Form 10-Q
period 2015-06-30
Natera, Inc.
filed 2015-08-13
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-37478

NATERA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	01‑0894487
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Industrial Road, Suite 410 San Carlos, CA	94070
(Address of Principal Executive Offices)	(Zip Code)

(650) 249‑9090

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 48,981,329.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections titled “Risk factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this report. Forward-looking statements include information concerning our future results of operations and financial position, strategy and plans, and our expectations for future operations. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as "believe," "may," "will," "estimate," "continue," "anticipate," "design," "intend," "expect," "could," "plan," "potential," "predict," "seek," "should," "would" or the negative version of these words and similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in "Risk Factors" and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama;
•

our ability to expand our sales and marketing capabilities to increase demand for Panorama, expand geographically, and obtain favorable coverage and reimbursement determinations from third-party payers;

•	our reliance on our partners to market and offer Panorama in the United States and in international markets;
•	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	our ability to successfully expand our product offerings to include cancer-related and other diagnostic tests;
•	competition in the markets we serve;
•	our expectations of the reliability, accuracy, and performance of Panorama;
•	our expectations of the benefits to patients, providers, and payers of Panorama;
•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•	our ability to operate our laboratory facility and meet expected demand;
•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of replacement laboratory instruments and materials;
•	our expectations of the rate of adoption of Panorama and of any of our future tests by laboratories, clinics, clinicians, payers, and patients;
•	our ability to publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests;
•	the factors we believe drive demand for Panorama and our ability to sustain or increase such demand;
•	our ability to successfully implement our cloud-based distribution model;

•	our ability to develop additional revenue opportunities through new tests, including in the field of cancer diagnostics;
•	the scope of protection we establish and maintain for intellectual property rights covering Panorama and any other test we may develop;
•	our estimates regarding our costs and risks associated with our international operations and international expansion;
•	our ability to retain and recruit key personnel, including expanding our direct sales force;
•	our increased, and increasing, reliance on our direct sales efforts;
•	our expectations regarding acquisitions and strategic operations;
•	our ability to fund our working capital requirements;
•	our compliance with federal, state, and foreign regulatory requirements;
•	the factors that may impact our financial results; and
•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)	(Note 2)
Assets
Current assets:
Cash	$62,243	$87,176
Restricted cash, current portion	145	503
Accounts receivable, net of allowance of $628 in 2015 and $527 in 2014	5,273	5,942
Inventory	14,633	11,542
Prepaid expenses and other current assets	3,537	1,314
Total current assets	85,831	106,477
Property and equipment, net	15,047	14,574
Restricted cash, long term portion	1,428	808
Other assets	4,446	1,764
Total assets	$106,752	$123,623
Liabilities, Preferred Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$8,949	$8,867
Accrued compensation	7,011	5,980
Other accrued liabilities	14,024	10,341
Deferred revenue	34	112
Equipment loan, current portion	2,340	2,340
Warrants	6,157	2,232
Total current liabilities	38,515	29,872
Equipment loan, long term portion	2,340	3,510
Senior secured term loan	23,086	20,964
Total long-term liabilities	25,426	24,474
Total liabilities	63,941	54,346
Commitments and contingencies (Note 5)
Convertible preferred stock	240,585	240,612
Stockholders’ deficit:
Common stock	1	1
Additional paid in capital	11,719	8,664
Notes receivable from officers	—	(192)
Accumulated deficit	(209,494)	(179,808)
Total stockholders’ deficit	(197,774)	(171,335)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$106,752	$123,623

See accompanying notes to the unaudited condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Product revenues	$44,519	$35,736	$91,418	$62,945
Other revenues	568	100	1,104	186
Total revenues	45,087	35,836	92,522	63,131
Cost and expenses:
Cost of product revenues	25,732	19,014	50,575	34,914
Research and development	6,741	4,122	12,371	8,420
Selling, general and administrative	28,086	13,905	51,325	28,284
Total cost and expenses	60,559	37,041	114,271	71,618
Loss from operations	(15,472)	(1,205)	(21,749)	(8,487)
Interest expense	(1,203)	(936)	(2,213)	(1,745)
Interest (expense) benefit from changes in the fair value of long term debt	(322)	1,340	(2,122)	534
Other income (expense), net	(2,684)	287	(3,601)	(432)
Net loss	$(19,681)	$(514)	$(29,685)	$(10,130)
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.58)	$(0.11)	$(5.50)	$(2.17)
Shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	5,494	4,722	5,393	4,658

See accompanying notes to the unaudited condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2015	2014
Operating activities
Net loss	$(29,685)	$(10,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,974	2,308
(Gain) on sales of property and equipment	(5)	—
Stock based compensation	2,740	3,028
Loss from changes in fair value of warrants	3,925	452
(Gain)/loss from change in fair value of long term debt	2,122	(534)
Provision for doubtful accounts	119	315
Changes in operating assets and liabilities:
Accounts receivable	549	(2,807)
Inventory	(3,091)	(106)
Prepaid expenses and other current assets	(2,223)	(335)
Restricted cash	(262)	—
Other assets	(337)	(7)
Accounts payable	2,678	401
Accrued compensation	1,031	614
Other accrued liabilities	3,683	1,284
Deferred revenue	(78)	36
Net cash used in operating activities	(15,860)	(5,481)

Investing activities
Purchases of property and equipment, net	(6,037)	(5,871)
Net cash used in investing activities	(6,037)	(5,871)

Financing activities
Proceeds from issuance of common stock, net	315	74
Costs paid for issuance of preferred stock, net	(27)	—
Costs paid for senior secured term loan	(6)	—
Proceeds from equipment financing	—	1,325
Repayments of equipment financing	(1,170)	(1,141)
Proceeds from collection of officer receivable	192	—
Change in restricted cash	—	(319)
Deferred offering costs	(2,340)	(1,413)
Net cash used in financing activities	(3,036)	(1,474)

Net decrease in cash	(24,933)	(12,826)
Cash at beginning of period	87,176	30,496
Cash at end of period	$62,243	$17,670

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,514	$1,051
Purchases of property and equipment through accounts payable and accruals	$627	$678
Non cash property and equipment purchase	$5	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the "Company") was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007, with the mission of providing prenatal support through gene testing. The Company operates a laboratory certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of preconception and prenatal genetic testing services. The Company operates in one segment and has a subsidiary that operates in the state of Texas.

The Company's product offerings include Pre-implantation Genetic Screening ("PGS") and Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA') in a pregnant mother's blood and a blood sample from the alleged father(s); High Throughput Carrier Screening ("HCS") to determine the risk of passing severe genetic diseases on to offspring, and Non-Invasive Prenatal Testing ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a simple blood draw from the mother. All testing is available principally in the United States and Europe.

Reverse Stock Split

The Company's board of directors and stockholders approved a 1-for-1.63 reverse split of its capital stock, which was effected on June 19, 2015. All references to common stock, options to purchase common stock, restricted stock, share data, per share data, warrants, convertible preferred stock and related information have been retroactively adjusted where applicable in this report to reflect the reverse stock split of the Company's capital stock as if it had occurred at the beginning of the earliest period presented.

Initial Public Offering

In July 2015, the Company completed an initial public offering (“IPO”), and subsequently in August 2015, the Company completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, including the over-allotment option, the Company sold 10,900,000 shares of common stock at $18.00 per share, which raised approximately $178.5 million in proceeds, net of underwriting discounts and commissions and offering expenses, as further discussed in Note 15 “Subsequent Events.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit, and cash flows. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2014 included in the prospectus dated July 1, 2015 that forms a part of the Company’s Registration Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiary. The Company established a subsidiary that operates in the state of Texas in December 2014 to support the Company’s laboratory and operational functions, which became active in the second quarter of 2015. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, stock-based compensation, the fair value of common stock and fair value of debt accounted for under ASC 815, as well as income tax uncertainties. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company carried senior secured term loan and warrants at fair value according to the fair value measurement guidance.

Risk and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

The Company bills third-party payers for certain tests performed. The amount that is ultimately received from the payer for our claim and the timing of such payments are subject to the determination of the payer based on the nature of the test performed and their view of our business practices with respect to collections of plan deductibles and co-payments from patients and other activities. This determination can impact both the amount and timing of when our invoices are collected. Payers may also withhold payments and request refunds of prior payments if we do not perform in accordance with the policies of these payers.

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. Sales to Quest, Progenity, and BioReference Laboratory, Inc. represented 14%,  11%, and 8% of total revenue for the three months ended June 30, 2014 and 15%,  12%, and 8% of total revenue for the six months ended June 30, 2014, respectively. For the three months and six months ended June 30, 2015, there were no customers exceeding 10% of total revenue on an individual basis. As of June 30, 2015, one customer had a receivable balance of approximately 11% of net accounts receivable, and as of December 31, 2014 there were no customers who had a balance greater than 10%.

Revenue Recognition

The Company generally bills an insurance carrier, a clinic or a patient for the test upon delivery of the test result. The Company also bills patients directly for out-of-pocket costs not covered by their insurance carriers representing co-pays and deductibles in accordance with their insurance carrier and health plans. Natera may not get reimbursed for tests completed if the tests are not covered under the insurance carrier’s reimbursement policies or Natera is not a qualified provider to the insurance carrier. For tests performed, where an agreed upon reimbursement rate or fixed fee and a predictable history or likelihood of collections exists, the Company recognizes revenues upon delivery of the test report to the prescribing physician based on the established billing rate less contractual and other adjustments, such as an allowance for doubtful accounts, to arrive at the amount that the Company expects to collect. In all other situations, as the Company does not have a sufficient history of collection and is not able to determine collectability, the Company recognizes revenues when cash is received. From time to time, we receive requests for refunds of payments previously made by insurance carriers. The Company has established an accrued liability for potential refund requests based on our experience.

In cases where the Company sells its tests through its laboratory partners, the majority of the laboratory partners bill the patient, clinic, or insurance carrier for the performance of the Company's tests.

For tests sold through a limited number of its laboratory partners, the Company bills directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. The Company considers its services rendered when it delivers reports of its test results to the laboratory partner, clinic or patient. When the Company has contracted fixed rates for its services and collectability of its revenues is reasonably assured, it recognizes revenues upon delivery of test reports. The fixed fees identified in contracts with laboratory partners change only if a pricing amendment is agreed upon between both parties. For cases in which there is no fixed price established with a laboratory partner, the Company then recognizes revenues from partner distributed tests on a cash basis.

Certain of the Company's arrangements include multiple deliverables. For revenue arrangements with multiple deliverables, the Company evaluates each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has "stand-alone value" to the customer and whether a general right of return exists. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. The Company uses judgment in identifying the deliverables in its arrangements, assessing whether each deliverable is a separate unit of accounting, and in determining the best estimate of selling price for certain deliverables. The Company also uses judgment in determining the period over which the deliverables are recognized in certain of its arrangements. Any amounts received that do not meet the criteria for revenue recognition are recorded as deferred revenue until such criteria are met.

The Company receives royalty revenue through the licensing and the provisioning of services to support the use of the Company's proprietary technology with its customer. Royalty revenues are recognized when earned under the terms of the related agreements and are included in Other Revenues in the statements of operations.

Stock‑Based Compensation

Stock‑based compensation related to stock options granted to the Company’s employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. No compensation cost is recognized on stock options for employees who do not render the requisite service and therefore forfeit their rights to the stock options. The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of its stock options.

The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the Black-Scholes option-pricing model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company's statements of operations during the period that the related services are rendered.

The Black-Scholes option-pricing model requires the input of the Company's expected stock price volatility, the expected life of the awards, a risk-free interest rate, and expected dividends. Determining these assumptions requires significant judgment. The expected term was based on the simplified method and where the Company did not qualify to use the simplified method, the Company used the lattice model, and the volatility rate was based on that of publicly traded companies in the DNA sequencing, diagnostics, or personalized medicine industries. When selecting the public companies in these industries to be used in the volatility calculation, companies were selected with comparable characteristics to the

Company, including enterprise value and financial leverage. Companies were also selected with historical share price volatility sufficient to meet the expected life of the Company's stock options. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the Company's stock options. The expected life of the non-employee option grants was based on their remaining contractual life at the measurement date. The risk-free interest rate assumption was based on U.S. Treasury instruments with maturities that were consistent with the option's expected life. The expected dividend assumption was based on the Company's history and expectation of dividend payouts.

Warrants

The Company accounts for warrants to purchase shares of its common stock and convertible preferred stock as a liability at fair value on the balance sheet date because the Company may be obligated to redeem these warrants at some point in the future. The warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a gain or loss from the changes in fair value of the warrants in the statements of operations. The Company will continue to adjust the liability for changes in fair value until such time that the warrants are converted or expire.

Other Comprehensive Income (Loss)

Net loss and other comprehensive loss are the same because the Company had no unrealized gains or losses or other items for inclusion in other comprehensive loss.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for potential dilutive shares. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of potential dilutive shares outstanding for the period, determined using the if-converted method. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, convertible notes, unvested shares subject to repurchase, and warrants are considered potential dilutive shares but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share was the same for all periods presented.

Property and Equipment

Property and equipment, including purchased and internally developed software, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically review the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. During the three months ended June 30, 2015, the Company increased the depreciable lives of certain sequencing and automation machinery equipment from three years to five years. The effect of this change in estimate for each of the three and six months ended June 30, 2015 was a decrease in loss from operations and net loss of $0.6 million. The effect of this change in estimate was a decrease in net basic and diluted loss per share of $0.11 for the three months ended June 30, 2015 and $0.12 for the six months ended June 30, 2015.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014‑15). ASU 2014‑15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures compared to footnote disclosures under today’s guidance. ASU 2014‑15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014‑15 on its financial statements will be significant.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (ASU 2014‑09) to provide guidance on revenue recognition. ASU 2014‑09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB voted to delay the effective date for this guidance. The guidance is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU 2014‑09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014‑09 on its financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015‑03, Interest—Imputation of Interest (Subtopic 835‑30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015‑03). ASU 2015‑03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015‑03 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2015‑03 on its financial statements will be significant.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015‑05, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015‑05). ASU 2015‑05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. ASU 2015‑05 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2015‑05 on its financial statements.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 provides guidance to simplify the measurement of inventory at the lower of cost and net realizable value under the first-in, first-out (“FIFO”) or average cost method. ASU 2015-11 is effective for the Company in the first quarter of 2017 with early adoption permitted. The Company does not believe the impact of adopting ASU 2015-11 on its financial statements will be significant.

3. Fair Value Measurements

The Company's financial assets and liabilities carried at fair value are comprised of a liability for convertible preferred stock warrants, a liability for common stock warrants and a senior secured term loan. The Equipment Financing Facility is not measured at fair value on a recurring basis and is carried at amortized cost. The Company believes the fair value of the facility approximates its carrying value, or amortized cost, due to the short-term nature of this obligation and the interest rate relative to current market rates.

The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level I: Quoted prices in active markets for identical assets and liabilities that the Company has the ability to access

Level II: Observable market‑based inputs or unobservable inputs that are corroborated by market data, such as quoted prices, interest rates, and yield curves

Level III: Inputs that are unobservable data points that are not corroborated by market data.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2015				December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Current Liabilities:
Warrants	$—	$—	$6,157	$6,157	$—	$—	$2,232	$2,232
Long‑term Liabilities:
Senior secured term loan	$—	$—	$23,086	$23,086	$—	$—	$20,964	$20,964

The Company's convertible preferred and common stock warrants are valued using Level III inputs; the Company uses inputs from a Black-Scholes model and a third-party valuation specialist uses inputs from a Probability Weighted Average Expected Return Method (“PWERM”) with 100% weight of the IPO price of $18.00 per share as the fair value of the Company's common stock and market volatility that is determined for comparable companies in the same business sector.

The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

In April 2013, the Company entered into a senior secured term loan with a third‑party lender, which consists of a credit agreement, royalty agreement, warrants, and loan commitment. The Company considered the guidance under ASC 825‑10, Financial Instruments, which provides a measurement basis election for most financial instruments (i.e., either historical cost or fair value), allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model and ASC 820, Fair Value Measurements and Disclosures that provides for the fair value measurement of assets and liabilities, except for derivatives, for which the fair value is determined by ASC 815, Derivatives and Hedging.

The Company evaluated the components of the senior secured term loan and determined that they are derivatives to be evaluated under ASC 815‑15‑25‑1. The fair value accounting for derivatives is not an option, as derivatives must be fair valued under ASC 815 following the measurement guidance under ASC 820. Therefore, the Company engaged a third party to determine the fair value of the derivatives using the guidance of ASC 820 and recorded the Senior Secured Term Loan at fair value.

ASC 815 requires the terms and features of an instrument that are not a derivative itself to be evaluated for embedded derivatives that must be bifurcated and separately accounted for as freestanding derivatives. In general, under ASC 815‑15‑25‑1, an embedded derivative is separated from the host contract and accounted for as a derivative instrument if and only if the following criteria are met:

•	Economic characteristics/risks of the derivative are not clearly and closely related to host;
•	The hybrid instrument is not re‑measured at fair value under other applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur;

•

A separate instrument with the same terms would be considered a derivative: (i) one or more underlying, (ii) One or more notional amounts, (iii) no or minimal initial net investment, (iv) net settlement.

Based upon the Company's evaluation, the senior secured term loan constitutes a liability with embedded derivative features that must be accounted for separately as mark-to-market instruments. In addition, adjustments to the embedded royalty feature will be recorded as interest expense as they occur, offset to the carrying amount of the debt (with the eventual cash outlay to settle such amounts recorded against the carrying amount of the debt). Based on the Company's evaluation, it was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. Additionally, it was determined that the remaining components are embedded derivatives of the senior secured term loan, which require a fair value assessment using Level III inputs at the end of each reporting period. The Company's independent appraiser assisted in the evaluation of the components of the senior secured term loan that require significant judgment or estimation. The fair value of the components is calculated using various techniques such as (i) discounted future cash flows, (ii) the income approach, using various revenue assumptions and applying a Monte-Carlo simulation to each outcome and (iii) PWERM with 100% weight of the IPO price of $18.00 per share as the fair value of the Company's common stock and market volatility that is determined by comparison to comparable companies in the same business sector. The fair value of the senior secured term loan is re-measured at the end of each reporting period with the change in fair value recorded within non-operating expense in the statements of operations.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the six months ended June 30, 2015:

Warrants
(in thousands)
Balance at December 31, 2014	$2,232
Change in fair value	3,925
Balance at June 30, 2015	$6,157

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the senior secured term loan for the six months ended June 30, 2015:

Term Loan
(in thousands)
Balance at December 31, 2014	$20,964
Change in fair value recognized in non‑operating expense	2,122
Balance at June 30, 2015	$23,086

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level III of the fair value hierarchy at June 30, 2015.

Weighted Average
Interest on
Fair Value at	Significant	Discount Rate
June 30, 2015	Valuation Methodology	Unobservable Input	(range, if applicable)
(in thousands)	(in thousands)
Senior secured term loan	$23,086
—Term loan	Discounted Cash Flows	Discount rate on CCC bond plus premium	15.0%
CCC Bond range
(3.7% ‑ 25.3%)
—Royalty interest	Royalty interest in future revenues	Revenues Volatility	$191,503	-	$439,655
33.3%
—Loan commitment	Discounted Cash Flows	Discount rate on CCC bond plus premium	15.0%
CCC Bond range
(3.7% ‑ 25.3%)
—Warrants	$6,157	PWERM with 100% weight of the IPO price of $18.00 per share	Discount for lack of marketability	4.3%
Volatility	26.5%

Senior Secured Term Loan

The fair value of the liability represents a term loan, royalty interest, and a loan commitment that is based upon the achievement of certain revenue targets over the life of the contract. The fair value of the liability is determined using discounted cash flow methodology, a Monte Carlo Simulation model for projected revenues, and the Longstaff-Schwartz model for royalty payments with significant inputs that include discount rate, projected revenues, projected royalty payments and percentage probability of occurrence for projected revenues and royalty payments. A significant change in projected revenues in isolation could result in a significantly different fair value measurement; a significant change in the discount rate in isolation could result in a significantly different fair value measurement; and changes in the probability of occurrence between the outcomes in isolation could result in a significantly different fair value measurement.

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based upon a model with inputs from a Black-Scholes model and PWERM with 100% weight of the IPO price of $18.00 per share as the fair value of the Company's common stock and market volatility that is determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

4. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2015	2014
		(in thousands)
Machinery and equipment	3-5 years	$23,136	$18,632
Furniture and fixtures	3 years	217	217
Computer equipment and software	3 years	1,508	700
Leasehold improvements	Life of lease	1,674	1,036
Construction‑in‑process		1,044	3,583
		27,579	24,168
Less: Accumulated depreciation and amortization		(12,532)	(9,594)
Total Property and Equipment, net		$15,047	$14,574

As of June 30, 2015, $4.7 million of the Company's equipment is pledged under the Equipment Financing Facility.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Accrued paid time off	$2,125	$1,577
Accrued commissions	3,601	2,651
Accrued bonuses	589	1,141
Other accrued compensation	696	611
Total accrued compensation	$7,011	$5,980

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Accrued expenses	$12,665	$8,560
Accrued rent	419	551
Deferred lease obligation	71	99
Accrued interest	692	764
Sales tax payable	177	367
Total other accrued liabilities	$14,024	$10,341

5. Commitments and Contingencies

Operating Leases

As of June 30, 2015, we sub‑lease office facilities under non‑cancelable operating lease agreements. In January 2013, we amended our sublease agreement to expand our corporate headquarters. In connection with the amendment, we executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. The related subleases expire in October 2016.

On March 21, 2014, we entered into an additional sub‑lease agreement to expand our San Carlos facilities for additional office and laboratory space. In connection with the sub-lease, we executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account. The lease and additional sub‑lease expire in January 2017.

In April 2015, the Company entered into a sub-lease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $62,700 per month. The lease period begins in June 2015 and will terminate in August 2016. In addition, the Company has paid a security deposit of $125,500.

The future annual minimum lease payments under all non-cancelable operating leases are as follows:

Operating Leases
(in thousands)
Years ending December 31:
2015 (six months)	$1,509
2016	2,441
2017	60
Total future minimum lease payments	$4,010

Rent expense for the three months ended June 30, 2015 and 2014 was $0.5 million and $0.4 million, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $1.1 million and $0.7 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other legal actions as discussed below. The Company is aggressively defending its current litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges.

In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If this were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to record or adjust a liability and record additional expenses. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

On January 6, 2012, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of California, alleging that U.S. Patent No. 6,258,540 licensed by Sequenom, Inc. ("Sequenom") from Isis Innovation Limited, Inc. ("Isis") (the '540 patent), is invalid, unenforceable and not infringed by the Company. The '540 patent relates to non-invasive prenatal diagnosis methods. This case was consolidated in the Northern District of California with a case that Sequenom, an affiliate of Sequenom, and Isis brought on January 24, 2012 in the Southern District of California alleging infringement by the Company and DNA Diagnostics Center, Inc., the Company's distribution partner, of certain claims of the '540 patent. Ariosa Diagnostics, Inc. ("Ariosa") and Verinata Health, Inc. ("Verinata"), now a division of Illumina, Inc. also filed declaratory judgment actions regarding the '540 patent against Sequenom in the Northern District. Sequenom asserted counterclaims of infringement of the '540 patent against both Ariosa and Verinata in those respective cases. All of these cases were designated related cases. On October 30, 2013, the District Court issued an order granting Ariosa's motion for summary judgment in its case against Sequenom, finding that the claims asserted against Ariosa are invalid under 35 U.S.C. §101 for reciting non-patentable subject matter. Many of the claims of the '540 patent asserted against the Company were invalidated by this order. Subsequently, Sequenom entered into stipulations with Verinata and the Company conditionally agreeing that the remaining asserted claims of the '540 Patent should be deemed invalid under 35 U.S.C. §101. The Court then entered judgment in favor of Verinata and the Company in their respective cases in November 2013. Sequenom has appealed all three judgments to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC has consolidated the Ariosa, Verinata and the Company's cases for purposes of appeal, such that the CAFC can make a single ruling on the '540 patent claims that apply to all parties involved. The appellate arguments were heard on November 7, 2014, and on June 12, 2015, the CAFC affirmed the district court's finding of invalidity. Sequenom may request a rehearing en banc by the full panel of the CAFC or appeal to the Supreme Court of the United States. Sequenom has not filed a request for rehearing or writ of certiorari as of the date of this report. The Company intends to continue to vigorously assert its claims and defend against the counterclaims in this lawsuit, but it cannot be certain of the outcome.

On April 22, 2011, a former employee filed an action in the U.S. District Court for the Northern District of California alleging that the Company made false statements to the government in connection with tracking of employee time and expenditures in connection with certain grants it received from the National Institutes of Health. After investigating the former employee's claims, the U.S. Attorney's Office for the Northern District of California filed a Notice of Election to Decline Intervention in this matter. The Company filed counterclaims against its former employee, alleging fraud in the inducement, breach of contract, and violation of the Computer Fraud and Abuse Act. The case proceeded to trial and on February 4, 2015, the jury found the former employee's allegations were without merit and returned a unanimous verdict in favor of the Company. The plaintiff's motion for a new trial was denied, and judgment was entered in favor of the Company on the plaintiff's claims and in favor of the plaintiff on the Company's counterclaim. The time for filing a notice of appeal has expired. We do not expect any further activity on this matter.

Third-Party Payer Reimbursement Audits

In November 2014, a third-party payer sought information as part of an investigative audit of claims which it had paid for certain genetic testing. The Company complied with their request and provided responsive information. In a letter dated June 2, 2015, the third-party payer alleged that it had overpaid $1.88 million to the Company,  which it claimed was an overpayment reflecting the difference between what it paid to the Company and what it contended it should have paid based on its fee schedule and coverage determinations. Subsequent to June 30, 2015, the Company reached an agreement for a settlement payment of $1.18 million as part of a complete settlement of this matter. This charge was recorded against “revenue” in the second quarter of 2015 and “other accrued liabilities” as of June 30, 2015.

Contractual Commitment

As of June 30, 2015, the Company has non‑cancelable contractual commitments with a supplier for approximately $11.5 million for inventory material used in the laboratory testing process.

In January 2015, the Company entered into a laboratory services agreement with a total contractual commitment for a period of 18 months to purchase tests for a minimum of approximately $5.3 million.

In March 2015, the Company entered into an agreement with a major manufacturer to develop a version of the Panorama test for use in a specific country, including the right for the manufacturer to market and perform such test. Under the terms of the contract the Company will share up to half of the $13.5 million of the development and approval process costs as incurred. Further any other costs will be shared between the manufacturer and the Company equally. The reimbursement of the costs incurred by both partners under this agreement will be performed on a quarterly basis. As of June 30, 2015 the Company has not incurred any expenses in regards to this agreement.

6. Stock‑Based Compensation

2007 and 2015 Stock Plans

In January 2007, the Board of Directors (the Board) adopted, and our stockholders approved, our 2007 Stock Plan (the 2007 Plan), which was amended and restated on March 25, 2010 and amended on April 16, 2015. Pursuant to the 2007 Plan, stock options may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or non-statutory stock options. Under the amended and restated 2007 Plan, the Company had reserved 15,999,289 shares of its common stock for issuance through June 30, 2015. The 2007 Plan was terminated in July 2015; however, the terms of the 2007 Plan will continue to govern any outstanding awards thereunder.

In June 2015, the Board adopted, and our stockholders approved, our 2015 Equity Incentive Plan (the 2015 Plan), which, by its terms, took effect as of the Company’s IPO. The Company reserved 3,451,495 shares of its common stock for issuance under the 2015 Plan; in addition, the Board and stockholders authorized the reservation of up to 9,890,310 shares of common stock to cover shares reserved but unissued under the 2007 Plan and shares subject to outstanding awards under the 2007 Plan that expire or lapse unexercised or shares issued under the 2007 Plan that are subsequently reacquired by the Company.

Early Exercise of Employee Options

Stock options granted under the 2007 Plan provide employee option holders the right to exercise unvested options in exchange for common stock. As of June 30, 2015, the Company had approximately 1.5 million exercised and unvested shares outstanding that are subject to a repurchase right held by the Company at the original issuance price in the event that the optionee’s employment is terminated, either voluntarily or involuntarily. Accordingly, the Company has recognized the notes receivable from officers as an offset to stockholders' equity. Generally, the repurchase right lapses on the first anniversary of the grant vesting start date for 25% of the options and in 36 equal monthly amounts for the remaining 75% thereafter.

Stock Options

The following table summarizes option activity for the six months ended June 30, 2015:

	Outstanding Options
				Weighted‑
			Weighted‑	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2014	294	8,463	$2.28	8.83
Additional shares authorized	1,534
Options granted	(1,465)	1,465	8.96
Options exercised	—	(179)	1.71
Options forfeited	346	(346)	3.26
Balance at June 30, 2015	709	9,403	3.30	8.66	137,066
Exercisable at June 30, 2015		5,390	1.65	5.72	87,708
Vested and expected to vest at June 30, 2015		8,443	3.08	8.32	124,597

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following table presents the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,
	2015			2014
	Employee	Non‑Employee	Total	Employee	Non‑Employee	Total
	(in thousands)
Cost of revenues	$88	$184	$272	$32	$1	$33
Research and development	309	11	320	94	3	97
Selling, general and administrative	926	74	1,000	282	6	288
Total	$1,323	$269	$1,592	$408	$10	$418

	Six months ended June 30,
	2015			2014
	Employee	Non‑Employee	Total	Employee	Non‑Employee	Total
	(in thousands)
Cost of revenues	$149	$206	$355	$97	$4	$101
Research and development	558	23	581	1,143	7	1,150
Selling, general and administrative	1,711	93	1,804	1,764	13	1,777
Total	$2,418	$322	$2,740	$3,004	$24	$3,028

As of June 30, 2015, approximately $14.8 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted‑average period of approximately 2.12 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions (note that no grants were made during the three months ended June 30, 2014):

	Three months ended				Six months ended
	June 30,				June 30,
	2015			2014	2015			2014
Expected term	5.9	—	6.1	—	5.6	—	6.1	5.4	—	6.3
Expected volatility	72.0%	—	73.0%	—	72.0%	—	73.0%	84.4%	—	87.0%
Expected dividend rate			0%	—			0%			0%
Risk‑free interest rate	1.84%	—	1.88%	—	1.56%	—	1.88%	1.65%	—	1.94%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. The Company's historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For granted "at-the-money" stock options, the Company estimates the expected term by using the simplified method permitted by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options that are not granted "at-the-money," the Company uses the binomial lattice model to calculate the expected term.

Expected Volatility:    The Company derived the expected volatility from the average historical volatilities of comparable publicly traded companies within its peer group over a period approximately equal to the expected term.

Expected Dividend Rate:    The Company has not paid and does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate:    The risk-free interest rate assumption is based on U.S. Treasury yield in effect at the time of grant for zero coupon U. S. Treasury notes with maturities approximately equal to the expected term.

7. Debt

Senior Secured Term Loan

In April 2013, as amended in June 2014, the Company entered into a senior secured term loan arrangement (the "Secured Loan Arrangement") with ROS Acquisition LP ("ROS"). The Secured Loan Arrangement consisted of $40.0 million of borrowing capacity ("Credit Agreement"), a warrant to purchase shares of Common Stock, and an agreement to pay royalties on Company revenues ("Royalty Agreement"). The Company borrowed $20.0 million on the effective date of the Credit Agreement. The Credit Agreement interest rate is equal to the greater of (a) LIBOR or (b) 1% per annum plus the applicable margin of 8% per annum or 9% floor on the outstanding balance of the term loan. The Royalty Agreement obligates the Company to make royalty payments of 1% applied to total Company fiscal year revenues of up to $50.0 million and 1.5% applied to fiscal year incremental revenues above $50.0 million. For the six months ended June 30, 2015, the Company incurred approximately $0.9 million and $1.1 million in interest expenses under the Credit Agreement and royalty expenses under the Royalty Agreement, respectively, which are due and payable quarterly. For the six months ended June 30, 2014, the Company incurred approximately $0.9 million and $0.7 million in interest expenses under the Credit Agreement and royalty expenses under the Royalty Agreement, respectively. The interest on the loan is set forth in the financial statements as interest expense below loss from operations. The effective yield was approximately 20.5% for the six months ended June 30, 2015. Under the terms of the Secured Loan Arrangement, the Company issued ROS a warrant to purchase 376,691 shares of common stock with an exercise price of $2.3229 per share. The Credit Agreement principal is due and payable on April 18, 2019. The Company may at its option, prepay the term loan borrowings by paying the lender a prepayment premium equivalent to 10% of the outstanding principal. Prepayment of the amount due under the Credit Agreement does not eliminate the royalty payment obligation, which expires no later than April 18, 2023. The Company may at its option, terminate the royalty obligation for a fixed dollar amount with cumulative royalty payments applied against the royalty obligation.

ROS Acquisition LP maintains a security interest in substantially all of the Company's tangible and intangible assets, including intellectual property, to secure any outstanding amounts under the Credit Agreement. The Credit Agreement contains customary events of default, conditions to borrowing and covenants, including restrictions on the ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders, including dividends. The Credit Agreement also includes a financial covenant that requires the maintenance of minimum liquidity of $5.0 million and minimum revenue thresholds. During the continuance of an event of a default, ROS Acquisition LP may accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral. As of June 30, 2015, the Company is in compliance with all covenants under the terms of the Secured Loan Arrangement with ROS Acquisition LP.

Equipment Financing Facility

In April 2013, the Company entered into an equipment financing facility with a financial institution. Under the terms of the agreement, the Company may borrow up to $5.0 million to fund equipment purchases. The financial institution maintains an interest in the underlying equipment until the loan is paid in full. The loan bears interest at the financial institution's prime reference rate plus 4.10% (the prime reference rate is defined as the 30-day LIBOR rate plus 2.50%), which was 7.35% upon closing of the agreement. The equipment financing arrangement is payable in twenty-seven equal installments through September 30, 2015 and has a covenant that requires the Company to maintain a $5.0 million cash balance at all times.

In December 2014, the Company amended its Equipment Financing Facility with the financial institution. Under the terms of the Amendment, the Company borrowed $5.9 million to fund equipment. The Company pays interest on the unpaid principal at the financial institution's prime rate plus 3.10%, which equals 6.35%. The loan will mature on May 31, 2017. The Company is required to make 30 payments of principal and interest through the maturity of the loan in May 2017. In addition, the loan is subject to a prepayment penalty of 1% if paid before December 18, 2016.

Future minimum principal on long-term debt as of June 30, 2015 are as follows:

Principal
(in thousands)
Years ending December 31:
2015 (six months)	$1,170
2016	2,340
2017	1,170
2018	—
2019	20,000
Total	$24,680

8. Warrants

In 2007, the Company issued warrants to purchase an aggregate of 24,538 shares of common stock at an exercise price of $0.0978 per share to various holders. As of June 30, 2015, these warrants were fully exercised.

In 2009, the Company granted warrants to purchase 33,742 shares of Series B convertible preferred stock at an exercise price of $1.8908 per share. The warrants were granted to a financial institution in connection with a secured equipment loan and expire on November 2, 2019. In connection with the IPO in July 2015, these warrants were converted into the right to purchase common stock at a one-to-one ratio.

Under the terms of the Senior Secured Term Loan, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share, which expire on April 18, 2023. In connection with the IPO in July 2015, these warrants remain exercisable for common stock.

In connection with the Series F financing, the Series E preferred stockholders agreed to change the liquidation preference from two times to one times the liquidation value as described in the agreement. In exchange, on November 20, 2014, the Company issued common stock warrants to the Series E preferred stockholders to purchase 429,440 shares at $0.0163 per share. The warrants are carried in Additional Paid In Capital and the issuance of the warrants was treated as a deemed dividend by the common stockholder out of Additional Paid in Capital. In connection with the IPO in July 2015, such warrants were automatically net exercised into 429,042 shares of common stock.

9. Convertible Preferred Stock

The Company's Certificate of Incorporation, as restated in November 2014 and amended in June 2015, authorizes the Company to issue 51.2 million shares of $0.0001 par value convertible preferred stock.

As of June 30, 2015, the convertible preferred stock consisted of the following:

	Shares	Shares Issued and	Liquidation	Proceeds, net of
Series	Authorized	Outstanding	Amount	Issuance Costs
	(in thousands)
A-1	5,000	3,067	$20	$20
A	8,173	5,014	4,005	3,927
B	5,745	3,491	6,600	6,569
C	8,941	5,485	12,160	58,876
D	6,694	4,107	20,047	80,788
E	9,592	5,884	35,425	35,019
F	7,088	4,349	55,500	55,386
	51,233	31,397	$133,757	$240,585

Each share of Series A-1, Series A, Series B, Series C, Series D, Series E and Series F convertible preferred stock converts, at the option of the holder, into that number of fully paid and non-assessable shares of common stock that is equal to $0.0065,  $0.7987,  $1.8908,  $2.2168,  $4.8819,  $6.0199, and $12.7629 per share, respectively (as adjusted for stock splits, combinations, and reorganizations), divided by the conversion price of $0.0065,  $0.7987,  $1.8908,  $2.2168,  $4.8819,  $6.0199, and $12.7629, respectively (as adjusted for stock splits, combinations, and reorganizations). Additionally, each share of convertible preferred stock automatically converts into shares of common stock at the conversion rate then in effect for such series of convertible preferred stock immediately upon the earlier of: (i) the Company's sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended, at a public offering price of at least $40.0 million in the aggregate; or (ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of convertible preferred stock (voting together as a single class and not as separate series, and on an as-converted basis); provided, however, that an automatic conversion of the outstanding shares of Series E convertible preferred stock pursuant to clause (ii) requires the written consent or agreement of the holders of at least 70% of the outstanding shares of Series E convertible preferred stock unless such conversion is in connection with (x) an underwritten public offering of this corporation or (y) a bona fide financing transaction with a pre-money equity valuation on an as converted, fully diluted basis of less than $100.0 million that results in a recapitalization of the Company, in which case on the consent of the holders of a majority of the then outstanding shares of convertible preferred stock (voting together as a single class and not as separate series, and on an as-converted basis) is required to convert each share of convertible preferred stock. Series A and Series B preferred stockholders may elect two Board members (voting together as a single class) and Series C preferred stockholders may elect one Board member. No Board member has been elected at this time for the Series C convertible preferred stock.

The holders of shares of convertible preferred stock are entitled to receive dividends, on an equal basis, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock of this corporation) on the common stock of this corporation, at the applicable Dividend Rate (as defined below), payable when, as, and if declared by the Board. Such dividends are not cumulative. Dividend Rate means $0.0639 per annum for each share of Series A convertible preferred stock, $0.0005 per annum for each share of Series A-1 convertible preferred stock, $0.1513 per annum for each share of Series B convertible preferred stock, $0.1773 per annum for each share of Series C convertible preferred stock, $0.3911 per annum for each share of Series D convertible preferred stock, and $0.4817 per annum for each share of Series E convertible preferred stock, and $1.021 per annum for each share of Series F convertible preferred stock (each as adjusted for any stock splits, stock dividends, combinations, subdivisions, or recapitalizations).

In the event of a Company liquidation, the holders of Series E and Series F convertible preferred stock are entitled to receive, prior and in preference to any distribution of the proceeds of such liquidation to the holders of Series A, Series A-1, Series B, Series C, and Series D convertible preferred stock by reason of their ownership thereof, an amount per share equal to the sum of the original issue price for the Series E and Series F convertible preferred stock, plus declared and unpaid dividends on such shares.

The holder of each share of convertible preferred stock has the right to one vote for each share of common stock into which such preferred stock could then be converted and such holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock, and is entitled to notice of any stockholders' meeting in accordance with the bylaws of the Company, except as provided for the election of directors by separate class vote of the holders of common stock, and is entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote. The Series A and Series B preferred stockholders may elect one director (voting together as a single class, not as a separate series and on an as-converted basis) and Series C preferred stockholders may elect one director at any election of directors.

10. Common Stock

The Company's Certificate of Incorporation, as restated in connection with the closing of the Series F convertible preferred stock financing, authorizes the Company to issue 82.0 million shares of $0.0001 par value common stock. As of

December 31, 2014 and June 30, 2015, the Company had 6.9 million and 7.1 million shares of common stock outstanding, respectively. Each shareholder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders. The holders of common stock, voting together as a class, may elect two directors.

The Company's board of directors and stockholders approved an amendment to its Certificate of Incorporation to effect a 1-for-1.63 reverse split of its capital stock, which was effected on June 19, 2015. All references to common stock, options to purchase common stock, restricted stock, share data, per share data, warrants, convertible preferred stock and related information have been retroactively adjusted where applicable in this report to reflect the reverse stock split of the Company's capital stock as if it had occurred at the beginning of the earliest period presented.

11. Income Taxes

Due to the current operating losses, the Company recorded zero income tax expense for the three months and six months ended June 30, 2015 and 2014, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 36% before research and development credits and permanent adjustments related to the Company’s outstanding debt.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of June 30, 2015. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $1.5 million and $1.4 million in unrecognized tax benefits at June 30, 2015 and December 31, 2014, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2015, there were no accrued interest and penalties related to uncertain tax positions.

12. Related‑Party Transactions

The chief executive officer of the Company receives a monthly payment based on his use for Company business purposes of an apartment that he owns in New York City. For the three months ended June 30, 2015 and 2014, the Company expensed $3,800 and $5,700, respectively. For the six months ended June 30, 2015 and 2014, the Company expensed $9,500 and $11,400, respectively. The Company will not make payments for this apartment in the future due to the sale of the apartment during the second quarter of 2015.

The Company entered into a full recourse promissory note with the Company’s chief executive officer, in April 2012. Pursuant to this note, which was secured by a stock pledge agreement, the Company loaned Dr. Rabinowitz $154,000. This loan bore interest at a rate per annum of 1.15%, compounded annually. This loan, including all accrued interest, was repaid in full by Dr. Rabinowitz in May 2015.

The Company entered into a full recourse promissory note with Jonathan Sheena, the Company’s chief technology officer, in April 2012. Pursuant to this note, which was secured by a stock pledge agreement, the Company loaned Mr. Sheena $38,280. This loan bore interest at a rate per annum of 1.15%, compounded annually. This loan, including all accrued interest, was repaid in full by Mr. Sheena in May 2015.

13. Net Loss per Share

Basic and diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding shares subject to repurchase, and without consideration of potentially dilutive securities. The Company's potential dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, convertible preferred stock and warrants, and convertible long-term notes, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

Potentially dilutive shares that were not included in the diluted per share calculations because they would be anti‑dilutive as of the three and six months ended June 30, 2015 and 2014 were as follows:

	June 30,
	2015	2014
	(in thousands)
Options to purchase common stock	9,402	6,660
Warrants	840	435
Common stock subject to repurchase	1,499	1,857
Convertible preferred stock	31,397	27,048
	43,138	36,000

14. Geographic Information

The following table presents total revenue by geographic area based on the location of the Company’s customers:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

United States	$38,510	$30,382	$79,382	$53,598
Americas, excluding U.S.	1,210	1,170	2,506	2,141
Europe, Middle East, India, Africa	4,088	3,189	7,982	5,647
Other	1,279	1,095	2,652	1,745
Total	$45,087	$35,836	$92,522	$63,131

15. Subsequent Events

Initial Public Offering

In July 2015, the Company completed an IPO of its common stock, and subsequently in August 2015, the Company completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. The warrants to purchase convertible preferred stock became exercisable to purchase common stock. In connection with its IPO, including the over-allotment option, the Company issued and sold 10,900,000 shares of its common stock, at a price to the public of $18.00 per share. As a result of the IPO, the Company received approximately $178.5 million in net proceeds, after deducting underwriting discounts and commissions of approximately $13.7 million and offering expenses of approximately $4.0 million payable by the Company. At the closing of the IPO, 31,397,221 shares of outstanding convertible preferred stock were automatically converted into common stock on a one-to-one basis. Following the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 750,000,000 shares designated as common stock and 50,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share. As of June 30, 2015, the Company had incurred $4.0 million of deferred offering costs, which will be offset against the net proceeds received from the sale of common stock. The condensed consolidated financial statements, including share and per share amounts, do not give effect to the IPO.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best in class accuracy and coverage. In addition to our direct sales force in the United States, which we are continuing to expand, we have a global network of over 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology by introducing a global cloud-based distribution model. We have launched seven molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. In March 2013, we launched Panorama, our non-invasive prenatal test, or NIPT. Over 185,000 Panorama tests were accessioned during the year ended December 31, 2014 and over 114,000 Panorama tests were accessioned during the six months ended June 30, 2015. Our revenues have grown from $4.3 million in 2010 to $159.3 million in the year ended December 31, 2014, and from $63.1 million in the six months ended June 30, 2014 to $92.5 million in the six months ended June 30, 2015.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of the following tests:

•

2009—24 Chromosome PGS (recently rebranded as Spectrum PGS). Pre-implantation genetic screening, or PGS, to analyze chromosomal abnormalities or inherited genetic conditions during an in vitro fertilization, or IVF, cycle to select embryos that are suitable for transfer;

•

2010—Pre-Implantation PGD (recently rebranded as Spectrum PGD). Pre-implantation genetic diagnosis, or PGD, to analyze inherited genetic conditions during an in vitro fertilization, or IVF, cycle to select embryos that are suitable for transfer;

•

2010—POC (recently rebranded as Anora). A products of conception, or POC, test to rapidly and extensively analyze fetal chromosomal causes of miscarriages using a single nucleotide polymorphism microarray;

•

2011—Non-Invasive Prenatal Paternity Testing. A test to reliably indicate paternity from fetal free-floating DNA, which is fetal DNA not contained within a cell, in a maternal blood sample, taken as early as nine weeks gestation, and a blood sample from the alleged father(s);

•

2012—Carrier Screening (recently rebranded as Horizon). Carrier screening, or CS, test performed either before or during pregnancy for a large number of serious genetic disorders that could be passed on to the carrier's children;

•

2013—Panorama. An NIPT that screens fetal free-floating DNA from a maternal blood sample as early as nine weeks gestation for instances of extra or missing chromosomes of interest, to identify fetal sex, and to identify triploidy, a condition where there are three sets of each chromosome and

•

2014—Panorama Microdeletions Panel. An NIPT that screens fetal free-floating DNA from a maternal blood sample as early as nine weeks gestation for microdeletions associated with common syndromes, including DiGeorge, Angelman, Cri-du-chat and Prader-Willi, that result in severe intellectual disability and moderate to severe physical disabilities.

•

2015—Constellation Cloud-Based Software. Constellation software allows laboratory customers to gain access through the cloud to the same algorithms and bioinformatics that we use in our own laboratory. This allows laboratory customers to validate and launch tests based on our technology, including NIPT.

In the year ended December 31, 2014, we processed substantially all of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. During the six months ended June 30, 2015, we accessioned greater than 134,000 tests, including greater than 114,000 Panorama tests. In the year ended December 31, 2014, we accessioned greater than 215,000 tests, including greater than 185,000 Panorama tests. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices. We market and sell our tests both through our sales force and those of our laboratory distributors. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurance payers. Insurers reimburse for NIPT procedures in high-risk pregnancies based on positive coverage decisions, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the payers with positive NIPT coverage decisions include UnitedHealthcare, AETNA, Anthem, Humana and CIGNA. We and our laboratory partners have in-network contracts with insurance providers that account for over 140 million covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage decisions or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory partners, and the number of tests that we accession is a key indicator that we use to assess our business. We accessioned over 134,000 tests for the six months ended June 30, 2015, compared to 99,000 tests for the six months ended June 30, 2014. We accessioned over 69,000 tests for the three months ended June 30, 2015, compared to 54,000 tests for the three months ended June 30, 2014. This increase in volume is primarily due to the commercial growth of our Panorama test. We significantly increased the number of our domestic sales specialists in the third and fourth quarters of 2014 in an effort to increase the number of tests distributed through our direct sales force. The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2015 was 78%, up from 43% for the six months ended June 30, 2014. The percent of our revenues attributable to U.S. laboratory partners for the six months ended June 30, 2015 was 8%, down from 42% for the six months ended June 30, 2014. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the six months ended June 30, 2015 was 14%, down from 15% for the six months ended June 30, 2014. The percent of our revenues attributable to our U.S. direct sales force for the three months ended June 30, 2015 was 76%, up from 46% for the three months ended June 30, 2014. The percent of our revenues attributable to U.S. laboratory partners for the three months ended June 30, 2015 was 10%, down from 39% for the three months ended June 30, 2014. The percent of our revenues attributable to international laboratory partners and other international sales for the three months ended June 30, 2015 was 14%, down from 15% for the three months ended June 30, 2014.

In addition to distributing molecular diagnostic tests, we seek to establish licensing arrangements with laboratory partners related to the use of our molecular and bioinformatics capabilities. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. We have recognized $0.1 million and $1.1 million in revenues from the arrangement during the six months ended June 30, 2014 and June 30, 2015, respectively. The arrangement commenced in the second quarter of 2014. We have begun to introduce a cloud-based distribution model, allowing certain U.S. and international laboratory partners through a license to our technology, to develop and run our molecular processes in the partners' laboratories and then have the resulting raw sequenced genetic data analyzed by our proprietary algorithm that we host in the cloud. This model will result in lower revenues and gross profit per test than in cases where we process a test ourselves.

Our revenues increased from $63.1 million in the six months ended June 30, 2014 to $92.5 million in the six months ended June 30, 2015. We generate revenues primarily from the sale of Panorama, which we commercially launched in 2013. Panorama revenues accounted for $47.4 million, or 75% of our revenues for the six months ended June 30, 2014 and $70.3 million, or 76% of our revenues for the six months ended June 30, 2015. Panorama revenues accounted for $27.8 million, or 78% of our revenues for the three months ended June 30, 2014 and $35.5 million, or 79% of our revenues for the three months ended June 30, 2015. Sales to Quest, Progenity, and Bio-Reference Laboratory, Inc. represented 15%, 12%, and 8% of our revenues for the six months ended June 30, 2014, respectively. For the three months and six months ended June 30, 2015, there were no customers exceeding 10% of total revenue on an individual basis. Sales to Quest, Bio-Reference and Progenity represented a combined 46% and 6% of our revenues in the six months ended June 30, 2014 and 2015, respectively, generated from Panorama. Progenity terminated its agreement with us in the second quarter of 2014 and no longer distributes our NIPT. Quest terminated its agreement with us in the third quarter of 2014 and no longer distributes our NIPT. Revenues from customers outside the United States were $9.5 million and $13.1 million for the six months ended June 30, 2014 and 2015, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros. For the six months ended June 30, 2014 and 2015, approximately 15% and 14%, respectively, of our revenues were generated in international markets.

Our net losses for the six months ended June 30, 2014 and 2015 were $10.1 million and $29.7 million, respectively. This included non-cash stock compensation expense of $3.0 million and $2.7 million for the six months ended June 30, 2014 and 2015, respectively. As of June 30, 2015, we had an accumulated deficit of $209.5 million.

Components of the Results of Operations

Revenues

We generate revenues from the sale of our genetic tests, primarily from the sale of our NIPT, Panorama. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the services delivered and existing contractual arrangements. For tests performed where an agreed upon reimbursement rate or fixed fee and a predictable history or likelihood of collections exists, we recognize revenues upon delivery of a report to the prescribing physician or clinic based on the established billing rate less contractual and other adjustments, such as an allowance for doubtful accounts, to arrive at the amount that we expect to collect. In all other situations, as we do not have a fixed or determinable price, a sufficient history of collection or we are not able to determine the price for our test, we recognize revenue when cash is received.

We have two significant distribution channels: direct sales and through our laboratory partners. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We do not maintain an account receivable balance in our financial statements for outstanding billing to the insurance payers because we cannot determine the collectable portion of the billings until cash is received.

In cases where we sell our tests through our laboratory partners, the majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests, and we are entitled to either a fixed price per test or a percentage of their collections. For tests sold through a limited number of our laboratory partners, we bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees.

Revenue recognized on a cash basis represented 55% and 80% of our revenues for the three months ended June 30, 2014 and 2015, respectively. Revenues recognized on a cash basis represented 52% and 81% of our revenues for the six months ended June 30, 2014 and 2015, respectively. As of June 30, 2015, we have 11 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three and six months ended June 30, 2015, we recognized revenue from only one such arrangement.

The fixed fees identified in contracts with laboratory partners change only if a pricing amendment is agreed upon between both parties. For cases in which there is no fixed price established with a laboratory partner, we then recognize revenues from partner distributed tests on a cash basis.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular generate sales through our direct sales force, offer additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. However, as we enter into additional in-network contracts with insurance providers, we anticipate our average reimbursement per test will decrease.

Cost of Product Revenues

The components of our cost of product revenues are materials and service costs, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical record, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with performing tests are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of product revenues as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases. However, we expect that the cost per test will decrease over time due to the efficiencies we expect to gain as test volume increases and from automation and other cost reduction initiatives. In addition, to the extent we are successful in having new or existing customers adopt our cloud-based distribution model, our revenues per test will decrease and our cost of product revenues per test will also decrease.

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, regulatory costs, electronic medical record set up costs, costs associated with setting up and conducting clinical studies at domestic and international sites and allocated overhead, including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products. In the near term we will continue to grow research and development expenses in support of Panorama and other new products and programs, including the application of our proprietary technologies for cancer and other disease detection.

Selling, General and Administrative

Selling, general and administrative expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, education seminars, payer outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In the near term, we expect selling, general and administrative expenses will increase driven by the costs of hiring additional sales personnel associated with further penetrating the domestic and international market, and marketing and education expenses to drive market penetration and reimbursement. We also expect selling, general and administrative expenses to increase as a result of becoming a public company. These expenses are related to compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our selling, general and administrative expenses will increase in absolute dollars as we expand our billing and client services functions.

Interest Expense

Interest expense is attributable to borrowing under our senior secured term loan and our equipment financing facility. We also recognize revenue-based royalties to the lender associated with our senior secured term loan as part of interest expense.

Interest (Expense) Benefit from Changes in the Fair Value of Long-Term Debt

Interest expense also arises from changes in the fair value associated with our senior secured term loan.

Interest Income and Other (Expense), Net

Interest/other income is from interest earned on our cash, settlement over contract dispute, and other expense relates to the changes in the fair value associated with our warrants.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider our critical accounting policies and estimates to be revenue recognition; income taxes; fair value measurement and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015 from those disclosed in our prospectus dated July 1, 2015 that forms a part of our Registration Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, other than the change in estimates of useful lives for certain sequencing and automation machinery equipment from three to five years as disclosed in Note 2 “Summary of Significant Accounting Policies.” We periodically review the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. The effect of this change in estimate for the three and six months ended June 30, 2015 was a decrease in loss from operations and net loss of $0.6 million.

Results of operations

Comparison of the three months ended June 30, 2015 and 2014

	Three months ended
	June 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues:
Product revenues	$44,519	$35,736	$8,783	24.6%
Other revenues	568	100	468	468.0
Total revenues	45,087	35,836	9,251	25.8
Cost and expenses:
Cost of product revenues	25,732	19,014	6,718	35.3
Research and development	6,741	4,122	2,619	63.5
Selling, general and administrative	28,086	13,905	14,181	102.0
Total cost and expenses	60,559	37,041	23,518	63.5
Loss from operations	(15,472)	(1,205)	(14,267)	1,184.0
Interest expense	(1,203)	(936)	(267)	28.5
Interest expense benefit from changes in the fair value of long-term debt	(322)	1,340	(1,662)	(124.0)
Other income (expense), net	(2,684)	287	(2,971)	(1,035.2)
Net loss	$(19,681)	$(514)	$(19,167)	3,729.0%

Revenues

Revenue increased $9.3 million, or 25.8%, from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to increased sales of Panorama. Revenues from Panorama increased $7.7 million and revenues from all other products increased $1.6 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

During the three months ended June 30, 2015, we accessioned greater than 69,000 tests, including greater than 58,000 Panorama tests. We recognized revenue on greater than 33,000 tests, including greater than 28,000 Panorama tests, in the three months ended June 30, 2015. 49% percent of the 33,000 tests and 47% of the 28,000 Panorama tests were accessioned in the three months ended June 30, 2015, and the remainder were accessioned in prior periods. During the three months ended June 30, 2014, we accessioned greater than 54,000 tests, including greater than 47,000 Panorama tests. We recognized revenue on greater than 39,000 tests, including greater than 35,000 Panorama tests, in the three months ended June 30, 2014. 73% percent of the 39,000 tests and 74% of the 35,000 Panorama tests were accessioned in the three months ended June 30, 2014, and the remainder were accessioned in prior periods. The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because: for certain tests we recognize revenue upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is related to a greater percentage of tests distributed through our direct sales force in the three months ended June 30, 2015 versus the three months ended June 30, 2014.

Revenues from customers outside the United States were $5.5 million and $6.6 million for the three months ended June 30, 2014 and 2015, respectively.

Cost of product revenues

Cost of product revenues increased $6.7 million, or 35.3%, from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama tests performed in the three months ended June 30, 2014 and the three months ended June 30, 2015. As a percentage of total revenues, cost of product revenues increased from 53.1% for the three months ended June 30, 2014 to 57.1% for the three months ended June 30, 2015 in part due to increased cost per test related to expenses associated with microdeletions panel.  Cost of product revenues as a percentage of total revenues increased from 52.4% for the three months ended March 31, 2015 to 57.1% for the three months ended June 30, 2015 due to reduced average reimbursement for our Panorama test relating to new Current Procedure Terminology, or CPT, codes coming into effect in January 2015 and to our incurring costs for tests accessioned in advance of recognition of related revenue.

Research and development

Research and development expenses increased $2.6 million, or 63.5%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase in research and development expenses was primarily attributable to a $1.6 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount as well as a $0.6 million increase in outside services costs, a $0.1 million increase in laboratory expenses, and a $0.3 million increase in office, facilities and other expenses. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products. In the near term, we will continue to grow research and development expenses in support of Panorama and other new products and programs, including the application of our proprietary technologies for cancer and other disease detection.

Selling, general and administrative

Selling, general and administrative expenses increased $14.2 million, or 102.0%, from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to a $9.7 million increase in salaries and personnel‑related costs associated with an increase in general and administrative personnel to support our growth in sales personnel related to our direct sales model. Selling, general and administrative expenses reflects the net addition of 218 employees and contractors from June 30, 2014 to June 30, 2015. In addition, we experienced a $1.9 million increase in travel expenses and $0.7 million increase in outside services costs, primary related to insurance billing and legal fees. Office expenses increased $0.5 million, facilities expenses increased $0.3 million, marketing expenses increased $0.8 million and administrative and other expenses increased $0.3 million. As we continue to expand our direct sales force and as we continue to grow as a public company, we expect our selling, general and administrative expenses to continue to increase.

Interest expense

Interest expense increased $0.3 million, from the three months ended June 30, 2014 to the three months ended June 30, 2015 and was primarily comprised of interest expense related to the senior secured term loan and equipment financing facility.

Interest expense benefit from changes in the fair value of long-term debt

Interest expense from changes in the fair value of long-term debt increased $1.7 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 due to fair value measurement of the senior secured term loan for the period ended June 30, 2015. This term loan was entered into in April 2013.

Other income (expense), net

Other income (expense), net increased $3.0 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 and was primarily related to the fair value measurement of the outstanding warrants as of June 30, 2015.

Comparison of the six months ended June 30, 2015 and 2014

	Six Months Ended
	June 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues:
Product revenues	$91,418	$62,945	$28,473	45.2%
Other revenues	1,104	186	918	493.5
Total revenues	92,522	63,131	29,391	46.6
Cost and expenses:
Cost of product revenues	50,575	34,914	15,661	44.9
Research and development	12,371	8,420	3,951	46.9
Selling, general and administrative	51,325	28,284	23,041	81.5
Total cost and expenses	114,271	71,618	42,653	59.6
Loss from operations	(21,749)	(8,487)	(13,262)	156.3
Interest expense	(2,213)	(1,745)	(468)	26.8
Interest expense benefit from changes in the fair value of long-term debt	(2,122)	534	(2,656)	(497.4)
Other income (expense), net	(3,601)	(432)	(3,169)	733.6
Net loss	$(29,685)	$(10,130)	$(19,555)	193.0%

Revenues

Revenues increased $29.4 million, or 46.6%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to increased sales of Panorama. Revenues from Panorama increased $23.0 million and revenues from all other products increased $6.4 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

During the six months ended June 30, 2015, we accessioned greater than 134,000 tests, including greater than 114,000 Panorama tests. We recognized revenue on greater than 67,000 tests, including greater than 57,000 Panorama tests, in the six months ended June 30, 2015. 70% percent of the 67,000 tests and 72% of the 57,000 Panorama tests were accessioned in the six months ended June 30, 2015, and the remainder were accessioned in prior periods. During the six months ended June 30, 2014, we accessioned greater than 99,000 tests, including greater than 85,000 Panorama tests. We recognized revenue on greater than 70,000 tests, including greater than 62,000 Panorama tests, in the six months ended June 30, 2014. 87% percent of the 70,000 tests and 89% of the 62,000 Panorama tests were accessioned in the six months ended June 30, 2014, and the remainder were accessioned in prior periods. The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because: for certain tests we recognize revenue upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is related to a greater percentage of tests distributed through our direct sales force in the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Revenues from customers outside the United States were $9.5 million and $13.1 million for the six months ended June 30, 2014 and 2015, respectively.

Cost of product revenues

Cost of product revenues increased $15.7 million, or 44.9%, from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama tests performed in the six months ended June 30, 2014 and the six months ended June 30, 2015. As a percentage of total revenues, cost of product revenues slightly declined from 55.3% for the six months ended June 30, 2014 to 54.7% for the six months ended June 30, 2015. Cost of product revenues as a percentage of total revenues increased from 45.2% for the six months ended December 31, 2014 to 54.7% for the six months ended June 30, 2015 due to reduced average reimbursement for our Panorama test relating to new Current Procedure Terminology, or CPT, codes coming into effect in January 2015 and to our incurring costs for tests accessioned in advance of recognition of related revenue.

Research and development

Research and development expenses increased $4.0 million, or 46.9%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase in research and development expenses was primarily attributable to a $1.9 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount as well as a $0.8 million increase in outside services costs, a $0.8 million increase in laboratory expenses, and a $0.5 million increase in office, facilities and other expenses.

Selling, general and administrative

Selling, general and administrative expenses increased $23.0 million, or 81.5%, from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to a $16.2 million increase in salaries and personnel‑related costs associated with an increase in general and administrative personnel to support our growth in sales personnel related to our direct sales model. Selling, general and administrative expenses reflects the net addition of 218 employees and contractors from June 30, 2014 to June 30, 2015.

In addition, we experienced a $2.4 million increase in travel expenses and $1.3 million increase in outside services costs, primary related to insurance billing and legal fees. Office expenses increased $0.8 million, facilities expenses increased $0.5 million, marketing expenses increased $1.1 million and administrative and other expenses increased $0.7 million. As we continue to expand our direct sales force and as we continue to grow as a public company, we expect our selling, general and administrative expenses to continue to increase.

Interest expense

Interest expense increased $0.5 million, from the six months ended June 30, 2014 to the six months ended June 30, 2015 and was primarily comprised of interest expense related to the senior secured term loan and equipment financing facility.

Interest expense benefit from changes in the fair value of long-term debt

Interest expense from changes in the fair value of long-term debt increased $2.7 million from the six months ended June 30, 2014 to the six months ended June 30, 2015 due to fair value measurement of the senior secured term loan for the period ended June 30, 2015. This term loan was entered into in April 2013.

Interest income and other (expense), net

Other income (expense), net increased $3.2 million from the six months ended June 30, 2014 to the six months ended June 30, 2015 and was primarily related to the fair value measurement of the outstanding warrants as of June 30, 2015.

Liquidity and Capital Resources

We have incurred net losses since our inception. For the six months ended June 30, 2015, we had a net loss of $29.7 million, and we expect to incur additional losses in future periods. As of June 30, 2015, we had an accumulated deficit of $209.5 million.

To date, we have funded our operations primarily with the net proceeds from sales of our preferred stock and convertible promissory notes, borrowings under our senior secured term loan arrangement with ROS Acquisition Offshore LP, or ROS, our credit facilities with a commercial bank and revenues from operations. We also received $5.7 million of grant income from the National Institutes of Health. As of June 30, 2015, we had $62.2 million of cash and $1.6 million of restricted cash.

Initial Public Offering

In July 2015, we completed an initial public offering (“IPO”), and subsequently in August 2015, we completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, we sold 10,900,000 shares of common stock at $18.00 per share, which raised approximately $178.5 million in proceeds, net of underwriting discounts, commissions, and offering expenses.

Series F Financing

In November and December 2014, we received approximately $55.5 million in the aggregate from our sale of approximately 4.3 million shares of Series F convertible preferred stock.

Senior Secured Term Loan

In April 2013, we entered into a senior secured term loan arrangement with ROS, which we refer to as the Secured Loan Arrangement. The Secured Loan Arrangement consists of a term loan, or Credit Agreement, a warrant to purchase shares of common stock and an agreement to pay royalties on our revenues, or Royalty Agreement. The Credit Agreement, as amended on June 6, 2014, consisted of up to $40.0 million in aggregate borrowing capacity, of which we borrowed $20.0 million. We did not use the remaining borrowing capacity of $20.0 million which expired on December 31, 2014.

Our borrowings under the Credit Agreement accrue interest at a rate equal to 8% plus the greater of LIBOR or 1%. We are required to pay the accrued interest on the last day of each fiscal quarter and the full principal amount of the borrowings is due at maturity in April 2019. We may, at our option, prepay the borrowings by paying ROS a prepayment premium equivalent to ten percent of the outstanding principal. Repayment of the borrowings does not eliminate our royalty payment obligations under the Royalty Agreement, which expires no later than April 2023.

Our obligations under the Credit Agreement are secured by substantially all of our assets, including our intellectual property. The Credit Agreement contains conditions to borrowing, events of default, and covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with or acquire other entities, incur debt, incur liens, pay dividends or other distributions to holders of our capital stock, repurchase stock and make investments, in each case subject to certain exceptions. The Credit Agreement also includes financial covenants requiring us to maintain minimum liquidity and revenue thresholds. During the continuance of an event of default, ROS may accelerate the repayment of amounts outstanding, terminate the term loans and foreclose on all collateral. As of June 30, 2015, we were in compliance with all covenants under the terms of the Credit Agreement.

In connection with the Credit Agreement, we entered into a Royalty Agreement with ROS, which we amended on June 6, 2014 and which expires no later than April 2023. Under the Royalty Agreement, we are required to make a royalty payment of 1% of fiscal year revenues of up to $50.0 million and 1.5% of fiscal year incremental revenues above $50.0 million.

In addition, in connection with the Credit Agreement, we issued a warrant to ROS to purchase 376,691 shares of common stock with an exercise price of $2.3229 per share. The warrant expires in April 2023.

Equipment Financing Facility

In November 2011, we entered into a loan and security agreement with Comerica Bank. We amended this agreement in January 2012, May 2012, January 2013, April 2013 and most recently in December 2014, or the Fifth Amendment. The loan and security agreement, as amended, or the Equipment Financing Facility, allowed us to borrow $5.9 million to fund equipment purchases. We pay interest on the unpaid principal at the financial institution's prime rate plus 3.10%, which equals 6.35%. The loan will mature on May 31, 2017. We are required to make 30 payments of principal and interest through the maturity of loan.

We may, at our option, prepay the borrowings prior to December 2016 by paying Comerica a prepayment premium equivalent to one percent of the outstanding principal amount.

Our obligations under the Equipment Financing Facility are secured by a first lien on specified equipment. The Equipment Financing Facility contains conditions to borrowing, events of default, and covenants, including covenants limiting our ability to dispose of assets, including our intellectual property, undergo a change in control and merge with or acquire other entities, in each case subject to certain exceptions. During the continuance of an event of default, Comerica may accelerate the repayment of amounts outstanding, terminate the credit extensions and foreclose on all collateral. As of June 30, 2015, we were in compliance with all material covenants under the terms of the Equipment Financing Facility.

Upon satisfying all of our obligations under our arrangement with ROS, including the Credit Agreement and the Royalty Agreement, our obligations under the Equipment Financing Facility will be secured by substantially all of our assets, including our intellectual property.

Cash Flows

Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect that our research and development, and selling, general and administrative expenses will continue to increase as we expand our marketing efforts and increase our internal sales force to drive increased adoption of and reimbursement for Panorama, continue our research and development efforts with respect to expanding Panorama's and Horizon's capabilities and further developing our product pipeline. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based on our current business plan, we believe that our existing cash and our anticipated cash from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Management may elect, however, to finance operations by selling additional equity securities. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash used in operating activities	$(15,860)	$(5,481)
Cash used in investing activities	(6,037)	(5,871)
Cash used in financing activities	(3,036)	(1,474)
Net decrease in cash	(24,933)	(12,826)
Cash at beginning of year	87,176	30,496
Cash at end of year	$62,243	$17,670

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was $15.9 million. The net loss of $29.7 million reflects non‑cash charges of $3.0 million of depreciation and amortization, $2.7 million of stock compensation expense and a $6.0 million charge from the change in the value of long‑term debt and warrants, and other non‑cash charges of $0.1 million. The increase in net operating assets of $5.4 million was primarily due to a $3.1 million increase in inventory, an increase in prepaid assets of $2.2 million, and an increase in other assets of $0.3 million, and an increase in restricted cash of $0.3 million. These activities were offset by a decrease in accounts receivable of $0.5 million. Operating liabilities increased by $7.3 million primarily driven by increases in accounts payable of $2.7 million and accrued compensation of $1.0 million, and other accrued liabilities of $3.7 million offset by decreases in deferred revenue of $0.1 million.

For the six months ended June 30, 2014, our net cash used by operating activities of $5.5 million consisted of a net loss of $10.1 million. Adjustments for non cash items primarily consisted of non cash stock compensation expense of $3.0 million, depreciation and amortization expense of $2.3 million, gain from change in fair value of long term debt of $0.5 million, loss from changes in fair value of warrants of $0.5 million and other non-cash charges of $0.3 million. Changes in operating assets and liabilities totaled an increase of $0.9 million which consisted of increases in accounts receivable of $2.8 million, inventory of $0.1 million and prepaid and other current assets of $0.3 million. These activities were offset by decrease in accounts payable of $0.4 million, decrease in accrued compensation of $0.6 million and accrued liabilities of $1.3 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was $6.0 million and was primarily related to the acquisition of property and equipment.

Cash used in investing activities for the six months ended June 30, 2014 was $5.9 million and was primarily related to the acquisition of property and equipment.

Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2015 was $3.0 million consisting primarily of repayments of $1.2 million on the Equipment Financing Facility and increase in deferred costs in connection with the IPO of $2.3 million, which were offset by proceeds from collection of officer receivable of $0.2 million and proceeds from issuance of common stock of $0.3 million.

For the six months ended June 30, 2014, net cash used in financing activities was $1.5 million, consisting of net proceeds from the Equipment Financing Facility of $1.3 million, which was offset by $1.1 million in payments on the Equipment financing Facility, an increase in restricted cash of $0.3 million, proceeds from issuance of common stock of $0.1 million, and an increase in deferred costs in connection with the IPO of $1.4 million.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Agreement, Royalty Agreement and the Equipment Financing Facility.

The following table summarizes our contractual obligations as of June 30, 2015:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$4,010	$3,044	$966	$—	$—
Long‑term debt(1)	20,000	—	—	20,000	—
Other long‑term debt(2)	4,680	2,340	2,340	—	—
Interest on long‑term debt(3)	7,160	2,030	3,689	1,441	—
Inventory purchase commitments	11,542	10,542	1,000	—	—
Total	$47,392	$17,956	$7,995	$21,441	$—

(1)	Represents amounts payable under our Credit Agreement with ROS Acquisition LP.
(2)	Represents amounts payable under our Equipment Financing Facility with Comerica.
(3)

Interest payments on long‑term debt are estimated based on: (a) the outstanding principal balance of the Credit Agreement, which was $20.0 million as of June 30, 2015, and (b) the outstanding principal balance on the Equipment Financing Facility of $4.7 million as of June 30, 2015. The interest rate for borrowings under the Credit Agreement is equal to the greater of LIBOR or 1% per annum plus the applicable margin of 8% per annum or 9% floor on the outstanding Credit Agreement balance plus royalty payments based upon projected revenues. Interest payments for borrowings under the Credit Agreement, in the table above, are estimated using Natera’s June 30, 2015 rate of 9.0%, but excludes royalty payments due to the variability in future revenues. Interest payments on the Equipment Financing Facility are made monthly at the rate of 6.35% of the principal amount outstanding.

The amounts in the table above do not include a purchase commitment entered into in January 2015 for a minimum of $5.3 million in connection with a laboratory services agreement which services are required to be rendered within 18 months starting from May 2015.

The amounts in the table above do not include the obligation entered into in March 2015 for up to $6.75 million that we will be responsible to pay in connection with an agreement with a major manufacturer to develop a version of our

Panorama test for use in a specific country, including the right to register, market and perform such test. The development and approval process is expected to take two to four years.

Operating Lease Obligations

As of June 30, 2015, we sub‑lease office facilities under non‑cancelable operating lease agreements. In January 2013, we amended our sublease agreement to expand our corporate headquarters in San Carlos, CA. In connection with the amendment, we executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. This sublease expires in October 2016.

In March 2014, we entered into an additional sub‑lease agreement to expand our San Carlos corporate headquarters with additional office and laboratory space. In connection with the sub-lease, we executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account. The additional sub‑lease expires in January 2017.

In April 2015, the Company entered into a sub-lease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $62,700 per month. The lease period begins in June 2015 and will terminate in August 2016. In addition, the Company has paid a security deposit of $125,500.

Inventory Purchase Obligations

As of June 30, 2015, we have non‑cancelable contractual commitments with Illumina, Inc. for approximately $11.5 million for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations through September 30, 2016.

Off-Balance Sheet Arrangements

We have not entered into any off‑balance sheet arrangements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Agreement has an interest rate of 8% plus the greater of LIBOR or 1% on the principal outstanding. Our equipment financing facility has an interest rate of 3.10% plus the Prime Reference Rate. Both the LIBOR and Prime Reference Rate are variable. Such interest‑bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Rate Fluctuations

Our operations are currently conducted primarily in the United States. As we expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign‑currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

ITEM 4:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings. The results of such legal proceedings and claims cannot be predicted with certainty, and regardless of the outcome, legal proceedings could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

On January 6, 2012, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California, alleging that U.S. Patent No. 6,258,540 licensed by Sequenom from Isis Innovation Limited, Inc., or the '540 patent, is invalid, unenforceable and not infringed by us. The '540 patent relates to non-invasive prenatal diagnosis methods. This case was consolidated in the Northern District of California with a case that Sequenom, an affiliate of Sequenom, and Isis brought on January 24, 2012 in the Southern District of California alleging infringement by us and DDC, our distribution partner, of certain claims of the '540 patent. Ariosa and Verinata also filed declaratory judgment actions regarding the '540 patent against Sequenom in the Northern District. Sequenom asserted counterclaims of infringement of the '540 patent against both Ariosa and Verinata in those respective cases. All of these cases were designated related cases. On October 30, 2013, the District Court issued an order granting Ariosa's motion for summary judgment in its case against Sequenom, finding that the claims asserted against Ariosa are invalid under 35 U.S.C. §101 for reciting non-patentable subject matter. Many of the claims of the '540 patent asserted against us were invalidated by this order. Subsequently, Sequenom entered into stipulations with Verinata and us conditionally agreeing that the remaining asserted claims of the '540 Patent should be deemed invalid under 35 U.S.C. §101. The Court then entered judgment in favor of Verinata and us in the respective cases in November 2013. Sequenom has appealed all three judgments to the Court of Appeals for the Federal Circuit, or CAFC. The CAFC has consolidated the Ariosa, Verinata and our cases for purposes of appeal, such that the CAFC can make a single ruling on the '540 patent claims that apply to all parties involved. The appellate arguments were heard on November 7, 2014, and on June 12, 2015, the CAFC affirmed the district court's finding of invalidity. Sequenom may request a rehearing en banc by the full panel of the CAFC or appeal to the Supreme Court of the United States. Sequenom has not filed a request for rehearing or writ of certiorari as of the date of this report. We intend to continue to vigorously assert our claims and defend against the counterclaims in this lawsuit, but we cannot be certain of the outcome.

On April 22, 2011, a former employee filed an action in the U.S. District Court for the Northern District of California alleging that we made false statements to the government in connection with tracking of employee time and expenditures in connection with certain grants it received from the National Institutes of Health. After investigating the former employee's claims, the U.S. Attorney's Office for the Northern District of California filed a Notice of Election to Decline Intervention in this matter. We filed counterclaims against the former employee, alleging fraud in the inducement, breach of contract, and violation of the Computer Fraud and Abuse Act. The case proceeded to trial beginning on January 20, 2015, and on February 4, 2015 the jury returned a verdict in our favor on the plaintiff's claims and in favor of the plaintiff on our counterclaim. The plaintiff's motion for a new trial was denied, and judgment was entered in favor of us on the plaintiff's claims and in favor of the plaintiff on our counterclaim. The time for filing a notice of appeal has expired. We do not expect any further activity on this matter.

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We derive most of our revenues from Panorama, and if our efforts to further increase the use and adoption of Panorama or to develop new products in the future do not succeed, our business will be harmed.

For the year ended December 31, 2014 and three and six months ended June 30, 2015, 74%, 90% and 92%, respectively, of Panorama product revenues were a result of orders placed through our direct sales force and international laboratory partners.  Although we derive some revenues from our other products, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. We are in the process of increasing the awareness and adoption of Panorama among laboratories, clinics, clinicians, physicians, payers and patients. Continued and additional market acceptance of Panorama and our and our laboratory partners' ability to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue to grow, physicians may not recommend and order Panorama, and our laboratory partners may not actively or effectively market Panorama. In addition, most third-party reimbursement for Panorama is from payers in the United States, with coverage primarily limited to high-risk pregnancies. Our future success is also dependent on our ability to develop new products in the future, such as in the field of cancer. A reduction in the demand for our current or future tests, or a reduction in the growth of such demand, could be caused by, among other things, lack of customer acceptance, competing technologies and services, regulatory restrictions, lack of sufficient reimbursement by third-party payers for Panorama or decreases in spending on prenatal testing. If the market and our market share fail to grow or grow more slowly than expected, our business, operating results and financial condition will be harmed.

Our ability to increase sales and establish significant levels of adoption and reimbursement for Panorama is uncertain, and we may never be able to achieve profitability for many reasons, including, among others:

•	the NIPT market may not grow as we expect, and NIPTs may not gain acceptance for use in the average-risk pregnancy population, which would limit the market for Panorama;
•

laboratories, clinics, clinicians, physicians, payers and patients may not adopt use of Panorama on a broad basis, and may not be willing to pay the price premium over other NIPTs that we have, to date, been able to achieve, if we are unable to demonstrate to these constituencies that Panorama is superior to competing NIPTs with respect to value, convenience, accuracy, coverage, and other factors, such as the need on occasion to perform second blood draws on patients;

•

third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses;

•

the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish or that comes from the commercial use of Panorama may be inconsistent with prior data, raise questions about the performance of Panorama, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of Panorama;

•

we, and our laboratory partners, may not be able to maintain and grow effective sales and marketing capabilities, and our sales and marketing efforts may fail to effectively reach customers or effectively communicate the benefits of Panorama;

•

our laboratory partners may choose to offer tests provided by our competitors due to pricing or other reasons or otherwise fail to effectively market Panorama—for example, Progenity, Inc. and Quest Diagnostics Incorporated, which were our largest laboratory partners in 2013, terminated our contracts in 2014 and each began promoting the NIPT of a different one of our competitors, and now Quest promotes its own NIPT;

•

we have recently expanded our direct sales force in the United States, relying to a much greater extent on our direct sales efforts and our own reimbursement arrangements with payers, and our new sales representatives may not be as effective as our sales representatives have been historically and may take longer than anticipated to become fully productive, and we may not be able to maintain or replicate our former laboratory partners' reimbursement arrangements with payers;

•	a more effective and/or less expensive test for risk assessment of chromosome conditions in fetuses may be developed and commercialized;
•

we may experience supply constraints, including due to the failure of our key suppliers to provide required sequencers and reagents, including with respect to the required sequencers and reagents from our supplier, Illumina, Inc., which is also one of our main competitors through its Verinata division;

•	we may experience increased costs and expenses;
•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell Panorama or our other tests; and

•	we may fail to adequately protect our intellectual property relating to Panorama or others may claim we infringe their intellectual property rights.

Even if we are successful in addressing these risks with respect to Panorama, we may not be successful in addressing these risks in connection with our new products, including in the field of cancer.

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments. Our net loss for the years ended December 31, 2013 and 2014 was $37.1 million and $5.2 million, respectively.  Our net loss for the three and six months ended June 30, 2014 was $0.5 million and $10.1 million, respectively, and our net loss for the three and six months ended June 30, 2015 was $19.7 million and $29.7 million, respectively.  As of December 31, 2014 and June 30, 2015, we had an accumulated deficit of $179.8 million and $209.5 million, respectively, including in each case $107.4 million of non-cash interest expense from accretion of convertible notes. Such losses are expected to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future diagnostic solutions, including in the field of cancer. As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industry, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations, and our business may suffer.

Uncertainty in the development and commercialization of our planned future cancer products or other new products could materially adversely affect our business, financial condition and results of operations.

We continue to focus research and development efforts on NIPTs, with an increasing effort to expand our platform and apply our expertise in processing and analyzing cell free DNA to the field of cancer. The launch of any new diagnostic tests, including those in the field of cancer, will require the completion of certain clinical development and commercialization activities and the expenditure of additional cash resources. We cannot assure you that we can successfully complete the clinical development of any other diagnostic test, including those in the field of cancer, or that we can establish or maintain the collaborative relationships that are essential to our clinical development and commercialization efforts. We also cannot assure you that we will be able to reduce our expenditures sufficiently or otherwise mitigate the risks associated with our business to raise enough capital to complete clinical development or commercialization activities. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to collect a sufficient number of appropriate specimens in a timely manner in the future to complete clinical development for any planned diagnostic test, including those in the field of cancer, or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. Such failures could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary or desired, or launch any of our planned diagnostic tests, including those in the field of cancer. Any failure to complete on-going clinical studies for our planned diagnostic tests, including those in the field of cancer, could have a material adverse effect on our business, operating results or financial condition.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in quarterly results may adversely impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results may fluctuate due to the fact that we recognize costs as they are incurred, but there is typically a delay in the related revenue recognition as we record most revenue only upon receipt of payment. Accordingly, to the extent sales increase, we may experience increased losses unless and until the related revenues are recognized. In addition, as we ramp up our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Finally, following the introduction of our cloud-based distribution model to additional laboratory partners, we may experience decreased revenues or slower revenue growth as the cost per test will be lower than for the laboratory-based model we presently offer. We also may face competitive pricing or reimbursement rate pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If our agreements with our laboratory partners are terminated, as occurred last year with two of our largest partners, or our laboratory partners do not effectively market or sell Panorama, and we are not able to offset the resulting impact to our gross profit through our direct sales efforts or through agreements with new partners, our commercialization activities related to Panorama may be impaired and our financial results could be adversely affected.

We have expanded our U.S. direct sales force to increase our direct sales, but a significant element of our commercial strategy remains to establish and leverage relationships with our laboratory partners to sell Panorama and our other products both in the United States and internationally. The percent of our revenues attributable to our U.S. direct sales force for the year ended December 31, 2014 was 59%, up from 45% for the year ended December 31, 2013. The percent of our revenues attributable to U.S. laboratory partners for the year ended December 31, 2014 was 26%, down from 42% for the year ended December 31, 2013. The percent of our revenues attributable to international laboratory partners and other international sales for the year ended December 31, 2014 was 14%, up from 13% for the year ended December 31, 2013. The percent of our revenues attributable to our U.S. direct sales force for the three months ended June 30, 2015 was 76%, up from 46% for the three months ended June 30, 2014. The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2015 was 78%, up from 43% for the six months ended June

30, 2014. The percent of our revenues attributable to U.S. laboratory partners for the three months ended June 30, 2015 was 10%, down from 39% for the three months ended June 30, 2014. The percent of our revenues attributable to U.S. laboratory partners for the six months ended June 30, 2015 was 8%, down from 42% for the six months ended June 30, 2014. The percent of our revenues attributable to international laboratory partners and other international sales for the three months ended June 30, 2015 was 14%, down from 15% for the three months ended June 30, 2014. The percent of our revenues attributable to international laboratory partners and other international sales for the six months ended June 30, 2015 was 14%, down from 15% for the six months ended June 30, 2014.

In February 2013, we entered into a licensing and joint development agreement with Bio-Reference Laboratories, Inc., under which Bio-Reference has the right, on a non-exclusive basis, to: (a) sell Panorama and have us perform the tests; (b) develop and sell an NIPT based on our technology as its own laboratory-developed test, or LDT; and (c) access our algorithm to analyze the data that results from the test that Bio-Reference develops. In April 2015, we amended and restated this agreement. Our agreement with Bio-Reference lasts until April 2017, followed by three successive one year autorenewal terms, unless earlier terminated by either party in accordance with the agreement. Bio-Reference and OPKO Health, Inc. recently announced that OPKO Health has agreed to acquire Bio-Reference. We do not anticipate that such an acquisition would impact our agreement with Bio-Reference.

Most of our international laboratory partner agreements were signed in 2013 and have an initial term of two years but may be terminated by either party with 60 days' notice. Certain of the agreements automatically renew for successive periods but may still be terminated by either party with 60 days' notice. While some of these agreements require the laboratory partner to exclusively sell Panorama, if the partner wanted to sell another NIPT, it could terminate our agreement upon the 60 days' prior notice.

In 2014, our two largest laboratory partners in 2013, Quest and Progenity, terminated their agreements with us.

In prior periods, Quest, Progenity and Bio-Reference have been important contributors to our sales of Panorama. Our international laboratory partner relationships have been important to our ability to increase awareness of and expand utilization of Panorama overseas. For 2013, Quest, Progenity and Bio-Reference accounted for 16%, 12% and 5% of our total revenues, respectively, and our international sales accounted for 13% of our revenues. Quest and Progenity accounted for approximately 50% of our revenues from the sale of Panorama in the year ended December 31, 2013. Sales to Quest, Bio-Reference and Progenity represented 10%, 6% and 5% of our revenues in 2014, respectively. Sales to Quest, Bio-Reference and Progenity represented a combined 27% of our revenues generated from Panorama in the year ended December 31, 2014. As Progenity and Quest have done, other laboratory partners may decide to exercise their termination rights under our contracts, or any laboratory partner that is not bound by obligations of exclusivity or non-competition to us or our products could decide to sell a competing product and may choose to promote such tests in addition to or in lieu of our tests. Moreover, our partners could merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products. If Bio-Reference or our other laboratory partners were to exercise their termination rights or begin selling competing products, we may be unable to replicate the benefits we have received through these relationships with other laboratory partners or our direct sales capabilities, which would harm our business, operating results and financial condition.

In addition to the risks of termination, having Panorama and our other products distributed through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could breach their agreements with us or stop selling our products, or uncertainty regarding demand for our products could cause these laboratories to reduce their marketing efforts in respect of our products. Further, our laboratory partners may infringe the intellectual property rights of third parties, misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time consuming and expensive. For these reasons or others, these partnerships may not be successful. If this is the case, our ability to increase sales of Panorama and our other products and to successfully execute our strategy could be compromised.

Our rapid growth and recent substantially increased growth in and dependence on our direct sales force has placed strains on our training and compliance infrastructure.

The percentage of our revenues attributable to our U.S. direct sales for the three months ended June 30, 2015 was 76%, up from 46% for the three months ended June 30, 2014. The percentage of our revenues attributable to our U.S. direct sales for the six months ended June 30, 2015 was 78%, up from 43% for the six months ended June 30, 2014. During this period we experienced rapid growth in our sales force and in our billing and marketing personnel. This growth has placed strains on our ability to adequately train personnel and monitor compliance with our policies and procedures. We are taking steps to increase our efforts and implement systems in both of these areas, but there can be no assurance that we will be successful in doing so. Our steps to implement appropriate monitoring of our sales, billing and other personnel is ongoing and we have in the past experienced, and there can be no assurance that we will not in the future experience, situations in which employees fail to adhere to our policies. In particular, we have received three inquiries from non-governmental third-party payers questioning communications of certain of our employees regarding our obligation to seek payment from patients of the unreimbursed portion of a test. Failure by our sales, billing, marketing or other personnel to follow our policies may cause third-party payers to refuse to provide all or any reimbursement for tests accessioned, may cause third-party payers to seek repayment from us of amounts previously reimbursed and harm our ability to secure in-network coverage with third-party payers. Any of the foregoing could adversely affect our revenue, cash flow and financial condition, and reduce our growth prospects.

If we are unable to compete successfully with either existing or future prenatal testing products or other test methods, we may be unable to increase or sustain our revenues or achieve profitability.

Our principal competition comes from existing testing methods, technologies and products, including other NIPTs and carrier screening tests offered by our competitors, used by obstetricians and gynecologists, or OB/GYNs, maternal fetal medicine, or MFM, specialists or in vitro fertilization centers. Established, traditional first-line testing prenatal methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostics tests like amniocentesis have been used for many years and are therefore difficult to change or supplement.

We are engaged in commercial activities in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, changing customer preferences, emerging competition, evolving industry standards, reimbursement uncertainty and price competition. If we fail to anticipate or respond adequately to technological developments, demand for our tests will not grow and may decline, and our business, revenue, financial condition and operating results could suffer materially. Moreover, many companies in this market are offering, or may soon offer, products and services that compete with our tests, in some cases at a lower cost than ours. We cannot assure you that research and discoveries by other companies will not render our existing or potential tests uneconomical or result in tests superior to our existing tests and those we develop. We also cannot assure you that any of our existing tests or tests that we develop will be preferred by customers or payers to any existing or newly developed technologies or tests. In addition, physicians may choose to recommend the tests of our competitors.

We compete with numerous companies that develop NIPTs, including Sequenom, Inc., Illumina, Inc., through its Verinata division, Ariosa, Inc., which was acquired by F. Hoffman La-Roche Ltd in 2014, Laboratory Corporation of America Holdings, Counsyl, Inc., Quest, Beijing Genomics Institute, or BGI, and Berry Genomics Co., Ltd. Some of these NIPTs are sold at a lower price than Panorama. As NIPTs gain greater market acceptance, tests and services being offered or developed by the aforementioned and other companies could cause sales of our tests and services to decline or force us to reduce the cost of Panorama. We expect additional competition as other established and emerging companies enter the prenatal testing market, including through business combinations, and new tests and technologies are introduced. For example, F. Hoffmann La-Roche acquired Ariosa, Inc. in December 2014. We also compete against companies providing carrier screening tests such as Laboratory Corporation of America Holdings, Counsyl, Inc., Good Start Genetics, Inc., Progenity and Quest. Each of these companies offers comprehensive carrier screening panels, and other laboratories offer carrier screening testing for other diseases, particularly cystic fibrosis. Our products of conception, pre-implantation genetic screening, pre-implantation genetic diagnosis and non-invasive prenatal paternity testing products face competition from various laboratories that offer or seek to offer similar solutions. In addition, our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions. There are currently other companies, such as Guardant Health, Inc. and Personal Genome Diagnostics, Inc., that have developed and are offering commercially in the United States clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, which are the type of cancer diagnostic tests that we are seeking to develop. There are a number of other companies seeking to develop such tests. These current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

We may experience difficulties that delay or prevent our development, introduction or marketing of enhanced or new tests.

Our success will also depend on our ability to effectively introduce enhanced or new tests. We have initiated efforts to perform single cell analysis in NIPT and to leverage our technology and processes in the field of cancer testing. The development of enhanced or new tests is complex, costly and uncertain. Furthermore, enhancing or developing new tests requires us to accurately anticipate patients', clinicians' and payers' needs and emerging technology trends. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests. The research and development process in molecular diagnostics generally takes a significant amount of time from the research and design stage to commercialization. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. For example, we may have to abandon a test in which we have invested substantial resources. In order to successfully commercialize tests that we may develop in the future, we may need to conduct lengthy, expensive clinical trials and develop dedicated sales and marketing operations or enter into collaborative agreements to achieve market awareness and demand. Any delay in the research and development, approval, production, marketing or distribution of enhanced or new tests could adversely affect our competitive position and results of operations.

We cannot be certain that:

•	we will be able to develop any test that meets our desired target product profile in order to address the relevant clinical need or commercial opportunity;
•	any tests that we may enhance or develop will prove to be clinically effective in clinical trials or otherwise;
•	we will be able to obtain necessary regulatory authorizations, in a timely manner or at all;
•	any tests that we may enhance or develop will be successfully marketed by us and our laboratory partners or ordered and used by healthcare providers;
•	any tests that we may enhance or develop can be provided at acceptable cost and with appropriate quality;
•

our current or future competitors will not introduce tests that have superior performance, lower prices or other characteristics that cause physicians to recommend, and consumers to choose, such competitive tests over our enhanced or newly-developed tests; or

•	third parties do not or will not hold patents in any key jurisdictions that would be infringed by our tests.

These factors, and other factors beyond our control, could delay the launch of enhanced or new tests.

Our cloud-based distribution model may be difficult to implement, and may not be successful in satisfying any necessary regulatory requirements, including the FDA's draft guidances related to oversight of LDTs, if finalized.

We have only recently begun to deploy our bioinformatics technology for use by other laboratories by making it available through a cloud-based distribution model. Only one partner is currently using the cloud-based model commercially to market its non-invasive prenatal paternity test, and two international partners are working on their commercial launches for NIPT. Other contracted partners for our cloud-based model are in earlier stages of development and still other potential partners are in the contract negotiation stage. We do not know whether we can build or support this model to scale. The launch of this platform for use in NIPT or oncology is subject to regulatory requirements, and its success is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing a new strategy and platform and is dependent upon the skills, experience and efforts of our management and other employees and our relationship with, and efforts of, our partners. Launching this new cloud-based distribution model involves risks, significant costs and potential liabilities. Among the risks are the following: our ability to execute the strategy in a timely or efficient manner or at all; our and our partners' ability to obtain required regulatory authorizations from the FDA and international regulatory agencies; disruption of our business and distraction of our employees and management; transferring portions of our proprietary technology to third parties that may not take the same security precautions as we do to protect this information; and an inability to achieve anticipated benefits and costs savings, any of which may have an adverse impact on our business and results of operations. There is no assurance that we will be able to successfully implement the cloud-based distribution model or that implementation will result in benefits or cost savings at the levels that we anticipate or at all.

We met with the FDA in July 2014 to discuss the regulatory status of our software that enables our cloud-based distribution model. The FDA has recently indicated to us that this software may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future. While the FDA has not yet determined the appropriate regulatory pathway for our software, the FDA has stated that it will not prevent us from marketing the software in the United States while we continue to discuss with the FDA how our software will be regulated and the FDA determines the regulatory pathway; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market the software during our discussions. The FDA's October 3, 2014 draft guidances describing its plans to regulate LDTs described in the risk factor entitled "—If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidances, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls." could also affect the utilization of the software by laboratory customers.

If our cloud-based software is regulated as a device, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to offer our cloud-based software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our partners using our cloud-based distribution model in the United States is found not to be an LDT, or that partner has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the partner may not be able to market its test, and we would not receive the revenues anticipated from that partner.

Our cloud-based distribution model relies on the adoption by clinical laboratories in the United States and around the world of our cloud-based solutions, whereby the laboratory would run its own NIPT molecular testing assays based on our technology or other molecular testing assays in its own facilities and then access our proprietary algorithms through the cloud for the analysis of the assay results. However, we do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume or at all. As of August 7, 2015, we have signed agreements with only 12 partners under our cloud-based distribution model and only one partner has begun commercializing products using this model. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it is uncertain how quickly and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. The rate of adoption of our cloud-based distribution model will depend on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using. Because we do not control the manufacturing and specifications of the NGS equipment, some clinical laboratories may not be able to use this model.

If we or other cloud-based solution providers experience security incidents, loss of customer data or disruptions in delivery or other problems, the market for cloud-based solutions in the diagnostics industry, including our solutions, may be adversely affected. Such events could also result in potential lawsuits and liability claims which could have a material adverse effect on our business. If there is a reduction in demand for cloud-based solutions caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or other challenges, we may not be able to execute our planned business model, and our results of operations may be adversely affected.

If the FDA requires us to obtain regulatory clearance to market our software for diagnostic purposes and we do not receive such clearance, or comply with ongoing FDA regulatory requirements, we would be unable to commercialize our cloud-based distribution model or be subject to regulatory action.

We utilize software to aid in the calculation of test data. Laboratories utilizing our technology may have access to this software in our cloud-based distribution model. It is possible that we will need to obtain regulatory clearance for our software in order for it to be used by third parties in the conduct of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status of our software to make calls of copy number variants, which could be used to support our cloud-based distribution model for NIPT in the United States. The FDA has recently indicated to us that this software may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future. The FDA has stated to us that it will not prevent us from marketing the software in the United States while we continue to discuss with the FDA how our software will be regulated and the FDA determines the regulatory pathway; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market the software during our discussions. The FDA's decision about the appropriate pathway could also be impacted by its plans to regulate LDTs, as outlined in the October 3, 2014 draft guidances described in the risk factor entitled "—If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidances, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls." If necessary, we intend to seek regulatory clearance for our software for diagnostic purposes; however, we cannot guarantee that we will obtain clearance. If clearance is required and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

If our software is regulated as a device, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including routine inspections by the FDA of any manufacturing facility and compliance with requirements such as the QSR; requirements pertaining to the registration of any manufacturing facility and the listing of our device with the FDA; adverse event and malfunction reporting; corrections and removals reporting and labeling and promotional requirements. If we are not able to maintain regulatory compliance, we may not be permitted to make our software available and/or may be subject to enforcement by the FDA such as the issuance of warning or untitled letters, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution.

Implementation of our cloud-based distribution model may negatively impact our financial results and results of operations.

Currently, all blood samples that are necessary to perform our tests, except for our non-invasive prenatal paternity test and most of our carrier screening testing, are sent to our laboratory in San Carlos, California for analysis. Our laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA. In our laboratory, we perform both the molecular biology and bioinformatics analysis on the samples to produce the results for our tests. As our laboratory partners adopt our cloud-based distribution model whereby outside laboratories perform the molecular biology analysis and we offer our bioinformatics analysis in the cloud on a portion of the tests we sell, we will no longer process these tests in our laboratory. We expect to receive license fees or similar payments for use of our bioinformatics technology, but the revenues per test would be lower than the amount we receive when we perform the entire test ourselves. If the cloud-based distribution model does not lead to a sufficient increase in volume of tests sold to offset the lower revenues per test, our overall revenues will be lower, and our results of operations may be adversely affected.

We anticipate relying on third-party data centers to host our cloud-based software, and any interruptions of service or failures may impair the delivery of our cloud-based software and harm our business.

We currently provide and will continue to provide our cloud-based software to our laboratory partners through third-party data center hosting facilities located in the United States and other countries. Any technical problems that may arise in connection with the third-party data center hosting facilities could result in interruptions in our service. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions in our service may reduce our revenue, cause us to issue refunds, cause laboratory partners to terminate their contracts with us and adversely affect our ability to attract new laboratory partners. We could also be exposed to potential lawsuits and liability claims. Our business will also be harmed if our laboratory partners and potential laboratory partners believe our service is unreliable.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market's confidence that we can provide reliable, high-quality genetic testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volume increases. We believe that our customers are likely to be particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws on patients. As a result, if our tests do not perform as expected, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technology failure in one of these complex processes or fluctuations in external variables may result in sensitivity and specificity rates that are lower than we anticipate or that vary between test runs or in a higher than anticipated number of tests which fail to produce results. In addition, we regularly evaluate and refine our testing process. These refinements may initially result in unanticipated issues that may reduce our sensitivity and specificity rates.

We expect to rely on third-party laboratories to perform some of our testing.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA laboratories. A significant portion of our Horizon carrier screening testing is performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform this testing for us but are not otherwise under our control. We, therefore, do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in accordance with the standards that we and our customers expect, our ability to provide our Horizon test to customers may be delayed or interrupted. While we expect to have more than one third-party laboratory performing this testing in order to avoid single sourcing, we do not have the ability to perform the entire test ourselves, so we currently do not have an alternative backup if one or more of the third-party laboratories are unable to satisfy our demand for this testing. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of testing capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell the Horizon carrier screening test. Because we cannot ensure these third-party laboratories' actual performance of this testing, the quality of such performance, or the ability of these third-party laboratories to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in performance or to lost revenue from such interruption. Such interruption could lead to the loss of customers through harm to our reputation, and we may be unable to regain those customers in the future. In addition, certain third-party payers that we are under contract with may take the position that sending out this testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing that we outsourced. If any of these events occur, our business, financial condition and results of operations could suffer. Some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. Whether we or our subsidiaries will be able to realize a profit margin on outsourced testing will be determined by the application of those state laws. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

If we are unable to successfully grow revenues for our products in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for our products in addition to Panorama, such as Horizon, Spectrum, Anora and our non-invasive prenatal paternity testing products, is uncertain and is subject to risks, including that the adoption and demand for such products may not grow as we expect, we may not be able to demonstrate that our products are equivalent to or superior to competing products, we and our laboratory partners may not be able to maintain and grow effective sales and marketing capabilities, our laboratory partners may choose to more actively or exclusively market tests by competitors, we may experience supply constraints, and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights. If we are not able to increase adoption of and grow revenues for these products, our business and results of operations may be adversely affected.

We depend on certain of our laboratory partners to accurately and timely report financial information to us.

In some cases we depend upon our laboratory partners to report the number of tests that we perform and that are purchased and billed by them, or license fees owed to us for testing that they perform in which they have used our intellectual property. Accurate and timely reporting of this information to us is required in order for us to report our revenue in an accurate and timely manner as our agreements with these laboratory partners require them to pay us a fee based on the number of our tests purchased by them, or the number of tests that they perform using our intellectual property for which they owe us a license fee. If our laboratory partners do not accurately and timely report such information to us, the reporting of our financial results may be inaccurate or delayed.

If the results of our clinical studies do not support the use of our tests, particularly in the average-risk pregnancy population, or cannot be replicated in later studies required for regulatory approvals or clearances, our business, financial condition, results of operations and reputation could be adversely affected.

As the healthcare reimbursement system in the United States evolves to place greater emphasis on comparative effectiveness and outcomes data, we cannot predict whether we will have sufficient data, or whether the data we have will be presented to the satisfaction of any payers seeking such data in the process of determining coverage for our tests, particularly in the average-risk pregnancy population for which such data is expected to be of particular interest.

The administration of clinical and economic utility studies is expensive and demands significant attention from certain members of our management team. Data collected from these studies may not be positive or consistent with our existing data, or may not be statistically significant or compelling to the medical community. If the results obtained from our ongoing or future studies are inconsistent with certain results obtained from our previous studies, adoption of Panorama would suffer and our business would be harmed.

Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current tests or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage decisions for our tests could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as our tests, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study.

In addition, test development, including development of the data necessary to obtain clearance and approval, is time consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain either FDA premarket clearance or approval should we decide for business or regulatory reasons to submit any 510(k) premarket notifications or premarket approval, or PMA, applications to the FDA. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates.

If our sole laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not have redundant laboratory facilities, other than third-party laboratories that we employ to perform some of our Horizon carrier screen testing, and our San Carlos, California laboratory facility is situated near active earthquake fault lines. Our facilities may be harmed or rendered inoperable (or samples could be damaged or destroyed) by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. Our sequencers, certain reagents and blood collection tubes are sole sourced. Our failure to maintain continued supply of such components, or supply that meets quality control requirements, particularly in the case of sole suppliers, would seriously harm our business, financial condition, and results of operations. In the event of any adverse developments with these vendors, our product supply may be interrupted, and obtaining substitute components could be difficult or require us to re-design our products or, for any products for which we may obtain approval from the FDA, obtain approval from the FDA to use a new supplier, which would have an adverse impact on our business. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers' facilities that causes a loss of manufacturing capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts, including efforts to market and commercialize Panorama. Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet quality control requirements. If the supply of components we receive do not meet quality control standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which recently occurred with respect to a reagent leading to inconclusive readings requiring blood redraws, it may prevent our tests from working properly or at all. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the quality of such components, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests.

One of these third parties, Illumina, is currently the sole supplier of our sequencers and related reagents for Panorama, along with certain hardware and software, pursuant to a supply agreement that expires in August 2016. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In early 2013, prior to our entering into our agreement with Illumina, Illumina completed its acquisition of Verinata Health Inc., our direct competitor in the NIPT market. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's acquisition of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, including with respect to our ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with the cost of sequencers and related consumables. We also face risk and uncertainty regarding our ability to renew the supply agreement at all or on financial terms that are attractive or acceptable to us. Our failure to maintain continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. While we are continuing to evaluate alternative sequencing platforms for Panorama, we have chosen not to productize our tests on these alternative platforms as they are not as well proven as Illumina's sequencers and Illumina has thus far provided us more favorable commercial terms. In the event that it is in our commercial interest or we are forced to transition sequencing platforms, we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing an alternative platform that is satisfactory for our needs or that we can employ in a commercially sustainable way. The sole supplier of the blood collection tubes included in Panorama and our non-invasive prenatal paternity testing products in the United States is Streck, Inc. Transitioning to a new supplier from any of our sole suppliers could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs. Any disruptions to our laboratory performance and ability to deliver our products could adversely affect our business, financial condition, results of operations and reputation. In addition, if we were to obtain a PMA for Panorama, either on our own volition as we are currently in discussions with the FDA regarding a potential PMA for Panorama, or as required by FDA if and when it finalizes the draft LDT guidances, and we subsequently need to modify Panorama because of issues with suppliers described above, the FDA could require us to obtain a PMA supplement prior to making the change.

We rely on commercial courier delivery services to transport samples to our laboratory facility in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.

Our business depends on our ability to quickly and reliably deliver test results to our customers. Blood samples are typically received within days from the United States and outside the United States for analysis at our San Carlos, California facility. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons could adversely affect specimen integrity and our ability to process samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally-protected health information, credit card information, and personally identifiable information, such as Panorama results. We also store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information. We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store this critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss, and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Any such breach or interruption could compromise our data security, and the information we store could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification of, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, educate patients and clinicians about our service, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

The cloud-based distribution model that we have released and are expanding adds some additional data privacy risk, as certain personal health and other information may be sent to and stored in the cloud by our partners. We have contractually obligated our partners to not send personally-identifiable information to our cloud servers, and we have an agreement with the vendor that hosts our software in the cloud to comply with data privacy laws, such as HIPAA. However, we cannot be certain that our partners will comply with these requirements or that our cloud vendor will comply with the terms of our agreement.

In addition, the interpretation and application of health-related, privacy and data protection laws in the United States, Europe, and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business and our reputation. Complying with these laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

The marketing, sale, and use of Panorama and our other products could result in substantial damages arising from product liability or professional liability claims that exceed our resources.

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition because the Panorama result was a so-called false negative. If the resulting baby is born with the condition, the family may file a lawsuit against us claiming product or professional liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate existing agreements and potential partners to seek other partners, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations to support demand for Panorama, our business could suffer.

As our test volumes grow, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements and expand our internal quality assurance program and technology platform to support testing on a larger scale. We will also need additional equipment, laboratory space and certified laboratory personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that equipment, laboratory space and appropriate personnel will be available. As additional tests are developed, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures, and hire personnel with different qualifications.

The value of Panorama and our other products depends, in part, on our ability to perform the tests on a timely basis and at an exceptionally high quality standard, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel could result in higher costs of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, our efforts to scale our commercial operations will not negatively affect the quality of test results, or we will be successful in responding to the growing complexity of our testing operations.

In addition, our growth may place a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. If we cannot effectively manage our expanding operations and our costs, we may not be able to grow successfully or we may grow at a slower pace, and our business could be adversely affected.

Our business is susceptible to costs and risks associated with international operations.

As part of our ongoing growth strategy, we intend to continue to expand within and target select international markets to grow our revenues outside the United States. Conducting international operations subjects us to risks, including:

•	uncertain or changing laws, regulatory registration and approval processes associated with Panorama and other current products and future products;
•	uncertain reimbursement by third party payers;
•

competition from companies located in the countries in which we offer our tests, and in which we may be at a competitive disadvantage because the country may favor a local provider or for other reasons;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	lower margins due to lower pricing in many countries;
•	difficulties in managing and staffing international operations and assuring compliance with foreign corrupt practices and other regulations and laws;
•

potentially adverse tax consequences, including the complexities of foreign value added tax systems, tax inefficiencies related to our corporate structure and restrictions on the repatriation of earnings;

•	increases in financial accounting and reporting burdens and complexities;
•	the imposition of trade barriers such as tariffs, quotas, preferential bidding or import or export licensing requirements;
•	compliance with U.S. laws, such as the Foreign Corrupt Practices Act;
•	political, social and economic instability abroad;
•	terrorist attacks and security concerns;
•	fluctuations in currency exchange rates; and
•	reduced or varied protection for intellectual property rights.

These risks, if realized, could harm our business or results of operations. Additionally, operating internationally requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to increase international revenues or expand or establish operations in other countries will produce desired levels of revenues or profitability.

Outside the United States we enlist partners and local and regional laboratories to assist with blood draw, sales, marketing and customer support. Subject to regulatory clearance, where required, we have begun to contract with international partners to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data via our cloud-based distribution model. Locating, qualifying and engaging additional partners and local laboratories with local industry experience and knowledge will be necessary to effectively market and sell our tests outside the United States. We may not be successful in finding, attracting and retaining such partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices utilized by our partners that are locally acceptable may not comply with sales practices standards required under United States laws that apply to us, which could create additional compliance risk. Even if we are able to effectively manage our international operations, if our partners and local and regional laboratories are unable to effectively manage their businesses, our business and results of operations could be adversely affected. If our sales and marketing efforts are not successful outside the United States, we may not achieve market acceptance for our tests outside the United States, which would harm our business.

If we lose the services of our founder and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in large part upon the continued service of our senior management team. In particular, our founder and Chief Executive Officer, Matthew Rabinowitz, is critical to our vision, strategic direction, culture, products and technology. Although Dr. Rabinowitz spends significant time with us and is highly active in our management, he has the ability to spend up to one business day per week on prior commitments pursuant to his employment agreement. In addition, we do not maintain key-man insurance for Dr. Rabinowitz or any other member of our senior management team. The loss of our founder and Chief Executive Officer or one or more other members of our senior management team could have an adverse effect on our business.

An inability to attract and retain highly skilled employees could adversely affect our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory and technical personnel and especially in the San Francisco Bay Area where our headquarters and laboratory facilities are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employees, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. Because we have not made any acquisitions to date, our ability to do so successfully is unproven. If we identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

We may need to raise additional capital, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.

We may need to raise additional funds through public or private equity or debt financings, corporate collaborations or licensing arrangements to continue to fund or expand our operations.

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to achieve broader commercialization of Panorama;
•	the success of our research, development, and commercialization efforts for potential new products, including in the field of cancer;
•	our ability to obtain more extensive coverage and reimbursement for our tests, including in the average-risk patient population;
•	the costs and success of our introduction of a cloud-based distribution model;
•	our ability to collect our accounts receivable;
•	the costs and success of further expansion of our sales and marketing activities and research and development activities;
•	the degree to which we require additional sales, marketing and reimbursement personnel;
•	our need to finance capital expenditures and further expand our clinical laboratory operations;
•	our general and administrative expenses; and
•	the timing and results of any regulatory authorizations that we are required to obtain for our tests.

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities will dilute stockholders' ownership interests in us and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders' holdings or rights. Debt financing, if available, may include restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may have to delay development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our tests or market development programs, which could lower the economic value of those programs to our company.

Our outstanding debt may impair our financial and operating flexibility.

As of December 31, 2014 and June 30, 2015, we had approximately $25.9 million and $24.7 million, respectively, of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants and are secured by all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt.

We may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations, and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with having indebtedness.

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.

DNA testing, like that conducted using Panorama and that we expect to conduct in the field of cancer, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use genetic tests even if permissible. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for services and products enabled by our technology platform, either of which could harm our business.

We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.

We are subject to the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent laboratories to sell Panorama and other products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with foreign government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom's Bribery Act of 2010, which went into effect in 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our most recent private placements of equity securities and other transactions that have occurred over the past three years, we may have experienced an "ownership change," or, upon the Company’s recent offering, may experience an "ownership change." We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which may not be in our control). As of December 31, 2014, we had federal and state NOLs carryforwards of approximately $57.9 million and $40.8 million, respectively, which begin to expire in 2027 and 2017, respectively, if not utilized. We also had federal research and development credit carryforwards of approximately $2.5 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $2.0 million, all of which could be limited if we experience "ownership changes."

Reimbursement and Regulatory Risks Related to Our Business

If we are unable to expand third-party payer coverage and reimbursement for Panorama and our other tests, if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to be our most significant source of payments going forward. In particular, we believe that expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and obtaining a positive coverage decision and favorable reimbursement rates from commercial third-party payers and the Centers for Medicare & Medicaid Services, or CMS, and state reimbursement programs for Panorama will be a necessary element in achieving commercial success. If we are unable to obtain or maintain adequate reimbursement coverage from third-party payers for our existing tests or future tests, our ability to generate revenues would be limited. For example, physicians may be reluctant to order the use of our tests due to the substantial potential cost to the patient if reimbursement coverage is unavailable or if the patient out-of-pocket payment is substantial. Our laboratory partners in the United States will likely decline to market our tests without positive reimbursement decisions from third party payers. Additionally, in some instances we may not receive positive coverage determinations when we seek third-party payer reimbursement approvals.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful as standards evolve. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason, or we may be required to refund reimbursements already received. As a result, there is significant uncertainty about whether the use of tests, such as Panorama, expanded carriers screening panels, screening for microdeletions, or cell free tumor DNA tests, will be eligible for coverage. There is also a question of whether reimbursement will become available for the average-risk pregnancy population, by third-party payers or, if eligible for coverage, what the reimbursement rates will be for those services and tests.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines and the American College of Medical Genetics, or ACMG, has issued a statement that are supportive of NIPT in average-risk pregnancies, as well as high-risk pregnancies. The American College of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine, or SMFM, issued new guidelines for NIPT on June 26, 2015, stating that conventional screening methods, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies because of the performance of conventional screening methods, the limitations of NIPT performance, and the limited data on cost effectiveness in the average-risk obstetric population, although the guidelines also stated that all women should be informed of NIPT, among other options, including the option of no testing, and any woman may choose NIPT as a screening strategy, regardless of her risk status. The statement that any woman may choose NIPT as a screening strategy, regardless of risk status, is a change from ACOG's prior guidelines on NIPT, which limited NIPT to high risk pregnancies which constituted only roughly 20% of the market. The new guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed, since screening for microdeletions has not been validated in clinical studies, and the sensitivity and specificity of this screening test is uncertain. While we expect that, based on the new ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these patients. Further, while we have collected and expect to soon publish data on the performance of Panorama for the 22q11.2 deletion syndrome, ACOG and SMFM's advising against screening for microdeletions may have a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until convincing validation data on the sensitivity and specificity of our tests becomes available. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected.

Our strategy to achieve broad third-party coverage is focused on demonstrating the clinical utility and economic benefits of Panorama, including screening for microdeletions, and our other tests, engaging with key members of the MFM and OB/GYN community and educating clinicians, but there is no assurance that we will succeed in any of these areas or that, even if we do succeed, we will receive favorable coverage and reimbursement decisions. In some cases, our tests or their uses with certain populations may be considered experimental by third-party payers and, as a result, such payers may decide not to reimburse for such tests. Currently, most third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. In addition, third party payers may decide to bundle payment for multiple tests, such as carrier screen tests or our Panorama test and the separate Panorama screen for microdeletions into a single payment rate. Third-party payers may also decide to deny payment or recoup payment for testing that they determine to have been not medically necessary or otherwise against their coverage determinations. The risk of recoupment is higher when we are under contract, or in network, with a payer, and that payer has negative coverage determinations for aspects of our tests, for example NIPT for average-risk pregnancies or for the screening of microdeletions. For example, one third-party payer recently alleged that it had overpaid $1.88 million to us, which it claimed was an overpayment reflecting the difference between what it paid to us and what it later contended it should have paid based on its fee schedule and coverage determinations. We have reached an amicable settlement with this third-party payer. For more information, see “Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in Note 5 to our Unaudited Interim Condensed Consolidated Financial Statements. To the extent that third-party payers may deny payment or recoup payment for testing that they determine to have been not medically necessary or otherwise against their coverage determinations, reimbursement revenue for our testing could decline. If we are not able to properly manage compliance with the contractual requirements of third-party payers, our revenues could be adversely affected by claims for refunds. These claims could also serve as a distraction for our management away from development of our business.

If adequate third-party reimbursement is unavailable, we may not be able to maintain price levels sufficient to realize an appropriate return on investment in test development and sales and marketing activities. Furthermore, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. It is our policy not to grant reduced payment terms to patients covered by a government payer or where otherwise prohibited by law. If we are in-network with a payer, we bill patients for their full contractual responsibility and make a good faith attempt to collect. When we are an out-of-network provider, it is our policy to bill patients for their full responsibility according to the payer's explanation of benefits and to make a good faith attempt to collect. However, we are often not able to collect the full patient responsibility in these out-of-network situations, particularly if the patient is left with a large balance. Where a patient contacts us contesting her bill, or claiming she is not able to pay her full balance, we are in some cases willing to negotiate with the patient for payment of less than the full patient responsibility, and in some cases considerably less, based on what the patient can pay or if the patient was able to make payment promptly. We also permit patients to pay their outstanding balance over time pursuant to a payment plan. Because it is not cost-effective and would be detrimental to customer relations, we typically have not enforced collections from patients through a collection agency, but this is not a formal policy, and we reserve the right to do so. As a result of these policies and approaches, we generally collect a smaller amount for our tests when third-party payers deny coverage or cover only a portion of the invoiced amount.

We are aware of policies and practices of our competitors, including privately-funded and publicly-funded companies, to offer patients a set cap on their out-of-pocket responsibility, waive patient responsibility altogether, and, in some cases, to not send patients a bill at all, all of which we believe is not in accordance with third party payers' policies and, in some cases, not compliant with the law. In contrast, it is our policy not to offer such caps or waivers and to send bills to patients for services rendered. Because of this discrepancy, our offerings may be perceived as less attractive to patients and their healthcare providers, who are concerned about patients having a large financial responsibility for these products. As a result, we believe that our revenues and results of operations have been adversely affected, and may continue to be so affected to the extent such competitors continue such practices.

We have sought to train our sales representatives to appropriately communicate that we do not routinely waive or place a cap on patient responsibility. When we are made aware of a miscommunication of our policy, we take steps to correct the miscommunication and provide additional training to the sales representative. However, our recent rapid growth has placed strains on our ability to adequately train personnel and monitor compliance with our policies and procedures. As a result, and because of attendant confusion caused by others in the industry explicitly offering waivers and caps, some of our sales representatives may have miscommunicated our policy or their communication of our policy of providing discounts for paying promptly may have been misinterpreted by healthcare providers and patients as a routine waiver or cap on the patients' responsibility for their bills. We have received three inquiries from non-governmental third-party payers questioning the sufficiency of our efforts to collect payments from patients for the balance of their bills not covered by the payer. We believe we have adequately addressed their concerns. We believe that our billing policies, where we do offer discounts, and collection practices do not violate applicable laws or our obligations to these payers. Nonetheless,  the aforementioned payer that claimed an overpayment reflecting the difference between what it paid to us and what it later contended it should have paid based on its fee schedule and coverage determinations also mentioned this issue. We resolved this claim amicably. In an effort to clarify that we do not offer waivers or caps on patient obligations, we have recently updated and published our billing policy. In addition, we are continually expanding and strengthening our compliance program and the training of our sales representatives. The payers that have raised questions about our efforts may not be satisfied with our responses and past or current approaches to seeking payment from the patients. These payers may decide to reimburse for our tests at a lower amount or not at all and may seek repayment from us of amounts previously paid to us. If these consequences were to occur, or if other third-party payers raised similar concerns, our financial results could be negatively impacted and our stock price could decline. A third-party payer could bring a legal action seeking reimbursement of previous amounts paid if a payer believed such payments were made in breach of contract, in the case of contracted payers, or were otherwise contrary to law. If the payer were to be successful in proving such reimbursement was in breach of contract or otherwise contrary to law, we could have to make a cash repayment, which could be significant, and we might be required to restate our financials from a prior period, which would likely have a negative impact on our stock price.

If we are successful in entering into additional contractual arrangements with commercial third-party payers in the United States to provide Panorama to their covered patients, the amount of overall reimbursement we receive may decrease if, as we would expect, we are reimbursed less money per test at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenue. We may also experience delays or be unable to contract with payers.

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from the Medicare Program.

Our revenues from Medicare are currently very small, given the population that Medicare covers, and we do not expect those revenues to increase materially with regard to NIPT. However, Medicare reimbursement can affect Medicaid reimbursement. For example, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare's fee-for-service rates and many commercial third-party payers look to the amounts that Medicare pays for testing services and set their payment rates at a percentage of those amounts. Reimbursement amounts for laboratory tests furnished to Medicare beneficiaries are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS pursuant to a statutory formula established by the U.S. Congress. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the national coverage certainty afforded by a formal coverage determination by CMS. Thus, CMS could issue an adverse coverage decision as to Panorama which could influence other third-party payers, including Medicaid, which could have an adverse effect on our revenues.

Under Medicaid regulations, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of June 30, 2015, we are recognized by 33 states as a Medicaid provider. We may not be able to be recognized as a provider by many Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized, which would limit our ability to bill for our services. In addition, we may face challenges in obtaining reimbursement even when we are recognized as a Medicaid provider. Further,  as discussed above, if the CLFS rate for our services and tests are low, the Medicaid reimbursement amounts will also likely be low. Low Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenue.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

Some third-party payers from whom we have received reimbursement to date have not entered into agreements with us to govern approval or payment terms. Therefore, such third-party payers could withdraw such coverage and reimbursement for our tests in the future for any reason. Managing reimbursement on a case-by-case basis is time consuming and contributes to an increase in the number of days it takes us to collect accounts receivable, and increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Further, even if we do have written agreements regarding reimbursement with certain third-party payers, those agreements are not guarantees of reimbursement coverage in an adequate amount. For example, third-party payers with which we have written agreements typically have policies that state they will not reimburse for use of NIPTs in the average-risk pregnancy population or for the screening of microdeletions. In addition, the terms of certain of our written arrangements may require us to seek pre-approval from the third-party payer or put in place other controls and procedures prior to conducting a test. To the extent we fail to follow these requirements, we may fail to receive some or all of the reimbursement payments to which we are entitled.

Even if we are being reimbursed for our tests, third-party payers may review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Government healthcare programs and other third-party payers continue to increase their efforts to control the cost, utilization and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, diagnostic tests they will pay for and the amounts that they will pay for new molecular diagnostic tests. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Because of these cost-containment trends, governmental and commercial third-party payers that currently provide reimbursement for, or may in the future cover, our tests may reduce, suspend, revoke or discontinue payments or coverage at any time. Reductions in the rates at which our tests are reimbursed may harm our business, financial condition or results of operations.

Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may have disputes over pricing and billing. Each third-party payer typically has different billing requirements, and the billing requirements of many payers have become increasingly difficult to meet.

Among the factors complicating our billing of third-party payers are:

•	disparity in coverage among various payers;
•	disparity in information and billing requirements among payers; and
•	incorrect or missing billing information, which is required to be provided by the prescribing physician.

These risks related to billing complexities, and the associated uncertainty in obtaining payment for our tests, could harm our business, financial condition and results of operations.

In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently.

We currently submit for reimbursement using CPT codes that we believe are appropriate for our testing, but there is a risk that these codes may be rejected or withdrawn or that payers will seek refunds of amounts that they claim were inappropriately billed to a specific CPT code. A new CPT code specific to NIPT came into effect in January 2015; however, not all payers may implement this code in a timely fashion, and reimbursement may be less than we have received in the past. We do not currently have specific CPT codes assigned for Panorama or microdeletions and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes, or be able to receive reimbursement for the average-risk NIPT patient population using such codes.

We accordingly cannot guarantee that our current or any future tests will have a CPT code assigned. In addition, there can be no guarantees that government and commercial third-party payers will establish positive or adequate coverage policies for our tests or reimbursement rates for any CPT code we may use.

If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidances, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we currently anticipate initially commercializing our planned cancer tests as LDTs. An LDT has been generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

On October 3, 2014, the FDA issued draft guidances outlining its plan to actively regulate LDTs using a risk-based approach. The FDA intends to fully regulate, in a phased-in manner, LDTs that it considers moderate-risk or high-risk, beginning with those within the high-risk category it considers "highest-risk devices." With regard to premarket review, under the proposed guidances, the highest-risk LDTs will be the subject of premarket submissions 12 months after the guidances are finalized. Premarket submission requirements will be phased-in over the following four years for the remaining high-risk LDTs. Then, beginning in year five, moderate-risk LDTs will be required to be the subject of premarket submissions.

Based on our current understanding of the draft guidances, with the exception of our non-invasive prenatal paternity test, our current tests, including Panorama, would be treated as moderate-risk or high-risk. We do not expect that our current tests will be among the highest-risk devices. The FDA has indicated that high- and moderate-risk LDTs that are on the market if and when the draft guidances are finalized will remain on the market while the FDA reviews the submissions. We would not expect to be forced to remove any of our current products from the market based on any final guidance if we comply with the requirements outlined in such final guidance.

The FDA's proposed framework in the draft guidances outlines post-market controls including registration and listing or FDA notification, corrections and removals reporting and adverse event reporting that will be required of all LDTs except those for forensic (law enforcement) use and certain LDTs for transplantation. For moderate- or high-risk tests, it also would require compliance with the QSR at the time the FDA clears a 510(k) for a test or the laboratory submits a PMA for a test. We would need to comply with these controls, which will be costly and time-consuming, and if we fail to comply we could be subject to enforcement action.

The regulation by the FDA of LDTs remains uncertain. It is unclear whether the FDA will finalize the guidances, when it will finalize the guidances, or whether any final guidances would be substantially revised from the draft versions. The comment period for the draft guidances closed February 2, 2015. The draft guidances have been the subject of considerable controversy and it is unclear whether the draft guidances will be finalized, and if so, what they will contain. In addition, Congress may act to provide further direction to the FDA on the regulation of LDTs.

In the meantime, the FDA could also disagree with our assessment that our prenatal tests are LDTs, and could require us to seek clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket review or approval is required for our tests or any of our future tests we may develop, or if we decide to voluntarily pursue FDA review or approval, we may be forced to stop selling our tests or we may be required to modify claims or make other changes while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to maintain premarket clearance or approval. For example, the regulatory 510(k) clearance or PMA process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification or filing a PMA application with the FDA. Performance achieved in published studies may not be repeated in later studies that would be required to obtain either FDA premarket clearance or approval. Limited results from earlier-stage verification studies, beyond the validation and other studies we have already performed for each of our products, may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization. In addition, we may require cooperation in our filings for FDA approval from third-party manufacturers of the components of our tests. If required, and we are unable to obtain such cooperation, we may be unable to achieve desired regulatory clearances or approvals.

Obtaining FDA clearance or approval for diagnostics can be time consuming and uncertain and requires detailed and comprehensive scientific and clinical data. If premarket review is required by the FDA or if we decide to voluntarily pursue FDA premarket review of our tests, including Panorama, for which we recently informed the FDA of our intent to actively pursue a PMA, there can be no assurance that our current tests or associated collection devices for any tests, or any tests we may develop in the future, will be cleared or approved on a timely basis, if at all. In addition, if a test has been approved through a PMA, certain changes that we may make to improve the test may need to be approved by the FDA before we can implement them, which could increase the time to roll such changes out to the commercial market. Ongoing compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements, both of which may adversely impact our business and results of operations.

Furthermore, the FDA or the Federal Trade Commission may object to the materials and methods we used to promote the use of our current prenatal tests or other LDTs we may develop in the future. Enforcement actions by the FDA may include, among others, untitled or warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future tests, products or services; operating restrictions and partial suspension or total shutdown of production.

Changes in laws and regulations, or in their application, may adversely affect our business, financial condition and results of operations.

The clinical laboratory testing industry is highly regulated, and failure to comply with applicable regulatory, supervisory or licensing requirements may adversely affect our business, financial condition and results of operations. In particular, the laws and regulations governing the marketing and research of clinical diagnostic testing are extremely complex and in many instances there are no clear regulatory or judicial interpretations of these laws and regulations, which increases the risk that we may be found to be in violation of these laws.

The regulatory environment in which we operate may change significantly and adversely in the future. The molecular diagnostics industry as a whole is a growing industry and regulatory agencies such as the FDA may also apply heightened scrutiny to new developments in the field of molecular diagnostics. While we have taken steps to ensure compliance with the current regulatory regime in all material respects, given its nature and our geographical diversity, there could be areas where we are non-compliant. Should we not be in compliance with regulatory requirements or any changes thereto, we may be subject to sanctions which could include required changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings. Any change in the laws and the regulations relating to our business, whether in the form of new or amended laws or regulations or regulatory policies, or the imposition of any of the above, may adversely affect our business, financial condition and results of operations by increasing our cost of compliance or limiting our ability to develop, market and commercialize our tests.

For example, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties ranging from $5,500 to $11,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program.

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments made to physicians, which are governed by laws and regulations including the Stark law. Among other requirements, the Stark law requires laboratories to track, and places a cap on, non-monetary compensation provided to referring physicians. While we have a compliance plan to address compliance with applicable fraud and abuse laws and regulations, the evolving commercial compliance environment and the need to build and maintain robust and scalable systems to comply with multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could violate one or more of these requirements.

Our business could be adversely impacted by CMS' adoption of the new code set for diagnoses.

CMS has adopted a new code set for diagnosis, commonly known as ICD-10, which significantly expands the code set for diagnoses. The new code set is currently required to be implemented by October 1, 2015. These new requirements could prove technically difficult, time-consuming or expensive to implement. Our failure or the failure of third-party payers or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections. In addition, physicians may fail to provide appropriate codes for ordered tests leading to delays in billing, which could result in increased costs and decreased collection of payment. As a result, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues.

If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical laboratory.

We are also required to maintain state licenses to conduct testing in our laboratories. California law establishes standards for the day-to-day operation of our clinical laboratory in San Carlos, including the training and skills required of personnel and quality control matters. We maintain a current license in good standing with the California Department of Health Services, or DHS. However, we cannot assure you that DHS will at all times find us to be in compliance with all such laws. If our clinical laboratory is out of compliance, DHS may suspend, restrict or revoke the license to operate our clinical laboratory, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially and adversely affect our business.

In addition, our clinical laboratory is required to be licensed by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. We have obtained a license from the DOH for our San Carlos laboratory. We cannot assure you that the DOH will at all times find us to be in compliance with applicable laws. If we are found to be out of compliance with New York laboratory requirements, the DOH may suspend, limit, revoke or annul our laboratory's New York license, censure us or assess civil money penalties.

Moreover, several other states require that we hold licenses to test samples from patients in those states. We have obtained licenses from states that we believe require us to do so. From time to time, we may become aware of other states that currently or may in the future require out-of-state laboratories to obtain licensure in order to accept specimens from the state. If we become aware of any other state with such requirements, we intend to comply with such requirements.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or any failure by us to renew a CLIA certificate, a state license or accreditation, could have a material adverse effect on our business. CMS also has the authority to impose a wide range of sanctions, including revocation of the CLIA certification along with a bar on the ownership or operation of any CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we were to lose our CLIA certification or any required state license, we would not be able to operate our clinical laboratory and conduct our prenatal tests, in some or all states, which would materially and adversely impact our business and results of operations.

Changes in government healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and other third-party payers.

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and, we expect, will continue to be a topic of extensive legislative and executive activity in the U.S. federal and many U.S. state governments. As a result, our business could be affected by significant and potentially unanticipated changes in government healthcare policy, such as changes in reimbursement levels by public third-party payers. Any of these or other changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. Going forward, we cannot predict the full impact of governmental healthcare policy changes on our business, financial condition and results of operations.

In the United States, the Patient Protection and Affordable Care Act, as amended by the HealthCare and Education Affordability Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacts the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. A number of states have challenged the constitutionality of certain provisions of the PPACA, and many of these challenges are still pending final adjudication in several jurisdictions. Members of Congress have also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

Currently, under the PPACA, each medical device manufacturer that sells medical devices that are listed with the FDA is required to pay a sales tax in an amount equal to 2.3% of the price at which it sells such medical devices. Although the FDA has contended that clinical LDTs, such as Panorama and our other tests, are medical devices, the FDA has generally exercised its discretion not to regulate such tests at this time, and, as a result, none of our tests are currently listed with the FDA. FDA officials have indicated that a laboratory will not have to pay the tax under the proposed "notification" procedure in one of the two draft guidances. However, the laboratory would have to pay the tax at the time that it lists the test with the FDA. In the FDA's draft guidance on the issue, listing occurs at the time a laboratory submits either a PMA or 510(k) for the test. If the guidance is finalized as currently drafted, the application of this tax to our clinical LDTs could harm our business, financial condition, results of operations, and cash flows, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved by the FDA but which have not been. The tax is subject to legislative and executive discussion regarding potential repeal from time to time. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015.

Other significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. We are monitoring the impact of the PPACA to determine any trends and changes resulting from the legislation that may impact our business over time, but cannot assure you that our business will not be adversely impacted by any such trends and changes.

Among other things, the PPACA creates a new system of health insurance "exchanges," designed to make health insurance policies available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain "essential health benefits" are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we cannot predict at this time whether Panorama will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. Failure to be covered by plans offered in the exchanges could harm our business.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014 introduces a multi-year pricing program for services paid under the CLFS that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. For newly developed advanced diagnostic tests for which there is no CLFS payment amount, the Medicare payment rate for approved tests for the first three quarters that the tests are offered will be the actual list price offered to third-party payers. Thereafter, CMS will use the data collected under the Act to establish payment rates for such newly developed advanced diagnostic tests. CMS will assign unique Healthcare Common Procedure Coding System, or HCPCS, codes for existing advanced diagnostic tests by January 1, 2016, and publicly report the payment rates for such tests. CMS will assign temporary HCPCS codes to newly developed approved advanced diagnostic tests and finalize such HCPCS codes within two years. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for NIPTs or requirements that beneficiaries of the government health plans pay for, or pay for higher, portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of future NIPTs, increase costs, divert management's attention and adversely affect our ability to generate revenues and achieve profitability.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or how any such future legislation, regulation or initiative may affect us. The taxes imposed by the new federal legislation and the expansion of government's role in the U.S. healthcare industry, as well as changes to the reimbursement amounts paid by payers for our current and future tests, may adversely affect the volumes of services and tests that we provide and may therefore adversely affect our business, financial condition, results of operations, and cash flows.

If we or our laboratory partners, consultants or commercial partners market tests in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties.

We are also subject to healthcare fraud and abuse regulation and enforcement by both the U.S. federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	CLIA and U.S. state laws and regulations governing the certification and licensure of laboratories, as well as the operations and activities of laboratories;
•

HIPAA, which created U.S. federal civil and criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and also imposes obligations with respect to maintenance of the privacy, security and transmission of individually identifiable health information;

•	U.S. federal and state laws and regulations governing informed consents for genetic testing and the use of genetic material;
•	state laws and regulations governing the submission of claims for healthcare services, as well as billing and collection practices associated with healthcare services;
•	U.S. state laws that prohibit other specified practices, such as billing physicians for testing that they order and waiving coinsurance, copayments, deductibles, and other amounts owed by patients;

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare;

•

the U.S. federal False Claims Act which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers who receive funds from the government that are false or fraudulent;

•

U.S. state law equivalents of each of the above U.S. federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers;

•

U.S. federal laws and regulations governing the Medicare program, providers of services covered by the Medicare program, and the submission of claims to the Medicare program, as well as the Medicare Manuals issued by CMS and the local medical policies promulgated by the Medicare Administrative Contractors with respect to the implementation and interpretation of such laws and regulations;

•

the federal Stark physician self-referral law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare program (and according to case law in some jurisdictions, the Medicaid program as well), including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition, as well as U.S. state law equivalents of the Stark law;

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies and

•	the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party.

We have adopted policies and procedures designed to comply with these laws. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws, and our compliance is also subject to governmental review. The growth of our business and sales organization and our expansion both within and outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. If our operations, including the conduct of our employees, distributors, consultants and commercial partners, are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation and have a material adverse effect on our business.

The federal HIPAA privacy and security regulations, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which was enacted as part of the American Recovery and Reinvestment Act of 2009, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, health care providers, and health care clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

• the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for the Company’s services, and its health care operations activities;

• a patient’s right to access, amend and receive an accounting of certain disclosures of protected health information;

• the content of notices of privacy practices for protected health information;

• administrative, technical and physical safeguards required of entities that use or receive protected health information; and

• the protection of computing systems that maintain protected health information.

We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations as required by law. The privacy and security regulations establish minimum requirements, and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other specified permitted purposes. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretation by various governmental authorities and courts, resulting in complex compliance issues. For instance, we could incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure or confidential health information or other private personal information.

In addition, laws and regulations of the European Union, as well as other countries, protect the use and disclosure of personal information. Compliance with these laws and regulations may result in increased costs and failure to comply may result in significant fines, penalties and damage to our reputation with customers.

Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.

Many of the sequencers, reagents, kits and other consumable products used to perform our prenatal testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. This includes the sequencers supplied to us by Illumina and the blood collection tubes supplied to us by Streck, which are RUO in the United States. If the FDA were to require clearance or approval for the sale of Illumina's sequencers and if Illumina does not obtain such clearance or approval, or if the FDA were to find that a supplier failed to comply with applicable requirements, we would have to find an alternative sequencing platform for Panorama. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations may be adversely affected. Similarly, a decision by the FDA to require clearance or approval for the sale by our sole supplier in the United States of the blood collection tubes used for Panorama and our non-invasive prenatal paternity testing could result in interruptions in our ability to supply our products to the market and adversely affect our operations.

Certain reagents are also obtained from sole suppliers and are offered for sale as ASRs. ASRs consist of single reagents or primer pairs, which are intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. ASRs are medical devices, but most are exempt from the 510(k) and PMA premarket review processes. As medical devices, ASRs have to comply with the QSR provisions and other device requirements. In 2007, the FDA issued a Guidance Document which clarified and narrowed the scope of products that are considered ASRs. The FDA could disagree with a supplier's assessment that the reagents are ASRs, and could require the supplier to seek clearance or approval for the reagents. If the FDA were to require clearance or approval for the reagents, certain of our suppliers may cease selling the reagents and any inability to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations.

Products that are intended for research use only and are labeled as RUO are exempt from compliance with the FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement activities. The FDA has said it will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. If the FDA were to take enforcement action against certain of our suppliers' RUO products, such action could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business. Additionally, if the FDA were to take enforcement action against RUO suppliers, certain of our suppliers may cease selling RUO products and any inability to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations.

Our financial condition and results of operations may be adversely affected by international government regulatory and business risks.

We will be increasingly subject to regulation in foreign jurisdictions as we offer our tests internationally. Our international operations subject us to varied and complex domestic, foreign and international laws and regulations. Compliance with these laws and regulations often involves significant costs or requires changes in our business practices that may result in reduced revenues and profitability. We may be subject to the regulatory approval requirements for each foreign country in which we sell our tests, and our future performance depends in part on our ability to timely obtain necessary regulatory approvals for our tests. Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in increased costs and unanticipated delays. Any changes in foreign regulatory approval requirements and processes may cause us to incur additional costs or lengthen the time required to obtain such approvals. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our tests in foreign countries, which may harm our business.

We may incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we do not comply with certain regulations. For example, we are subject to the FCPA which, among other restrictions, prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment, as well as anti-bribery and anti-corruption laws of other jurisdictions. Please see the risk factor entitled “We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.” In addition, our international activities are subject to compliance with U.S. economic and trade sanctions, which restrict or otherwise limit our ability to do business in certain designated countries. Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees or agents. Other limitations, such as prohibitions on the import into the United States of tissue necessary for us to perform our tests or restrictions on the export of tissue imposed by countries outside of the United States, or restrictions on importation and circulation of blood collection tubes or other equipment or supplies by countries outside the United States, may limit our ability to offer our tests internationally in the future.

Our use of hazardous materials in the development of our tests exposes us to risks related to accidental contamination or injury and requires us to comply with regulations governing hazardous waste materials.

Our research and development activities involve the controlled use of hazardous materials and chemicals. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. In addition, we are subject on an ongoing basis to federal, state and local regulations governing the use, storage, handling and disposal of these materials and specified hazardous waste materials. An increase in the costs of compliance with such laws and regulations could harm our business and results of operations.

If the validity of an informed consent from a patient intake for Panorama or other tests is challenged, we could be precluded from billing for such testing or forced to stop performing such tests, which would adversely affect our business and financial results.

We are required to ensure that all clinical data and blood samples that we receive have been collected from subjects who have provided appropriate informed consent for us to perform our testing, both commercially and in clinical trials. We seek to ensure that the subjects from whom the data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our partners operate in a number of different countries, and, to a large extent, we rely upon them to comply with the subject's informed consent and with local law and international regulation. The collection of data and samples in many different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The subject's informed consent obtained in any particular country could be challenged in the future, and those informed consents could be deemed invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our partners, could deny us access to or force us to stop testing samples in a particular territory or could call into question the results of our clinical trials. We could become involved in legal challenges, which could require significant management and financial resources and adversely affect our revenues and results of operations.

Risks Related to Our Intellectual Property

Any failure to obtain, maintain, and enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of June 30, 2015, we  held nine issued and over 100 pending patents in the United States and internationally.  We expect that we will continue to file and actively pursue patent applications as we develop new products and technologies. Our ability to stop third parties from making, using, selling, offering to sell or importing our products or product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. However, the patent positions of diagnostic companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. The Supreme Court has in recent years issued a number of decisions relating to the patentability of diagnostic method claims. We cannot predict what impact these decisions may have on our ability to obtain or enforce patents relating to diagnostic methods in the future. We believe that no consistent policy regarding the scope of valid patent claims in these fields has emerged to date in the United States. The patent situation in the genetic diagnostics industry outside the United States also is uncertain. Moreover, the U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office, or the USPTO, has introduced new procedures to the patent system. Some of these changes and procedures are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. Therefore, there can be no assurance that any current or future patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or that may be issued to us in the future may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

•	we may fail to seek patent protection for inventions that are important to our success;
•	any current or future patent applications may not result in issued patents;

•

we cannot be certain that we were the first to invent the inventions covered by pending patent applications or that we were the first to file such applications and, if we are not, we may be subject to priority or derivation disputes;

•	we may be required to disclaim part or all of the term of certain patents or part or all of the term of certain patent applications;
•

we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application;

•

we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a particular country. We or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;

•	the claims of our issued patents or patent applications when issued may not cover our products or product candidates;
•

no assurance can be given that our patents would be declared by a court to be valid and enforceable or that a competitor's technology or product would be found by a court to infringe our patents. Our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the USPTO or its foreign counterparts, and may ultimately be declared invalid or unenforceable, or narrowed in scope;

•

there may be prior art of which we are not aware that may affect the validity of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to do so;

•

third parties may develop products which have the same or similar effect as our products without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;

•	there may be patents relevant to our products or product candidates of which we are not aware;
•

certain of our intellectual property was partly supported by a U.S. government grant awarded by the National Institutes of Health, and the government accordingly has certain rights in this intellectual property, including a non-exclusive, non-transferable, irrevocable worldwide license to use applicable inventions for any governmental purpose. Such rights also include "march-in" rights, which refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant if we fail to achieve practical application of the technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry;

•	our patent counsel, lawyers or advisors may have given us, or may in the future give us incorrect advice or counsel;
•

the patent and patent enforcement laws of some foreign jurisdictions may not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed, and we may not pursue or obtain patent protection in all major markets; and

•	we may not develop additional technologies that are patentable.

Any of these factors could hurt our ability to gain patent protection for our products.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may refuse to stop the other party from using the trademark at issue. We may not be able to protect our rights to these and other trademarks and trade names which we may need to build name recognition with potential partners or customers in our markets of interest.

Our pending trademark applications in the United States and in other foreign jurisdictions where we may file may not be allowed or may subsequently be opposed. Our applications to register the "Natera," "Panorama," "Powered by SNPs," "Prenatus," "Spectrum" and "Anora" trademarks have been allowed and/or have proceeded to registration in the United States. We have certain other trademark applications pending in the United States and abroad, but there can be no assurance that these applications will be allowed and not opposed. Even if these applications proceed to registration, third parties may challenge our use or registration of these trademarks in the future. Other companies in the medical diagnostics space may be using trademarks that are similar to ours and may in the future allege that the use of our trademarks in connection with our tests infringes or otherwise violates their trademarks. In addition, failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect our trademarks and impede our marketing efforts in the countries in which we operate. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce, including the proprietary algorithm that we use to analyze DNA sequences and genetic information as part of Panorama. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. There is also no assurance that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel, or collaborators, either accidentally or through willful misconduct, will not cause serious damage to our programs and our strategy, for example by disclosing important trade secrets, know-how or proprietary information to our competitors.

It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us. In addition, others may independently discover our trade secrets and proprietary information. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are accentuated in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized disclosure of our trade secrets or proprietary information could harm our competitive position.

We may be required to reduce the scope of our intellectual property due to third-party intellectual property claims or challenges to our patents.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, changes enacted on March 15, 2013 to the U.S. patent laws under the America Invents Act resulted in the United States changing from a "first to invent" country to a "first to file" country. As a result, we may lose the ability to obtain a patent if a third party files on the invention we wish to patent with the USPTO first. Derivation proceedings were also established as part of the "first to file" system. Such proceedings could allow a third party to allege that we are not entitled to a patent because we derived the invention from the invention of another party. We may also become involved in similar proceedings in other jurisdictions.

Furthermore, recent changes in U.S. patent law under the America Invents Act establish new procedures for post-issuance challenges to U.S. patents, including inter partes reviews and post-grant oppositions. There is significant uncertainty as to how the new laws will be applied and if our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably members of the European Union, also have post grant opposition proceedings that can result in changes in scope and/or cancellation of patent claims.

We are currently involved in patent litigation with Sequenom relating to Panorama and our non-invasive paternity test, and an adverse result could harm our business and results of operations.

We are currently involved in patent litigation with Sequenom. An adverse ruling in such proceeding could require us to pay damages, including treble damages, attorneys' fees, costs and expenses, require us to pay license fees or result in an injunction preventing us from selling Panorama and our non-invasive prenatal paternity test, any of which could adversely affect our ability to offer these tests, our ability to continue operations and our financial condition. For more information on our current legal and regulatory proceedings, see "Item 1—Legal Proceedings." We may also in the future be involved with other litigation or USPTO actions with the same or other third parties. We expect that the number of such claims may increase as the number of products and the level of competition in our industry segments grows.

Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or future licensing fees or otherwise limit our ability to commercialize our products, which could have a material adverse effect on our business.

We operate in a crowded technology area in which multiple third parties own or control potentially relevant intellectual property, including patents. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and target markets. Competitors may assert that our products infringe their intellectual property rights. Third parties may assert that we are employing their proprietary technology without authorization. In addition, our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our products infringes these patents.

We have in the past been, and may in the future be, subject to proceedings or claims that claim we have infringed, misappropriated or otherwise violated the intellectual property or other rights of others. As described above, we are currently involved in patent litigation with Sequenom. The number of such claims may increase as the number of products and the level of competition in our industry segments grows.

We may receive notices of claims of direct or indirect infringement or misappropriation or misuse of other parties' proprietary rights from time to time. Some of these claims may lead to litigation. There can be no assurance that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or other rights, or the validity of our patents, trademarks or other rights, will not be asserted or prosecuted against us.

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and, in the future, have significantly stronger, larger and more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties.

We could incur substantial costs and divert the attention of our management and technical personnel in defending against any claims of infringement. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a claim of infringement against us, we may be required to pay damages and ongoing royalties, elect to obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses on acceptable terms, if at all. We could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our financial results. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our business and our ability to gain market acceptance for our products.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a substantial adverse effect on the market price of our common stock.

In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition. Patents held by third parties may force us to makes changes in our operating procedures that would be costly to implement.

Our intellectual property may be infringed upon by a third party.

Third parties may infringe one or more of our patents, trademarks or other intellectual property rights. We cannot predict if, when or where a third party may infringe our intellectual property rights. To counter infringement, we may be required to file infringement lawsuits, which can be expensive and time consuming. There is no assurance that we would be successful in a court of law in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing our intellectual property rights, there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third-party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of the development, manufacture or sale of certain products by us. There is no assurance that a product produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third-party infringer products could irreparably harm the reputation of our products thereby resulting in substantial loss in our market share and profits.

Developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations may impact the validity of our patent rights.

Our patent rights may be affected by developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations. For example, the patent position of companies engaged in the development and commercialization of diagnostic tests are particularly uncertain. Three cases involving diagnostic method claims, "gene patents," and analytical tools have been decided by the Supreme Court in the past few years. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., a case involving patent claims directed to measuring a metabolic product in a patient to optimize a drug dosage amount for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as "administering" or "determining" steps was not enough to transform an otherwise patent ineligible natural phenomenon into patent eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that isolated segments of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent eligible. On June 19, 2014, the Supreme Court issued its decision in Alice Corp. v. CLS Bank Int'l, a case involving the patent eligibility of computer-implemented method claims. In Alice, the Supreme Court held that implementation of an otherwise abstract idea on a computer was not enough by itself to make the idea patent-eligible. What remains unclear after Alice is how an abstract idea is defined, which the Court explicitly declined to address. We believe this has resulted in uncertainty and inconsistency in the application of Alice to software-based tools, such as proprietary analytical algorithms. On December 16, 2014, the USPTO issued an interim guidance memorandum to patent examiners for subject matter eligibility analysis of all claims involving a judicial exception (i.e., laws of nature/natural principles, natural phenomena and/or natural products, and abstract ideas). This guidance is not final, and it is expected that the guidance will change in light of future developments in the case law and in response to public feedback. While this guidance can inform decision-making at the USPTO, federal courts are not bound by this guidance.

We cannot assure you that our efforts to seek patent protection for our technology and products will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot predict what impact the Supreme Court's decisions in Prometheus,  Myriad, and Alice may have on the ability of molecular diagnostic companies or other entities to obtain or enforce patents relating to diagnostic methods, tools, or isolated products of nature in the future. The patent-eligibility of algorithmic analysis techniques is particularly in flux.

Moreover, although the Supreme Court has held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or pay to obtain a license to these patents. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages and ongoing royalties, and to obtain licenses from third parties, or be subjected to an injunction that would prevent us from utilizing the patented subject matter. We may not be able to obtain these licenses on acceptable terms, if at all. Such outcomes could materially affect our ability to offer our tests and harm our business.

We believe our technology is differentiated from that at issue in the above cases, but the full impact of the decisions is not yet known and they have created uncertainty around the patent-eligibility of diagnostic tests and methods. The claims of our patent applications may therefore fail to issue, or if they do issue, may subsequently be challenged or invalidated, on the grounds that they include subject matter that is not patent-eligible based on the Supreme Court's rulings in these cases and the further evolution of case law in this area.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or diagnostic companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees' former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may be volatile which could subject us to litigation.

The trading price of our common stock has been and may be volatile for the foreseeable future. In addition, the trading prices of the securities companies of life sciences companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this "Risk Factors" section and others including:

•	actual or anticipated variations in our and our competitors' results of operations;
•	announcements by us or our competitors of new products, significant acquisitions, strategic and commercial partnerships and relationships, joint ventures, collaborations or capital commitments;
•	changes in reimbursement by current or potential payers;
•	issuance of new securities analysts' reports or changed recommendations for our stock;
•	periodic fluctuations in our revenue, due in part to the way in which we recognize revenue;
•	actual or anticipated changes in regulatory oversight of our products;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	announcement or expectation of additional debt or equity financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	any major change in our management and
•	general economic conditions and slow or negative growth of our markets.

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management's attention and resources.

We have broad discretion in the use of the net proceeds we received in our IPO and may not use them effectively.

We have used and intend to use the net proceeds from our IPO for working capital and general corporate purposes and continued investments in research and development for our core technology and development of our product offerings. In addition, we may also use a portion of the net proceeds from our IPO to acquire complementary businesses, technologies or other assets, although we have no present commitments. Accordingly, our management has broad discretion in the application of the net proceeds to us from our IPO. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our IPO in a manner that does not cause us to become an unregistered investment company pursuant to the Investment Company Act of 1940.

We will incur significantly increased costs and devote substantial management time as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Our management and other personnel have little experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. Also, as a public company it is more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (a) the end of the fiscal year (i) following the fifth anniversary of the closing of our IPO, or December 31, 2020, (ii) in which the market value of our common stock that is held by non-affiliates exceeds $700 million and (iii) in which we have total annual gross revenues of $1 billion or more during such fiscal year, and (b) the date on which we issue more than $1 billion in non-convertible debt in a three-year period.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the year ending December 31, 2016, provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an emerging growth company. We do not expect to have our independent registered public accounting firm attest to our management report on internal controls over financial reporting for so long as we are an emerging growth company.

If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We do not intend to pay dividends on our capital stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our capital stock may be prohibited or limited by the terms of any current or future debt financing arrangement. Any return to stockholders will therefore be limited to the increase, if any, of the price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our common stock to decline.

In the future, we may issue additional securities or sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue common stock to employees and directors pursuant to our equity incentive plans. If we sell common stock, convertible securities or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

Sales of a substantial number of shares of our common stock in the public markets could cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Subject to certain exceptions, we and all of our directors and officers and substantially all of our stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock until December 29, 2015. Subject to certain limitations, as of June 30, 2015, approximately 38,479,164 shares will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could adversely affect the trading price of our common stock. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock‑up agreements prior to the expiration of the lock‑up period. Sales of a substantial number of such shares upon expiration of the lock-up period, or the perception that such sales may occur, or early release of the lock‑up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock could be adversely affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Insiders have substantial control over us and will be able to influence corporate matters.

As of June 30, 2015, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 42.5% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	authorize the issuance of "blank check" preferred stock that our board of directors could use to implement a stockholder rights plan;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•	establish a classified board of directors so that not all members of our board are elected at one time;
•	permit the board of directors to establish the number of directors;
•	provide that directors may only be removed "for cause" and only with the approval of 75% of our stockholders;
•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws; and
•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold from April 1, 2015 through June 30, 2015, giving effect to a 1-for-1.63 reverse stock split of our capital stock that was effected on June 19, 2015.

From April 1, 2015 to June 30, 2015, we granted to our employees and consultants options to purchase 409,975 shares of our common stock to employees under our 2007 Amended and Restated Stock Plan, with a per share exercise price of $12.8501. These grants were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

From April 1, 2015 to June 30, 2015, none of our directors, officers or employees exercised options to purchase shares of our common stock pursuant to options granted under our 2007 Amended and Restated Plan.

(b)Use of Proceeds

On July 1, 2015, we consummated our initial public offering of 10,000,000 shares of our common stock at a public offering price of $18.00 per share. Subsequently on August 5, 2015, we completed the sale of 900,000 additional shares upon exercise of the underwriters’ over-allotment option. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204622), which was declared effective by the SEC on July 1, 2015. Morgan Stanley, Cowen and Company, and Piper Jaffray acted as joint book-running managers for the offering. The total gross proceeds from the offering to us were approximately $196.2 million. After deducting underwriting discounts and commissions of approximately $13.7 million and offering expenses payable by us of $4.0 million, we received $178.5 million.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4MINE SAFETY DISCLOSURES

None.

ITEM 5OTHER INFORMATION

None.

ITEM 6EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATERA, INC.

Date: August 13, 2015	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Herm Rosenman
	Name:	Herm Rosenman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	6/22/2015
10.1	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-204622	10.2	6/22/2015
10.2	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	6/25/2015
10.3	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	S-1/A	333-204622	10.4	6/22/2015
10.4**	Credit Agreement, dated April 18, 2013, by and between Registrant and ROS Acquisition Offshore LP, as amended on June 6, 2014 and April 9, 2015.	S-1/A	333-204622	10.8	6/30/2015
10.7	Compensation Program for Non-Employee Directors.	S-1/A	333-204622	10.14	6/22/2015
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

**Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

†The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Natera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.