Form 10-Q
period 2015-09-30
Natera, Inc.
filed 2015-11-13
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 49,996,087.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

•	our reliance on our partners to market and offer Panorama in the United States and in international markets;
•	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	our ability to successfully expand our product offerings to include cancer-related and other diagnostic tests;
•	competition in the markets we serve;
•	our expectations of the reliability, accuracy, and performance of Panorama;
•	our expectations of the benefits to patients, providers, and payers of Panorama;
•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•	our ability to operate our laboratory facility and meet expected demand;
•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of replacement laboratory instruments and materials;
•	our expectations of the rate of adoption of Panorama and of any of our future tests by laboratories, clinics, clinicians, payers, and patients;
•	our ability to publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests;
•	the factors we believe drive demand for Panorama and our ability to sustain or increase such demand;
•	our ability to successfully implement our cloud-based distribution model;
•	our ability to develop additional revenue opportunities through new tests, including in the field of cancer diagnostics;
•	the scope of protection we establish and maintain for intellectual property rights covering Panorama and any other test we may develop;
•	our estimates regarding our costs and risks associated with our international operations and international expansion;
•	our ability to retain and recruit key personnel, including our expanded direct sales force;

•	our increased, and increasing, reliance on our direct sales efforts;
•	our expectations regarding acquisitions and strategic operations;
•	our ability to fund our working capital requirements;
•	our compliance with federal, state, and foreign regulatory requirements;
•	the factors that may impact our financial results; and
•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$196,192	$87,176
Restricted cash, current portion	186	503
Short-term investments	26,389	—
Accounts receivable, net of allowance of $784 in 2015 and $527 in 2014	5,820	5,942
Inventory	12,724	11,542
Prepaid expenses and other current assets	4,982	1,314
Total current assets	246,293	106,477
Property and equipment, net	13,992	14,574
Restricted cash, long term portion	1,428	808
Other assets	654	1,764
Total assets	$262,367	$123,623
Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,067	$8,867
Accrued compensation	7,627	5,980
Other accrued liabilities	17,488	10,341
Deferred revenue	105	112
Equipment loan, current portion	—	2,340
Warrants	3,741	2,232
Total current liabilities	35,028	29,872
Equipment loan, long term portion	—	3,510
Senior secured term loan	21,276	20,964
Total long-term liabilities	21,276	24,474
Total liabilities	56,304	54,346
Commitments and contingencies (Note 6)
Convertible preferred stock issuable in series, $0.0001 par value: 50,000 and 51,233 shares authorized as of September 30, 2015 and December 31, 2014, respectively, 0 and 31,397 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $0 and $133,757 as of September 30, 2015 and December 31, 2014, respectively	—	240,612
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 750,000 and 82,000 shares authorized at September 30, 2015 and December 31, 2014, respectively, 49,951 and 6,879 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5	1
Additional paid in capital	433,145	8,664
Notes receivable from officers	—	(192)
Accumulated deficit	(227,123)	(179,808)
Accumulated other comprehensive income	36
Total stockholders’ equity (deficit)	206,063	(171,335)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$262,367	$123,623

See accompanying notes to the unaudited condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Product revenues	$44,423	$45,804	$135,841	$108,749
Other revenues	498	470	1,603	656
Total revenues	44,921	46,274	137,444	109,405
Cost and expenses:
Cost of product revenues	30,456	20,820	81,032	55,734
Research and development	7,336	4,372	19,707	12,792
Selling, general and administrative	27,870	16,303	79,195	44,587
Total cost and expenses	65,662	41,495	179,934	113,113
Gain (loss) from operations	(20,741)	4,779	(42,490)	(3,708)
Interest expense	(1,177)	(1,202)	(3,391)	(2,947)
Interest benefit (expense) from changes in the fair value of long term debt	1,810	708	(312)	1,242
Other income (expense), net	2,478	(561)	(1,122)	(993)
Net (loss) income	(17,630)	3,724	(47,315)	(6,406)
Unrealized gain on available-for-sale securities	36	—	36	—
Comprehensive (loss) income	$(17,594)	$3,724	$(47,279)	$(6,406)

Net (loss) income attributable to common shares:
Basic	$(17,630)	$172	$(47,315)	$(6,406)
Diluted	$(17,630)	$1,172	$(47,315)	$(6,406)

Weighted-average number of shares used in computing net loss per share:
Basic	44,944	4,866	18,721	4,728
Diluted	44,944	36,931	18,721	4,728

Net (loss) income per share attributable to common shares:
Basic	$(0.39)	$0.04	$(2.53)	$(1.35)
Diluted	$(0.39)	$0.03	$(2.53)	$(1.35)

See accompanying notes to the unaudited condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2015	2014
Operating activities
Net loss	$(47,315)	$(6,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,363	3,670
Amortization of debt discount	28	—
(Gain) on sales of property and equipment	(2)	—
Impairment of assets	1,258	—
Stock based compensation	4,906	4,092
Loss from changes in fair value of warrants	1,509	990
(Gain)/loss from change in fair value of long term debt	312	(1,242)
Provision for doubtful accounts	279	206
Changes in operating assets and liabilities:
Accounts receivable	(157)	(371)
Inventory	(1,863)	(52)
Prepaid expenses and other current assets	(3,668)	(409)
Restricted cash	(303)	—
Other assets	(573)	22
Accounts payable	102	(3,757)
Accrued compensation	1,647	1,789
Other accrued liabilities	6,341	1,839
Deferred revenue	(7)	(9)
Net cash (used in) provided by operating activities	(33,143)	362

Investing activities
Purchases of investments	(26,353)	—
Purchases of property and equipment, net	(6,452)	(6,117)
Net cash (used in) investing activities	(32,805)	(6,117)

Financing activities
Proceeds from issuance of common stock, net	180,628	(1,606)
Costs paid for senior secured term loan	(6)	—
Proceeds from equipment financing	—	1,300
Repayments of equipment financing	(5,850)	(1,798)
Proceeds from collection of officer receivable	192	—
Change in restricted cash	—	(319)
Net cash provided by (used in) financing activities	174,964	(2,423)

Net increase (decrease) in cash	109,016	(8,178)
Cash at beginning of period	87,176	30,496
Cash at end of period	$196,192	$22,318

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,575	$1,556
Purchases of property and equipment through accounts payable and accruals	$1,126	$938
Non-cash property and equipment purchase	$2	$—
Conversion of convertible preferred stock to common stock	$240,585	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the "Company") was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company’s mission is to change the management of genetic disease worldwide. The Company operates a laboratory certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of preconception and prenatal genetic testing services. The Company operates in one segment and has a subsidiary that operates in the state of Texas.

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Horizon Carrier Screening ("Horizon") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold exclusively by a partner from whom the Company receives a royalty. All testing is available principally in the United States and Europe. The Company also offers Constellation, a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology.

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

Initial Public Offering

In July 2015, the Company completed an initial public offering (“IPO”), and subsequently in August 2015, the Company completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, including the over-allotment option, the Company sold 10,900,000 shares of common stock at $18.00 per share, which raised $178.5 million in proceeds, net of underwriting discounts and commissions and offering expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit, and cash flows. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2014 included in the prospectus dated July 1, 2015 that forms a part of the Company’s Registration

Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market deposits with financial institutions.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit).

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

The Company bills third-party payers for certain tests performed. The amount that is ultimately received from the payer for our claim and the timing of such payments are subject to the determination of the payer based on the nature of the test performed and their view of our business practices with respect to collections of plan deductibles and co-

payments from patients and other activities. This determination can impact both the amount and timing of when our invoices are collected. Payers may also withhold payments and request refunds of prior payments if we do not perform in accordance with the policies of these payers.

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. Sales to Quest represented 10% and 13% of total revenue for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2015, one customer had a receivable balance of approximately 12% of net accounts receivable, and as of December 31, 2014 there were no customers who had a balance greater than 10%.

Revenue Recognition

The Company generally bills an insurance carrier, a clinic or a patient for the test upon delivery of the test result. The Company also bills patients directly for out-of-pocket costs not covered by their insurance carriers representing co-pays and deductibles in accordance with their insurance carrier and health plans. The Company may not get reimbursed for tests completed if the tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier. For tests performed, where an agreed upon reimbursement rate or fixed fee and a predictable history or likelihood of collections exists, the Company recognizes revenues upon delivery of the test report to the prescribing physician based on the established billing rate less contractual and other adjustments, such as an allowance for doubtful accounts, to arrive at the amount that the Company expects to collect. In all other situations, as the Company does not have a sufficient history of collection and is not able to determine collectability, the Company recognizes revenues when cash is received. From time to time, we receive requests for refunds of payments previously made by insurance carriers. The Company has established an accrued liability for potential refund requests based on our experience.

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

Warrants

The Company accounts for warrants to purchase shares of its common stock as a liability at fair value on the balance sheet date because the Company may be obligated to redeem these warrants at some point in the future. The warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a gain or loss from the changes in fair value of the warrants in the statements of operations. The Company will continue to adjust the liability for changes in fair value until such time that the warrants are converted or expire.

 Net (Loss) Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to the Company’s IPO of its common stock, the Company’s convertible preferred stock was entitled to receive dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as converted basis with the common stock holders on any distributions to common stockholders. The convertible preferred shares were therefore considered to be participating securities. As a result, the Company calculated the net income (loss) per share using the two-class method. Accordingly, the net income (loss) attributable to common stockholders is derived from the net income (loss) for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stock did not have a contractual obligation to share in the Company’s losses. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. In periods when the Company has incurred a net loss, convertible preferred stock, options to purchase common stock and common stock warrants and common stock subject to repurchase are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Property and Equipment

Property and equipment, including purchased and internally developed software, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically reviews the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. During the six months ended September 30, 2015, the Company increased the depreciable lives of certain sequencing and automation machinery equipment from three years to five years. The effect of this change in estimate for each of the three and nine months ended September 30, 2015 was a decrease in loss from operations and net loss of $0.6 million and $1.2 million respectively. The effect of this change in estimate was a decrease in net basic and diluted loss per share of $0.01 for the three months ended September 30, 2015 and $0.07 for the nine months ended September 30, 2015.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (ASU 2014‑09) to provide guidance on revenue recognition. ASU 2014‑09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. The guidance is effective for the Company in the first quarter of 2018.  ASU 2014-09, as amended by ASU 2015-14, is effective for interim or annual periods beginning after December 15, 2017. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU 2014‑09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014‑09 on its financial statements.

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

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of adopting ASU 2015‑11 on its financial statements.

3. Fair Value Measurements

The Company's financial assets and liabilities carried at fair value are comprised of investment assets that include money market and investments, a liability for convertible preferred stock warrants, a liability for common stock warrants and a senior secured term loan. The Company’s Equipment Financing Facility, described in Note 8, is not measured at fair value on a recurring basis and is carried at amortized cost. The Company believes the fair value of the facility approximates its carrying value, or amortized cost, due to the short-term nature of this obligation and the interest rate relative to current market rates.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2015				December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$183,250	$—	$—	$183,250	$—	$—	$—	$—
U.S. Treasury securities	18,273	—	—	18,273	—	—	—	—
U.S. agency securities	—	8,116	—	8,116	—	—	—	—
Total financial assets	$201,523	$8,116	$—	$209,639	$—	$—	$—	$—

Current Liabilities:
Warrants	$—	$—	$3,741	$3,741	$—	$—	$2,232	$2,232
Long‑term Liabilities:
Senior secured term loan	$—	$—	$21,276	$21,276	$—	$—	$20,964	$20,964
Total financial liabilities	$—	$—	$25,017	$25,017	$—	$—	$23,196	$23,196

The Company's convertible preferred and common stock warrants are valued using Level III inputs; the Company uses inputs from a Black-Scholes model with market volatility that is determined for comparable companies in the same business sector. As of September 30, 2015, the Company’s third-party valuation specialist uses the common stock price as quoted on the NASDAQ stock market. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

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

Based upon the Company's evaluation, the senior secured term loan constitutes a liability with embedded derivative features that must be accounted for separately as mark-to-market instruments. In addition, adjustments to the embedded royalty feature will be recorded as interest expense as they occur, offset to the carrying amount of the debt (with the eventual cash outlay to settle such amounts recorded against the carrying amount of the debt). Based on the Company's evaluation, it was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. Additionally, it was determined that the remaining components are embedded derivatives of the senior secured term loan, which require a fair value assessment using Level III inputs at the end of each reporting period. The Company's independent appraiser assisted in the evaluation of the components of the senior secured term loan that require significant judgment or estimation. The fair value of the components is calculated using various techniques such as (i) discounted future cash flows, (ii) the income approach, using various revenue assumptions and applying a Monte-Carlo simulation to each outcome and (iii) Black-Scholes Option Pricing Model with market volatility that is determined by comparison to comparable companies in the same business sector. The fair value of the senior secured term loan is re-measured at the end of each reporting period with the change in fair value recorded within non-operating expense in the statements of operations.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the nine months ended September 30, 2015:

Warrants
(in thousands)
Balance at December 31, 2014	$2,232
Change in fair value	1,509
Balance at September 30, 2015	$3,741

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the senior secured term loan for the nine months ended September 30, 2015:

Term Loan
(in thousands)
Balance at December 31, 2014	$20,964
Change in fair value recognized in non‑operating expense	312
Balance at September 30, 2015	$21,276

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level III of the fair value hierarchy at September 30, 2015.

Weighted Average
Interest on
Fair Value at	Significant	Discount Rate
September 30, 2015	Valuation Methodology	Unobservable Input	(range, if applicable)
(in thousands)	(in thousands)
Senior secured term loan	$21,276
—Term loan	Discounted Cash Flows	Discount rate on CCC bond plus premium	17.5%
CCC Bond range
(6.08% ‑ 63.76%)
—Royalty interest	Royalty interest in future revenues	Revenues Volatility	$189,119	-	$431,961
32.3%
—Loan commitment	Discounted Cash Flows	Discount rate on CCC bond plus premium	17.5%
CCC Bond range
(6.08% ‑ 63.76%)
—Warrants	$3,741	Black-Scholes Option Pricing Model	Volatility	50.5%

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

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based upon a model with inputs from a Black-Scholes model and market volatility that is determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

4. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments effective September 2015. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	September 30, 2015				December 31, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$183,250	$—	$—	$183,250	$—	$—	$—	$—
U.S. Treasury securities	18,258	15	—	18,273	—	—	—	—
U.S. agency securities	8,095	21	—	8,116	—	—	—	—
Total	$209,603	$36	$—	$209,639	$—	$—	$—	$—

Classified as:
Cash equivalents				$183,250				$—
Short-term investments				26,389				—
Long-term investments				—				—
Total				$209,639				$—

The Company’s investments in U.S. Treasury securities and government sponsored entity securities have contractual maturities between one and five years from September 30, 2015.

5. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2015	2014
		(in thousands)
Machinery and equipment	3-5 years	$21,877	$18,632
Furniture and fixtures	3 years	216	217
Computer equipment and software	3 years	1,876	700
Leasehold improvements	Life of lease	1,687	1,036
Construction‑in‑process		1,552	3,583
		27,208	24,168
Less: Accumulated depreciation and amortization		(13,216)	(9,594)
Total Property and Equipment, net		$13,992	$14,574

In September 2015, the Company paid off its equipment loan, thus none of the Company's equipment is pledged under the Equipment Financing Facility.

The Company periodically evaluates the carrying value of long-lived assets when events or circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the estimated realizable value of the asset is less than the carrying value of the asset.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined based on the estimated realizable value of the long-lived asset.

The Company recorded an asset impairment charge of $0.6 million against a specific group of machinery and equipment during the three and nine months ended September 30, 2015. This specific group of machinery and equipment is used to perform carrier screening testing which the Company currently outsources to our partners. The impairment charge was recorded to reflect reductions in the estimated realizable value of the machinery and equipment as a result of planning for its sale in the secondary market. The Company recorded the total impairment charge of $0.6 million in cost of product revenue.  The Company has classified the impaired machinery and equipment as held for sale at the estimated realizable value of $0.5 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Accrued paid time off	$2,057	$1,577
Accrued commissions	3,943	2,651
Accrued bonuses	770	1,141
Other accrued compensation	857	611
Total accrued compensation	$7,627	$5,980

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Accrued expenses	$16,374	$8,560
Accrued rent	352	551
Deferred lease obligation	57	99
Accrued interest	455	764
Sales tax payable	250	367
Total other accrued liabilities	$17,488	$10,341

6. Commitments and Contingencies

Operating Leases

As of September 30, 2015, the Company sub‑leases office facilities under non‑cancelable operating lease agreements. In January 2013, the Company amended its sublease agreement to expand its corporate headquarters. In connection with the amendment, the  Company executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. The related subleases expire in October 2016.

On March 21, 2014, the Company entered into an additional sub‑lease agreement to expand its corporate headquarters for additional office and laboratory space. In connection with the sub-lease, the Company executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account. The lease and additional sub‑lease expire in January 2017.

In April 2015, the Company entered into a sub-lease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $62,700 per month. The lease period began in June 2015 and will terminate in August 2016. In addition, the Company has paid a security deposit of $125,500.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for lab and office space in Austin, Texas. The lease term is 132 months beginning in December 2015 with monthly payments beginning in

December 2016, increasing from $133,000 to $207,500. Per the terms of the lease, the subsidiary has paid a security deposit of $375,000, and the landlord has allotted the subsidiary a refundable allowance for leasehold improvements of up to $7.2 million.

In October 2015, the Company extended its corporate headquarters leases agreement through October 5, 2023 as further described in Note 16.

The future annual minimum lease payments under all non-cancelable operating leases as of September 30, 2015 are as follows:

Operating Leases
(in thousands)
Years ending December 31:
2015 (three months)	$890
2016	2,441
2017	1,700
2018	2,118
2019	2,165
2020 and thereafter	16,260
Total future minimum lease payments	$25,574

Rent expense for the three months ended September 30, 2015 and 2014 was $0.7 million and $0.3 million, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $1.8 million and $1.0 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other legal actions. The Company is aggressively defending its current litigation matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges.

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

On January 6, 2012, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of California, alleging that U.S. Patent No. 6,258,540 licensed by Sequenom, Inc. ("Sequenom") from Isis Innovation Limited, Inc. ("Isis") (the '540 patent), is invalid, unenforceable and not infringed by the Company. The '540 patent relates to non-invasive prenatal diagnosis methods. This case was consolidated in the Northern District of California with a case that Sequenom, an affiliate of Sequenom, and Isis brought on January 24, 2012 in the Southern District of California alleging infringement by the Company and DNA Diagnostics Center, Inc., the Company's distribution partner of its non-invasive paternity test, of certain claims of the '540 patent. Ariosa Diagnostics, Inc. ("Ariosa") and Verinata Health, Inc. ("Verinata"), now a division of Illumina, Inc. also filed declaratory judgment actions regarding the '540 patent against Sequenom in the Northern District. Sequenom asserted counterclaims of infringement of the '540 patent against both Ariosa and Verinata in those respective cases. All of these cases were designated related cases. On October 30, 2013, the District Court issued an order granting Ariosa's motion for summary judgment in its case against Sequenom, finding that the claims asserted against Ariosa are invalid under 35 U.S.C. §101 for reciting non-patentable subject matter. Many of the claims of the '540 patent asserted against the Company were invalidated by this order. Subsequently, Sequenom entered into stipulations with Verinata and the Company conditionally agreeing that the remaining asserted claims of the '540 Patent should be deemed invalid under 35 U.S.C. §101. The Court then entered judgment in favor of Verinata and the Company in their respective cases in November 2013. Sequenom has appealed all three judgments to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC has consolidated the Ariosa, Verinata and the Company's cases for purposes of appeal, such that the CAFC can make a single ruling on the '540 patent claims that apply to all parties involved. The appellate arguments were heard on November 7, 2014. On December 2, 2014, Sequenom and Verinata settled the pending claims between them. On June 12, 2015, the CAFC affirmed the district court's finding of invalidity with respect to us and Ariosa.  On August 13, 2015, Sequenom requested a rehearing en banc by the full panel of the CAFC , which has been supported by various amicus curiae briefs, and on October 19, 2015, the Company and Ariosa each filed a response to Sequenom’s request. The Company intends to continue to vigorously assert its claims and defend against the counterclaims in this lawsuit, but it cannot be certain of the outcome.

On April 22, 2011, a former employee filed an action in the U.S. District Court for the Northern District of California alleging that the Company made false statements to the government in connection with tracking of employee time and expenditures in connection with certain grants it received from the National Institutes of Health. After investigating the former employee's claims, the U.S. Attorney's Office for the Northern District of California filed a Notice of Election to Decline Intervention in this matter. The Company filed counterclaims against its former employee, alleging fraud in the inducement, breach of contract, and violation of the Computer Fraud and Abuse Act. The case proceeded to trial beginning on January 20, 2015 and on February 4, 2015, the jury returned a verdict in the Company’s favor on the plaintiff’s claims and in favor of the plaintiff on its counterclaim. The plaintiff's motion for a new trial was denied, and judgment was entered in favor of the Company on the plaintiff's claims and in favor of the plaintiff on the Company's counterclaim. The time for filing a notice of appeal has expired. The Company does not expect any further activity on this matter.

Third-Party Payer Reimbursement Audits

In November 2014, a third-party payer sought information as part of an investigative audit of claims which it had paid for certain genetic testing. The Company complied with their request and provided responsive information. In a letter dated June 2, 2015, the third-party payer alleged that it had overpaid $1.88 million to the Company,  which it claimed was an overpayment reflecting the difference between what it paid to the Company and what it contended it should have paid based on its fee schedule and coverage determinations.  In August 2015, the Company reached an agreement for a settlement payment of $1.18 million as part of a complete settlement of this matter. This charge was recorded against “revenue” in the second quarter of 2015 and “other accrued liabilities” as of June 30, 2015.

Contractual Commitment

As of September 30, 2015, the Company has non‑cancelable contractual commitments with a supplier for approximately $6.8 million and other material supplier commitments for approximately $6.4 million in the aggregate for inventory material used in the laboratory testing process.

In January 2015, the Company entered into a laboratory services agreement with a total contractual commitment for a period of 18 months to purchase tests for a minimum of approximately $5.3 million.

In March 2015, the Company entered into an agreement with a major manufacturer to develop a version of the Panorama test for use in a specific country, including the right for the manufacturer to market and perform such test. Under the terms of the contract the Company will share up to half of the $13.5 million of the development and approval process costs as incurred. Further any other costs will be shared between the manufacturer and the Company equally. The reimbursement of the costs incurred by both partners under this agreement will be performed on a quarterly basis. As of September 30, 2015 the Company has not incurred any expenses in regards to this agreement.

7. Stock‑Based Compensation

2007 and 2015 Stock Plans

In January 2007, the Board of Directors (the Board) adopted, and the Company’s stockholders approved, the Company’s 2007 Stock Plan (the 2007 Plan), which was amended and restated on March 25, 2010 and amended on April 16, 2015. Pursuant to the 2007 Plan, stock options may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or non-statutory stock options. Under the amended and restated 2007 Plan, the Company had reserved 15,999,289 shares of its common stock for issuance through September 30, 2015. The 2007 Plan was terminated in July 2015; however, the terms of the 2007 Plan will continue to govern any outstanding awards thereunder.

In June 2015, the Board adopted, and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the 2015 Plan), which, by its terms, took effect as of the Company’s IPO. The Company reserved 3,451,495 shares of its common stock for issuance under the 2015 Plan; in addition, the Board and stockholders authorized the reservation of up to 9,890,310 shares of common stock to cover shares reserved but unissued under the 2007 Plan and shares subject to outstanding awards under the 2007 Plan that expire or lapse unexercised or shares issued under the 2007 Plan that are subsequently reacquired by the Company.

Early Exercise of Employee Options

Stock options granted under the 2007 Plan provide employee option holders the right to exercise unvested options in exchange for common stock. As of September 30, 2015, the Company had approximately 1.4 million exercised and unvested shares outstanding that are subject to a repurchase right held by the Company at the original issuance price in the event that the optionee’s employment is terminated, either voluntarily or involuntarily. Effective in the three months ended September 30, 2015, pursuant to the agreements with the option holders, the Company changed its estimated expiration of the Company’s repurchase right for 1.4 million exercised and unvested shares outstanding that are subject to repurchase right held by the Company through the 210 days after the date of the prospectus filed in connection with the Company’s IPO. Accordingly the unrecognized compensation expense is being accelerated over a shorter performance period through January 2016. As a result of this acceleration, the Company recorded an additional $0.6 million in stock based compensation expense during the three months ended September 30, 2015.

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2015:

	Outstanding Options
				Weighted‑
			Weighted‑	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2014	294	8,463	$2.28	8.83
Additional shares authorized	4,985	-
Options granted	(1,736)	1,736	10.19
Options exercised	-	(323)	1.76
Options forfeited	477	(477)	3.49
Balance at September 30, 2015	4,020	9,399	3.25	8.48	65,607
Exercisable at September 30, 2015		5,727	1.70	6.00	51,081
Vested and expected to vest at September 30, 2015		8,473	3.39	7.71	60,979

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following table presents the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,
	2015			2014
	Employee	Non‑Employee	Total	Employee	Non‑Employee	Total
	(in thousands)
Cost of revenues	$400	$10	$410	$102	$12	$114
Research and development	266	2	268	244	7	251
Selling, general and administrative	1,491	(3)	1,488	639	61	700
Total	$2,157	$9	$2,166	$985	$80	$1,065

	Nine months ended September 30,
	2015			2014
	Employee	Non‑Employee	Total	Employee	Non‑Employee	Total
	(in thousands)
Cost of revenues	$549	$217	$766	$199	$16	$215
Research and development	824	24	848	1,388	14	1,402
Selling, general and administrative	3,202	90	3,292	2,401	74	2,475
Total	$4,575	$331	$4,906	$3,988	$104	$4,092

As of September 30, 2015, approximately $15.5 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted‑average period of approximately 2.18 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended						Nine months ended
	September 30,						September 30,
	2015			2014			2015			2014
Expected term	5.7	—	6.1	4.91	—	5.85	5.6	—	6.5	4.9	—	6.3
Expected volatility	69.7%	—	71.9%	73.3%	—	82.8%	69.7%	—	78.8%	73.1%	—	87.3%
Expected dividend rate			0%			0%			0%			0%
Risk‑free interest rate	1.65%	—	1.80%	1.83%	—	2.04%	1.56%	—	1.96%	1.65%	—	2.09%

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

8. Debt

Senior Secured Term Loan

In April 2013, as amended in June 2014, the Company entered into a senior secured term loan arrangement (the "Secured Loan Arrangement") with ROS Acquisition LP ("ROS"). The Secured Loan Arrangement provided for up to $40.0 million in borrowing capacity ("Credit Agreement"), a warrant to purchase shares of Common Stock, and an agreement to pay royalties on Company revenues ("Royalty Agreement"). The Company borrowed $20.0 million on the effective date of the Credit Agreement. The Credit Agreement provided for an interest rate equal to the greater of (a) LIBOR or (b) 1% per annum plus the applicable margin of 8% per annum or 9% floor on the outstanding balance of the term loan. The Royalty Agreement obligated the Company to make royalty payments of 1% applied to total Company fiscal year revenues of up to $50.0 million and 1.5% applied to fiscal year incremental revenues above $50.0 million. For the nine months ended September 30, 2015, the Company incurred approximately $1.4 million and $1.8 million in interest expenses under the Credit Agreement and royalty expenses under the Royalty Agreement, respectively, which are due and payable quarterly. For the nine months ended September 30, 2014, the Company incurred approximately $1.4 million and $1.4 million in interest expenses under the Credit Agreement and royalty expenses under the Royalty Agreement, respectively. The interest on the loan is set forth in the financial statements as interest expense below loss from operations. The effective yield was approximately 21.1% for the nine months ended September 30, 2015. Under the terms of the Secured Loan Arrangement, the Company issued ROS a warrant to purchase 376,691 shares of common stock with an exercise price of $2.3229 per share. The Credit Agreement principal is due and payable on April 18, 2019. The Company could at its option, prepay the term loan borrowings subject to a prepayment premium equivalent to 10% of the outstanding principal. Prepayment of the amount due under the Credit Agreement does not eliminate the royalty payment obligation, which expires no later than April 18, 2023. The Company could at its option, terminate the royalty obligation for a fixed dollar amount with cumulative royalty payments applied against the royalty obligation.

ROS maintained a security interest in substantially all of the Company's tangible and intangible assets, including intellectual property, to secure any outstanding amounts under the Credit Agreement. The Credit Agreement contained customary events of default, conditions to borrowing and covenants, including restrictions on the ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders, including dividends. The Credit Agreement also included a financial covenant requiring the maintenance of minimum liquidity of $5.0 million and minimum revenue thresholds. During the continuance of an event of a default, ROS could accelerate amounts outstanding, terminate the credit facility and foreclose on all collateral. As of September 30, 2015, the Company was in compliance with all covenants under the terms of the Secured Loan Arrangement with ROS.

In October 2015, the Company paid off its obligations from the Secured Loan Arrangement with ROS. See Note 16 for additional details.

Credit Line Agreement

In September 2015, the Company entered into the Credit Line with UBS providing for a  $50.0 million revolving line of credit which can be drawn down in increments at any time.  The Credit Line bears interest one-month LIBOR plus 0.65%, and presently equals approximately 0.84% per annum.  The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS.

Equipment Financing Facility

In April 2013, the Company entered into an equipment financing facility (the “Equipment Financing Facility”) with a financial institution pursuant to which the Company could borrow up to $5.0 million to fund equipment purchases. The financial institution maintained an interest in the underlying equipment until payment in full of the loan. The loan bore interest at the financial institution's prime reference rate (defined as the 30-day LIBOR rate plus 2.50%) plus 4.10%, which equaled 7.35% upon closing of the agreement. In December 2014, the Company amended the Equipment Financing Facility increasing the loan amount to $5.9 million to fund equipment purchased. The Company paid interest on the unpaid principal at the financial institution's prime reference rate plus 3.10%, which equaled 6.35%. Under the terms of the Equipment Financing Facility, the loan would mature on May 31, 2017. Under the terms of the Equipment Financing Facility, the Company would be required to make 30 payments of principal and interest through the maturity of the loan in May 2017.

In September 2015, the Company paid off the remaining principal balance of the equipment financing facility.  The Company made a payment of $4.1 million, comprising of principal, interest and administrative fees settling all of its obligations under the loan.

9. Warrants

In 2007, the Company issued warrants to purchase an aggregate of 24,538 shares of common stock at an exercise price of $0.0978 per share to various holders. As of September 30, 2015, these warrants were fully exercised.

In 2009, the Company granted warrants to purchase 33,742 shares of Series B convertible preferred stock at an exercise price of $1.8908 per share. The warrants were granted to a financial institution in connection with a secured equipment loan and expire on November 2, 2019. In connection with the IPO in July 2015, these warrants were converted into the right to purchase common stock at a one-to-one ratio. In October 2015, these common warrants were exercised at $1.8908 per warrant, converting to common shares at a rate of one common share to one warrant.

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

10. Convertible Preferred Stock

At the closing of the IPO in July 2015, 31,397,221 shares of outstanding convertible preferred stock were automatically converted into common stock on a one-to-one basis. Following the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 750.0 million shares designated as common stock and 50.0 million shares designated as preferred stock, all with a par value of $0.0001 per share.

11. Common Stock

The Company's Certificate of Incorporation, as restated in connection with the closing of the IPO, authorizes the Company to issue 750.0 million shares of common stock with a par value of $0.0001 per share. As of December 31, 2014 and September 30, 2015, the Company had 6.9 million and 50.0 million shares of common stock outstanding, respectively. Each shareholder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders.

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

12. Income Taxes

Due to the current operating losses, the Company recorded zero income tax expense for the three months and nine months ended September 30, 2015 and 2014, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 36% before research and development credits and permanent adjustments related to the Company’s outstanding debt.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of September 30, 2015. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $1.5 million and $1.4 million in unrecognized tax benefits at September 30, 2015 and December 31, 2014, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2015, there were no accrued interest and penalties related to uncertain tax positions.

13. Related‑Party Transactions

The chief executive officer of the Company received a monthly payment based on his use for Company business purposes of an apartment that he owned in New York City. For the three months ended September 30, 2015 and 2014, the Company incurred no expenses and $5,700, respectively. For the nine months ended September 30, 2015 and 2014, the Company expensed $9,500 and $17,100, respectively. The Company ceased making payments for this property following the sale of the apartment during the second quarter of 2015.

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

14. Net (Loss) Earnings per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to the Company’s IPO of its common stock, the Company’s convertible preferred stock was entitled to receive dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as converted basis with the common stock holders on any distributions to common stockholders. The convertible preferred shares were therefore considered to be participating securities. As a result, the Company calculated the net income (loss) per share using the two-class method. Accordingly, the net income (loss) attributable to common stockholders is derived from the net income (loss) for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stock did not have a contractual obligation to share in the Company’s losses. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. In periods when the Company has incurred a net loss, convertible preferred stock, options to purchase common stock, common stock warrants and common stock subject to repurchase are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

The following table provides the basic and diluted net (loss) earnings per common share computations for the three and nine months ended September 30, 2015 and 2014.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic earnings per common share:
Net (loss) income	$(17,630)	$3,724	$(47,315)	$(6,406)
Less: Noncumulative dividends on convertible preferred stock	—	(2,552)	—	—
Undistributed earnings to participating securities	—	(1,000)	—	—
Net (loss) income attributable to common shares, basic	(17,630)	172	(47,315)	(6,406)

Weighted-average common shares outstanding	46,380	6,689	20,252	6,646
Less: weighted-average unvested common shares subject to repurchase	(1,436)	(1,823)	(1,531)	(1,918)
Weighted-average number of shares used in computing net loss per share, basic	44,944	4,866	18,721	4,728

Basic net (loss) income per share	$(0.39)	$0.04	$(2.53)	$(1.35)

Diluted earnings per common share:
Net (loss) income attributable to common shares, basic	$(17,630)	$172	$(47,315)	$(6,406)
Adjustment to undistributed earnings to participating securities	—	1,000	—	—
Net (loss) income attributable to common shares, diluted	(17,630)	1,172	(47,315)	(6,406)

Weighted-average number of shares used in computing net loss per share, basic	44,944	4,866	18,721	4,728
Add: Weighted average number of potential dilutive common shares	—	32,065	—	—
Weighted-average number of shares unused in computing net loss per share, diluted	44,944	36,931	18,721	4,728

Diluted net (loss) income per share	$(0.39)	$0.03	$(2.53)	$(1.35)

Potentially dilutive shares that were not included in the diluted per share calculations because they would be anti‑dilutive as of the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Options to purchase common stock	9,399	4,270	9,399	7,968
Warrants	410	401	410	401
Common stock subject to repurchase	1,403	440	1,403	1,758
Convertible preferred stock	—	—	—	27,048
	11,212	5,111	11,212	37,175

15. Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

United States	$38,709	$39,745	$118,091	$93,376
Americas, excluding U.S.	1,128	1,296	3,635	3,306
Europe, Middle East, India, Africa	3,804	3,608	11,786	9,370
Other	1,280	1,625	3,932	3,353
Total	$44,921	$46,274	$137,444	$109,405

16. Subsequent Events

Line of Credit

In September 2015, the Company entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. In October 2015, the Company borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS. The Credit Line bears interest at 30-day LIBOR plus 0.65%, and presently equals approximately 0.84% per annum.

Payoff of Secured Loan Agreement

In October 2015, the Company paid off the entire $20.0 million in borrowings under the Secured Loan Arrangement with ROS. The Company made a payment of $28.0 million to ROS, comprising $20.0 million in principal, $2.0 million (10% outstanding principal) in prepayment penalty and $6.0 million in royalty payment applied toward the royalty obligation. This payment released the Company from all future loan payments, royalty payments and all associated liens securing the loan.

Lease Agreement

In October 2015, our subsidiary entered into a one year lease agreement for temporary office space in Austin, Texas.  The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month to month basis following the 12th month.  The terms of the lease include a $12,900 security deposit.

In October 2015, the Company entered into a lease agreement for its corporate headquarters through October 5, 2023. The Company currently occupies its corporate headquarters pursuant to two subleases with the current primary lessees. The Company’s monthly base rent from (i) October 6, 2016 to January 5, 2017 will be $0.2 million; (ii) January 6, 2017 to October 5, 2017 will be $0.3 million; and (iii) October 6, 2017 to October 5, 2018 will be $0.3 million; and will increase each year thereafter to a maximum of $0.4 million in the final year of the initial term of the Lease. The Company is entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best in class accuracy and coverage. In addition to our direct sales force in the United States, which we are continuing to expand, we have a global network of over 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology by introducing a global cloud-based distribution model. We have launched seven molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. In March 2013, we launched Panorama, our non-invasive prenatal test, or NIPT. Over 185,000 Panorama tests were accessioned during the year ended December 31, 2014 and over 181,000 Panorama tests were accessioned during the nine months ended September 30, 2015. Our revenues have grown from $4.3 million in 2010 to $159.3 million in the year ended December 31, 2014, and from $109.4 million in the nine months ended September 30, 2014 to $137.4 million in the nine months ended September 30, 2015.

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

In the year ended December 31, 2014, we processed substantially all of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. During the nine months ended September 30, 2015, we accessioned greater than 217,000 tests, including greater than 181,000 Panorama tests. In the year ended December 31, 2014, we accessioned greater than 215,000 tests, including greater than 185,000 Panorama tests. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices. We market and sell our tests both through our sales force and those of our laboratory distributors. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurance payers. Insurers reimburse for NIPT procedures in high-risk pregnancies based on positive coverage decisions, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the payers with positive NIPT coverage decisions include UnitedHealthcare, AETNA, Anthem, Humana and CIGNA. We and our laboratory partners have in-network contracts with insurance providers that account for over 150 million covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage decisions or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory partners, and the number of tests that we accession is a key indicator that we use to assess our business. We accessioned over 217,000 tests for the nine months ended September 30, 2015, compared to over 156,000 tests for the nine months ended September 30, 2014. We accessioned over 83,000 tests for the three months ended September 30, 2015, compared to over 57,000 tests for the three months ended September 30, 2014. This increase in volume is primarily due to the commercial growth of our Panorama test. We significantly increased the number of our domestic sales specialists in the third quarter of 2014 through the second quarter of 2015 in an effort to increase the number of tests distributed through our direct sales force. The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2015 was 76%, up from 52% for the nine months ended September 30, 2014. The percent of our revenues attributable to U.S. laboratory partners for the nine months ended September 30, 2015 was 10%, down from 33% for the nine months ended September 30, 2014. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the nine months ended September 30, 2015 was 14%, down from 15% for the nine months ended September 30, 2014. The percent of our revenues attributable to our U.S. direct sales force for the three months ended September 30, 2015 was 73%, up from 64% for the three months ended September 30, 2014. The percent of our revenues attributable to U.S. laboratory partners for the three months ended September 30, 2015 was 13%, down from 22% for the three months ended September 30, 2014. The percent of our revenues attributable to international laboratory partners and other international sales for both the three months ended September 30, 2015 and 2014 was 14%.

In addition to distributing molecular diagnostic tests, we seek to establish licensing arrangements with laboratory partners related to the use of our molecular and bioinformatics capabilities. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. We have recognized $0.6 million and $1.6 million in revenues from the arrangement during the nine months ended September 30, 2014 and September 30, 2015, respectively. The arrangement commenced in the second quarter of 2014. We have begun to introduce a cloud-based distribution model, allowing certain U.S. and international laboratory partners through a license to our technology, to develop and run our molecular processes in the partners' laboratories and then have the resulting raw sequenced genetic data analyzed by our proprietary algorithm that we host in the cloud. This model will result in lower revenues and gross profit per test than in cases where we process a test ourselves.

Our revenues increased from $109.4 million in the nine months ended September 30, 2014 to $137.4 million in the nine months ended September 30, 2015. We generate revenues primarily from the sale of Panorama, which we commercially launched in 2013. Panorama revenues accounted for $81.2 million, or 74% of our revenues for the nine months ended September 30, 2014 and $104.4 million, or 76% of our revenues for the nine months ended September 30, 2015. Panorama revenues accounted for $33.8 million, or 73% of our revenues for the three months ended September 30, 2014 and $34.2 million, or 76% of our revenues for the three months ended September 30, 2015. Sales to Quest, Progenity, and Bio-Reference Laboratory, Inc. represented 13%, 7%, and 7% of our revenues for the nine months ended September 30, 2014, respectively. For the three months and nine months ended September 30, 2015, there were no customers exceeding 10% of total revenue on an individual basis. Sales to Quest, Bio-Reference and Progenity represented a combined 27% and 5% of our revenues in the nine months ended September 30, 2014 and 2015, respectively, generated from Panorama. Progenity terminated its agreement with us in the second quarter of 2014 and no longer distributes our NIPT. Quest terminated its agreement with us in the third quarter of 2014 and no longer distributes our NIPT. Revenues from customers outside the United States were $16.0 million and $19.4 million for the nine months ended September 30, 2014 and 2015, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros. For the nine months ended September 30, 2014 and 2015, approximately 15% and 14%, respectively, of our revenues were generated in international markets.

Our net losses for the nine months ended September 30, 2014 and 2015 were $6.4 million and $47.3 million, respectively. This included non-cash stock compensation expense of $4.1 million and $4.9 million for the nine months ended September 30, 2014 and 2015, respectively. As of September 30, 2015, we had an accumulated deficit of $227.1 million.

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

Revenue recognized on a cash basis represented 72% and 77% of our revenues for the three months ended September 30, 2014 and 2015, respectively. Revenues recognized on a cash basis represented 61% and 80% of our revenues for the nine months ended September 30, 2014 and 2015, respectively. As of September 30, 2015, we have 11 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three and nine months ended September 30, 2015, we recognized revenue from only one such arrangement.

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

We consider our critical accounting policies and estimates to be revenue recognition; income taxes; fair value measurement and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015 from those disclosed in our prospectus dated July 1, 2015 that forms a part of our Registration Statement on Form S-1, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, other than the change in estimates of useful lives for certain sequencing and automation machinery equipment from three to five years as disclosed in Note 2 “Summary of Significant Accounting Policies.” We periodically review the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. The effect of this change in estimate for the three and nine months ended September 30, 2015 was a decrease in loss from operations and net loss of $0.6 million and $1.2 million, respectively.

Results of operations

Comparison of the three months ended September 30, 2015 and 2014

	Three months ended
	September 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues:
Product revenues	$44,423	$45,804	$(1,381)	(3.0)%
Other revenues	498	470	28	6.0
Total revenues	44,921	46,274	(1,353)	(2.9)
Cost and expenses:
Cost of product revenues	30,456	20,820	9,636	46.3
Research and development	7,336	4,373	2,963	67.8
Selling, general and administrative	27,870	16,302	11,568	71.0
Total cost and expenses	65,662	41,495	24,167	58.2
Gain (loss) from operations	(20,741)	4,779	(25,520)	(534.0)
Interest (expense)	(1,177)	(1,202)	25	(2.1)
Benefit from changes in the fair value of long-term debt	1,810	708	1,102	155.6
Other income (expense), net	2,478	(560)	3,038	(542.5)
Net income (loss)	$(17,630)	$3,725	$(21,355)	(573.3)%

Revenues

Revenues decreased $1.4 million, or 3.0%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. This was primarily due to new Current Procedure Terminology, or CPT, codes coming into effect in January 2015, which reduced our average selling price for Panorama. Also, we continued to drive Panorama volume growth in the average risk population, which is not yet broadly reimbursed. In addition, as further discussed in the following paragraph, because we primarily recognize revenue on a cash received basis, a significant portion of the growth in tests accessioned experienced in the three months ended September 30, 2015 is not reflected in our revenues. Approximately 54% of our revenues during the three months ended September 30, 2015 were derived from test volumes accessioned in the quarter ended September 30, 2015; the balance of our revenues was derived from tests accessioned in prior periods. Panorama revenue increased $0.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to increased Panorama volumes,  and revenues from non-Panorama products decreased $1.8 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

During the three months ended September 30, 2015, we accessioned greater than 83,000 tests, including greater than 67,000 Panorama tests and greater than 13,000 Horizon carrier screening tests. We recognized revenue on greater than 35,000 tests, including greater than 31,000 Panorama tests and greater than 2,800 Horizon carrier screening tests, in the three months ended September 30, 2015.  Fifty-four percent of the 35,000 tests, including 55% of the 31,000 Panorama tests and 41% of the 2,800 Horizon carrier screening tests, were accessioned in the three months ended September 30, 2015, and the remainder were accessioned in prior periods. During the three months ended September 30, 2014, we accessioned greater than 57,000 tests, including greater than 49,000 Panorama tests and greater than 4,900 Horizon carrier screening tests. We recognized revenue on greater than 38,000 tests, including greater than 33,000 Panorama tests and greater than 2,500 Horizon carrier screening tests, in the three months ended September 30, 2014. Sixty-eight percent of the 38,000 tests, including 70% of the 33,000 Panorama tests and 43% of the 2,500 Horizon carrier screening tests, were accessioned in the three months ended September 30, 2014, and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for certain tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is related to a greater percentage of tests distributed through our direct sales force in the three months ended September 30, 2015 versus the three months ended September 30, 2014.

Revenues from customers outside the United States were $6.5 million and $6.2 million for the three months ended September 30, 2014 and 2015, respectively.

Cost of product revenues

Cost of product revenues increased $9.6 million, or 46.3%, from the three months ended September 30, 2014 to the three months ended September 30, 2015 primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama tests performed in the three months ended September 30, 2014 and the three months ended September 30, 2015. As a percentage of total revenues, cost of product revenues increased from 45.0% for the three months ended September 30, 2014 to 67.8% for the three months ended September 30,  2015 in part due to increased cost per test related to expenses associated with our microdeletions panel, impairment of assets expected to be sold and increased proportion of Horizon carrier screening, which has a higher cost per test than Panorama. Cost of product revenues as a percentage of total revenues increased from 57.1% for the three months ended June 30, 2015 to 67.8% for the three months ended September 30, 2015 due to reduced average reimbursement for our Panorama test relating to new Current Procedure Terminology, or CPT, codes coming into effect in January 2015 and to our incurring costs for tests accessioned in advance of recognition of related revenue.

Research and development

Research and development expenses increased $3.0 million, or 67.8%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. The increase in research and development expenses was primarily attributable to a $1.9 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount as well as a $0.7 million increase in outside services costs, a $0.2 million increase in laboratory expenses, and a $0.2 million increase in office, facilities and other expenses. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products. In the near term, we will continue to grow research and development expenses in support of Panorama and other new products and programs, including the application of our proprietary technologies for cancer and other disease detection.

Selling, general and administrative

Selling, general and administrative expenses increased $11.6 million, or 71.0%, from the three months ended September 30, 2014 to the three months ended September 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to a $7.2 million increase in salaries and personnel‑related costs associated with an increase in sales and marketing personnel to support our growth in our direct sales model. Selling, general and administrative expenses reflects the net addition of 203 employees and contractors from September 30, 2014 to September 30, 2015. In addition, we experienced a $1.6 million increase in travel expenses and $0.2 million increase in outside services costs, primary related to insurance billing and legal fees. Marketing expenses increased $0.8 million, administrative and other expenses increased $0.8 million, office expenses increased $0.7 million, and facilities expenses increased $0.3 million. As we continue to expand our direct sales force and as we continue to grow as a public company, we expect our selling, general and administrative expenses to continue to increase.

Interest (expense)

Interest (expense) was effectively the same, from the three months ended September 30, 2014 to the three months ended September 30, 2015 and was primarily comprised of interest expense related to the senior secured term loan and equipment financing facility.

Benefit from changes in the fair value of long-term debt

Benefit from changes in the fair value of long-term debt increased $1.1 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 due to fair value measurement of the senior secured term loan for the period ended September 30, 2015. This term loan was entered into in April 2013.

Other income (expense), net

Other income (expense), net increased $3.0 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 and was primarily related to the fair value measurement of the outstanding warrants as of September 30, 2015. This term loan was entered into in April 2013.

Comparison of the nine months ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,		Increase /	% Increase /
	2015	2014	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues:
Product revenues	$135,841	$108,749	$27,092	24.9%
Other revenues	1,603	656	947	144.4
Total revenues	137,444	109,405	28,039	25.6
Cost and expenses:
Cost of product revenues	81,032	55,734	25,298	45.4
Research and development	19,707	12,792	6,915	54.1
Selling, general and administrative	79,195	44,587	34,608	77.6
Total cost and expenses	179,934	113,113	66,821	59.1
Loss from operations	(42,490)	(3,708)	(38,782)	1,045.9
Interest (expense)	(3,391)	(2,947)	(444)	15.1
(Expense) benefit from changes in the fair value of long-term debt	(312)	1,242	(1,554)	(125.1)
Other (expense), net	(1,122)	(993)	(129)	13.0
Net loss	$(47,315)	$(6,406)	$(40,909)	638.6%

Revenues

Revenues increased $28.0 million, or 25.6%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to increased sales of Panorama. Revenues from Panorama increased $23.2 million and revenues from all other products increased $4.8 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, we accessioned greater than 217,000 tests, including greater than 181,000 Panorama tests and greater than 26,000 Horizon carrier screening tests. We recognized revenue on greater than 99,000 tests, including greater than 86,000 Panorama tests and greater than 8,400 Horizon carrier screening tests, in the nine months ended September 30, 2015. Seventy-nine percent of the 99,000 tests, including 80% of the 86,000 Panorama tests and 65% of the 8,400 Horizon carrier screening test were accessioned in the nine months ended September 30, 2015, and the remainder were accessioned in prior periods. During the nine months ended September 30, 2014, we accessioned greater than 156,000 tests, including greater than 135,000 Panorama tests and greater than 9,900 Horizon carrier screening tests. We recognized revenue on greater than 107,000 tests, including greater than 95,000 Panorama tests and greater than 4,700 Horizon carrier screening tests, in the nine months ended September 30, 2014. Ninety-two percent of the 107,000 tests, including 92% of the 95,000 Panorama tests and 77% of the 4,700 Horizon carrier screening tests were accessioned in the nine months ended September 30, 2014, and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because: for certain tests we recognize revenue upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is related to a greater percentage of tests distributed through our direct sales force in the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Revenues from customers outside the United States were $16.0 million and $19.4 million for the nine months ended September 30, 2014 and 2015, respectively.

Cost of product revenues

Cost of product revenues increased $25.3 million, or 45.4%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama tests performed in the nine months ended September 30, 2014 and the nine months ended September 30, 2015. As a percentage of total revenues, cost of product revenues increased from 50.9% for the nine months ended September 30, 2014 to 59.0% for the nine months ended September 30, 2015. Cost of product revenues as a percentage of total revenues increased from 47.8% for the nine months ended December 31, 2014 to 59.0% for the nine months ended September 30, 2015 due to reduced average reimbursement for our Panorama test relating to new Current Procedure Terminology, or CPT, codes coming into effect in January 2015,  to our incurring costs for tests accessioned in advance of recognition of related revenue and an increased proportion of Horizon carrier screening which has a higher average cost per test than Panorama..

Research and development

Research and development expenses increased $6.9 million, or 54.1%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The increase in research and development expenses was primarily attributable to a $3.8 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount as well as a $1.4 million increase in outside services costs, a $0.9 million increase in laboratory expenses, and a $0.7 million increase in office, facilities and other expenses.

Selling, general and administrative

Selling, general and administrative expenses increased $34.6 million, or 77.6%, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to a $23.4 million increase in salaries and personnel‑related costs associated with an increase in general and administrative personnel to support our growth in our direct sales model. Selling, general and administrative expenses reflects the net addition of 203 employees and contractors from September 30, 2014 to September 30, 2015. In addition, we experienced a $4.0 million increase in travel expenses and $1.5 million increase in outside services costs, primary related to consulting fees and legal fees. Marketing expenses increased $1.9 million, office expenses increased $1.5 million, administrative and other expenses increased $1.5 million and facilities expenses increased $0.9 million. As we continue to expand our direct sales force and as we continue to grow as a public company, we expect our selling, general and administrative expenses to continue to increase.

Interest (expense)

Interest (expense) increased $0.4 million, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 and was primarily comprised of interest expense related to the senior secured term loan and equipment financing facility.

(Expense) benefit from changes in the fair value of long-term debt

(Expense) from changes in the fair value of long-term debt changed $1.6 million from a benefit during the nine months ended September 30, 2014 to the nine months ended September 30, 2015 due to fair value measurement of the senior secured term loan for the period ended September 30, 2015. This term loan was entered into in April 2013.

Other (expense), net

Other (expense), net increased $0.1 million from the nine months ended September 30, 2014 to the nine months ended September 30,  2015 and was primarily related to the fair value measurement of the outstanding warrants, slightly offset by other income as of September 30, 2015.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2015, we had a net loss of $47.3 million, and we expect to incur additional losses in future periods. As of September 30, 2015, we had an accumulated deficit of $227.1 million.

To date, we have funded our operations primarily with the net proceeds from sales of our preferred stock and convertible promissory notes, borrowings under our senior secured term loan arrangement with ROS Acquisition Offshore LP, or ROS, our credit facilities with a commercial bank and revenues from operations. We also received $5.7 million of grant income from the National Institutes of Health. As of September 30, 2015, we had $196.2 million of cash and cash equivalents and $1.6 million of restricted cash.

Initial Public Offering

In July 2015, we completed an initial public offering (“IPO”), and subsequently in August 2015, we completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, we sold 10,900,000 shares of common stock at $18.00 per share, which raised $178.5 million in proceeds, net of underwriting discounts, commissions, and offering expenses.

Series F Financing

In November and December 2014, we received $55.5 million in the aggregate from our sale of 4.3 million shares of Series F convertible preferred stock.

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

Our borrowings under the Credit Agreement accrue interest at a rate equal to 8% plus the greater of LIBOR or 1%. We may, at our option, prepay the borrowings by paying ROS a prepayment premium equivalent to ten percent of the outstanding principal. Repayment of the borrowings does not eliminate our royalty payment obligations under the Royalty Agreement, which expires no later than April 2023. Our obligations under the Credit Agreement are secured by substantially all of our assets, including our intellectual property. The Credit Agreement also includes financial covenants requiring us to maintain minimum liquidity and revenue thresholds. As of September 30, 2015, we were in compliance with all covenants under the terms of the Credit Agreement.

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

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. In October 2015, we borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under its senior secured term loan arrangement with ROS Acquisition LP. The payment of $28 million to ROS included $20.0 million in principal, $2.0 million (10% outstanding principal) in prepayment penalty, and $6.0 million royalty payment applied toward the royalty obligation. This terminated the loan, royalty and all associated liens securing the loan. The Line of Credit bears interest at one-month LIBOR plus 0.65%, and presently equals about 0.84% per annum.

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

We may, at our option, prepay the borrowings prior to December 2016 by paying Comerica a prepayment premium equivalent to one percent of the outstanding principal amount. Our obligations under the Equipment Financing Facility are secured by a first lien on specified equipment. As of September 30, 2015, we were in compliance with all material covenants under the terms of the Equipment Financing Facility.

Upon satisfying all of our obligations under our arrangement with ROS, including the Credit Agreement and the Royalty Agreement, our obligations under the Equipment Financing Facility will be secured by substantially all of our assets, including our intellectual property.

In September 2015, we paid off the remaining principal balance of the Equipment Financing Facility.  We made a payment of $4.1 million comprising of principal, interest and administrative fees settling our obligations per the terms of the loan.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash (used in) provided by operating activities	$(33,143)	$362
Cash (used in) investing activities	(32,805)	(6,117)
Cash provided by (used in) financing activities	174,964	(2,423)
Net increase (decrease) in cash	109,016	(8,178)
Cash at beginning of year	87,176	30,496
Cash at end of year	$196,192	$22,318

Cash (Used in) Provided by Operating Activities

Cash (used in) operating activities for the nine months ended September 30, 2015 was $33.1 million. The net loss of $47.3 million reflects non‑cash charges of $4.4 million of depreciation and amortization, $4.9 million of stock compensation expense and a $1.8 million charge from the change in the value of long‑term debt and warrants, $1.3 million impairment on assets, and other non‑cash charges of $0.3 million. The increase in net operating assets of $6.6 million was primarily due to a $1.9 million increase in inventory, an increase in prepaid assets and other current assets of $3.7 million, an increase in accounts receivable of $0.2 million, and an increase in other assets and restricted cash of $0.9 million. Operating liabilities increased by $8.1 million primarily driven by increases in accounts payable of $0.1 million and accrued compensation of $1.6 million, and other accrued liabilities of $6.3 million.

For the nine months ended September 30, 2014, our net cash provided by operating activities of $0.4 million consisted of a net loss of $6.4 million. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $4.1 million, depreciation and amortization expense of $3.7 million, gain from change in fair value of long term debt of $1.2 million, loss from changes in fair value of warrants of $1.0 million and other non-cash charges of $0.2 million. Changes in operating assets and liabilities totaled an increase of $0.9 million which consisted of decreases in accounts payable of $3.8 million, and increases in accounts receivable of $0.4 million, and prepaid and other current assets of $0.4 million. These activities were offset by increases in accrued compensation of $1.8 million and accrued liabilities of $1.8 million.

Cash (Used in) Investing Activities

Cash (used in) investing activities for the nine months ended September 30, 2015 was $32.8 million and was primarily related to $26.4 million of investments and the acquisition of $6.5 million of property and equipment.

Cash (used in) investing activities for the nine months ended September 30, 2014 was $6.1 million and was primarily related to the acquisition of property and equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 was $175.0 million consisting primarily of proceeds from issuance of common stock, net of $180.6 million, proceeds from collection of officer receivable of $0.2 million, which were offset by repayments of the Equipment Financing Facility of $5.9 million.

For the nine months ended September 30, 2014, net cash (used in) financing activities was $2.4 million, consisting of net proceeds from the Equipment Financing Facility of $1.3 million, and proceeds from issuance of common stock of $0.1 million, which was offset by $1.8 million in payments on the Equipment Financing Facility, an increase in deferred costs in connection with the IPO of $1.7 million, and restricted cash of $0.3 million.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Agreement, Royalty Agreement and the Equipment Financing Facility.

The following table summarizes our contractual obligations as of September 30, 2015:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$25,574	$3,130	$3,486	$4,354	$14,604
Long‑term debt(1)	20,000	—	—	20,000	—
Interest on long‑term debt(2)	6,416	1,810	3,620	986	—
Inventory purchase obligations(3)	13,196	13,196	—	—	—
Total	$65,186	$18,136	$7,106	$25,340	$14,604

(1)	Represents amounts payable under our Credit Agreement with ROS Acquisition LP.
(2)

Interest payments on long‑term debt are estimated based on: the outstanding principal balance of the Credit Agreement, which was $20.0 million as of September 30, 2015. The interest rate for borrowings under the Credit Agreement is equal to the greater of LIBOR or 1% per annum plus the applicable margin of 8% per annum or 9% floor on the outstanding Credit Agreement balance plus royalty payments based upon projected revenues. Interest payments for borrowings under the Credit Agreement, in the table above, are estimated using Natera’s September 30, 2015 rate of 9.0%, but excludes royalty payments due to the variability in future revenues.

(3)

Represents material open inventory purchase orders in the aggregate with suppliers as of September 30, 2015, including non-contractual commitments with Illumina, Inc. for $6.8 million, for inventory material used in the laboratory testing process. This $6.8 million represents binding and future minimum purchase obligations with Illumina, Inc. through September 30, 2016.

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

Operating Lease Obligations

As of September 30, 2015, we sub‑lease office facilities under non‑cancelable operating lease agreements. In January 2013, we amended our sublease agreement to expand our corporate headquarters in San Carlos, California. In connection with the amendment, we executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. This sublease expires in October 2016.

In March 2014, we entered into an additional sub‑lease agreement to expand our corporate headquarters with additional office and laboratory space. In connection with the sub-lease, we executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account. The additional sub‑lease expires in January 2017.

In April 2015, we entered into a sub-lease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $62,700 per month. The lease period begins in June 2015 and will terminate in August 2016. In addition, we have paid a security deposit of $125,500.

In September 2015, our subsidiary entered into a long-term lease agreement for lab and office space in Austin, Texas. The lease term is 132 months beginning in December 2015 with monthly payments beginning in December 2016, increasing from $133,000 to $207,500. Per the terms of the lease, the subsidiary has paid a security deposit of $375,000, and the landlord has allotted the subsidiary a refundable allowance for leasehold improvements of up to $7.2 million.

In October 2015, our subsidiary entered into a one year lease agreement for temporary office space in Austin, Texas.  The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month to month basis following the 12th month.  The terms of the lease include a $12,900 security deposit.

In October 2015, we entered into a lease agreement for our corporate headquarters for the lease of two spaces totaling approximately 88,000 square feet through October 5, 2023.  We currently occupy our corporate headquarters pursuant to two subleases with the current primary lessees.  The lease agreement begins in October 2016 at a monthly rent of $0.2 million per month and increase each year thereafter to a maximum of $0.4 million in the final year of the initial term of the Lease.  We are entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for the costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit.

Inventory Purchase Obligations

As of September 30, 2015, we have non‑cancelable contractual commitments with Illumina, Inc. and other material suppliers for approximately $6.8 million and $6.4 million respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations through September 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 0.65%. The LIBOR Rates are variable. Such interest‑bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 4:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On January 6, 2012, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California, alleging that U.S. Patent No. 6,258,540 licensed by Sequenom from Isis Innovation Limited, Inc., or the '540 patent, is invalid, unenforceable and not infringed by us. The '540 patent relates to non-invasive prenatal diagnosis methods. This case was consolidated in the Northern District of California with a case that Sequenom, an affiliate of Sequenom, and Isis brought on January 24, 2012 in the Southern District of California alleging infringement by us and DDC, our distribution partner of our non-invasive paternity test, of certain claims of the '540 patent. Ariosa and Verinata also filed declaratory judgment actions regarding the '540 patent against Sequenom in the Northern District. Sequenom asserted counterclaims of infringement of the '540 patent against both Ariosa and Verinata in those respective cases. All of these cases were designated related cases. On October 30, 2013, the District Court issued an order granting Ariosa's motion for summary judgment in its case against Sequenom, finding that the claims asserted against Ariosa are invalid under 35 U.S.C. §101 for reciting non-patentable subject matter. Many of the claims of the '540 patent asserted against us were invalidated by this order. Subsequently, Sequenom entered into stipulations with Verinata and us conditionally agreeing that the remaining asserted claims of the '540 Patent should be deemed invalid under 35 U.S.C. §101. The Court then entered judgment in favor of Verinata and us in the respective cases in November 2013. Sequenom has appealed all three judgments to the Court of Appeals for the Federal Circuit, or CAFC. The CAFC has consolidated the Ariosa, Verinata and our cases for purposes of appeal, such that the CAFC can make a single ruling on the '540 patent claims that apply to all parties involved. The appellate arguments were heard on November 7, 2014. On December 2, 2014, Sequenom and Verinata settled the pending claims between them. On June 12, 2015, the CAFC affirmed the district court's finding of invalidity with respect to us and Ariosa.  On August 13, 2015, Sequenom requested a rehearing en banc by the full panel of the CAFC, which has been supported by various amicus curiae briefs, and on October 19, 2015, we and Ariosa each filed a response to Sequenom’s request. We intend to continue to vigorously assert our claims and defend against the counterclaims in this lawsuit, but we cannot be certain of the outcome.

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

For the year ended December 31, 2014 and three and nine months ended September 30, 2015, 74%, 84% and 89%, respectively, of Panorama product revenues were a result of orders placed through our direct sales force and international laboratory partners.  Although we derive some revenues from our other products, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. We are in the process of increasing the awareness and adoption of Panorama among laboratories, clinics, clinicians, physicians, payers and patients. Continued and additional market acceptance of Panorama and our and our laboratory partners' ability to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue to grow, physicians may not recommend and order Panorama, and our laboratory partners may not actively or effectively market Panorama. In addition, most third-party reimbursement for Panorama is from payers in the United States, with coverage primarily limited to high-risk pregnancies. Our future success is also dependent on our ability to develop new products in the future, such as in the field of cancer. A reduction in the demand for our current or future tests, or a reduction in the growth of such demand, could be caused by, among other things, lack of customer acceptance, competing technologies and services, regulatory restrictions, lack of sufficient reimbursement by third-party payers for Panorama or decreases in spending on prenatal testing. If the market and our market share fail to grow or grow more slowly than expected, our business, operating results and financial condition will be harmed.

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

•

we have recently expanded our direct sales force in the United States, relying to a much greater extent on our direct sales efforts and our own reimbursement arrangements with payers; this recent rapid growth has placed strains on our ability to adequately train personnel and monitor their compliance with our policies and procedures, and we may not be able to maintain or replicate our former laboratory partners' reimbursement arrangements with payers;

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

•

we may experience increased costs and expenses; for example, we experienced increases in cost of product revenues as a percentage of total revenues in both the three- and nine-month periods ended September 30, 2015 compared to the same period of the prior year, in part as a result of growth in Horizon test volumes;

•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell Panorama or our other tests, including requiring FDA clearance or approval for the sale by our sole suppliers of sequencers, reagents, kits and other consumable products used to perform our prenatal testing; and

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments. Our net loss for the years ended December 31, 2013 and 2014 was $37.1 million and $5.2 million, respectively.  Our net income for the three months ended September 30, 2014 was $3.7 million and our net loss for the nine months ended September 30, 2014 was $6.4 million. Our net loss for the three and nine months ended September 30, 2015 was $17.6 million and $47.3 million, respectively.  As of December 31, 2014 and September 30, 2015, we had an accumulated deficit of $179.8 million and $227.1 million, respectively, including in each case $107.4 million of non-cash interest expense from accretion of convertible notes. Such losses are expected to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future diagnostic solutions, including in the field of cancer. As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industry, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations, and our business may suffer.

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

While we have expanded our U.S. direct sales force to increase our direct sales, a significant element of our commercial strategy remains to establish and leverage relationships with our laboratory partners to sell Panorama and our other products both in the United States and internationally. For example, in prior periods, Quest, Progenity and Bio-Reference Laboratories, Inc. have been important contributors to our sales of Panorama, with Quest and Progenity, our two largest laboratory partners in 2013, accounting for approximately 50% of our revenues from the sale of Panorama in 2013. Both Quest and Progenity terminated their agreements with us in 2014. Each began promoting the NIPT of a different one of our competitors, and Quest currently promotes its own NIPT. As Quest and Progenity have done, other laboratory partners may decide to exercise their termination rights under our contracts, or any laboratory partner that is not bound by obligations of exclusivity or non-competition to us or our products could decide to sell a competing product and may choose to promote such tests in addition to or in lieu of our tests. Moreover, our partners could merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products. For example, Bio-Reference was recently acquired by OPKO Health, Inc. While this acquisition has not impacted, and we do not anticipate that it will impact, our agreement with Bio-Reference, we cannot assure you that this will continue to be the case. If any of our laboratory partners terminate their agreements with us or begin promoting products that compete with ours, or are acquired or otherwise choose to de-prioritize our products in their commercial efforts, we may be unable to replicate the benefits we have received through these relationships with other laboratory partners, which could harm our business, operating results and financial condition.

In addition to the risks of termination, having Panorama and our other products distributed through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could stop selling our products, reduce their marketing efforts in respect of our products, or otherwise breach their agreements with us. Furthermore, our laboratory partners may infringe the intellectual property rights of third parties, misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time consuming and expensive. If our partnerships are not successful, our ability to increase sales of Panorama and our other products and to successfully execute our strategy could be compromised.

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

We compete with numerous companies that develop NIPTs, including Sequenom, Inc., Illumina, Inc., through its Verinata division, Ariosa, Inc., which was acquired by F. Hoffman La-Roche Ltd in 2014, Laboratory Corporation of America Holdings, Counsyl, Inc., Quest, Beijing Genomics Institute, or BGI, and Berry Genomics Co., Ltd. Some of these NIPTs are sold at a lower price than Panorama. As NIPTs gain greater market acceptance, tests and services being offered or developed by these and other companies could cause sales of our tests and services to decline or force us to reduce the cost of Panorama. We  have experienced increased competition, particularly internationally, and our product revenues in the United States as well as internationally remained relatively flat in the three months ended September 30, 2015 compared to the same period in the prior year. We expect additional competition as other established and emerging companies enter the prenatal testing market, including through business combinations, and new tests and technologies are introduced. For example, F. Hoffmann La-Roche acquired Ariosa, Inc. in December 2014. We also compete against companies providing carrier screening tests such as Laboratory Corporation of America Holdings, Counsyl, Inc., Good Start Genetics, Inc., Progenity and Quest. Each of these companies offers comprehensive carrier screening panels, and other laboratories offer carrier screening testing for other diseases, particularly cystic fibrosis. Our products of conception, pre-implantation genetic screening, pre-implantation genetic diagnosis and non-invasive prenatal paternity testing products face competition from various laboratories that offer or seek to offer similar solutions. In addition, our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions. There are currently other companies, such as Guardant Health, Inc. and Personal Genome Diagnostics, Inc., that have developed and are offering commercially in the United States clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, which are the type of cancer diagnostic tests that we are seeking to develop. There are a number of other companies seeking to develop such tests. These current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

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

We cannot be certain that:

•	we will be able to develop any test that meets our desired target product profile in order to address the relevant clinical need or commercial opportunity;
•	any tests that we may enhance or develop will prove to be clinically effective in clinical trials or otherwise;
•	we will be able to obtain necessary regulatory authorizations in a timely manner or at all;
•	any tests that we may enhance or develop will be successfully marketed by us and our laboratory partners or ordered and used by healthcare providers;
•	any tests that we may enhance or develop can be provided at acceptable cost and with appropriate quality;
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

Our cloud-based distribution model may be difficult to implement.

We have only recently begun to deploy our bioinformatics technology for use by other laboratories by making it available through a cloud-based distribution model. Only one partner is currently using the cloud-based model commercially to market its non-invasive prenatal paternity test, and three international partners have commercially launched the cloud-based model for NIPT. Other contracted partners for our cloud-based model are in earlier stages of development and still other potential partners are in the contract negotiation stage. We do not know whether we can build or support this model to scale. The launch of this platform for use in NIPT or oncology is subject to regulatory requirements, and its success is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing a new strategy and platform and is dependent upon the skills, experience and efforts of our management and other employees and our relationship with, and efforts of, our partners. Launching this new cloud-based distribution model involves risks, significant costs and potential liabilities. Among the risks are the following: our ability to execute the strategy in a timely or efficient manner or at all; our and our partners' ability to obtain required regulatory authorizations from the FDA and international regulatory agencies; disruption of our business and distraction of our employees and management; transferring portions of our proprietary technology to third parties that may not take the same security precautions as we do to protect this information; and an inability to achieve anticipated benefits and costs savings, any of which may have an adverse impact on our business and results of operations. We cannot assure you that we will be able to successfully implement the cloud-based distribution model or that implementation will result in benefits or cost savings at the levels that we anticipate or at all.

Our cloud-based distribution model relies on the adoption by clinical laboratories in the United States and around the world of our cloud-based solutions, whereby the laboratory would run its own NIPT molecular testing assays based on our technology or other molecular testing assays in its own facilities and then access our proprietary algorithms through the cloud for the analysis of the assay results. However, we do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume or at all. As of November 2, 2015, we have signed agreements with only 13 partners under our cloud-based distribution model and only three partners have begun commercializing products using this model. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it is uncertain how quickly and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. The rate of adoption of our cloud-based distribution model will depend on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using. Because we do not control the manufacturing and specifications of the NGS equipment, some clinical laboratories may not be able to use this model.

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

Currently, all blood samples that are necessary to perform our tests, except for our non-invasive prenatal paternity test and our carrier screening testing, are sent to our laboratory in San Carlos, California for analysis. Our laboratory is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA. In our laboratory, we perform both the molecular biology and bioinformatics analysis on the samples to produce the results for our tests. As our laboratory partners adopt our cloud-based distribution model whereby outside laboratories perform the molecular biology analysis and we offer our bioinformatics analysis in the cloud on a portion of the tests we sell, we will no longer process these tests in our laboratory. We expect to receive license fees or similar payments for use of our bioinformatics technology, but the revenues per test would be lower than the amount we receive when we perform the entire test ourselves. If the cloud-based distribution model does not lead to a sufficient increase in volume of tests sold to offset the lower revenues per test, our overall revenues will be lower, and our results of operations may be adversely affected.

Our rapid growth and recent substantially increased growth in and dependence on our direct sales force has placed strains on our training and compliance infrastructure.

The percentage of our revenues attributable to our U.S. direct sales for the three months ended September 30, 2015 was 73%, up from 64% for the three months ended September 30, 2014. The percentage of our revenues attributable to our U.S. direct sales for the nine months ended September 30, 2015 was 76%, up from 52% for the nine months ended September 30, 2014. During this period we experienced rapid growth in our sales force and in our billing and marketing personnel. This growth has placed strains on our ability to adequately train personnel and monitor compliance with our policies and procedures. We are taking steps to increase our efforts and implement systems in both of these areas, but we cannot assure you that we will be successful in doing so. Our steps to implement appropriate monitoring of our sales, billing and other personnel is ongoing and we have in the past experienced, and we cannot assure you that we will not in the future experience, situations in which employees fail to adhere to our policies. In particular, we have received three inquiries from non-governmental third-party payers questioning communications of certain of our employees regarding our obligation to seek payment from patients of the unreimbursed portion of a test. Failure by our sales, billing, marketing or other personnel to follow our policies may cause third-party payers to refuse to provide all or any reimbursement for tests accessioned, may cause third-party payers to seek repayment from us of amounts previously reimbursed and harm our ability to secure in-network coverage with third-party payers. Any of the foregoing could adversely affect our revenue, cash flow and financial condition, and reduce our growth prospects.

We rely on third-party data centers to host our cloud-based software, and any interruptions of service or failures may impair the delivery of our cloud-based software and harm our business.

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

We rely on third-party laboratories to perform some of our testing.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA laboratories. A significant portion of our Horizon carrier screening testing is performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform this testing for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in accordance with the standards that we and our customers expect, our ability to provide our Horizon test to customers may be delayed or interrupted. While we expect to have more than one third-party laboratory performing this testing in order to avoid single sourcing, we do not have the ability to perform the entire test ourselves, so we currently do not have an alternative backup if one or more of the third-party laboratories are unable to satisfy our demand for this testing. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of testing capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell the Horizon carrier screening test. Because we cannot ensure these third-party laboratories' actual performance of this testing, the quality of such performance, or the ability of these third-party laboratories to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in performance or to lost revenue from such interruption. Such interruption could lead to the loss of customers through harm to our reputation, and we may be unable to regain those customers in the future. In addition, certain third-party payers that we are under contract with may take the position that sending out this testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing that we outsourced. If any of these events occur, our business, financial condition and results of operations could suffer. Some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. Whether we or our subsidiaries will be able to realize a profit margin on outsourced testing will be determined by the application of those state laws. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

If we are unable to successfully grow revenues for our products in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for our products in addition to Panorama, such as Horizon, Spectrum, and Anora, is uncertain and is subject to risks, including that the adoption and demand for such products may not grow as we expect, we may not be able to demonstrate that our products are equivalent to or superior to competing products, we and our laboratory partners may not be able to maintain and grow effective sales and marketing capabilities, our laboratory partners may choose to more actively or exclusively market tests by competitors, we may experience supply constraints, and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights. If we are not able to increase adoption of and grow revenues for these products, our business and results of operations may be adversely affected.

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

If the results of our clinical studies do not support the use of our tests, particularly in the average-risk pregnancy population or for microdeletions screening, or cannot be replicated in later studies required for regulatory approvals or clearances, our business, financial condition, results of operations and reputation could be adversely affected.

As the healthcare reimbursement system in the United States evolves to place greater emphasis on comparative effectiveness and outcomes data, we cannot predict whether we will have sufficient data, or whether the data we have will be presented to the satisfaction of any payers seeking such data in the process of determining coverage for our tests, particularly in the average-risk pregnancy population for which such data is expected to be of particular interest, or for microdeletions screening tests.

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

In addition, test development, including development of the data necessary to obtain clearance and approval, is time consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates.

If our sole laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not have redundant laboratory facilities, other than third-party laboratories that we employ to perform our Horizon carrier screen testing, and our San Carlos, California laboratory facility is situated near active earthquake fault lines. Our facilities may be harmed or rendered inoperable (or samples could be damaged or destroyed) by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, certain reagents and blood collection tubes are sole sourced. For example, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, along with certain hardware and software, pursuant to a supply agreement that expires in September 2017. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In early 2013, prior to our entering into our agreement with Illumina, Illumina completed its acquisition of Verinata Health Inc., our direct competitor in the NIPT market. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's acquisition of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, including with respect to our ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with the cost of sequencers and related consumables. We also face risk and uncertainty regarding our ability to renew the supply agreement at all or on financial or commercial terms that are attractive or acceptable to us. Our failure to maintain a  continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. While we are continuing to evaluate alternative sequencing platforms for Panorama, we have chosen not to productize our tests on these alternative platforms as they are not as well proven as Illumina's sequencers and Illumina has thus far provided us more favorable commercial terms. In the event that it is in our commercial interest or we are forced to transition sequencing platforms, we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing an alternative platform that is satisfactory for our needs or that we can employ in a commercially sustainable way.

In addition, Streck, Inc. is the sole supplier of the blood collection tubes included in our Panorama test and our non-invasive prenatal paternity test in the United States. The blood collection tubes are intended for research use only and are labeled as RUO. As discussed further in the risk factor entitled “—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck or any of our other suppliers of RUO products, we would be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all.

Transitioning to a new supplier from any of our sole suppliers could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs. Any disruptions to our laboratory performance and ability to deliver our products could adversely affect our business, financial condition, results of operations and reputation. In addition, if we were to obtain a PMA for Panorama, either on our own volition as we are currently in discussions with the FDA regarding a potential PMA for Panorama, or as required by FDA if and when it finalizes the draft LDT guidances, and we subsequently need to modify Panorama because of issues with suppliers described above, the FDA could require us to obtain a PMA supplement prior to making the change, which would require additional time and expense and could impair or delay our commercialization efforts.

Our failure to maintain a  continued supply of such components, or a  supply that meets quality control requirements, particularly in the case of sole suppliers, would materially and adversely harm our business, financial condition, and results of operations. In the event of any adverse developments with these vendors, our product supply may be interrupted, and obtaining substitute components could be difficult or require us to re-design our products or, for any products for which we may obtain approval from the FDA, obtain approval from the FDA to use a new supplier, which would have an adverse impact on our business. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts, including efforts to market and commercialize Panorama. Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet quality control requirements. If the supply of components we receive do not meet quality control standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which recently occurred with respect to a reagent leading to inconclusive readings requiring blood redraws, it may prevent our tests from working properly or at all. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the quality of such components, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers' facilities that causes a loss of manufacturing capacity would heighten the risks that we face.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or failure to provide such information, as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition because the Panorama result was a so-

called false negative. If the resulting baby is born with the condition, the family may file a lawsuit against us claiming product or professional liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate existing agreements and potential partners to seek other partners, any of which could adversely impact our results of operations.

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

The value of Panorama and our other products depends, in part, on our ability to perform the tests on a timely basis and at an exceptionally high quality standard, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel could result in higher costs of processing or an inability to meet market demand. We cannot assure you that we will be able to perform tests on a timely basis at a level consistent with demand, our efforts to scale our commercial operations will not negatively affect the quality of test results, or we will be successful in responding to the growing complexity of our testing operations.

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

As part of our ongoing growth strategy, we intend to continue to expand within and target select international markets to grow our revenues outside the United States. Conducting international operations subjects us to risks, including:

•	uncertain or changing laws, regulatory registration and approval processes associated with Panorama and other current products and future products;
•	uncertain reimbursement by third-party payers;
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

As of December 31, 2014 and September 30, 2015, we had approximately $25.9 million and $20.0 million, respectively, of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available.

We may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations, and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with having indebtedness. In addition, our debt agreements have in the past, and may in the future, contain various restrictive covenants and may be secured by some or all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our most recent private placements of equity securities and other transactions that have occurred over the past three years, or upon our recent initial public offering,  we may have experienced an "ownership change." We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which may not be in our control). As of December 31, 2014, we had federal and state NOL carryforwards of approximately $58.0 million and $40.9 million, respectively, which begin to expire in 2027 and 2017, respectively, if not utilized. We also had federal research and development credit carryforwards of approximately $2.5 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $2.0 million, which can be carried forward indefinitely. All of which could be limited if we experience "ownership changes."

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

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to be our most significant source of payments going forward. In particular, we believe that expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and obtaining a positive coverage decision and favorable reimbursement rates from commercial third-party payers and the Centers for Medicare & Medicaid Services, or CMS, and state reimbursement programs for Panorama will be a necessary element in achieving commercial success. If we are unable to obtain or maintain adequate reimbursement coverage from third-party payers for our existing tests or future tests, our ability to generate revenues would be limited. For example, physicians may be reluctant to order the use of our tests due to the substantial potential cost to the patient if reimbursement coverage is unavailable or if the patient out-of-pocket payment is substantial. Our laboratory partners in the United States will likely decline to market our tests without positive reimbursement decisions from third-party payers. Additionally, in some instances we may not receive positive coverage determinations when we seek third-party payer reimbursement approvals.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful as standards evolve. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason, or we may be required to refund reimbursements already received. As a result, there is significant uncertainty about whether the use of tests, such as Panorama, expanded carrier screening panels, screening for microdeletions, or cell free tumor DNA tests, will be eligible for coverage. There is also a question of whether reimbursement will become available for the average-risk pregnancy population, by third-party payers or, if eligible for coverage, what the reimbursement rates will be for those services and tests.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines and the American College of Medical Genetics, or ACMG, has issued a statement that are supportive of NIPT in average-risk pregnancies, as well as high-risk pregnancies. The American College of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine, or SMFM, issued new guidelines for NIPT on June 26, 2015, stating that conventional screening methods, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies because of the performance of conventional screening methods, the limitations of NIPT performance, and the limited data on cost effectiveness in the average-risk obstetric population, although the guidelines also stated that all women should be informed of NIPT, among other options, including the option of no testing, and any woman may choose NIPT as a screening strategy, regardless of her risk status. The statement that any woman may choose NIPT as a screening strategy, regardless of risk status, is a change from ACOG's prior guidelines on NIPT, which limited NIPT to high risk pregnancies which constituted only roughly 20% of the market. The new guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed, since screening for microdeletions has not been validated in clinical studies, and the sensitivity and specificity of this screening test is uncertain. While we expect that, based on the new ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these patients. Further, while we recently published data on the performance of Panorama for the 22q11.2 deletion syndrome, ACOG and SMFM's advising against screening for microdeletions may have a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until convincing validation data on the sensitivity and specificity of our tests becomes available. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected.

Our strategy to achieve broad third-party coverage is focused on demonstrating the clinical utility and economic benefits of Panorama, including screening for average-risk pregnancies and for microdeletions, and our other tests, engaging with key members of the MFM and OB/GYN community and educating clinicians, but we cannot assure you that we will succeed in any of these areas or that, even if we do succeed, we will receive favorable coverage and reimbursement decisions. In some cases, our tests or their uses with certain populations may be considered experimental by third-party payers and, as a result, such payers may decide not to reimburse for such tests. Currently, most third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. Some third-party payers have also stopped reimbursing for microdeletions screening. In addition, third-party payers may decide to bundle payment for multiple tests, such as carrier screen tests or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate. Third-party payers may also decide to deny payment or recoup payment for testing that they determine to have been not medically necessary or otherwise against their coverage determinations. The risk of recoupment is higher when we are under contract, or in network, with a payer, and that payer has negative coverage determinations for aspects of our tests. For example, one third-party payer recently alleged that it had overpaid $1.88 million to us, which it claimed was an overpayment reflecting the difference between what it paid to us and what it later contended it should have paid based on its fee schedule and coverage determinations. We have reached an amicable settlement with this third-party payer. For more information, see “Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in Note 5 to our Unaudited Interim Condensed Consolidated Financial Statements. To the extent that third-party payers may deny payment or recoup payment for testing that they determine to have been not medically necessary or otherwise against their coverage determinations, reimbursement revenue for our testing could decline.

Furthermore, some of our contracts with third-party payers contain most favored nations provisions, pursuant to which we have agreed that we will not bill the third-party payer more than we bill any other third-party payer. We must therefore monitor and manage our compliance with our contractual requirements with third-party payers, and if we are unable to do so, our revenues could be adversely affected by claims for refunds. These claims could also require the time and attention of our management, and may be a distraction from development of our business.

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

We are aware of policies and practices of our competitors, including privately-funded and publicly-funded companies, to offer patients a set cap on their out-of-pocket responsibility, waive patient responsibility altogether, and, in some cases, to not send patients a bill at all, all of which we believe is not in accordance with third-party payers' policies and, in some cases, not compliant with the law. In contrast, it is our policy not to offer such caps or waivers and to send bills to patients for services rendered. Because of this discrepancy, our offerings may be perceived as less attractive to patients and their healthcare providers, who are concerned about patients having a large financial responsibility for these products. As a result, we believe that our revenues and results of operations have been adversely affected, and may continue to be so affected to the extent such competitors continue such practices.

We have sought to train our sales representatives to appropriately communicate that we do not routinely waive or place a cap on patient responsibility. When we are made aware of a miscommunication of our policy, we take steps to correct the miscommunication and provide additional training to the sales representative. However, our recent rapid growth has placed strains on our ability to adequately train personnel and monitor compliance with our policies and procedures. As a result, and because of attendant confusion caused by others in the industry explicitly offering waivers and caps, some of our sales representatives may have miscommunicated our policy or their communication of our policy of providing discounts for paying promptly may have been misinterpreted by healthcare providers and patients as a routine waiver or cap on the patients' responsibility for their bills. We have received inquiries from non-governmental third-party payers questioning the sufficiency of our efforts to collect payments from patients for the balance of their bills not covered by the payer. We believe we have adequately addressed these concerns as and when they have arisen. We believe that our billing policies, where we do offer discounts, and our collection practices, are compliant with applicable laws and our obligations to these payers. Nonetheless, the aforementioned payer that claimed an overpayment reflecting the difference between what it paid to us and what it later contended it should have paid based on its fee schedule and coverage determinations also mentioned this issue. We resolved this claim amicably. In an effort to clarify that we do not offer waivers or caps on patient obligations, we have recently updated and published our billing policy. In addition, we are continually expanding and strengthening our compliance program and the training of our sales representatives. The payers that have raised questions about our efforts may not be satisfied with our responses and past or current approaches to seeking payment from the patients. These payers may decide to reimburse for our tests at a lower amount or not at all and may seek repayment from us of amounts previously paid to us. If these consequences were to occur, or if other third-party payers raised similar concerns, our financial results could be negatively impacted and our stock price could decline. A third-party payer could bring a legal action seeking reimbursement of previous amounts paid if a payer believed such payments were made in breach of contract, in the case of contracted payers, or were otherwise contrary to law. If the payer were to be successful in proving such reimbursement was in breach of contract or otherwise contrary to law, we could have to make a cash repayment, which could be significant, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

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

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from state Medicaid programs.

Approximately 40% of all births in the United States are to state Medicaid program recipients. Under Medicaid regulations, in order for us to be reimbursed by a state’s Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of September 30, 2015, we are recognized by 36 states as a Medicaid provider. We may not be able to be recognized as a provider by many more Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized, which would limit our ability to bill for our services. In addition, we may face challenges in obtaining reimbursement even when we are recognized as a Medicaid provider. If  Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts will also likely be as low or lower, than the Medicare reimbursement rate.  In some cases, the state Medicaid program’s reimbursement rate for our testing might be zero dollars. In addition, each state’s Medicaid program will have its own coverage determinations related to our testing, and some state Medicaid programs may not provide their recipients with coverage for our testing. Low Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Among the factors complicating our billing of third-party payers are:

•	disparity in coverage among various payers;
•	disparity in information and billing requirements among payers; and
•	incorrect or missing billing information, which is required to be provided by the prescribing health care practitioner.

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

On October 3, 2014, the FDA issued draft guidances outlining its plan to actively regulate LDTs using a risk-based approach. The comment period for the draft guidances closed February 2, 2015. The FDA intends to fully regulate, in a phased-in manner, LDTs that it considers moderate-risk or high-risk, beginning with those within the high-risk category it considers "highest-risk devices." With regard to premarket review, under the proposed guidances, the highest-risk LDTs will be the subject of premarket submissions 12 months after the guidances are finalized. Premarket submission requirements will be phased-in over the following four years for the remaining high-risk LDTs. Then, beginning in year five, moderate-risk LDTs will be required to be the subject of premarket submissions.

Based on our current understanding of the draft guidances, our current tests, including Panorama, would be treated as moderate-risk or high-risk. We do not expect that our current tests will be among the highest-risk devices. The FDA has indicated that high- and moderate-risk LDTs that are on the market if and when the draft guidances are finalized will remain on the market while the FDA reviews the submissions. We do not expect that we will be required to remove any of our current products from the market based on any final guidance if we comply with the requirements outlined in such final guidance.

The FDA's proposed framework in the draft guidances outlines post-market controls, including registration and listing or FDA notification, corrections and removals reporting and adverse event reporting, that would be required of all LDTs except those for forensic (law enforcement) use and certain LDTs for transplantation. For moderate- or high-risk tests, it also would require compliance with the QSR at the time the FDA clears a 510(k) for a test or the laboratory submits a PMA for a test. We would need to comply with these controls, which will be costly and time-consuming, and if we fail to comply we could be subject to enforcement action.

The regulation by the FDA of LDTs remains uncertain. The draft guidances have been the subject of considerable controversy, and it is unclear whether or when the FDA will finalize the guidances, or whether any final guidances would be substantially revised from the draft versions. In addition, Congress may act to provide further direction to the FDA on the regulation of LDTs.

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

Obtaining FDA clearance or approval for diagnostics can be time consuming and uncertain and requires detailed and comprehensive scientific and clinical data. We have informed the FDA of our intent to actively pursue a PMA for Panorama. We cannot assure you that Panorama or any of our other tests for which we pursue or are required to obtain premarket review by the FDA will be cleared or approved on a timely basis, if at all. In addition, if a test has been approved through a PMA, certain changes that we may make to improve the test may need to be approved by the FDA before we can implement them, which could increase the time to roll such changes out to the commercial market. Ongoing compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements, both of which may adversely impact our business and results of operations.

Furthermore, the FDA or the Federal Trade Commission may object to the materials and methods we used to promote the use of our current prenatal tests or other LDTs we may develop in the future, and may initiate enforcement actions against us. Enforcement actions by the FDA may include, among others, untitled or warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future tests, products or services; operating restrictions and partial suspension or total shutdown of production.

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

CMS has adopted a new code set for diagnosis, commonly known as ICD-10, which significantly expands the code set for diagnoses. As required, we implemented the new code set on October 1, 2015. Our failure or the failure of third-party payers or health care practitioners to properly transition to the use of ICD-10 codes within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections. In addition, health care practitioners may fail to provide appropriate codes for ordered tests leading to delays in billing, which could result in increased costs and decreased collection of payment. As a result, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues.

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

We are also required to maintain state licenses to conduct testing in our laboratories. California law establishes standards for the day-to-day operation of our clinical laboratory in San Carlos, California, including the training and skills required of personnel and quality control matters. We maintain a license in good standing with the California Department of Health Services, or DHS. However, we cannot assure you that DHS will at all times find us to be in compliance with all such laws. If our clinical laboratory is out of compliance, DHS may suspend, restrict or revoke the license to operate our clinical laboratory, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially and adversely affect our business.

In addition, our clinical laboratory is required to be licensed by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. We have obtained a license from the DOH for our San Carlos, California laboratory. We cannot assure you that the DOH will at all times find us to be in compliance with applicable laws. If we are found to be out of compliance with New York laboratory requirements, the DOH may suspend, limit, revoke or annul our laboratory's New York license, censure us or assess civil money penalties.

Moreover, several other states require that we hold licenses to test samples from patients in those states. We have obtained licenses from states that we believe require us to do so. From time to time, we may become aware of other states that currently or may in the future require out-of-state laboratories to obtain licensure in order to accept specimens from the state. We cannot assure you that the regulators in each of the states that regulate our laboratory in San Carlos, California will at all times find us to be in compliance with the applicable laws of their respective state. If we are found to be out of compliance with any such state’s laboratory requirements, the state claiming such violation may suspend, limit, revoke or annul our laboratory’s license for that state, censure us, or assess civil monetary penalties. If we become aware of any other state with such requirements, we intend to comply with such requirements.

Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or any failure by us to renew a CLIA certificate, a state license or accreditation, could have a material adverse effect on our business. CMS also has the authority to impose a wide range of sanctions, including revocation of the CLIA certification along with a bar on the ownership or operation of any CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we were to lose our CLIA certification or any required state license, we would not be able to operate our clinical laboratory and offer our testing services, in some or all states or countries, which would materially and adversely impact our business and results of operations.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the HealthCare and Education Affordability Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacts the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways.  Members of Congress have proposed a number of legislative initiatives with respect to the PPACA, including possible repeal of the PPACA; and although the Supreme Court has upheld the constitutionality of certain provisions of the PPACA that have been challenged, at this time it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety.

Currently, under the PPACA, each medical device manufacturer that sells medical devices that are listed with the FDA is required to pay a sales tax in an amount equal to 2.3% of the price at which it sells such medical devices. Although the FDA has contended that clinical LDTs, such as Panorama and our other tests, are medical devices, the FDA has generally exercised its discretion not to regulate such tests at this time, and, as a result, none of our tests are currently listed with the FDA. FDA officials have indicated that a laboratory will not have to pay the tax under the proposed "notification" procedure in one of the two draft guidances. However, the laboratory would have to pay the tax at the time that it lists the test with the FDA. In the FDA's draft guidance on the issue, listing occurs at the time a laboratory submits either a PMA or 510(k) for the test. If the guidance is finalized as currently drafted, the application of this tax to our clinical LDTs could harm our business, financial condition, results of operations, and cash flows, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved by the FDA but which have not been. The tax has from time to time been subject to legislative and executive discussion regarding potential repeal. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015.

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

The federal HIPAA privacy and security regulations, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which was enacted as part of the American Recovery and Reinvestment Act of 2009, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, health care providers, and health care clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

• the circumstances under which the use and disclosure of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and its health care operations activities;

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

Many of the sequencers, reagents, kits and other consumable products used to perform our prenatal testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. Products that are intended for research use only and are labeled as RUO are exempt from compliance with the FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has said it will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. If the FDA were to take enforcement action against any of our suppliers with respect to their RUO products, such action could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business. Additionally, if the FDA were to take enforcement action against RUO suppliers, these suppliers may cease selling RUO products and any inability to obtain an acceptable substitute on commercially reasonable terms or at all could significantly and adversely affect our business, financial condition and results of operations.

The sequencers supplied to us by Illumina and the blood collection tubes supplied to us by Streck   are RUO in the United States. If the FDA were to require clearance or approval for the sale of Illumina's sequencers and if Illumina does not obtain such clearance or approval, or if the FDA were to find that any of our suppliers failed to comply with applicable requirements, we would have to find an alternative sequencing platform for Panorama. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations could be adversely affected. Similarly, a decision by the FDA to require clearance or approval for the sale by Streck of the blood collection tubes used for Panorama could result in interruptions in our ability to supply our products to the market and adversely affect our operations.

Certain reagents are also obtained from sole suppliers and are offered for sale as ASRs. ASRs consist of single reagents or primer pairs, which are intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. ASRs are medical devices, but most are exempt from the 510(k) and PMA premarket review processes. As medical devices, ASRs have to comply with the QSR provisions and other device requirements. In 2007, the FDA issued a Guidance Document which clarified and narrowed the scope of products that are considered ASRs. The FDA could disagree with a supplier's assessment that the reagents are ASRs, and could require the supplier to seek clearance or approval for the reagents. If the FDA were to require clearance or approval for the reagents, certain of our suppliers may cease selling the reagents and any inability to obtain an acceptable substitute on commercially reasonable terms or at all could significantly and adversely affect our business, financial condition and results of operations. Furthermore, if and to the extent that we begin to supply reagents that are RUO, we would also be subject to the regulatory risks described above.

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

Our success and ability to compete depend, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of September 30, 2015, we  held nine issued and over 100 pending patent applications in the United States and internationally.  We intend to continue to file and actively pursue patent applications as we develop new products and technologies. Our ability to prevent third parties from making, using, selling, offering to sell or importing our products or product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. However, the patent positions of diagnostic companies, including ours, can be highly uncertain and involve complex legal and factual questions. Please see the risk factor entitled “Developments or uncertainty in the patent statute, patent case law or patent office rules and regulations may impact the scope and validity of our patent rights.”  The patent situation in the genetic diagnostics industry outside the United States is also uncertain. This uncertainty may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. Therefore, we cannot assure you that any current or future patent applications will result in the issuance of patents that will protect our products or provide us with any competitive advantage.

Our patent procurement and enforcement positions are subject to numerous additional risks, including the following:

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
•

we cannot assure you that our patents would be declared by a court to be valid and enforceable or that we would be successful in any patent infringement action by us against a competitor with respect to its technology or product;

•

our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the USPTO or its foreign counterparts, and may ultimately be declared invalid or unenforceable, or narrowed in scope;

•

our competitors or others may have filed, and may in the future file, conflicting patent claims covering technology similar or identical to ours. The costs associated with challenging conflicting patent claims could be substantial, and it is possible that our efforts would be unsuccessful and may result in a loss of our patent position and the issuance or validation of the competing claims. Should such competing claims cover our technology, we could be required to obtain rights to those claims at substantial cost;

•

there may be prior art of which we are not aware that may affect the validity of a patent claim. There also may be prior art of which we are aware that we do not believe affects the validity or enforceability of a claim, but which may nonetheless ultimately be found to do so;

•

third parties may develop products which have the same or similar effect as our products without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or impede our efforts;

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

Any of these factors could adversely affect our ability to obtain commercially relevant or competitively advantageous patent protection for our products.

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

Our pending trademark applications in the United States and in other foreign jurisdictions where we may file may not be allowed or may subsequently be opposed. Our applications to register the "Natera," "Panorama," "Powered by SNPs," "Prenatus," "Spectrum" and "Anora" trademarks have been allowed and/or have proceeded to registration in the United States. We have certain other trademark applications pending in the United States and abroad, but we cannot assure you that these applications will be allowed and not opposed. Even if these applications result in registration of trademarks, third parties may challenge our use or registration of these trademarks in the future. Other companies in the medical diagnostics space may be using trademarks that are similar to ours and may in the future allege that the use of our trademarks in connection with our tests infringes or otherwise violates their trademarks. In addition, failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect our trademarks and impede our marketing efforts in the countries in which we operate. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce, including the proprietary algorithms and biochemistry that we use to analyze DNA sequences and genetic information as part of Panorama and our other products. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements. However, we cannot assure you that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. We also cannot assure you that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot assure you that any of our employees, consultants, contract personnel, or collaborators, either accidentally or through willful misconduct, will not cause serious damage to our programs and our strategy, for example by disclosing important trade secrets, know-how or proprietary information to our competitors.

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

We are currently involved in patent litigation with Sequenom relating to Panorama, and an adverse result could harm our business and results of operations.

We are currently involved in patent litigation with Sequenom. An adverse ruling in this proceeding could require us to pay damages (including treble damages), attorneys' fees, costs and expenses, or license fees, any of which could adversely affect our ability to offer Panorama, our ability to continue operations and our financial condition. For more information on our current legal and regulatory proceedings, see "Item 1—Legal Proceedings." We may also in the future be involved with other litigation or patent office actions with the same or other third parties. We expect that the number of such claims may increase as the number of products and the level of competition in our industry segments grows.

Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or future licensing fees or otherwise limit our ability to commercialize our products, which could have a material adverse effect on our business.

We operate in a crowded technology area in which multiple third parties own or control potentially relevant intellectual property, including patents. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and target markets. Third parties, including our competitors, may assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. In addition, our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our products infringes these patents.

We have in the past been, and may in the future be, subject to proceedings or claims alleging that we have directly or indirectly infringed, misappropriated or otherwise violated the intellectual property or other rights of others, or that our patents, trademarks or other rights are invalid. Some of these claims may lead to litigation. As described above, we are currently involved in patent litigation with Sequenom. The number of such claims may increase as the number of products and the level of competition in our industry segments grows, and we cannot assure you that we will prevail in any such actions.

Moreover, the Supreme Court has addressed patent eligibility in three cases in the past few years. Please see the risk factor entitled “Developments or uncertainty in the patent statute, patent case law or USPTO patent office rules and regulations may impact the scope and validity of our patent rights and the competitive patent positions of others.” Although the Supreme Court held in one of the cases, Association for Molecular Pathology v. Myriad Genetics, Inc., that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or pay to obtain license to one or more of these patents. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages and ongoing royalties, or to obtain licenses from third parties, or be subjected to an injunction that would prevent us from utilizing the patented subject matter. We may not be able to obtain licenses on acceptable terms, if at all. Any of these or other adverse outcomes could materially and adversely affect our ability to offer our tests, which would have a material adverse effect on our business.

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may have significantly stronger, larger and/or more mature patent portfolios than we have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties.

We could incur substantial costs and divert the attention of our management and technical personnel in defending against any claims of infringement. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a claim of infringement against us, we may be required to pay damages and ongoing royalties, elect to obtain one or more licenses from third parties, or be prohibited from selling certain products, or otherwise require us to make changes in our operating procedures that would be costly to implement. We may not be able to obtain these licenses on acceptable terms, if at all. We could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our financial results. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. The defense of any lawsuit or failure to obtain any required licenses could prevent us from commercializing products, and a prohibition on selling any of our products could materially affect our business and our ability to gain market acceptance for our products.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during the discovery process. In addition, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a substantial adverse effect on the market price of our common stock.

In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties if we determine it to be in the best interests of our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, or financial condition.

Our intellectual property may be infringed upon by a third party.

Third parties may infringe one or more of our patents, trademarks or other intellectual property rights. We cannot predict if, when or where a third party may infringe our intellectual property rights. To counter infringement, we may be required to file infringement lawsuits, which can be expensive and time consuming. We cannot assure you that we would be successful in proving in a court of law that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing our intellectual property rights, we cannot assure you that we would be successful in halting their infringing activities, or that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party on terms less profitable or otherwise commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. We may not become aware of a third-party infringer in a timely manner or at all, thereby possibly losing the ability to be compensated for any harm to our business, or the third-party infringer may be operating in a foreign country and difficult to locate and/or where the intellectual property laws may be more difficult to enforce. Some third-party infringers may have substantially greater resources than us and may be able to sustain the costs of complex infringement litigation more effectively than we can. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of our development, manufacture or sale of some of our products. A product produced and sold by a third-party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits.

Developments or uncertainty in the patent statute, patent case law or patent office rules and regulations may impact the scope and validity of our patent rights and the competitive patent positions of others.

Our patent rights have been and may continue to be affected by developments or uncertainty in the patent statute, patent case law or patent office rules and regulations. For example, the patent position of companies engaged in the development and commercialization of diagnostic tests are particularly uncertain. Three cases involving diagnostic method claims, "gene patents," and analytical tools have been decided by the Supreme Court in the past few years. In March 2012, the Supreme Court held in Mayo Collaborative Services v. Prometheus Laboratories, Inc.,  that the addition of well-understood, routine or conventional activity such as "administering" or "determining" steps, such as measuring a natural metabolic product in a patient to optimize a drug dosage amount, was not enough to transform an otherwise patent ineligible natural phenomenon into patent eligible subject matter. In June 2013, the Supreme Court held in Association for Molecular Pathology v. Myriad Genetics, Inc., that isolated segments of naturally occurring DNA is not patent eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent eligible. In June 2014, the Supreme Court held in Alice Corp. v. CLS Bank Int'l that implementation of an otherwise abstract idea on a computer was not enough by itself to make the idea patent-eligible. The USPTO issued interim and updated guidance memoranda in December 2014 and July 2015, respectively, to patent examiners for subject matter eligibility analysis of all claims involving a judicial exception (i.e., laws of nature/natural principles, natural phenomena and/or natural products, and abstract ideas). This guidance is not final, and may change in light of future developments in the case law and in response to public feedback. The comment period for this guidance closed October 28, 2015. While this guidance can inform decision-making at the USPTO, federal courts are not bound by this guidance.

We cannot assure you that our efforts to seek patent protection for our technology and products will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO or the patent offices of other countries.

The claims of our patent applications may therefore fail to issue, or if they do issue, may subsequently be challenged or invalidated, on the grounds that they include subject matter that is not patent-eligible based on the Supreme Court's rulings in these cases.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or diagnostic companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or willfully used or disclosed confidential information of our employees' former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims, and if we are unsuccessful, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

We will continue to incur significantly increased costs and devote substantial management time as a result of being a public company.

As a public company, we have, and will continue to, incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. Our management and other personnel have little experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act. We hired, and we expect that we will need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. Also, as a public company it is more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

Subject to certain exceptions, we and all of our directors and officers and substantially all of our stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock until December 29, 2015. Subject to certain limitations, approximately 39,050,494 shares, based on holdings as of September 30, 2015, will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could adversely affect the trading price of our common stock. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock‑up agreements prior to the expiration of the lock‑up period. Sales of a substantial number of such shares upon expiration of the lock-up period, or the perception that such sales may occur, or early release of the lock‑up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

As of September 30, 2015, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 50.8% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold from April 1, 2015 through September 30, 2015, giving effect to a 1-for-1.63 reverse stock split of our capital stock that was effected on June 19, 2015.

On July 1, 2015, our directors, officers or employees exercised approximately 15,084 options to purchase shares of our common stock pursuant to options granted under our 2007 Amended and Restated Stock Plan. On July 2, 2015, we filed a registration statement on Form S-8 with respect to our 2007 Amended and Restated Stock Plan and our 2015 Equity Incentive Plan.

(b)Use of Proceeds

On July 1, 2015, we consummated our initial public offering of 10,000,000 shares of our common stock at a public offering price of $18.00 per share. Subsequently on August 5, 2015, we completed the sale of 900,000 additional shares upon exercise of the underwriters’ over-allotment option. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204622), which was declared effective by the SEC on July 1, 2015. There have been no material changes in our planned use of proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act.

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

NATERA, INC.

Date: November 13, 2015	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Herm Rosenman
	Name:	Herm Rosenman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
10.1	Amended Compensation Program for Non-Employee Directors.					X
10.2	UBS Credit Line Agreement, dated September 23, 2015, as amended.					X
10.3	Natera, Inc. Management Cash Incentive Plan.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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