Form 10-K
period 2015-12-31
Natera, Inc.
filed 2016-03-24
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ◻ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2015, based on the closing price of $22.74 per share as reported on the NASDAQ was approximately $0.6 billion. The registrant has elected to use July 2, 2015 as the calculation date, which was the initial trading date of the Registrant’s common stock on the NASDAQ public market, because on June 30, 2015 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company.

As of February 29, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 50,852,374.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2016. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

Natera, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in "Risk Factors" and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama;

•	our ability to increase demand for Panorama, expand geographically, and obtain favorable coverage and reimbursement determinations from third-party payers;

•	our reliance on our partners to market and offer Panorama in the United States and in international markets;

•

our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	our ability to successfully expand our product offerings to include cancer-related and other diagnostic tests;

•	competition in the markets we serve;

•	our expectations of the reliability, accuracy, and performance of Panorama;

•	our expectations of the benefits to patients, providers, and payers of Panorama;

•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;

•	our ability to operate our laboratory facility and meet expected demand;

•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of replacement laboratory instruments and materials;

•	our expectations of the rate of adoption of Panorama and of any of our future tests by laboratories, clinics, clinicians, payers, and patients;

•	our ability to publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests;

•	our ability to successfully implement our cloud-based distribution model;

•	our ability to develop additional revenue opportunities through new tests, including in the field of cancer diagnostics;

•	the scope of protection we establish and maintain for intellectual property rights covering Panorama and any other test we may develop;

•	our estimates regarding our costs and risks associated with our international operations and international expansion;

•	our ability to retain and recruit key personnel;

•	our reliance on our direct sales efforts;

•	our expectations regarding acquisitions and strategic operations;

•	our ability to fund our working capital requirements;

•	our compliance with federal, state, and foreign regulatory requirements;

•	the factors that may impact our financial results; and

•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this annual report on Form 10-K, the terms “Natera”, “Registrant”, “we”, “us”, and “our” mean Natera, Inc. and its subsidiaries unless the context indicates otherwise.

PART I

Item 1.BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best-in-class accuracy and coverage. Our technology has been proven clinically and commercially in the prenatal testing space. We believe this success can be translated into the liquid biopsy space, and we are developing products for a number of oncology applications. In addition to our direct sales force in the United States, we have a global network of approximately 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology with our introduction of a global cloud-based distribution model. We have launched seven molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. In March 2013, we launched Panorama, our non-invasive prenatal test, or NIPT. Panorama represented approximately 73% of our revenues, with over 254,000 Panorama tests accessioned, during the year ended December 31, 2015. Our revenues have grown to $190.4 million in 2015 from $159.3 million in 2014 and from $55.2 million in 2013. Our net losses increased to $70.3 million in 2015 from $5.2 million in 2014 which was a decrease from $37.1 million in 2013.

Our focus is on determining the likelihood of a wide range of genetic conditions. Genetic inheritance is conveyed through a naturally occurring information storage system known as deoxyribonucleic acid, or DNA. DNA stores information in a linear sequence of the chemical bases adenine, cytosine, guanine and thymine, represented by the symbols A, C, G, and T. Billions of bases of A, C, G, and T link together inside living cells to form the genome, which can be read like a code or a molecular blueprint for life. While differences in the specific sequence and structure of this code drive biological diversity, certain variations can also cause disease. Examples of genetic diversity include copy number variations, or CNVs, and single nucleotide variants, or SNVs. A CNV is a genetic mutation in which relatively large regions of the genome have been deleted or duplicated, and an SNV is a mutation where a single base has changed. When single base changes are common in the population, that position on the chromosome, or loci, is called a single nucleotide polymorphism, or SNP. When genetic variations are a cause of disease, such as Down syndrome or breast cancer, detecting them within the patient's tissue or body fluid sample can enable diagnosis and treatment. Our goal is to develop and commercialize non- or minimally-invasive tests for the highly reliable detection of variations covering a broad set of diseases. We have first applied our technology to prenatal testing, and we are leveraging our core expertise to develop blood-based diagnostic tests for cancer.

In both prenatal testing and oncology, the use of blood-based diagnostic tests offers significant advantages over older methods, but the significant technological challenge is that such testing requires the measurement of very small amounts of relevant genetic material circulating within a much larger blood sample. Our approach combines proprietary molecular biology and computational techniques to measure genomic variations in tiny amounts of DNA, as small as a single cell. Our molecular biology techniques are based on measuring thousands of SNPs simultaneously using massively multiplexed polymerase chain reaction, or mmPCR, to multiplex, or target, over 20,000 regions of the genome simultaneously in a single test reaction. Our method avoids losing molecules by splitting the sample into separate reaction tubes, so that all relevant variants can be detected. We believe our approach represents a fundamental advance in molecular biology. This approach is distinct from the approach employed with other commercially available NIPTs, which use first-generation “quantitative”, or counting, methods to compare the relative number of sequence reads from a chromosome of interest to a reference chromosome. Based on extensive data published in the journals Obstetrics & Gynecology, the American Journal of Obstetrics & Gynecology, and Prenatal Diagnosis, we believe Panorama is the most accurate NIPT commercially available in the United States.

To make sense of this deep and rich set of biological data and deliver a diagnosis, we have developed computationally intensive algorithms that combine the data generated by mmPCR with the ever-expanding set of publicly available data on genetic variations. Our technology is compatible with standard equipment used globally and a range of NGS platforms, and we have optimized our algorithms to enable laboratories around the world to run diagnostic tests locally and access our algorithms in the cloud.

We believe that our mmPCR technology and proprietary algorithms, which have been proven in the context of non-invasive prenatal testing, can be a powerful tool in oncology applications such as therapy monitoring, recurrence monitoring and early detection screening. In oncology, we have demonstrated our ability to detect both CNVs and SNVs from very low concentrations of tumor DNA circulating in a blood sample, or ctDNA. Because lung, ovarian and breast cancer are driven, to varying degrees, by a combination of CNVs, SNVs and gene fusions, which are abnormalities in which DNA segments from two different genes are exchanged, forming one fused gene, we believe that our approach is well-suited for therapy selection, recurrence monitoring and early detection for these cancers.

Our Solution

Our technologies allow us to achieve a high signal to noise ratio when detecting fragments of DNA from samples as small as a single cell, which allows us to deliver screening tests with differentiated specificity, sensitivity, and coverage. From a single blood draw, our current commercial tests assess the risk of a broad range of conditions, which we refer to as "coverage," including common fetal aneuploidies, microdeletions, triploidy, and inherited genetic conditions that could be passed on from parent to child. We sell our tests directly and partner with other clinical laboratories to distribute our tests globally. Currently, all of our products other than our Constellation cloud software product are laboratory developed tests, or LDTs, which are tests that are designed, developed, validated and used within a single laboratory, and we perform commercial testing in our CLIA-certified laboratory.

Our proprietary innovations in both molecular biology and bioinformatics drive performance of our current prenatal genetic tests and our development pipeline. Our mmPCR technology optimizes the behavior of primers in a reaction to generate a high-resolution measurement of thousands of DNA loci in patient samples. As a result, we can capture mutations from a single DNA fragment within a large background of extraneous DNA found in a patient's blood sample. We believe our molecular technology has the potential to enable a broad range of applications in prenatal diagnostics and cancer. For example, the ability to target primers in a specific area of chromosome 22 allows our prenatal microdeletions panel to assess the risk of 22q11.2 deletion syndrome, which is caused by the deletion of a small piece of chromosome 22 and, if identified during pregnancy, can be treated with early intervention at the time of birth to avoid seizures and reduce cognitive impairment, with demonstrated higher sensitivity and specificity than other commercially available tests.

An illustration of the resolution that can be achieved with our mmPCR capability is provided below. The figures display data from our approximately 20,000 primer mmPCR assay, where each assay targets one SNP. On the left, the assay is applied to a large genomic DNA sample from a child. On the right, the assay is applied to a single cell from the same child. Each dot represents data from a particular SNP location on a chromosome. The assay measures the amount of each of the two possible sequences of nucleotides, or alleles, at each SNP. The plots below show the relative proportion of the two alleles, plotted along the vertical axis, for each of the approximately 20,000 SNPs, arranged sequentially along the vertical axis. The two alleles are arbitrarily labeled A and B, and each dot is colored according to the allelic contribution of the mother—red (A) or blue (B). Those SNPs where both copies of DNA in the child contain only the A allele are red and are found at the very top of the plot, and those SNPs where both copies of DNA in the child contain only the B allele are blue and are found at the very bottom of the plot. The SNPs where the fetus contains at least one copy of the A allele and one copy of the B allele are found near the center of the plot. The four vertical bars separated by dotted lines display data from chromosomes 13, 18, 21 and X. For chromosomes 13, 18 and X, the middle band is centered on 0.5; which indicates that for those SNPs, the child has one copy of the A allele and one copy of a B allele (and therefore a relative proportion of 0.5), and, therefore, has the right number of chromosomes—two. In this sample, an additional chromosome is present at chromosome 21, which indicates the presence of trisomy 21. For chromosome 21, the bands centered at 0.33 and 0.66 signal the additional nucleotides contributed by the mother. The band centered at 0.33 represents SNPs where the child has two copies of the B allele and one copy of the A allele, and the band centered at 0.66 represents SNPs where the child has two copies of the A allele and one copy of the B allele. The assay clearly quantifies the difference between single molecules of a particular allele at each SNP. The images demonstrate our ability to derive actionable information from tiny quantities of DNA, as the data from a single cell in the image on the right is nearly as informative as the data from a large genomic sample in the image on the left.

Our bioinformatics technology complements our molecular technology to deliver a risk assessment with high sensitivity and specificity. We use proprietary statistical techniques to combine the measurements of our molecular assays with our internal databases and the vast and growing sources of publicly available genomic information to build highly detailed models of the genome of interest. This process includes the use of a statistical technique known as maximum likelihood estimation, or MLE, which is widely used in other industries, such as in the conversion of a noisy transmitted analog communications signal to a digital format. However, it is computationally complex to leverage this technique to combine genomic information from the patient's sample and information from the databases of the broader scientific community. We have issued U.S. patents claiming methods to do so and pending applications in the United States and abroad. We also maintain trade secrets on our processes and practices. Our proprietary solution using MLE enables us to continuously improve the performance of our existing tests and efficiently develop new ones. As our patient volumes grow, our internal database of samples with genetic mutations and corresponding clinical outcomes further enhances our ability to interpret the clinical significance of complex genetic mutations. As the genomic data from the scientific community, such as from the Cosmic Database and the Cancer Genome Atlas, becomes richer, we can seamlessly integrate new clinical knowledge into our bioinformatics algorithm, driving further improvement in our tests.

Panorama

We launched our Panorama NIPT in 2013 and our microdeletions panel for Panorama in 2014. Panorama demonstrates the capabilities of our technology by employing our fundamentally unique approach of simultaneously measuring thousands of SNPs in a single test reaction to identify genetic variations in fetal DNA with a high degree of specificity and sensitivity.

Panorama helps physicians assess fetal genetic abnormalities by non-invasive screening for fetal chromosomal abnormalities, including Down syndrome, Edwards syndrome, Patau syndrome, Turner syndrome and triploidy, which often result in intellectual disability, severe organ abnormalities and death of the fetus. Panorama can also identify fetal sex. Panorama is performed on a maternal blood sample, and can be performed as early as nine weeks into a pregnancy, which is significantly earlier than traditional methods, such as serum protein measurement where doctors measure the presence and amount of certain hormones in the blood. Panorama starts with a simple blood draw from the mother, either in a doctor's office, in a laboratory or through a phlebotomist that may travel to the patient. Currently, all samples are then sent to our CLIA-certified laboratory in California. We extract DNA from each sample, amplify the specific SNPs that we are interested in measuring and then sequence the DNA using NGS. Using our proprietary bioinformatics technology, we analyze the DNA sequences to assess the state of the fetal genome, focusing on the SNP data, while incorporating public information from the Human Genome Project. Our bioinformatics algorithm builds billions of detailed models of the potential genetic state of the sample to determine the most likely diagnosis. After Panorama generates its result, we provide the doctor or the laboratory with a simple report showing the risk that abnormalities are present in the fetus. Approximately 97% of Panorama results currently are delivered within seven calendar days after we receive the blood sample, and approximately 99% currently are delivered within ten calendar days.

The analytic and clinical validity of our technology demonstrated in Panorama and our other products has been described in multiple peer-reviewed publications, including the journals Science, Human Reproduction,  Molecular Human Reproduction,  Fertility and Sterility,  PLOS ONE,  Genetics in Medicine,  Prenatal Diagnosis,  Fetal Diagnosis and Therapy,  Obstetrics & Gynecology,  Genome Medicine, and American Journal of Obstetrics & Gynecology. Based on data published in Prenatal Diagnosis,  Fetal Diagnosis and Therapy and Obstetrics & Gynecology, Panorama demonstrated greater than 99% overall sensitivity for aneuploidies on chromosomes 13, 18 and 21 and triploidy and specificity of greater than 99.9% (less than 0.1% false positive rate) for each disorder, which we believe makes it overall the most accurate NIPT commercially available in the United States. A paper published in the August 2014 issue of Obstetrics & Gynecology reported that Panorama had a statistically significant lower false positive rate than other NIPT methods practiced by our U.S. competitors. Based on data published in Obstetrics & Gynecology,  Prenatal Diagnosis, and American Journal of Obstetrics & Gynecology, we have also demonstrated the ability to identify fetal sex more accurately than competing NIPTs. This is partially a result of Panorama's unique ability to detect a vanishing twin, which is a known driver of fetal sex errors with quantitative methods used by our competitors. The October 2014 issue of the American Journal of Obstetrics & Gynecology noted that the ability of Panorama to identify additional fetal haplotypes is expected to result in fewer false positive calls and prevent incorrect fetal sex calls. A recent study reporting on the use of Panorama in over 30,000 women, published in the American Journal of Obstetrics & Gynecology, supported the use of NIPT as a first-line screening test for aneuploidy.

We believe Panorama's specificity and sensitivity can give patients and their physicians a greater degree of comfort in choosing to forego unnecessary confirmatory invasive procedures, lowering the total cost to the healthcare system of these procedures and limiting the resulting risk of spontaneous miscarriage associated with invasive procedures.

Our Panorama microdeletions panel screens for five of the most common genetic diseases caused by microdeletions – 22q11.2 deletion syndrome (Di George syndrome), 1p36 deletion, Angelman syndrome, Cri-du-chat syndrome and Prader-Willi syndrome. Microdeletions are missing sub-chromosomal pieces of DNA, which can have serious health implications depending on the location of the deletion. Based on data published in Prenatal Diagnosis and American Journal of Obstetrics & Gynecology, the combined prevalence of these targeted microdeletions is approximately one in 1,000 pregnancies, which collectively makes them more common than Down syndrome for women younger than approximately 29 years of age. Unlike Down syndrome, where the risk increases with maternal age, the risk of these five microdeletions is independent of maternal age. Diseases caused by microdeletions are often not detected via common screening techniques such as ultrasound or hormone-based screening, yet the presence of a microdeletion can critically impact postnatal treatment. For example, when learning prior to the birth of a newborn with 22q11.2 deletion syndrome, or DiGeorge syndrome, doctors will know to deliver calcium to the infant to avoid seizures and permanent cognitive impairment and will know to avoid administering routine vaccinations due to the immunodeficiency frequently associated with this condition.

Panorama has demonstrated best-in-class performance screening for microdeletions. In validation studies, Panorama achieved sensitivity greater than 95% for deletions of approximately 2.9Mb for the 22q11.2 deletion syndrome and has been validated to perform at low fetal fractions, which refers to the percentage of fetal, as opposed to maternal, DNA in a maternal plasma sample. Based on data published in the January 2016 issue of Ultrasound in Obstetrics & Gynecology, Panorama demonstrated a PPV of 18% and false positive rate of 0.38% for 22q11.2 deletion syndrome. The Panorama microdeletions panel has conditional approval from the New York State Department of Health.

The graph below summarizes the incidence of genetic diseases for which prenatal screening is relatively common, as well as the incidence of genetic diseases caused by microdeletions that are screened by the Panorama microdeletions panel. Incidence rates are higher than that of many commonly tested disorders, such as cystic fibrosis and spinal muscular atrophy. We estimate that triploidy and the aneuploidy and microdeletion conditions that we screen for combined are more than three times as prevalent in the general population as the three most common autosomal aneuploidies, trisomies 13 (Patau syndrome), 18 (Edwards syndrome), and 21 (Down syndrome), alone.

Incidence out of 100,000 Births[1]
150
100
50
0
125
83[2]
40
20
20
17
13
10
8
5
4
Commonly Screened Disorders
Panorama Microdeletions Panel
T21
22q11.2 Deletion
Cystic Fibrosis
Fragile X
1p36 Deletion
SMA
T18
Prader-Willi
Ange Iman
Cri-du-chat
T13

1. Hall. Panorama ™ Non-invasive Prenatal Screening for Microdeletion Syndromes. 2013.
2. Gross, et al. Clinical experience with single-nucleotide polymorphism-based non-invasive prenatal screening for 22q11.2 deletion syndrome. Ultrasound Ob Gyn, 2016.

The graph below demonstrates how the relative incidence of Down syndrome and genetic diseases caused by the microdeletions screened for by the Panorama microdeletions panel varies with maternal age.

Prevalence: Incidence Does Not Change with Age[3]

Incidence at Birth
1/500
1/1000
Panorama Microdeletions Panel1,3
1/1500
Down Syndrome2
1/2000
20
22
24
26
28
30
32
Maternal Age

1. Grati, F., et al. Prevalence of recurrent pathogenic microdeletions and microduplications in over 9,500 pregnancies. Prenatal Diagnosis, 2015.
2. Snijders, RJ. Maternal age and gestational age-specific risk for chromosomal defects. Fetal Diagn Ther, 1995.
3. Hall. Panorama ™ Non-invasive Prenatal Screening for Microdeletion Syndromes. 2013.

Because the microdeletions that we screen for are more common at birth than fetal aneuploidies for children born to younger women, and based on the performance of Panorama on microdeletions, we believe our microdeletions testing capability will be a significant driver of Panorama adoption in all risk categories, including those who are traditionally considered average-risk. We intend to continue to work closely with physicians, medical societies, payers, patient advocacy groups such as the International 22q11.2 Deletion Syndrome Foundation, Inc., and our laboratory partners to demonstrate that Panorama's sensitivity and specificity across a range of chromosomal abnormalities and superior false positive rates, coupled with disease coverage for conditions in which prevalence does not vary with maternal age, represent a compelling case for broad adoption in the average-risk population.

In 2015, we implemented various updates to both the molecular and bioinformatics portions of Panorama, which reduced the cost of running Panorama and further improved its performance. Our updates increased the sensitivity of the test, allowing it to run with lower fetal fraction input and therefore requiring less frequent redraws. We were also able to decrease the redraw rate independent of the presence of a paternal sample from a cheek, or buccal, swab, which we expect will result in improved ease of use for clinics as well as lower redraw rates, while maintaining the same overall sensitivity and specificity of the test. In validation studies, the new process demonstrated overall specificity of 100% and sensitivity of 99.5%, including sensitivity of 99.4% for Down syndrome and 100% for Edwards, Patau and Turner's syndromes and triploidy. In addition, validation data of the new methods supports the conclusion that these improvements will meaningfully improve the ability of Panorama to achieve a reportable result despite low fetal fraction.

Panorama's commercial performance has been consistent with our initial validation data. Data published in the American Journal of Obstetrics & Gynecology on 28,739 commercial cases of Panorama that were screened for trisomy

21, trisomy 18, trisomy 13 and monosomy X demonstrated per indication sensitivities between 97.3% and 100%, and specificities of greater than 99.9%, for all indications. We believe Panorama's performance in commercial practice represents a significant improvement over first-generation NIPTs that rely on quantitative methods. Because Panorama does not require a reference chromosome, it is uniquely able to detect triploidy as well as full molar pregnancies. Panorama’s ability to differentiate between maternal and fetal DNA also allows Panorama to identify the presence of a vanishing twin, as well as maternal abnormalities, which have been shown in multiple studies to lead to false positives when using quantitative methods, particularly in the sex chromosomes where maternal abnormalities are common.

Panorama has demonstrated substantial commercial success to date. We believe our test performance has allowed us to command a price premium compared to low-cost NIPTs while continuing to maintain growth in volume and revenue from Panorama.

Our Other Products

The following table summarizes our other products launched to date.

Product	Indication(s)	Year Launched	Description
Constellation Software	Clinical or research applications that involve analysis of CNVs and SNVs in a DNA mixture	2015

Allows laboratory customers to gain access through the cloud to the same algorithms and bioinformatics that we use in our own laboratory, allowing for validation and commercialization of tests based on our technology, including NIPT.

Horizon Carrier Screen (CS)	Up to 274 conditions, including: Cystic fibrosis Spinal muscular atrophy Fragile X syndrome Duchenne Muscular Dystrophy	2012	CS test performed either before or during pregnancy for a large number of serious genetic disorders that could be passed on to the carrier's children.
Non-Invasive Prenatal Paternity Test	Paternity	2011	Reliably indicates paternity as early as nine weeks gestation.
Anora Products of Conception Test (POC)	Post-miscarriage testing	2010	POC test developed specifically to identify fetal chromosomal causes of miscarriages using a SNP microarray.
Spectrum Preimplantation Genetic Diagnosis (PGD) and Spectrum Pre-implantation Genetic Screening (PGS)	Inherited diseases (PGD) Extra or missing chromosomes and segmental deletions or duplications (PGS)	2010 (PGD) 2009 (PGS)

Spectrum PGD tests for specific genetic disease(s) that the couple is known to be at risk to pass on to their children. Spectrum PGS can inform clinicians and patients which IVF-created embryo samples have the correct number of chromosomes and are suitable for transfer.

Horizon

Horizon helps couples determine if they are carriers of genetic mutations that cause specific diseases. If the mutation is passed to a child, it could result in a child affected with the disease. Horizon screens for up to 274 inherited diseases, including cystic fibrosis, Duchenne Muscular Dystrophy, spinal muscular atrophy, Fragile X syndrome and other conditions. Horizon was created based on recommended screening guidelines from the American Congress of Obstetricians and Gynecologists, or ACOG, the American College of Medical Genetics and Genomics, or ACMG, and the Victor Center for the Prevention of Jewish Genetic Diseases. Horizon can be performed simultaneously with Panorama, using the same blood draw, to complement the utility of our NIPT offering for patients. Horizon employs next generation sequencing to analyze the DNA from the individual’s blood or saliva sample to determine if the individual is a carrier for the genetic disease in question. Horizon test results are generally returned in ten to 14 business days from the day we receive the sample, depending on the individual subtests ordered.

Constellation

Our Constellation software forms the core of our cloud-based distribution model. Through this model, we have been able to expand access to our molecular and bioinformatics capabilities worldwide, enabling laboratories, under a license from us, to run the molecular workflows themselves and then access our computation-intensive bioinformatics algorithms through Constellation, which runs in the cloud, to analyze the results. As of February 29, 2016, four licensees have commercialized products through our Constellation platform, including three in NIPT and one in prenatal paternity testing. We have licensing contracts with various other laboratories, in the United States and internationally, who are developing products in both NIPT and oncology. We are in active discussions with many other potential licensees in the United States and abroad to continue to grow our cloud-based distribution network, which we believe will further enhance adoption of our tests among laboratory licensees globally. We also leverage Constellation to more efficiently perform our internal commercial laboratory activities and to perform research and development of our products.

In July 2014, we achieved a CE Mark from the European Commission for our Constellation software. In May 2015, we achieved a CE Mark for the key reagents that our laboratory licensees need to run their portion of the Panorama test prior to accessing our algorithms through Constellation. These combined CE Marks enable us to offer Constellation for Panorama NIPT in the European Union and other countries that accept a CE Mark. We are pursuing other regulatory approvals, as needed, to allow the international roll out of Constellation in regions that do not accept a CE Mark.

We believe that our cloud-based distribution model provides us with a competitive advantage by allowing us to:

•	Improve patient experience. By eliminating the need to ship samples to our CLIA laboratory in California, patients benefit from faster turnaround times and lower costs.

•

Drive higher rates of reimbursement for our laboratory licensees. We believe that our cloud-based distribution model allows many international laboratory licensees and their patients to achieve improved reimbursement from health insurance plans, as many state-administered and private payers in international markets require that the sample remain within national borders as a condition for reimbursement.

•

Accelerate international adoption by leveraging our licensees' existing capabilities. Our laboratory licensees are able to offer tests under their existing laboratory certifications as required by local regulators, leverage their local infrastructure for sample collection, and deploy local marketing capabilities to further increase test volumes.

•

Efficiently achieve scale. The cloud-based distribution model allows us to leverage rapidly expanding sequencing capacity around the world to drive volumes faster than would be possible from the expansion of our own CLIA-certified laboratory capacity, and enables our laboratory licensees to drive volumes without significant incremental expenditures on information technology.

•	Reduce costs. As test volumes increase, the costs of shipping samples, particularly internationally, and labor costs in our CLIA-certified laboratory in California increasingly become the largest cost components. Our cloud-based distribution model eliminates these costs, expanding the margin opportunity for us and our laboratory licensees and better enabling our tests to withstand pricing pressure.

•

Efficiently deliver innovations to our laboratory licensees. The cloud-based distribution model positions us to efficiently offer enhancements we make to our algorithms, test menu, and any new products we commercialize to the network of laboratory licensees that are already utilizing our Constellation platform.

Other products

Our PGS and PGD tests, which we market under the Spectrum brand, are for couples undergoing IVF. Our PGS test screens embryos for chromosomal abnormalities prior to transfer of embryos created through IVF procedures, which have a high rate of non-viable chromosomal abnormalities. This allows IVF physicians to select and transfer embryos with normal chromosome results and, combined with single embryo transfer, greatly increases the rate of implantation and pregnancy, reduces the risks of a multiple pregnancy and may reduce the need for costly multiple IVF cycles. Our PGD test screens embryos for couples who are concerned about passing on a specific genetic defect to their child.

Anora is our POC product, which tests miscarriage tissue in women who have experienced one or more miscarriages to determine whether there was an underlying genetic reason for the miscarriage(s). Anora helps couples understand their future options, the likelihood of another miscarriage and whether there are any steps that may help them avoid a miscarriage in future pregnancies.

Our non-invasive prenatal paternity product allows a couple to safely establish paternity without waiting for the child to be born. Testing can be done as early as nine weeks in gestation using a blood draw from the pregnant mother and alleged father. Our internal data indicates that the accuracy of this test is greater than 99.99%. We have licensed this technology to a third party to perform the test in its clinical laboratory.

Direct Sales Force and Global Distribution Network

Through our direct sales efforts and worldwide network of approximately 70 laboratory and distribution partners, we have established a broad distribution channel. Our own direct sales force and managed care teams, which include over 140 genetics-focused sales representatives,  anchor our commercial engagement with physicians, laboratory partners, and payers, and sell directly to MFM, OB/GYN, physician or physician practice, IVF center, or integrated health system. In the NIPT market, Panorama is typically ordered for a patient by an MFM or OB/GYN. There are over 37,000 OB/GYNs in the United States and most of them practice generalist medicine for women's health. They typically only assist women with average risk pregnancies and will refer women with high risk pregnancies to one of the more than 2,000 MFMs in the United States. We believe that Panorama will continue to be adopted by physicians for broader use in average risk pregnancies, and therefore anticipate that an increasing share of Panorama orders in the future will be attributed to OB/GYNs.

Where our sales force can access physician offices directly, as in the U.S. market, we are able to maximize cross-selling opportunities by offering the full portfolio of our products. For example, we are promoting the use of Panorama NIPT, our Panorama microdeletions panel, and Horizon together for pregnant women who have not had a CS test at the time they are ready to have an NIPT performed. These tests can all be run using one blood draw from the mother and can be ordered on one requisition form and with one shipment of the patient’s samples by the physician. Also, because of the importance and demand for screening for 22q11.2 deletion syndrome, we have included that feature as part of our basic Panorama panel, unless the patient or physician ordering the test opts out of the 22q11.2 deletion syndrome screen. In the year ended December 31, 2015, approximately 80% of customers who ordered the basic Panorama panel directly from us also ordered screening for 22q11.2 deletion syndrome or the full microdeletions panel.

As our direct sales force has gained experience selling under the Natera name, we have developed our own strong relationships, and we have been increasing the number of our in-network contracts with payers. We also generate a higher gross margin when we sell testing services directly, compared to when our products are distributed by laboratory partners to be performed at our laboratory certified under CLIA. The percentage of our revenues generated through the higher margin U.S. direct sales force channel increased to approximately 77% in 2015, from approximately 59% in 2014 and approximately 45% in 2013.

In addition to our sales force, we market to physicians through clinical journals, educational webinars, conferences, tradeshows and e-mail marketing campaigns. While we do not sell directly to patients, we do engage in brand awareness campaigns directed at patients to highlight our products. Our marketing and medical science liaison team works extensively with key opinion leaders in the prenatal genetic testing field. We also dedicate resources to assist our laboratory partner network in marketing Panorama and our other products by conducting joint events, joint advertising and developing joint tools with our partner network.

We generate the highest gross margins on royalty revenue collected from laboratories that run tests in their own facilities and have the sequencing data analyzed by our Constellation software under our cloud-based distribution model. As of February 29, 2016, four signed licensees have commercialized products using our Constellation platform. We have licensing contracts with ten other laboratory licensees, both in the United States and internationally, to develop their own NIPT LDTs and access our algorithm through our Constellation platform.

Our partners' capabilities augment our direct sales capabilities, and where we have identified laboratory or distribution partners who share our focus on premium quality and service, we also contract with them to distribute our tests. We have partnered with leading academic and commercial laboratories in the United States to capitalize on their relationships with MFMs and OB/GYNs, large distribution capabilities, and commercial infrastructure. These customers also frequently have in-network contracts with key third party payers. We and our laboratory partners have in-network contracts with insurance providers that account for over 160 million covered lives in the United States. Our target market for NIPT is a much smaller subset of these covered lives, because it excludes men, children and post-menopausal women who would not be users of the majority of our products. Outside of the United States, where our products are sold in over 60 countries, we currently sell predominantly through partner laboratories.

Our Development Pipeline in Oncology Diagnostics

We believe that our ability to interrogate genes at tens of thousands of loci in parallel in a single reaction at the scale of a single molecule is well suited to the analysis of cancer-associated genetic mutations in circulating tumor DNA, or ctDNA. In applications such as cancer therapy monitoring, cancer recurrence monitoring and early detection screening, thousands of loci must be interrogated simultaneously without splitting a sample, and sensitivity to tiny amounts of tumor DNA as low as a single molecule is crucial. We are developing a set of mmPCR panels to analyze ctDNA in plasma and identify SNVs as well as CNVs. If development is successful, we expect to be able to commercialize non-invasive oncology diagnostic products designed to guide therapy selection, measure cancer recurrence and disease load monitoring, and screen for cancer in high-risk populations. We are initially focused on these indications in lung, ovarian, and breast cancer. These are disease areas in which we believe our performance in the detection of CNVs, SNVs, and gene fusions will allow us to achieve a competitive advantage. For the development of these products, we are working with world-renowned oncology centers, such as Stanford University, Columbia University, Vanderbilt University and Cancer Research UK, on research collaborations and clinical trials.

We have demonstrated that our mmPCR platform can provide highly accurate detection of CNVs and SNVs in the plasma from patients with cancer. In a study published in the October 2015 issue of Translational Oncology, our mmPCR platform demonstrated the ability to detect CNVs in plasma with DNA concentrations of under 1%, compared to other sequencing methods which require DNA concentrations of at least 4%, for samples with a single deletion or duplication event in a given loci. Our ability to simultaneously detect both CNVs and SNVs in ctDNA at very low concentrations in standard plasma samples drives our potential opportunity in the oncology diagnostics space. In particular, because lung, ovarian and breast cancer are largely driven by CNVs, we believe that our ability to detect CNVs at low ctDNA levels will be well-suited for early detection, recurrence monitoring and therapy selection for these cancers.

In preliminary experiments, using a non-optimized assay and mmPCR panel, we were able to detect SNV and/or CNV cancer signatures in the blood of: 92% of patients with cancerous lung nodules from stage IA through stage IIIA, 15 out of 17 of which were detected at stage I; 83% of patients with breast cancer tumors from stage I through stage III, 28 out of 35 of which were detected at stage I or II; and 100% of ovarian tumors at stage III. These results were achieved in all cases by analyzing only five regions for CNVs and, in the case of lung and breast cancer, a panel of SNVs developed from publicly available data such as the Cosmic database. Because the tumors had been previously identified in these patients, we used an approach to detect CNVs that would be used in the context of recurrence monitoring.

Our mmPCR technology was selected for use in Cancer Research UK/University College London's TRACERx clinical trial for the multi-year monitoring of patient-specific SNVs in plasma, to understand the evolution of cancer mutations over time, and to monitor patients for disease recurrence. A pilot study using blood samples collected in the TRACERx trial was published in Annals of Oncology in January 2016. In this study, we demonstrated that our multiplexed PCR technology, coupled with our proprietary algorithms, can detect both ubiquitous (clonal) and heterogeneous (subclonal) tumor mutation variants in blood samples from patients with early-stage non-small-cell lung cancer. Of 37 variants found in tumor tissue biopsies from four patients with Stage I and II lung cancer, our technology detected 16 variants in the blood samples, with at least two detected for each patient. Twenty-five percent of the variants we detected in the blood samples were heterogeneous, meaning that they occurred in only part of a tumor. Ninety-four percent of the variants detected in the blood samples were predicted driver mutations, meaning that they were likely to promote tumor growth. Analysis of cell-free DNA circulating in plasma may detect variants that, due to the heterogeneous nature of tumors, may not be detected by tissue biopsy. Detection of such variants may help physicians decide which cancer therapies are most appropriate for a specific patient.

We anticipate that we will initially commercialize these tests as LDTs in our own CLIA laboratories; we also plan to offer these tests as IVDs through our Constellation platform. Beyond the products we develop ourselves, in order to access the many opportunities in oncology, we plan to offer our automated mmPCR design tool as a service to researchers and CLIA-certified laboratories, allowing them to design their own oncology diagnostics assays and perform their own studies using our Constellation cloud software. To guide prognosis, predict relapse and assist in therapeutic decision-making, we plan to develop a panel which will include known recurrent alterations that, when identified in blood at low levels, may indicate a residual presence of cancer that can remain in the patient after treatment and during remission. The panel would be used to detect variants from the initial tumor's molecular signature in low levels of ctDNA in blood prior to the appearance of clinical symptoms in order to assist in guiding earlier decisions regarding clinical management.

Other Future Applications of our Technology

We intend to refine and expand our offering in prenatal diagnostics by leveraging our core technology and the data we gather as our sample volumes grow. For example, the microdeletion samples that we gather through Panorama NIPT or through Anora POC testing help us to refine the algorithms that detect these anomalies, determine the exact genetic regions where these anomalies are sought, and increase the PPV with which they are reported. We have substantial intellectual property covering the analysis of single cells, an approach we use to analyze embryos during in vitro fertilization, or IVF, for our Spectrum products. We believe that our technology may allow us to capitalize on future advances in isolating fetal cells from a mother's blood, which could allow us to measure more of the fetal genome non-invasively and with even higher accuracy, which would enable us to potentially replace invasive confirmatory procedures, such as amniocentesis, over time.

We believe that, in the future, our informatics technology may have the ability to generate a nearly full genome of an individual, roughly nine weeks after the individual is conceived. Publications in Genome Medicine, Science and PLoS Genetics highlight the ability of our informatics technology to determine, from tiny amounts of DNA as small as single fetal cells, which chromosome segments from the parent contributed to the DNA of the fetus, and hence to substantially reconstruct the genome of the fetus using only a tiny amount of fetal DNA. This enhanced view of the near full genome, combined with knowledge of the parent DNA, has the potential to substantially impact the management of many aspects of an individual's health, from birth through adulthood. Future applications of such an offering may include prediction of disease susceptibilities and appropriate interventions, selection of drugs and drug dosages, nutrition guidance and many other emerging applications.

We have developed an automated tool for assay design that meaningfully streamlines our development process. When developing new diagnostic tests, we simply specify the genomic variations and regions we are interested in investigating, and our tool generates the precise mix of necessary primer designs to obtain an accurate measurement.

We also intend to provide custom services for pharmaceutical and research entities for targeted assay design and bioinformatics interpretation, in oncology as well as in other areas. Custom panels may be designed for regions of interest in various research applications such as variant discovery and mechanism of action studies, among others, and clinical applications in diagnostics and therapeutics. Some areas that we believe other researchers and laboratories may be interested in applying this technology are: cancer detection in liquid, e.g. bladder cancer, forensic identity analysis in mixtures for law enforcement, organ transplant rejection monitoring, agricultural sample screening for patented lines, prenatal relationship testing for veterinary breeding and cell line purity testing for cell repositories.

Enhanced User Experience

Natera Digital Services

We have implemented various digital services designed to enhance patient and provider experience. We recently launched our patient portal as a one-stop resource for patients to access information and services throughout their experience with our products, from pre-test to post-test. After logging on to the patient portal, patients are able to easily access information about our tests and services, order tests, track their status and access results, and pay their bill.

Natera Connect is our physician portal, which enables physicians to easily complete various tasks online including ordering tests, tracking the status of a patient's test, reviewing patient results online, sharing results with patients, connecting with genetic counselors, ordering supplies and educational materials, and offering live chat support. We also provide a service to integrate with our customers' Electronic Medical Records (“EMR”) systems to provide physicians a seamless experience of ordering tests and reviewing patient test results directly through their EMR systems.

Access to Genetic Counselors

After receiving a report with results from any of our products, doctors have access by phone to our team of genetic counselors should they have any questions or require any guidance in interpreting the results. Patients themselves may contact our genetic counselors by phone, with direct access provided to all patients who are tested with Spectrum or Anora and patients who have a high risk result for a genetic disease based on the Horizon screening or for a microdeletion syndrome based on the Panorama screening.

Phlebotomy Services

We have engaged over 2,000 phlebotomy centers in the United States. We also offer mobile phlebotomy services whereby a patient can request and schedule a phlebotomist visit at the patient’s home or office.

Publications, Presentations and On-Going Clinical Trials

Our products, their performance and scientific breakthroughs made possible by our technology have been the subject of peer-reviewed articles in the following journals: American Journal of Obstetrics & Gynecology,  Ultrasound in Obstetrics and Gynecology,  Obstetrics & Gynecology,  PLOS ONE, Fetal Diagnosis and Therapy, Prenatal Diagnosis, Fertility and Sterility Science, Genome Medicine, Molecular Human Reproduction, Human Reproduction, Journal of Clinical Embryology, and Genetics in Medicine. In addition, our technology and products have been featured in over 80 abstracts that have been presented at major medical and industry conferences since 2008. We continue to validate the efficacy of our tests in on-going clinical trials.

Additionally, we have completed our DNAFirst study, which was run through Women and Infants Hospital in Rhode Island. DNAFirst was a clinical utility trial to assess how NIPT can best be integrated into clinical practice for screening in the general population, including average-risk pregnancies. As part of this trial, we ran the Panorama test on over 2,600 pregnant women in Rhode Island. We have analyzed the data and expect to report the results in a future publication.

We are currently enrolling patients in the SNP-based Microdeletions and Aneuploidy RegisTry (SMART) study. In this registry study, we expect to collect postnatal DNA and clinical outcomes for 10,000 pregnancies that underwent prenatal testing for whole chromosome aneuploidy and microdeletions with Panorama. We are also collecting perinatal data from all patients and follow-up genetic samples from all participants found to be at high risk either through NIPT or other means. This would allow follow-up and additional analysis of potential correlation between fetal fraction and placental complications.

In addition to our clinical trials, we actively collect and record follow-up data from our patients who receive invasive testing after receiving Panorama. We continue to monitor the accuracy of our tests and expect to report this follow-up data in future publications.

Key Relationships

We are party to a supply agreement with Illumina, Inc. for the supply of Illumina genetic sequencing instruments and reagents. During the term of the supply agreement, which expires in September 2017, Illumina has agreed to supply us with sequencers, reagents and other consumables for use with the Illumina sequencers, and we must provide a forecast, on a monthly basis, detailing our needs for certain of the Illumina products. The first four calendar months of each forecast are binding and the fourth month can vary by only up to 25% more or less than what was forecasted for that month in the prior month's forecast. In addition, during each calendar quarter, we must spend a minimum amount on reagents under this agreement. We and Illumina have agreed on prices for the sequencers and reagents, for which we are entitled to certain discounts based on total spend and other factors. In addition, we must pay a fee to Illumina for each clinical NIPT test that we perform using Illumina reagents. Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, along with certain hardware and software; we are not bound to use exclusively Illumina's sequencing instruments and reagents for conducting our sequencing, but if we do use other sequencing instruments and reagents for clinical use, we will no longer be entitled to discounts from Illumina. Illumina may terminate the agreement: if we materially breach the agreement and fail to cure such breach within 30 days after receiving written notice of such breach, and only after complying with additional notice provisions; if we become the subject of certain bankruptcy or insolvency proceedings or in connection with certain changes of control of Natera. We may terminate the agreement: if Illumina materially breaches the agreement and fails to cure such breach within 30 days after receiving written notice of such breach, and only after complying with additional notice provisions; if Illumina becomes the subject of certain bankruptcy or insolvency proceedings; in connection with certain supply failures by Illumina or for convenience with four months written notice. The agreement also contains use limitations, representations and warranties, indemnification, limitations of liability and other provisions.

Competition

We compete with numerous companies that have developed and market NIPTs, including Sequenom, Inc., Illumina, Inc., through its Verinata division, Ariosa, Inc., which was acquired by F. Hoffman La-Roche Ltd, Laboratory Corporation of America Holdings, Counsyl, Inc., Quest Diagnostics Incorporated, Premaitha Health PLC, Beijing Genomics Institute, and Berry Genomics Co., Ltd. We expect additional competition as other established and emerging companies enter the prenatal testing market, including through business combinations, and new tests and technologies are introduced. These competitors could have greater technological, financial, reputational and market access resources than us.

We also compete against companies providing carrier screening tests such as Laboratory Corporation of America Holdings, Counsyl, Inc., Good Start Genetics, Inc., Progenity, Inc., Recombine, LLC, and Quest Diagnostics Incorporated. Each of these companies offers comprehensive CS panels.

Our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions. For example, Guardant Health, Inc. and Personal Genome Diagnostics, Inc., have each developed and are offering liquid biopsy tests commercially in the United States. Additionally, Foundation Medicine, Inc. has announced plans to launch a liquid biopsy test in the first quarter of this year, and Genomic Health Inc. has announced plans to launch its liquid biopsy test this year.

We believe the principal competitive factors in our market include the following:

•	test performance, as demonstrated in clinical trials;

•	comprehensiveness of coverage of diseases and ability to conveniently test for multiple conditions;

•	value of product offerings, including pricing and impact on other healthcare spending;

•	scope of reimbursement and payer coverage;

•	effectiveness of sales and marketing efforts;

•	breadth of distribution of products and partnership base;

•	development and introduction of new, innovative products;

•	operational execution, including test turn-around time and test failures;

•	key opinion leader support;

•	brand awareness; and

•	ease of integration for laboratories, including for cloud-based distribution models.

Specific market share data regarding our products is not publicly available, and consumers may choose to use competing products for a variety of reasons, including lower cost. We believe, however, that we compete favorably in the market on the basis of several factors, particularly test performance, comprehensiveness of coverage of diseases, ability to conveniently test for multiple conditions, value of product offerings and effectiveness of sales and marketing efforts.

Research and Development

We were founded on the belief that serious unmet needs in healthcare could be addressed by combining traditional molecular diagnostics with robust statistical techniques, and this belief is the basis of our research and development efforts. We focus our research and development efforts on conceiving and delivering disruptive technologies to genetic testing. We have invested, and continue to invest, significant time and resources toward improving and expanding our core technologies and tests. Our proprietary automated tool for assay design meaningfully streamlines our development process. Research and development expenses were $27.7 million, $17.3 million and $11.6 million for 2015, 2014 and 2013, respectively.

Intellectual Property

Our success and ability to compete depend in part on securing and preserving enforceable patent, trade secret, trademark and other intellectual property rights; operating without having competitors infringe, misappropriate or otherwise circumvent these rights; operating without infringing the proprietary rights of others; and obtaining and maintaining licenses for technology development and/or product commercialization. As of December 31, 2015, we held ten issued U.S. patents and over 100 pending U.S. and foreign patent applications. Our patents and patent applications relate generally to molecular diagnostics, and more specifically to biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as circulating fetal or tumor DNA. We intend to seek patent protection as we develop new technologies and products in this area.

In the past, parties have filed, and in the future parties may file, claims asserting that our technologies or products infringe on their intellectual property. We currently face a lawsuit from a competitor asserting patent infringement, as described in "Risk Factors" and in "Legal Proceedings." We cannot predict whether other parties will assert such claims against us, or whether those claims will harm our business. The field of non-invasive prenatal genetic diagnostics is complex and rapidly evolving, and we expect that we and others in our industry will continue to be subject to third-party infringement claims.

Government Regulations

Our business is subject to and impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and internationally. These laws and regulations include regulations particular to our business and laws and regulations relating to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions). We also are subject to inspections and audits by governmental agencies. Set forth below are highlights of the key regulatory schemes applicable to our business.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a clinical laboratory, we are required to hold certain federal and state licenses, certifications and permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments of 1988, or CLIA, establishing more rigorous quality standards for all laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many commercial third-party payers, for laboratory testing services. Our laboratory located in San Carlos, California is CLIA certified. Our laboratory must comply with all applicable CLIA requirements.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. We are required to meet certain laboratory licensing requirements for those states in which we sell products who have adopted regulations beyond CLIA. For more information on state licensing requirements, see "—California Laboratory Licensing" and "—New York Laboratory Licensing."

Our laboratory has also been accredited by the College of American Pathologists, or CAP, which means that our laboratory has been certified as following CAP guidelines in operating the laboratory and in performing tests that ensure the quality of our results.

FDA

In the United States, medical devices are subject to extensive regulation by the Food and Drug Administration, or FDA, under the FDC Act and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device development, testing, labeling, storage, premarket clearance or approval, advertising and promotion and product sales and distribution. To be commercially distributed in the United States, medical devices must receive from the FDA prior to marketing, unless subject to an exemption, either clearance of a premarket notification, or 510(k), or premarket approval, or a PMA.

IVDs are a type of medical device that can be used in the diagnosis or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic information or other biomarkers. Predictive, prognostic and screening tests, such as carrier screening tests, can also be IVDs. A subset of IVDs are known as analyte specific reagents, or ASRs. ASRs consist of single reagents, and are intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. ASRs are medical devices, but most are exempt from the 510(k) and PMA premarket review processes. As medical devices, ASRs have to comply with some quality system regulation, or QSR, provisions and other device requirements.

The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the fewest regulatory controls. Many Class I devices are exempt from FDA premarket review requirements. Class II devices, including some software products to the extent that they qualify as a device, are deemed to be moderate risk, and generally require clearance through the premarket notification, or 510(k) clearance, process. Class III devices are generally the highest risk devices and are subject to the highest level of regulatory control to provide reasonable assurance of the device's safety and effectiveness. Class III devices typically require a PMA by the FDA before they are marketed. A clinical trial is almost always required to support a PMA application and is sometimes required for 510(k) clearance. All clinical studies of investigational devices must be conducted in compliance with any applicable FDA and Institutional Review Board requirements. Devices that are exempt from FDA premarket review requirements must nonetheless comply with post-market general controls as described below, unless the FDA has chosen to exercise enforcement discretion and not regulate them.

510(k) clearance pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA's satisfaction that the proposed device is substantially equivalent to a previously 510(k)-cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for submission of PMA applications. The previously cleared device is known as a predicate. The FDA's 510(k) clearance pathway usually takes from three to 12 months, but it can take longer, particularly for a novel type of product.

PMA pathway. The PMA pathway requires proof of the safety and effectiveness of the device to the FDA's satisfaction. The PMA pathway is costly, lengthy, and uncertain. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. As part of its PMA review process, the FDA will typically inspect the manufacturer's facilities for compliance with QSR requirements, which impose elaborate testing, control, documentation, and other quality assurance procedures. The PMA review process typically takes one to three years but can take longer.

Post-market general controls. After a device, including a device exempt from FDA premarket review, is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, registration and listing, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act).

The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from an untitled or public warning letter to more severe sanctions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA of new products; withdrawing 510(k) clearance or PMAs already granted; and criminal prosecution. For additional information, see "Risk Factors—Reimbursement and Regulatory Risks Related to Our Business."

Research use only. Research use only, or RUO, products belong to a separate regulatory classification under a long-standing FDA regulation. RUO products are not regulated as medical devices and are therefore not subject to the regulatory requirements discussed above. The products must bear the statement: "For Research Use Only. Not for Use in Diagnostic Procedures." RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities, including requiring the supplier to seek clearance or approval for the products. Our LDT uses instruments and reagents labeled as RUO.

Laboratory-developed tests. LDTs have generally been considered to be tests that are designed, developed, validated and used within a single laboratory. The FDA has historically exercised enforcement discretion and has not required clearance or approval of LDTs prior to marketing; however, the FDA has recently indicated through draft guidance that it intends to cease enforcement discretion, which could lead to the FDA requiring pre-market clearance or approval of our tests.

On October 3, 2014, the FDA issued two draft guidance documents regarding oversight of LDTs. The draft guidance documents are titled "Framework for Regulatory Oversight of LDTs", which we refer to as "the Framework Guidance," and "FDA Notification and Medical Device Reporting for" LDTs, which we refer to as the "Notification Guidance." According to the Framework Guidance, the FDA plans to take a risk-based approach to regulating LDTs. According to the draft guidances, all labs with LDTs—except for those only performing forensic testing or certain LDTs for transplantation—would need to comply with certain basic statutory requirements, regardless of the risks of the tests, including adverse event reporting, corrections and removals reporting and registration and listing or notification. In addition, high-risk and moderate-risk tests not subject to an exemption will need to be the subject of a PMA or 510(k) submitted to the FDA in a phased-in manner. Within the high-risk devices, the FDA identifies the "highest risk devices" as (1) LDTs with the same intended use as an approved companion diagnostic; (2) LDTs with the same intended use as an FDA-approved Class III device and (3) certain LDTs for determining safety and effectiveness of blood or blood products.

With regard to premarket review, under the proposed draft guidances, the highest-risk LDTs identified above will be required to start submitting premarket submissions (generally a PMA, but in some instances a 510(k) submission) 12 months after the guidance is finalized. The premarket submission requirements for the remaining high-risk devices will be phased in over the following four years. Then, beginning in year six, moderate-risk LDTs will be subject to premarket submissions. The FDA explicitly states in the Framework Guidance that high-risk LDTs that are already on the market as of the date of implementation of the draft guidances will remain on the market while the FDA reviews the applications; FDA officials have publicly indicated that the agency will adopt the same position for moderate-risk devices. Laboratories that offer high-risk or moderate-risk tests will be required to comply with the applicable sections of the QSR at the time their PMA is submitted or 510(k) is cleared.

The comment period for the draft guidances closed February 2, 2015. The draft guidances have been the subject of considerable controversy, and it is unclear whether the draft guidances will be finalized and implemented, and if so, what the final versions will contain. In addition, Congress may act to provide further direction to the FDA on the regulation of LDTs.

We believe that all of the tests we currently offer, including Panorama, meet the definition of LDTs, as we designed, developed, and validated them for use in our CLIA-certified laboratory. Under the Framework Guidance, we believe that all of the tests we offer, except for our non-invasive prenatal paternity test, including Panorama, will be moderate-risk or high-risk tests, but not the highest risk devices.

California Laboratory Licensing

In addition to federal certification requirements for laboratories under CLIA, we are required under California law to maintain a license for our San Carlos clinical laboratory. The California licensure law establishes standards for the day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control

If a clinical laboratory is found to be out of compliance with California standards, the California Department of Health Services, or DHS, may suspend, restrict or revoke its license to operate the clinical laboratory, assess substantial civil money penalties, or impose specific corrective action plans.

New York Laboratory Licensing

Because we receive specimens from New York State, our clinical laboratory is required to be licensed under New York laws and regulations, which establish standards for the day-to-day operation of a clinical laboratory, including training and skill levels required of laboratory personnel; physical requirements of a facility; equipment; validation; and quality control.

If a laboratory is found to be out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or DOH, may suspend, limit, revoke or annul the laboratory's New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory's operator being found guilty of a misdemeanor under New York law. DOH also must approve each specific LDT before the test is offered in New York.

We have received a permit from New York to offer our basic Panorama test to women with high-risk pregnancies and a conditional approval to offer both our basic Panorama and Panorama with the microdeletions panel to all pregnant women, regardless of risk. We also have a permit from New York to offer our Horizon, Spectrum, Anora and non-invasive prenatal paternity tests.

Other State Laboratory Licensing Laws

In addition to New York and California, other states, including Florida, Maryland, Pennsylvania and Rhode Island, require licensing of out-of-state laboratories under certain circumstances. We have obtained licenses in these four additional states and believe we are in compliance with applicable licensing laws.

Potential sanctions for violation of state statutes and regulations include significant fines, the rejection of license applications and the suspension or loss of various licenses, certificates and authorizations, which could harm our business. CLIA does not preempt state laws that have established laboratory quality standards that are at least as stringent as federal law.

State Genetic Testing Laws

Many states have implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results. In some cases, we are prohibited from conducting certain tests without a certification of patient consent by the physician ordering the test. Requirements of these laws and penalties for violations vary widely.

HIPAA and Other Privacy Laws

The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, establish uniform standards governing the conduct of certain electronic healthcare transactions and require certain entities, called covered entities, to comply with standards that include the privacy and security of protected health information, or PHI. HIPAA further requires business associates of covered entities – independent contractors or agents of covered entities that have access to protected health information in connection with providing a service to or on behalf of a covered entity – to enter into business associate agreements with the covered entity and to safeguard the covered entity's PHI against improper use and disclosure.

As a covered entity and as a business associate of other covered entities (with whom we have therefore entered into business associate agreements), we have certain obligations regarding the use and disclosure of any PHI that may be provided to us, and we could incur significant liability if we fail to meet such obligations. Among other things, HITECH imposes civil and criminal penalties against covered entities and business associates and authorizes states’ attorneys general to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

We are also required to comply with HIPAA standards promulgated by the U.S. Department of Health and Human Services, or HHS. First, we must comply with HIPAA's standards for electronic transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We must also comply with the standards for the privacy of individually identifiable health information, which limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. Additionally, we must comply with HIPAA's security standards, which require us to ensure the confidentiality, integrity and availability of all electronic protected health information that we create, receive, maintain or transmit, to protect against reasonably anticipated threats or hazards to the security of such information, and to protect such information from unauthorized use or disclosure.

Various states in the United States have implemented equally restrictive requirements regulating the use and disclosure of health information that are not necessarily preempted by HIPAA, particularly if they afford greater protection to individuals than HIPAA does. For example, Massachusetts law requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. There are also foreign privacy and security laws and regulations that impose restrictions on the access, use and disclosure of health information. As a business that operates both internationally and throughout the United States, any wrongful use or disclosure of personally identifiable information, even if it does not constitute PHI, by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors' computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations, including the cost of providing credit monitoring and identity theft prevention services to affected consumers.

Healthcare Fraud and Abuse Laws

The federal Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal healthcare program. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to five years and/or criminal fines of up to $25,000, civil assessments and fines up to $50,000, and exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Although the federal Anti-Kickback Statute applies only to federal healthcare programs, a number of states have passed statutes substantially similar to the federal Anti-Kickback Statute pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payers. Actions which violate the federal Anti-Kickback Statute or similar laws may also involve liability under the Federal False Claims Act, which prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the U.S. Government.

Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals and opportunities. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between healthcare providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the federal Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals.

The HHS Office of Inspector General, or OIG, issued Special Fraud Alerts on arrangements for the provision of clinical laboratory services and relationships between laboratories and referring physicians. The Fraud Alerts set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the federal fraud and abuse laws, including the federal Anti-Kickback Statute. The OIG emphasized in the Special Fraud Alerts that when one purpose of such arrangements is to induce referrals of program-reimbursed laboratory testing, both the clinical laboratory and the healthcare provider (e.g., physician) may be liable under the federal Anti-Kickback Statute, and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory "safe harbors" which, if all of their requirements are met, assure healthcare providers and other parties that they may not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

While we believe that we are in compliance with the federal Anti-Kickback Statute or similar laws, there can be no assurance that our relationships with physicians, hospitals and other customers will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the federal Anti-Kickback Statute could have a negative effect on our business.

Both California's fee-splitting statute, Business and Professions Code Section 650, and its Medi-Cal anti-kickback statute, Welfare and Institutions Code Section 14107.2, have been interpreted by the California Attorney General and California courts in substantially the same way as the federal government and the courts have interpreted the federal Anti-kickback Statute. A violation of Section 650 is punishable by imprisonment and fines of up to $50,000. A violation of Section 14107.2 is punishable by imprisonment and fines of up to $10,000.

In addition to the requirements that are discussed above, there are several other healthcare fraud and abuse laws that could have an impact on our business. The federal False Claims Act prohibits a person from knowingly submitting or causing to be submitted false claims or making a false record or statement in order to secure payment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaints are initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the private party plaintiff succeeds in obtaining redress without the government's involvement, then the private party plaintiff will receive a percentage of the recovery. Violation of the federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties of up to $11,000 for each separate false claim, imprisonment or both, and possible exclusion from Medicare or Medicaid.

We are also subject to a federal law directed at "self-referrals," commonly known as the Stark Law, which prohibits, with certain exceptions, payments made by a laboratory to a physician in exchange for the provision of clinical laboratory services, or presenting or causing to be presented claims to Medicare and Medicaid for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per claim submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal governmental payer programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts.

Many states, including California, also have anti-"self-referral" and other laws that are not limited to Medicare and Medicaid referrals. We are subject to the California's Physician Ownership and Referral Act, or PORA. PORA generally prohibits us from billing a patient or any governmental or private payer for any diagnostic services when the physician ordering the service, or any member of such physician's immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. Further, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines.

Other states have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law.

We are subject to California’s anti-markup statute, which prohibits providers from charging for a laboratory test that it did not perform unless the provider (a) notifies the patient of the name, address, and charges of the laboratory performing the test, and (b) charges no more than what he or she was charged by the clinical laboratory which performed the test. A violation of this provision can lead to imprisonment and/or fines. In addition, many states are so-called “direct-bill” states, which means that the services performed by an individual or entity must be billed by such individual or entity, thus preventing ordering physicians from marking up the cost of the services they order.

While we have attempted to comply with the federal fraud and abuse laws, California fraud and abuse laws and similar laws of other states, it is possible that some of our arrangements could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.

Further, in addition to the privacy and security regulations stated above, HIPAA created two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

Finally, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Although we believe that our sales and marketing practices are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicaid and other governmental programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Reimbursement

We receive reimbursement from commercial third-party payers and from government health benefits programs such as Medicare and Medicaid. The tests for which we receive reimbursement include Panorama, Horizon, Anora and Spectrum.

Laboratory tests, as with most other healthcare services, are classified for reimbursement purposes under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. These CPT codes are associated with the particular test that we have provided to the patient. Once the American Medical Association establishes a CPT code, the Centers for Medicare and Medicaid Services, or CMS, establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. For most of the tests performed for Medicare or Medicaid beneficiaries, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full. On January 1, 2013, CMS implemented a new set of CPT codes but without a fee schedule for the particular codes specific to NIPTs. A new CPT code specific to NIPT for aneuploidies came into effect in January 2015. Additionally, CMS adopted a new code set for diagnosis, commonly known as ICD-10, in October 2015. The AMA has recently issued a CPT code for microdeletions, which is scheduled to go into effect in January 2017.

We currently submit for reimbursement using CPT codes that, based on the guidance of outside legal and coding experts, are determined to be the most appropriate for our testing. There is a risk that these codes may be rejected or withdrawn or that payers will seek refunds of amounts that they claim were inappropriately billed to a specific CPT code. We do not currently have a specific CPT code assigned for all of our tests, and there is a risk that we may not be able to obtain specific codes for such tests, or if obtained, may not be able to negotiate favorable rates for one or more of these codes.

NIPT has received positive coverage determinations for high-risk pregnancies and are reimbursed by most private payers, including United Healthcare, AETNA, Anthem, Humana, CIGNA and others. Reimbursement policies for the use of NIPT for average-risk pregnancies have not been widely established, but recent publications have analyzed the use of NIPT in the average-risk population. In particular, ISPD has issued guidelines, and ACMG has issued a statement, that are supportive of NIPT in average-risk pregnancies as well as high-risk pregnancies. ACOG and SMFM has each issued guidelines for NIPT stating that while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. Eight of the top 20 commercial payers in the United States have a positive coverage determination for NIPT for average-risk pregnancies.  We expect evidence to support utilization in the average-risk population in the future.

Based on AIS 2014 publication data, we and our laboratory partners have in-network contracts with insurance providers that account for over 160 million covered lives in the United States. Our target market for NIPT is a much smaller subset of these covered lives, because it excludes men, children and post-menopausal women who would not be users of our products.

Employees

As of December 31, 2015, we had 716 employees, including 181 in laboratory operations and manufacturing administration, 125 in research and development and 410 in sales, general and administrative functions. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.

Glossary of Terms

ACOG – the American Congress of Obstetricians and Gynecologists.

ACMG – the American College of Medical Genetics and Genomics.

CNV – copy number variation; a genetic mutation in which relatively large regions of the genome have been deleted or duplicated.

ctDNA – circulating tumor DNA.

CS test – carrier screening test.

Fetal aneuploidy – an inherited genetic condition in which a fetus has a different number of chromosomes than are typical.

Gene fusion – an abnormality in which DNA segments from two different genes are exchanged, forming one fused gene. Gene fusions have been implicated in the development of cancer tumors.

ISPD – the International Society for Prenatal Diagnosis.

IVD – in vitro diagnostic; tests that can be used in any laboratory that has the appropriate qualifications and authorizations.

LDT – laboratory developed test; tests that are designed, developed, validated and used within a single laboratory.

MFM – maternal fetal medicine.

Microdeletion – a deletion of a region of DNA from one copy of one chromosome.

mmPCR – massively multiplexed polymerase chain reaction.

NGS – next-generation sequencing; a DNA sequencing technology.

PPV – positive predictive value; the likelihood that a positive result on a test indicates a true positive result in the patient.

Sensitivity – the likelihood that an individual with a condition will be correctly found to have that condition. Sensitivity is calculated as the ratio between the number of individuals that test positive for the condition over the total number of individuals in the tested cohort who actually have the condition.

Signal to noise ratio – the ratio of useful information to irrelevant data.

SMA – spinal muscular atrophy.

SMFM – the Society for Maternal Fetal Medicine.

SNP – single nucleotide polymorphism; a position on the chromosome at which single DNA base changes are common in the population.

SNV – single nucleotide variant; a genetic mutation in which a single chemical base in DNA has changed.

Specificity – the likelihood that an individual without a condition will be correctly found not to have that condition. Specificity is calculated as the ratio between the number of individuals that test negative for a condition over the total number of individuals in the tested cohort who do not have the condition.

Triploidy – a type of fetal aneuploidy in which an individual has three copies of every chromosome instead of two.

Financial Information about Segments and Geographic Areas

We operate in one segment.  For information regarding our revenues by geographic location, please refer to Note 15 to our consolidated financial statements in this annual report on Form 10-K. All of our long-lived assets are located in the United States. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors”.

Corporate Information

We were initially formed in California as Gene Security Network, LLC in November 2003. We were incorporated in Delaware in January 2007, and we changed our name to Natera, Inc. in January 2012. Our principal executive offices are located at 201 Industrial Road, Suite 410, San Carlos, California 94070, and our telephone number is (650) 249-9090. Our website address is www.natera.com. We do not incorporate the information on, or accessible through, our website into this annual report on Form 10-K, and you should not consider any information on, or accessible through, our website as part of this annual report on Form 10-K.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. Copies of our reports on Form 10-K, Form 10-Q and Form 8-K, may be obtained, free of charge, electronically through our Internet website, http://investor.natera.com.

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

For the years ended December 31, 2015, 2014 and 2013, 73%, 73% and 56%, respectively, of our revenues were derived from sales of Panorama. Although we derive some revenues from our other products, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. Continued and additional market acceptance of Panorama and our ability, through our direct sales efforts and through laboratory partners and licensees, to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue to grow, physicians may not recommend and order Panorama, and our laboratory partners and licensees may not actively or effectively market Panorama.

Our ability to increase sales and establish significant levels of adoption and reimbursement for Panorama is uncertain, and we may never be able to achieve profitability for many reasons, including, among others:

•

the NIPT market may not grow as we expect, and NIPTs may not gain acceptance for use in the average-risk pregnancy population or for screening for microdeletions, which would limit the market for Panorama;

•

laboratories, clinics, clinicians, physicians, payers and patients may not adopt use of Panorama on a broad basis, and may not be willing to pay the price premium over other NIPTs that we have, to date, been able to achieve, if we are unable to demonstrate to these constituencies that Panorama is superior to competing NIPTs;

•

third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; in fact, most third-party payers currently have negative coverage determinations for average-risk patient populations and some third-party payers do not reimburse for  microdeletions screening;

•

the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish or that comes from the commercial use of Panorama may be inconsistent with prior data, raise questions about the performance of Panorama, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of Panorama;

•

we and our laboratory partners and licensees may not be able to maintain and grow effective sales and marketing capabilities, and our sales and marketing efforts may fail to effectively reach customers or effectively communicate the benefits of Panorama;

•	our laboratory partners may choose to offer tests provided by our competitors due to pricing or other reasons, as has happened in the past, or otherwise fail to effectively market Panorama;

•	we have expanded our direct sales force in the United States, relying to a much greater extent on our direct sales efforts and our own reimbursement arrangements with payers;

•

we may experience supply constraints, including due to the failure of our key suppliers to provide required sequencers and reagents, including with respect to the required sequencers and reagents from our supplier, Illumina, Inc., which is also one of our main competitors in the NIPT market through its Verinata division;

•

we may experience increased costs and expenses – for example, we experienced increases in cost of product revenues as a percentage of total revenues in the year ended December 31, 2015 compared to the prior year, primarily resulting from increases in cost per test associated with our microdeletions panel, as well as an increase in test volumes for Horizon, which has a higher cost per test than Panorama;

•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell Panorama or our other tests, including requiring FDA clearance or approval for the sale of Panorama or of the sequencers, reagents, kits and other consumable products that we purchase from third parties in order to perform our testing;

•	a more effective and/or less expensive test for risk assessment of chromosome conditions in fetuses may be developed and commercialized; and

•	we may fail to adequately protect our intellectual property relating to Panorama or others may claim we infringe their intellectual property rights.

If the market for Panorama or our market share fail to grow or grow more slowly than expected, our business, operating results and financial condition will be harmed.

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the years ended December 31, 2015, 2014 and 2013 was $70.3 million, $5.2 million and $37.1 million, respectively. As of December 31, 2015 and 2014, we had an accumulated deficit of $250.1 million and $179.8 million, respectively. Such losses are expected to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future diagnostic solutions, including in the field of cancer. In addition, the rate of growth in our product revenues in the United States as well as internationally has decreased, remaining relatively flat in the three months ended September 30, 2015 compared to the same period in the prior year, and growing only approximately 6% in the three months ended December 31, 2015 compared to the same period in the prior year. Furthermore, a significant element of our business strategy has been, and will continue to be, to increase our in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, such as Panorama for the average-risk pregnancy population. Therefore, going in-network with third-party payers can have an adverse impact on our revenues if we are unable to increase adoption of, and favorable coverage determinations for reimbursement for, our products.

As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have also encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industry, such as those described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations, and our business may suffer.

Uncertainty in the development and commercialization of our enhanced or new tests, including future cancer products, could materially adversely affect our business, financial condition and results of operations.

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on NIPTs, with an increasing effort to expand our platform and apply our expertise in processing and analyzing cell free DNA to the field of cancer. The development of enhanced or new tests is complex, costly and uncertain. Furthermore, enhancing or developing new tests requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology trends. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests. The research and development process in molecular diagnostics generally takes a significant amount of time from the research and design stage to commercialization. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or otherwise, or we may otherwise have to abandon a test in which we have invested substantial resources.

The launch of any new diagnostic tests, including those in the field of cancer, requires the completion of certain clinical development and commercialization activities and the expenditure of additional cash resources. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to collect a sufficient number of appropriate specimens in a timely manner to complete clinical development for any planned diagnostic test, or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. We cannot assure you that we can successfully complete the clinical development of any other diagnostic test, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Such failures could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary or desired, or launch any of our planned diagnostic tests, including those in the field of cancer. Any failure to complete on-going clinical studies for our planned diagnostic tests could have a material adverse effect on our business, operating results or financial condition.

We cannot be certain that:

•	we will be able to develop any test that meets our desired target product profile in order to address the relevant clinical need or commercial opportunity;

•	we will be able to obtain necessary regulatory authorizations in a timely manner or at all;

•	we will be able to develop the sales and marketing operations or enter into collaborative arrangements to achieve market awareness and demand;

•

we and our laboratory partners and licensees will successfully market, or healthcare providers will order or use, or third-party payers will reimburse (and if so, to what extent), any tests that we may enhance or develop;

•	any tests that we may enhance or develop can be provided at acceptable cost and with appropriate quality;

•

our current or future competitors will not introduce tests that have superior performance, lower prices or other characteristics that cause physicians to recommend, and consumers to choose, such competitive tests over our enhanced or newly-developed tests; or

•	our tests will not infringe patents held by third parties in key jurisdictions.

These and other factors beyond our control could result in delays in the research and development, approval, production, launch, marketing or distribution of enhanced or new tests could adversely affect our competitive position and results of operations.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results may fluctuate due to the fact that we recognize costs as they are incurred, but there is typically a delay in the related revenue recognition as we record most revenue only upon receipt of payment. Accordingly, to the extent sales increase, we may experience increased losses unless and until the related revenues are recognized. In addition, as we ramp up our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Finally, as we increase utilization of our cloud-based distribution model by additional laboratory licensees, we may experience decreased revenues or slower revenue growth as the cost per test will be lower than for our laboratory-based model. Fluctuations in quarterly results may adversely impact the value of our common stock. We may also face competitive pricing or reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If our laboratory partners do not effectively market or sell, or decide to stop selling, our products, and we are not able to offset the resulting impact to our gross profit through our direct sales efforts or through agreements with new partners, our commercialization activities may be impaired and our financial results could be adversely affected.

While we have expanded our U.S. direct sales force to increase our direct sales, a significant element of our commercial strategy remains to establish and leverage relationships with our laboratory partners to sell Panorama and our other products, both in the United States and internationally. Distributing Panorama and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could stop selling our products, reduce their marketing efforts in respect of our products, or otherwise breach their agreements with us. Furthermore, our laboratory partners may infringe the intellectual property rights of third parties, misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time consuming and expensive.

In addition, we face the risk of our laboratory partners terminating their relationship with us and completely suspending the sale of our products. Both Quest Diagnostics Incorporated, or Quest, and Progenity, Inc., or Progenity, who were our two largest laboratory partners in 2013, terminated their agreements with us in 2014. Each began promoting the NIPT of a different one of our competitors, and Quest currently promotes its own NIPT. As Quest and Progenity have done, other laboratory partners may decide to exercise their termination rights under our contracts, or any laboratory partner that is not bound by obligations of exclusivity or non-competition to us or our products could decide to sell a competing product and may choose to promote such tests in addition to or in lieu of our tests. Moreover, our partners could merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products. For example, Bio-Reference was acquired by OPKO Health, Inc., and we cannot assure you that this acquisition will not impact, or cause termination of, our agreement with Bio-Reference.

If our partnerships are not successful, our ability to increase sales of Panorama and our other products and to successfully execute our strategy could be compromised.

If we are unable to compete successfully with either existing or future prenatal testing products or other test methods, we may be unable to increase or sustain our revenues or achieve profitability.

We are in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, changing customer preferences, emerging competition, evolving industry standards, and price competition. Our principal competition comes from existing testing methods, technologies and products, including other NIPTs and carrier screening tests offered by our competitors, used by obstetricians and gynecologists, or OB/GYNs, maternal fetal medicine, or MFM, specialists or in vitro fertilization, or IVF, centers. Established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, have been used for many years and are therefore difficult to change or supplement. Moreover, many companies in our markets are offering, or may soon offer, products and services that compete with our tests, in some cases at a lower cost than ours. We cannot assure you that research and discoveries by other companies will not render our existing or potential tests uneconomical or result in tests superior to our existing tests and those we develop. We also cannot assure you that any of our existing tests or tests that we develop will be preferred by patients, physicians or payers to any existing or newly developed technologies or tests.

We compete with numerous companies in the genetic diagnostics space. Our competitors in NIPT include Sequenom, Inc., Illumina, Inc., through its Verinata division, Ariosa, Inc., which was acquired by F. Hoffman La-Roche Ltd in 2014, Laboratory Corporation of America Holdings, Counsyl, Inc., Quest, Premaitha Health PLC, BGI, and Berry Genomics Co., Ltd. Our competitors in carrier screening include Laboratory Corporation of America Holdings, Counsyl, Inc., Good Start Genetics, Inc., Progenity and Quest. In addition, our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions. There are currently other companies, such as Guardant Health, Inc. and Personal Genome Diagnostics, Inc., that have developed and are offering commercially in the United States clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, which are the type of cancer diagnostic tests that we are seeking to develop. Additionally, Foundation Medicine, Inc. has announced plans to launch a liquid biopsy test in the first quarter of this year, and Genomic Health Inc. has also announced plans to launch its liquid biopsy test this year. Our planned cancer products are in very early stages of research and development, and we expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

Some of our competitors’ products are sold at a lower price than our products. Tests and services being offered or developed by these and other companies could cause sales of our tests and services to decline or force us to reduce our prices. Our current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

Our cloud-based distribution model may be difficult to implement.

We have only recently begun to deploy our bioinformatics technology for use by other laboratories by making it available through a cloud-based distribution model. This model relies on clinical laboratories in the United States and around the world taking a license from us under which the laboratory would develop and run its own NIPT or other molecular testing assays based on our technology in its own facilities and then access our proprietary algorithms through our Constellation software in the cloud for the analysis of the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it is uncertain how quickly and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance.

Deploying this new cloud-based distribution model involves risks, significant costs and potential liabilities and is dependent upon the skills, experience and efforts of our management and other employees and our relationship with, and efforts of, our licensees. We do not know whether we can build or support this model to scale. Among the risks to our business and results of operations are the following:

•	our ability to execute the strategy in a timely or efficient manner or at all;

•	our and our licensees' ability to obtain required regulatory authorizations from the FDA and international regulatory agencies;

•	disruption of our business and distraction of our employees and management;

•	licensing portions of our proprietary technology to third parties that may not take the same security precautions as we do to protect this information; and

•	an inability to achieve anticipated benefits and costs savings.

We do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume. As of February 29, 2016, we have signed agreements with only 14 licensees under our cloud-based distribution model. Only three of these licensees, all outside the United States, have commercially launched an NIPT product using Constellation, and one licensee is currently using Constellation commercially to market its non-invasive prenatal paternity test. Other licensees for our cloud-based model are in earlier stages of development and still other potential licensees are in the contract negotiation stage. The rate of adoption of our cloud-based distribution model will depend on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using. Because we do not control the manufacturing and specifications of the NGS equipment, some clinical laboratories may not be able to use this model.

If we or other cloud-based solution providers experience security incidents, loss of customer data or disruptions in delivery or other problems, the market for cloud-based solutions in the diagnostics industry, including our solutions, may be adversely affected. Such events could also result in potential lawsuits and liability claims, which could have a material adverse effect on our business. If there is a reduction in demand for cloud-based solutions caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or other challenges, we may not be able to execute our planned business model, and our results of operations may be adversely affected.

We cannot assure you that we will be able to successfully implement the cloud-based distribution model or that implementation will result in benefits or cost savings at the levels that we anticipate or at all.

We may be unable to commercialize our cloud-based distribution model if we do not comply with ongoing FDA regulatory requirements, including if we are required to obtain FDA clearance to market our software for diagnostic purposes.

We utilize our Constellation software to aid in the calculation of test data. Laboratories utilizing our technology may have access to this software in our cloud-based distribution model. It is possible that we will need to obtain regulatory clearance for our Constellation software in order for it to be used by third parties in the conduct of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status of our Constellation software to make calls of copy number variants, which could be used to support our cloud-based distribution model for NIPT in the United States. The FDA has indicated to us that our Constellation software may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future. The FDA has stated that it will not prevent us from marketing Constellation in the United States while we continue to discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market Constellation during our discussions. The FDA's decision about the appropriate pathway could also be impacted by its plans to regulate LDTs, as outlined in the October 3, 2014 draft guidances described in the risk factor entitled "—If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidances, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls." If necessary, we intend to seek regulatory clearance for our Constellation software for diagnostic purposes; however, we cannot guarantee that we will obtain clearance. If clearance is required and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

If our Constellation software is regulated as a device, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to offer Constellation and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our licensees using our cloud-based distribution model in the United States is found not to be an LDT, or that licensee has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the licensee may not be able to market its test, and we would not receive the revenues anticipated from that licensee.

Implementation of our cloud-based distribution model may negatively impact our financial results and results of operations.

Under our cloud-based distribution model, third party laboratories perform the molecular biology analysis in their own laboratories and access our bioinformatics algorithms in the cloud through our Constellation software to analyze their results. Although we receive license fees for use of our bioinformatics technology, because we do not process these tests and perform the molecular biology analysis in our laboratory, we are not able to charge as high an amount per test as when we perform the entire test ourselves. If our cloud-based distribution model does not lead to a sufficient increase in volume of tests sold to offset the lower revenues per test, our overall revenues will be lower, and our results of operations may be adversely affected, if the reduction in costs from not performing the entire test does not offset the lower revenues per test.

We may be subject to increased compliance risks as a result of our rapid growth, including our increased growth in and dependence on our direct sales force.

The percentage of our revenues attributable to our U.S. direct sales for the years ended December 31, 2015, 2014 and 2013 was 77%, 59% and 45%, respectively. During these periods we experienced rapid growth in our internal sales force, which is dispersed throughout the United States, and in our billing and marketing personnel, which has required us to expand our training and compliance efforts in line with the increase in headcount in these functions. We have taken and continue to take steps to implement appropriate monitoring of our sales, billing and other personnel; however, we have in the past experienced, and we cannot assure you that we will not in the future experience, situations in which employees fail to adhere to our policies. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, or may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

We rely on third-party data centers to host our cloud-based software, and any interruptions of service or failures may impair the delivery of our cloud-based software and harm our business.

We currently provide and will continue to provide our cloud-based Constellation software to our laboratory licensees through third-party data center hosting facilities located in the United States. Any technical problems that may arise in connection with the third-party data center hosting facilities could result in interruptions in our service. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions in our service may reduce our revenue, cause us to issue refunds, cause laboratory licensees to terminate their contracts with us, or adversely affect our ability to attract new laboratory licensees. We could also be exposed to potential lawsuits and liability claims. Our business will also be harmed if our current or potential laboratory licensees believe our service is unreliable.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market's confidence that we can provide reliable, high-quality genetic testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volume increases and the types of tests we offer expands. We believe that our customers are likely to be particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws on patients. As a result, if our tests do not perform as expected, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sensitivity and specificity rates that are lower than we anticipate or that vary between test runs, or in a higher than anticipated number of tests which fail to produce results. In addition, we regularly evaluate and refine our testing process. These refinements may result in unanticipated issues that may reduce our sensitivity and specificity rates.

We rely on third-party laboratories to perform some of our testing.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA laboratories. A significant portion of our Horizon carrier screening testing is performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform this testing for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in accordance with the standards that we and our customers expect, our ability to provide our Horizon test to customers may be delayed or interrupted, which could result in a loss of customers and harm to our reputation. Although we have more than one third-party laboratory performing this testing in order to avoid single sourcing, we may not have sufficient alternative backup if one or more of the third-party laboratories are unable to satisfy our demand for this testing. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of testing capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell the Horizon carrier screening test. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out this testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

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

As the healthcare reimbursement system in the United States evolves to place greater emphasis on comparative effectiveness and outcomes data, we cannot predict whether we will have sufficient data, or whether the data we have will be presented to the satisfaction of any payers seeking such data in the process of determining coverage for our tests, particularly in the average-risk pregnancy population for which such data is expected to be of particular interest, or for microdeletions screening using our Panorama test.

The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current tests or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected.

The administration of clinical and economic utility studies, which are becoming more critical to commercial success, is expensive and demands significant attention from certain members of our management team. Data collected from these studies may not be favorable or consistent with our existing data, or may not be statistically significant or compelling to the medical community.

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

We do not currently have redundant laboratory facilities, other than third-party laboratories that we employ to perform our Horizon carrier screen testing. Our San Carlos, California laboratory facility is situated near active earthquake fault lines. Our facilities may be harmed or rendered inoperable (or samples could be damaged or destroyed) by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, certain reagents and blood collection tubes are sole sourced. For example, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, along with certain hardware and software, pursuant to a supply agreement that expires in September 2017. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In early 2013, prior to our entering into our agreement with Illumina, Illumina completed its acquisition of Verinata Health Inc., our direct competitor in the NIPT market. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's acquisition of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, including with respect to our ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with the cost of sequencers and related consumables. We also face risk and uncertainty regarding our ability to renew the supply agreement at all or on financial or commercial terms that are attractive or acceptable to us. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms, we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing an alternative platform that is satisfactory for our needs or that we can employ in a commercially sustainable way.

In addition, Streck, Inc. is the sole supplier of the blood collection tubes included in our Panorama test. The blood collection tubes are intended for research use only and are labeled as RUO. As discussed further in the risk factor entitled “—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck or any of our other suppliers of RUO products, we would be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all.

Our failure to maintain a continued supply of components, or a supply that meets quality control requirements, particularly in the case of sole suppliers, would materially and adversely harm our business, financial condition, and results of operations. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts, including efforts to market and commercialize Panorama. In the event of any adverse developments with our sole suppliers, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design our products or, for any products for which we may obtain approval from the FDA, obtain approval from the FDA to use a new supplier. In addition, if we were to obtain a PMA for Panorama and we subsequently need to modify Panorama because of issues with suppliers described above, the FDA could require us to obtain a PMA supplement prior to making the change, which would require additional time and expense and could impair or delay our commercialization efforts. Transitioning to a new supplier from any of our sole suppliers could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs.

Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet quality control requirements. If the supply of components we receive do not meet quality control standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which has in the past occurred with respect to certain reagents, it may prevent our tests from working properly or at all. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the quality of such components, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers' facilities that causes a loss of manufacturing capacity would heighten the risks that we face.

We rely on commercial courier delivery services to transport samples to our laboratory facility in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.

Our business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive blood samples for analysis at our San Carlos, California facility within days of collection from the patient. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons could adversely affect specimen integrity, our ability to process samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

Security breaches, loss of data and other disruptions, including with respect to cybersecurity, could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally-protected health information, such as Panorama results, credit card and other financial information, insurance information, and personally identifiable information. We also store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information. We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store this critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other technology partners, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

Any such breach or interruption could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, educate patients and clinicians about our service, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

Our cloud-based distribution model adds additional data privacy risk, as certain personal health and other information may be sent to and stored in the cloud by our laboratory licensees. We have contractually obligated our partners to not send personally-identifiable information to our cloud servers, and we have an agreement with the vendor that hosts our software in the cloud to comply with data privacy laws, such as HIPAA. However, we cannot be certain that our partners will comply with these requirements or that our cloud vendor will comply with the terms of our agreement.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or failure to provide such information, as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition because the Panorama result was a so-called false negative. If the resulting baby is born with the condition, the family may file a lawsuit against us claiming product or professional liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations to support demand for Panorama, our business could suffer.

As our test volumes grow, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements and expand our internal quality assurance program and technology platform. We will also need additional equipment, laboratory space and certified laboratory personnel to process higher volumes of our tests. As additional tests are developed, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures, and hire personnel with different qualifications. The value of Panorama and our other products depends, in part, on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our testing operations.

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

As part of our ongoing growth strategy, we intend to continue to expand within and target select international markets to grow our revenues outside the United States. Conducting international operations subjects us to risks, including:

•	uncertain or changing laws, regulatory registration and approval processes associated with Panorama and other current and future products;

•	uncertain reimbursement by third-party payers;

•

competition from companies located in the countries in which we offer our tests, and in which we may be at a competitive disadvantage because the country may favor a local provider or for other reasons;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	lower margins due to lower pricing in many countries;

•

difficulties in managing and staffing international operations and assuring compliance with U.S. and international anti-bribery and other regulations and laws, such as the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and the United Kingdom Bribery Act of 2010, or the UKBA;

•

potentially adverse tax consequences, including the complexities of foreign value added tax systems, tax inefficiencies related to our corporate structure and restrictions on the repatriation of earnings;

•	increases in financial accounting and reporting burdens and complexities;

•	the imposition of trade barriers such as tariffs, quotas, preferential bidding or import or export licensing requirements;

•	political, social and economic instability abroad, including terrorist attacks and security concerns;

•	fluctuations in currency exchange rates; and

•	reduced or varied protection for intellectual property rights.

Additionally, operating internationally requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to increase international revenues or expand or establish operations in other countries will produce desired levels of revenues or profitability.

Outside the United States we enlist local and regional laboratories and other service providers to assist with blood draw, sales, marketing and customer support. Subject to regulatory clearance, where required, we have begun to contract with international licensees to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data through our cloud-based Constellation platform. Locating, qualifying and engaging additional distribution partners and local laboratories with local industry experience and knowledge will be necessary to effectively market and sell our tests outside the United States. We may not be successful in finding, attracting and retaining such distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices utilized by our distribution partners that are locally acceptable may not comply with sales practice standards required under United States laws that apply to us, which could create additional compliance risk. Even if we are able to effectively manage our international operations, if our distribution partners and local and regional laboratory licensees are unable to effectively manage their businesses, our business and results of operations could be adversely affected. If our sales and marketing efforts are not successful outside the United States, we may not achieve market acceptance for our tests outside the United States, which would harm our business.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory and technical personnel and especially in the San Francisco Bay Area where our headquarters and laboratory facilities are located, and the turnover rate can be high. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employers, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. Because we have not made any acquisitions to date, our ability to do so successfully is unproven. Even if we identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

We may need to raise additional capital, and if we cannot do so when needed or on commercially acceptable terms, we may have to curtail or cease operations.

We may need to raise additional funds through public or private equity or debt financings, corporate collaborations or licensing arrangements to continue to fund or expand our operations.

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to achieve broader commercial success with Panorama, Horizon and our other products;

•	the success of our research, development, and commercialization efforts for potential new products, including in the field of cancer;

•	our ability to obtain more extensive coverage and reimbursement for our tests, including in the average-risk patient population and for microdeletions screening;

•	our ability to generate sufficient revenues from our cloud-based distribution model;

•	our ability to collect our accounts receivable;

•	the costs and success of further expansion of our sales and marketing activities and research and development activities;

•	our need to finance capital expenditures and further expand our clinical laboratory operations;

•	our ability to manage our operating costs; and

•	the timing and results of any regulatory authorizations that we are required to obtain for our tests.

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities will dilute stockholders' ownership interests in us and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders' holdings or rights. Debt financing, if available, may include restrictive covenants. To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may have to delay development programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our tests or market development programs, which could lower the economic value of those programs to our company.

Our outstanding debt may impair our financial and operating flexibility.

As of December 31, 2015 and 2014, we had approximately $42.1 million and $26.8 million, respectively, of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available.

Our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash in the future. We may incur additional indebtedness in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations, and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness. In addition, our debt agreements have in the past, and may in the future, contain various restrictive covenants and may be secured by some or all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt.

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.

DNA testing, like that conducted using Panorama, Horizon and our other products and that we expect to conduct in the field of cancer, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use genetic tests even if permissible. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for services and products enabled by our technology platform, either of which could harm our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our most recent private placements of equity securities and other transactions that have occurred over the past three years, or upon our recent initial public offering, we may have experienced an "ownership change." We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which may not be in our control). As of December 31, 2015, we had federal and state NOL carryforwards of approximately $114.5 million and $73.2 million, respectively, which begin to expire in 2027 and 2017, respectively, if not utilized. We also had federal research and development credit carryforwards of approximately $4.6 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $3.4 million, which can be carried forward indefinitely. Our ability to use these carryforwards could be limited if we experience "ownership changes."

Reimbursement and Regulatory Risks Related to Our Business

If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to be our most significant source of payments going forward. In particular, we believe that expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage decisions and favorable reimbursement rates from commercial third-party payers and the Centers for Medicare & Medicaid Services, or CMS, and state reimbursement programs for Panorama, will be necessary to continue to achieve commercial success. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing tests or future tests, our ability to generate revenues would be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines and the American College of Medical Genetics, or ACMG, has issued a statement that are supportive of NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the American College of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine, or SMFM, has issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect that, based on the ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these average-risk patients. Currently, most third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Some third-party payers do not reimburse for microdeletions screening. While we recently published data on the performance of Panorama for the 22q11.2 deletion syndrome, ACOG and SMFM's advising against screening for microdeletions may continue to have a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses with certain populations may be considered experimental by third-party payers and, as a result, such payers may decide not to reimburse for such tests. In addition, third-party payers may decide to bundle payment for multiple tests, such as carrier screen tests or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate. Third-party payers may also decide to deny payment or recoup payment for testing that they determine to have been not medically necessary or otherwise against their coverage determinations, and we may be required to refund reimbursements already received. We have dealt with these types of requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is possible that we will continue to do so in the future.

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

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. Further, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which may raise questions regarding our billing policies and collection practices. We believe that our billing policies and our collection practices are compliant with applicable laws and our obligations to these payers. However, we have in the past received, and we may in the future receive, inquiries from third-party payers regarding our billing policies and collection practices, and we have addressed these inquiries as and when they have arisen. There is no guarantee that we will always be successful in addressing such concerns, possibly resulting in a third-party payer deciding to reimburse for our tests at a lower amount or not at all, may seek repayment of amounts previously paid to us, or may bring legal action seeking reimbursement of previous amounts paid, any of which could cause reimbursement revenue for our testing to decline. Furthermore, if a third-party payer were to be successful in proving such reimbursement was in breach of contract or otherwise contrary to law, we could be required to make a repayment, which could be significant, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

We are aware of policies and practices of our competitors, including privately-held and publicly-traded companies, to offer patients a set cap on their out-of-pocket responsibility, waive patient responsibility altogether, and, in some cases, to not send patients a bill at all, all of which we believe is not in accordance with third-party payers' policies and, in some cases, not compliant with the law. In contrast, it is our policy not to offer such caps or waivers and to send bills to patients for services rendered. Because of this discrepancy, our offerings may be perceived as less attractive to patients and their healthcare providers, who are concerned about patients having a large financial responsibility for these products. As a result, we believe that our revenues and results of operations have been adversely affected, and may continue to be so affected to the extent such competitors continue such practices.

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from the Medicare Program.

Our revenues from Medicare are currently very small, given the population that Medicare covers, and we do not expect those revenues to increase materially with regard to NIPT. However, Medicare reimbursement can affect Medicaid reimbursement. For example, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare's fee-for-service rates and many commercial third-party payers look to the amounts that Medicare pays for testing services and set their payment rates at a percentage of those amounts. Reimbursement amounts for laboratory tests furnished to Medicare beneficiaries are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS pursuant to a statutory formula established by the U.S. Congress. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the national coverage certainty afforded by a formal coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, which could have an adverse effect on our revenues.

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from state Medicaid programs.

Approximately 40% of all births in the United States are to state Medicaid program recipients. Under Medicaid regulations, in order for us to be reimbursed by a state’s Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of December 31, 2015, we are recognized by 37 states as a Medicaid provider. We may not be able to be recognized as a provider by many more Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized. In addition, we may face challenges in obtaining reimbursement even when we are recognized as a Medicaid provider. If Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts will also likely be as low, or lower, than the Medicare reimbursement rate. In some cases, the state Medicaid program’s reimbursement rate for our testing might be zero dollars. In addition, each state’s Medicaid program has its own coverage determinations related to our testing, and some state Medicaid programs may not provide their recipients with coverage for our testing. Low Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Many Medicaid programs have entered into agreements with managed care plans to have the managed care plans manage the provision of healthcare to that Medicaid program’s beneficiaries. We cannot enter into contracts to provide our testing services to any beneficiaries who are enrolled with a Medicaid managed care plan in those states where we are not recognized as a Medicaid provider. Further, we might not be able to obtain contracts with Medicaid managed care plans in those states where we are recognized as a Medicaid provider because those managed care plans may have closed provider panels and not allow us to participate in their plan. Thus, not being able to participate in one or more managed Medicaid plans in a given state could have an adverse effect on our revenues.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

Some third-party payers from whom we have received reimbursement to date have not entered into agreements with us to govern approval or payment terms. Therefore, such third-party payers could withdraw such coverage and reimbursement for our tests in the future, at any time and for any reason. Managing reimbursement on a case-by-case basis is time consuming and contributes to an increase in the number of days it takes us to collect on accounts, and increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Further, even if we are under contract with a third-party payer, the contract does not guarantee reimbursement for all testing we perform. For example, third-party payers with whom we have written agreements typically have policies that state they will not reimburse for use of NIPTs in the average-risk pregnancy population or for the screening of microdeletions. In addition, the terms of certain of our agreements may require us to seek pre-approval from the third-party payer or put in place other controls and procedures prior to conducting a test. To the extent we do not follow these requirements, we may not receive some or all of the reimbursement payments to which we would otherwise be entitled.

Even if we are being reimbursed for our tests, third-party payers may review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Government healthcare programs and other third-party payers continue to increase their efforts to control the cost, utilization and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular diagnostic tests. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Because of these cost-containment trends, governmental and commercial third-party payers that currently provide reimbursement for, or may in the future cover, our tests may reduce, suspend, revoke or discontinue payments or coverage at any time. Reduced reimbursement of our tests may harm our business, financial condition or results of operations.

Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may nevertheless encounter disputes over pricing and billing. Each third-party payer typically has different billing requirements, and the billing requirements of many payers have become increasingly difficult to meet.

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

In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. A new CPT code specific to NIPT for aneuploidies came into effect in January 2015. Additionally, CMS adopted a new code set for diagnosis, commonly known as ICD-10, in October 2015. The AMA has recently issued a CPT code for microdeletions, which is scheduled to go into effect in January 2017; however, we cannot guarantee that we will be able to negotiate favorable rates for this code. We do not currently have specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes that, based on the guidance of outside legal and coding experts, are determined to be the most appropriate for our testing, but there is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. We accordingly cannot guarantee that our current or any future tests will have a CPT code assigned. In addition, there can be no guarantees that governmental and commercial third-party payers will establish positive or adequate coverage policies for our tests or reimbursement rates for any CPT code we may use.

If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidances, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we currently anticipate initially commercializing our planned cancer tests as LDTs. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

On October 3, 2014, the FDA issued draft guidances outlining its plan to actively regulate LDTs using a risk-based approach. The comment period for the draft guidances has closed; the draft guidances have not yet been finalized. According to the draft guidances, the FDA intends to fully regulate, in a phased-in manner, LDTs that it considers moderate-risk or high-risk, beginning with those within the high-risk category it considers "highest-risk devices." With regard to premarket review, under the proposed guidances, the highest-risk LDTs will be the subject of premarket submissions 12 months after the guidances are finalized. Premarket submission requirements will be phased in over the following four years for the remaining high-risk LDTs. Then, beginning after year five, moderate-risk LDTs will be required to be the subject of premarket submissions.

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

In the meantime, the FDA could require us to seek clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket review or approval is required, or if we decide to voluntarily pursue FDA review or approval, for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory 510(k) clearance or PMA process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification or filing a PMA application with the FDA. Performance achieved in published studies may not be repeated in later studies that would be required to obtain either FDA premarket clearance or approval. Limited results from earlier-stage verification studies, beyond the validation and other studies we have already performed for each of our products, may not accurately predict results from studies of larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization. In addition, we may require cooperation in our filings for FDA approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve desired regulatory clearances or approvals. Furthermore, if FDA premarket review or approval is required, our cash flows may be adversely affected, as most third party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

We have informed the FDA of our intent to actively pursue a PMA for Panorama. We cannot assure you that Panorama or any of our other tests for which we pursue or are required to obtain premarket review by the FDA will be cleared or approved on a timely basis, if at all. In addition, if a test has been approved through a PMA, certain changes that we may make to improve the test may need to be approved by the FDA before we can implement them, which could increase the time to roll such changes out to the commercial market. Ongoing compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements, any of which may adversely impact our business and results of operations.

Furthermore, the FDA or the Federal Trade Commission may object to the materials and methods we use to promote the use of our current prenatal tests or other LDTs we may develop in the future, and may initiate enforcement actions against us. Enforcement actions by the FDA may include, among others, untitled or warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future tests, products or services; operating restrictions and partial suspension or total shutdown of production.

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

Furthermore, the molecular diagnostics industry as a whole is a growing industry and regulatory agencies such as Health and Human Services, or HHS, or the FDA may apply heightened scrutiny to new developments in the field. While we have taken steps to ensure compliance with the current regulatory regime in all material respects, given its nature and our geographical diversity, there could be areas where we are non-compliant. Any change in the laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be non-compliant with regulatory requirements, we may be subject to sanctions which could include required changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings, which may adversely affect our business, financial condition and results of operations by increasing our cost of compliance or limiting our ability to develop, market and commercialize our tests.

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments made to physicians, which are governed by laws and regulations including the Stark law. Among other requirements, the Stark law requires laboratories to track, and places a cap on, non-monetary compensation provided to referring physicians.

While we have a compliance plan to address compliance with government laws and regulations, including applicable fraud and abuse laws and regulations, the evolving commercial compliance environment and the need to build and maintain robust and scalable systems to comply with regulations in multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could inadvertently violate one or more of these requirements.

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

We are also required to maintain certain state licenses to conduct testing in our laboratories. California law establishes standards for the day-to-day operation of our clinical laboratory in San Carlos, California, including the training and skills required of personnel and quality control matters. We maintain a license in good standing with the California Department of Health Services, or DHS. In addition, we have obtained a license for our San Carlos laboratory from the New York Department of Health, or DOH, which mandates proficiency testing regardless of whether such laboratories are located in New York. If we are found to be out of compliance with either California or New York requirements, DHS or DOH may, among others, suspend, restrict or revoke our license for that state, assess substantial civil monetary penalties, or impose specific corrective action plans. Any such actions could materially and adversely affect our business.

Moreover, some states require that we hold licenses to test samples from patients in those states. We have obtained licenses from states that we believe require us to do so, and we intend to comply with similar requirements that we may become aware of for any other states. However, we cannot assure you that the regulators in each of the states that regulate our laboratory in San Carlos, California will at all times find us to be in compliance with the applicable laws of their respective state, which may result in suspension, limitation, revocation or annulment of our laboratory’s license for that state, censure, or civil monetary penalties, and would result in our inability to test samples from patients in that state.

CMS also has the authority to impose a wide range of sanctions, including revocation of a laboratory’s CLIA certification along with a bar on the ownership or operation of any CLIA-certified laboratory by any owners or operators of the deficient laboratory.

If we were to lose our CLIA certification or any required state license, or if any sanction were imposed upon us under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, or any failure by us to renew a CLIA certificate, a state license or accreditation, we would not be able to operate our clinical laboratory and offer our testing services, in some or all states or countries, which would materially and adversely impact our business and results of operations.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacts the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Members of Congress have proposed a number of legislative initiatives with respect to the PPACA, including possible repeal of the PPACA; and although the Supreme Court has upheld the constitutionality of certain provisions of the PPACA that have been challenged, at this time it remains unclear whether there will be any changes made to certain provisions or the entirety of PPACA.

Currently, under the PPACA, each medical device manufacturer that sells medical devices that are listed with the FDA is required to pay a sales tax in an amount equal to 2.3% of the price at which it sells such medical devices. None of our tests are currently listed with the FDA. FDA officials have indicated that a laboratory will not have to pay the sales tax until it lists the test with the FDA. In the FDA's draft guidances on LDTs, listing of an LDT, such as our tests, occurs at the time a laboratory submits either a PMA or 510(k) for the test. If the guidances are finalized as currently drafted, the application of this tax to our clinical LDTs could harm our business, financial condition, results of operations. The tax has from time to time been subject to legislative and executive discussion regarding potential repeal.

The PPACA also created a new system of health insurance "exchanges," designed to make health insurance policies available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain "essential health benefits" are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we cannot predict at this time whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected.

The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. We believe we are in compliance with provisions of the PPACA that are applicable to us, and are monitoring the trends and changes resulting from the legislation that may impact our business over time, but cannot assure you that our business will not be adversely impacted by any such trends and changes.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduces a multi-year pricing program for services paid under the CLFS that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. CMS, which is responsible for implementing PAMA, has issued a proposed rule for implementation of PAMA. Under the proposed rule, certain laboratories would be required to report third-party payer rates and test volumes. For newly developed advanced diagnostic tests for which there is no CLFS payment amount, the Medicare payment rate for the first full three calendar quarters following the quarter that the tests are offered would be the actual list price offered to third-party payers. Thereafter, CMS would use the data reported by laboratories during this period to establish payment rates for such newly developed advanced diagnostic tests. The comment period for this proposed rule has closed, but CMS has not yet released a final rule. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests or requirements that beneficiaries of government health plans pay for, or pay for higher, portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of our tests in the future, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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

If we or our laboratory partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties.

We are subject to healthcare fraud and abuse regulation and enforcement by both the U.S. federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

HIPAA, which created federal civil and criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and also imposes obligations with respect to maintenance of the privacy and security, and transmission, of individually identifiable health information;

•	federal and state laws and regulations governing informed consents for genetic testing and the use of genetic material;

•	state laws and regulations governing the submission of claims, as well as billing and collection practices, for healthcare services;

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare;

•	the federal False Claims Act which prohibits, among other things, the presentation of false or fraudulent claims for payment from Medicare, Medicaid, or other government-funded third-party payers ;

•

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

•

the federal Stark physician self-referral law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare program (and according to case law in some jurisdictions, the Medicaid program as well), including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition, as well as state law equivalents of the Stark law;

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offer or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies; and

•	the prohibition on reassignment by the program beneficiary of Medicare claims to any party.

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties ranging from $5,500 to $11,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program.

Many of these laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. We have adopted policies and procedures designed to comply with these laws, and in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. However, the rapid growth and expansion of our business both within and outside of the United States may increase the potential for violating these laws or our internal policies and procedures, and the uncertainty around the interpretation of these laws and regulations increases the risk that we may be found in violation of these or other laws and regulations. If our operations, including the conduct of our employees, distributors, consultants and commercial partners, are found to be in violation of any laws or regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement of profits, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, as described below, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could materially and adversely affect our business, financial condition and results of operations.

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

We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations as required by law. The privacy and security regulations establish minimum requirements, and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy and security regulations and various state privacy and security laws and regulations. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other specified permitted purposes. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties. We could also incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretation by various governmental authorities and courts, resulting in complex compliance issues.

In addition, laws and regulations of the European Union, as well as other countries, protect the use and disclosure of personal information. As we continue to expand and grow our business, compliance with these laws and regulations may result in increased costs, and failure to comply may result in significant fines, penalties and damage to our reputation.

Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.

Many of the sequencers, reagents, kits and other consumable products used to perform our prenatal testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. ASRs consist of single reagents or primer pairs, which are intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. As medical devices, ASRs must comply with the QSR provisions and other device requirements, but most are exempt from the 510(k) and PMA premarket review processes. Products that are intended for research use only and are labeled as RUO are exempt from compliance with the FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has said it will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. The FDA could disagree with a supplier's assessment that the supplier’s products are ASRs, or when labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, including requiring the supplier to seek clearance or approval for the products. The supplier may cease selling the products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

The sequencers and reagents supplied to us by Illumina and the blood collection tubes supplied to us by Streck are labeled as RUO in the United States. If the FDA were to require clearance or approval for the sale of Illumina's sequencers and if Illumina does not obtain such clearance or approval, we would have to find an alternative sequencing platform for Panorama. We currently have not validated an alternative sequencing platform that would work for Panorama in a commercially viable manner. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations could be adversely affected. Similarly, a decision by the FDA to require clearance or approval for the sale by Streck of the blood collection tubes used for Panorama, or a finding that any of our suppliers failed to comply with applicable requirements, could result in interruptions in our ability to supply our products to the market and adversely affect our operations. Furthermore, if and to the extent that we begin to supply products that are RUO, we would also be subject to the regulatory risks described above.

Our financial condition and results of operations may be adversely affected by international government regulatory and business risks.

As we expand our international operations and offer our tests in other countries, we will be increasingly subject to varied and complex foreign and international laws and regulations. Compliance with these laws and regulations often involves significant costs and may require changes in our business practices that may result in reduced revenues and profitability. For example, our tests may be subject to the regulatory approval requirements for each foreign country in which they are sold by us or a laboratory partner or licensee, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in foreign countries.

We are also subject to the FCPA and the U.K. Bribery Act which, among other restrictions, prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment, as well as anti-bribery and anti-corruption laws of other jurisdictions. Please see the risk factor entitled “We could be adversely affected by violations of the FCPA and other worldwide anti-bribery laws.” In addition, our international activities are subject to U.S. economic and trade sanctions, which restrict or otherwise limit our ability to do business in certain designated countries. Other limitations, such as prohibitions on the import into the United States of tissue necessary for us to perform our tests or restrictions on the export of tissue or genetic data imposed by countries outside of the United States, or restrictions on importation and circulation of blood collection tubes or other equipment or supplies by countries outside the United States, may limit our ability to offer our tests internationally in the future.

Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees or agents. Non-compliance by us or our employees or agents of these or any other applicable laws or regulations could result in fines or penalties, or adversely affect our ability to operate and grow our business.

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

If the validity of an informed consent from a patient intake for Panorama or our other tests is challenged, we could be precluded from billing for such testing or forced to stop performing such tests, which would adversely affect our business and financial results.

All clinical data and blood samples that we receive are required to have been collected from individuals who have provided appropriate informed consent for us to perform our testing, both commercially and in clinical trials. We seek to ensure that the individuals from whom the data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. Our partners operate in a number of different countries in addition to the United States, and, to a large extent, we rely upon them to comply with the individual’s informed consent and with U.S. and international laws and regulations. The collection of data and samples in many different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The individual's informed consent obtained in any particular country could be challenged in the future, and those informed consents could be deemed invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our partners, could deny us access to, or force us to stop testing samples in, a particular country or could call into question the results of our clinical trials. We could also be precluded from billing third-party payers for tests for which informed consents are challenged, or could be requested to refund amounts previously paid by third-party payers for such tests. We could become involved in legal challenges, which could require significant management and financial resources and adversely affect our revenues and results of operations.

Risks Related to Our Intellectual Property

Any failure to obtain, maintain, and enforce our intellectual property rights could harm our competitive position.

Our success and ability to compete depend, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. Our ability to prevent third parties from making, using, selling, offering to sell or importing our products or product candidates is dependent upon our ability to develop proprietary products and technologies and to obtain patents and maintain adequate protection of our intellectual property in the United States and other countries. We may be required to file infringement lawsuits to protect our interests, which can be expensive and time consuming. We cannot assure you that we would be successful in proving any such infringement by a third party, and we may become subject to counterclaims by such third parties. Some third-party infringers may have substantially greater resources than us and may be able to sustain the costs of complex infringement litigation more effectively than we can. Even if we prevail in an infringement action, we cannot assure you that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party on terms less profitable or otherwise less commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of our development, manufacture or sale of some of our products. A product produced and sold by a third-party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits.

The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. In addition, the patent positions of molecular diagnostic companies, including ours, can be highly uncertain and involve complex legal and factual questions, and have been and may continue to be affected by developments or uncertainty in the patent statute, patent case law or patent office rules and regulations. Three cases involving diagnostic method claims, "gene patents," and analytical tools have been decided by the Supreme Court in the past few years. The USPTO has issued guidance memoranda on subject matter eligibility analysis of all claims involving the issues addressed in these cases; this guidance is not final, and may change in light of future developments in the case law and in response to public feedback. While this guidance can inform decision-making at the USPTO, federal courts are not bound by this guidance. This uncertainty may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. Therefore, we cannot assure you that any current or future patent applications will result in the issuance of patents that will protect our products or provide us with any competitive advantage.

Our patent procurement and enforcement positions are subject to numerous additional risks, including the following:

•	we may fail to timely file for patent protection for inventions that are important to our success;

•	current or future patent applications may not result in issued patents;

•

we cannot be certain that we were the first to invent the inventions covered by pending patent applications or that we were the first to file such applications and, if we are not, we may be subject to priority or derivation disputes;

•	we may be required to disclaim part or all of the term of certain patents or part or all of the term of certain patent applications;

•	we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a particular country;

•	the claims of our issued patents may not cover our products or product candidates;

•

our patents or patent applications may be declared invalid or unenforceable, or narrowed in scope, as a result of either a patent infringement action by us against a competitor with respect to its technology or product or a challenge by a third party in patent litigation or in proceedings before the USPTO or international patent offices;

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

•

third parties may develop products which have the same or similar effect as our products without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or impede our efforts; and

•

certain of our intellectual property was partly supported by a U.S. government grant awarded by the National Institutes of Health, and the government accordingly has certain rights in this intellectual property, including a non-exclusive, non-transferable, irrevocable worldwide license to use applicable inventions for any governmental purpose. Such rights also include "march-in" rights, which refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant if we fail to achieve practical application of the technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry.

Any of these factors could adversely affect our ability to obtain commercially relevant or competitively advantageous patent protection for our products.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive, particularly for a company of our size, and time-consuming, and we may not be successful. In addition, failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect our trademarks and impede our marketing efforts in the countries in which we operate. We may not be able to protect our rights to trademarks and trade names which we may need to build name recognition with potential partners or customers in our markets of interest.

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

If we are not able to adequately protect our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secret protection and proprietary know-how protection for our confidential and proprietary information. We have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements. However, we cannot assure you that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. We also cannot assure you that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information, including as a result of breaches of our physical or electronic security systems. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are heightened in countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized use or disclosure of, or access to, our trade secrets, know-how or other proprietary information, whether accidentally or through willful misconduct, could have a material adverse effect on our programs and our strategy, and on our ability to compete effectively.

Third party claims of intellectual property infringement could result in costly litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products.

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties. We operate in a crowded technology area in which multiple third parties own or control potentially relevant intellectual property, including patents, and there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Third parties, including our competitors, may assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be forced to pay potentially substantial monetary damages; to obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments; and/or be subjected to an injunction, which could block our ability to develop, commercialize and sell our products, or require us to make changes in our operating procedures that would be costly to implement, and could cause delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third party patents or proprietary rights. Any of these or other adverse outcomes could materially and adversely affect our ability to offer our tests, as well as our financial condition and our results of operations, which would have a material adverse effect on our business.

We are currently involved in patent litigation with Sequenom. An adverse ruling in this proceeding could require us to pay damages (including treble damages), attorneys' fees, costs and expenses, or license fees, any of which could adversely affect our ability to offer Panorama, our ability to continue operations and our financial condition. For more information on our current legal and regulatory proceedings, see "Item 3—Legal Proceedings." We may also in the future be involved with other litigation or patent office actions with the same or other third parties. We expect that the number of such claims may increase as the number of products and the level of competition in our industry segments grows.

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

In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties if we determine it to be in the best interests of our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition and results of operations.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or diagnostic companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or willfully used or disclosed confidential information of our employees' former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims, and if we are unsuccessful, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial costs to us and could divert the time and attention of our management and other employees.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may be volatile which could subject us to litigation.

The trading prices of the securities of life sciences companies, including ours, have been and may continue to be highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this "Risk Factors" section and others including:

•	actual or anticipated variations in our and our competitors' results of operations;

•	announcements by us or our competitors of new products, significant acquisitions, strategic and commercial partnerships and relationships, joint ventures, collaborations or capital commitments;

•	changes in reimbursement practices by current or potential payers;

•	issuance of new securities analysts' reports or changed recommendations for our stock;

•	periodic fluctuations in our revenue, due in part to the way in which we recognize revenue;

•	actual or anticipated changes in regulatory oversight of our products;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announcement or expectation of additional debt or equity financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	any major change in our management and

•	general economic conditions and slow or negative growth of our markets.

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in Item 3—Legal Proceedings, purported securities class action lawsuits have been filed against Natera, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Item 3 and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

We have broad discretion in the use of the net proceeds we received in our initial public offering and may not use them effectively.

We have used and intend to use the net proceeds from our initial public offering (“IPO”) for working capital and general corporate purposes and continued investments in research and development for our core technology and development of our product offerings. In addition, we may also use a portion of the net proceeds from our IPO to acquire complementary businesses, technologies or other assets, although we have no present commitments. Accordingly, our management has broad discretion in the application of the net proceeds to us from our IPO. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our IPO in a manner that does not cause us to become an unregistered investment company pursuant to the Investment Company Act of 1940.

We will continue to incur significantly increased costs and devote substantial management time as a result of being a public company.

As a public company, we have, and will continue to, incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities

Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. Our management and other personnel have limited experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act. We hired, and we expect that we will need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. Also, as a public company it is more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we rely on these exemptions, which could result in a less active trading market for our common stock and increased volatility in our stock price.

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

If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

We do not intend to pay dividends on our capital stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our capital stock may be prohibited or limited by the terms of any current or future debt financing arrangement. Any return to stockholders will therefore be limited to the increase, if any, in the price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could adversely affect the trading price of our common stock.

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

As of December 31, 2015, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 50.2% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters are located in San Carlos, California. We currently lease approximately 88,000 square feet of laboratory and office space at 201 Industrial Road in San Carlos pursuant to two separate subleases, one for approximately 61,000 square feet (the “First Space”) and the other for approximately 27,000 square feet (the “Second Space”) expiring in October 2016 and January 2017, respectively. In October 2015, we entered into a lease agreement directly with the landlord of our San Carlos facilities, the term of which (i) will begin in October 2016 with respect to the First Space and (ii) is expected to begin in January 2017 with respect to the Second Space, subject to the existing primary lessee of the Second Space not exercising its right to renew its existing lease for that space. The initial term of the lease will expire in October 2023, and may be extended for an additional five years.

We also lease approximately 23,000 square feet of office space in Redwood City, California pursuant to a sublease that expires in August 2016.

Our subsidiary leases a total of approximately 102,000 square feet of laboratory and office space in Austin, Texas, comprising approximately 94,000 square feet pursuant to a lease expiring in November 2026 and approximately 8,000 square feet pursuant to a lease expiring in October 2016.

We may expand our facilities capacity as our employee base and laboratory processing needs grow. We believe that we will be able to obtain additional space on commercially reasonable terms.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings. The results of such legal proceedings and claims cannot be predicted with certainty, and regardless of the outcome, legal proceedings could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

On January 6, 2012, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California, alleging that U.S. Patent No. 6,258,540 licensed by Sequenom from Isis Innovation Limited, Inc., or the '540 patent, is invalid, unenforceable and not infringed by us. The '540 patent relates to non-invasive prenatal diagnosis methods. This case was consolidated in the Northern District of California with a case that Sequenom, an affiliate of Sequenom, and Isis brought on January 24, 2012 in the Southern District of California alleging infringement by us and DDC, the licensee, and at the time, the distributor, of our non-invasive paternity test, of certain claims of the '540 patent. Ariosa and Verinata also filed declaratory judgment actions regarding the '540 patent against Sequenom in the Northern District. Sequenom asserted counterclaims of infringement of the '540 patent against both Ariosa and Verinata in those respective cases. All of these cases were designated related cases. On October 30, 2013, the District Court issued an order granting Ariosa's motion for summary judgment in its case against Sequenom, finding that the claims asserted against Ariosa are invalid under 35 U.S.C. §101 for reciting non-patentable subject matter. Many of the claims of the '540 patent asserted against us were invalidated by this order. Subsequently, Sequenom entered into stipulations with Verinata and us conditionally agreeing that the remaining asserted claims of the '540 Patent should be deemed invalid under 35 U.S.C. §101. The Court then entered judgment in favor of Verinata and us in the respective cases in November 2013. Sequenom has appealed all three judgments to the Court of Appeals for the Federal Circuit, or CAFC. The CAFC consolidated the Ariosa, Verinata and our cases for purposes of appeal, such that the CAFC would be able to make a single ruling on the '540 patent claims that apply to all parties involved. The appellate arguments were heard on November 7, 2014. On December 2, 2014, Sequenom and Verinata settled the pending claims between them. On June 12, 2015, the CAFC affirmed the district court's finding of invalidity with respect to us and Ariosa. On August 13, 2015, Sequenom requested a rehearing en banc by the full panel of the CAFC, and on October 19, 2015, we and Ariosa each filed a response to Sequenom’s request. On December 2, 2015, Sequenom’s petition for a rehearing en banc was denied. On March 21, 2016, Sequenom filed a petition for writ of certiorari with the Supreme Court. We intend to continue to vigorously assert our claims and defend against the counterclaims in this lawsuit, but we cannot be certain of the outcome.

On February 17, 2016 and March 10, 2016,  two purported class action lawsuits  were filed in the Superior Court of the State of California for the County of San Mateo, against Natera, our directors and certain of our officers and 5% stockholders and their affiliates, and each of the underwriters of our July 1, 2015 initial public offering (the "IPO"). The complaints  assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for our IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about our business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. We intend to defend the matter vigorously. We are still in the preliminary stages of reviewing the allegations made in the complaints and cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on our financial condition and results of operations. In light of, among other things, the early stage of the litigations, we are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On March 4, 2016, a lawsuit was filed against us in the Superior Court of the State of California for the County of San Diego, by a patient alleging that Natera failed to perform a test that was ordered. The complaint seeks unspecified damages. We intend to vigorously defend against the claims in this lawsuit, and assert any counterclaims that may be available to us. We cannot provide any assurance as to the ultimate outcome or that an adverse resolution of this lawsuit would not have a material adverse effect on our financial condition and results of operations. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of this matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “NTRA” since July 2, 2015, the date of our initial public offering.  Prior to that date, there was no public trading market for our common stock.

The following table sets forth on a per share basis, for the periods indicated, the low and high closing sales prices of our common stock as reported by The Nasdaq Global Select Market.

	High	Low
Year Ended December 31, 2015
Third quarter (from July 2, 2015)	$24.36	$10.25
Fourth quarter	$12.14	$7.74

Holders

As of December 31, 2015, we had 42 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

No cash dividends have ever been paid or declared on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors our board of directors may deem relevant.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing. The following graph compares the cumulative total stockholder return on our common stock between July 2, 2015 and December 31, 2015 with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. The chart assumes $100 was invested at the close of market on July 2, 2015, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base Period 7/2/15	7/31/2015	8/31/2015	9/30/2015	10/30/2015	11/30/2015	12/31/2015
Company/Index
Natera, Inc.	100.00	79.55	69.57	47.71	36.28	39.09	47.49
NASDAQ Biotechnology Index	100.00	103.28	92.35	81.76	87.98	90.25	91.34
NASDAQ Composite Index	100.00	102.38	95.35	92.23	100.89	101.99	99.96

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Use of Proceeds from Initial Public Offering

In July 2015, we completed an initial public offering (“IPO”), and subsequently in August 2015, we completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, we sold 10,900,000 shares of common stock at $18.00 per share, which raised $178.5 million in proceeds, net of underwriting discounts, commissions, and offering expenses. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204622), which was declared effective by the SEC on July 1, 2015. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated July 1, 2015 and filed with the SEC on July 2, 2015 pursuant to Rule 424(b)(4) of the Securities Act.

ITEM 6.SELECTED FINANCIAL DATA

The following table presents our selected historical condensed consolidated financial data. The consolidated statements of operations data for each of the three fiscal years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

The consolidated balance sheet data as of December 31, 2013 is derived from audited financial statements that are not included in this annual report on Form 10-K.

The selected historical consolidated balance sheet and operating data presented below should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013
Selected Statement of Operations Data:
Total revenues	$190,355	$159,289	$55,171
Total cost and expenses	250,193	158,624	80,439
Interest expense and other income (expense), net	(10,437)	(5,817)	(11,842)
Net loss	(70,275)	(5,152)	(37,110)
Net loss per common share, basic and diluted	(2.68)	(1.07)	(9.66)
	As of December 31,
	2015	2014	2013
Selected Balance Sheet Data:
Cash, cash equivalents and restricted cash	$30,531	$88,487	$31,392
Short-term investments	201,586	-	-
Inventory	8,093	11,542	10,652
Property and equipment, net	12,710	14,574	9,791
Total assets	265,240	123,623	59,723
Debt	42,090	26,814	24,307
Total liabilities	80,475	54,346	46,033
Convertible preferred stock	-	240,612	185,199
Total stockholders' equity (deficit)	184,765	(171,335)	(171,509)

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best in class accuracy and coverage. In addition to our direct sales force in the United States, which we are continuing to expand, we have a global network of approximately 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology with our introduction of a global cloud-based distribution model. We have launched seven molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. Over 254,000 Panorama tests were accessioned during the year ended December 31, 2015, which represents an increase of approximately 37% over 2014 and of approximately 291% increase over 2013. Our revenues have grown to $190.4 million from $159.3 million and $55.2 million for the years ended December 31, 2014 and 2013, respectively.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of Spectrum Preimplantation Genetic Screening (PGS) in 2009 and Spectrum Preimplantation Genetic Diagnosis (PGD) in 2010; Anora Products of Conception (POC) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screen (CS) in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; and Constellation in 2015.

In the year ended December 31, 2015, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our Horizon Carrier Screening testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices. We market and sell our tests both through our direct sales force and those of our laboratory and distribution partners. We bill clinics, laboratory and distribution partners, patients and insurance payers for the tests we perform or are performed on our behalf. In cases where we bill laboratory and distribution partners, our partners in turn bill clinics, patients and insurance payers. Insurers reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the payers with positive NIPT coverage determinations include UnitedHealthcare, AETNA, Anthem, Humana and CIGNA. We and our laboratory partners have in-network contracts with insurance providers that account for over 160 million covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory and distribution partners, and the number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. We accessioned over 310,000 tests for the year ended December 31, 2015, compared to over 215,000 tests for the year ended December 31, 2014. This increase in volume is primarily due to the commercial growth of our Panorama test. We significantly increased the number of our domestic sales representatives in the third quarter of 2014 through the second quarter of 2015 in an effort to increase the number of tests distributed through our direct sales force. The percent of our revenues attributable to our U.S. direct sales force for the year ended December 31, 2015 was 77%, up from 59% for the year ended December 31, 2014. The percent of our revenues attributable to U.S. laboratory and distribution partners for the year ended December 31, 2015 was 10%, down from 26% for the year ended December 31, 2014. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the year ended December 31, 2015 was 13%, down from 14% for the year ended December 31, 2014.

In addition to distributing molecular diagnostic tests, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access bioinformatics algorithms through our cloud-based Constellation software.  This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves;  however, because we don’t incur the costs of processing the tests ourselves, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $2.2 million and $1.1 million in revenues from our licensing arrangements during the years ended December 31, 2015 and 2014, respectively. The DDC arrangement commenced in the second quarter of 2014 and our other arrangements commenced during the fourth quarter of 2015.

Our revenues increased to $190.4 million in the year ended December 31, 2015 from $159.3 million and $55.2 million in the years ended December 31,  2014 and 2013, respectively. Panorama revenues accounted for $139.6 million, or 73%, of our revenues for the year ended December 31, 2015; $116.1 million, or 73%, of our revenues for the year ended December 31, 2014; and $30.9 million, or 56%, of our revenues for the year ended December 31, 2013.  For the year ended December 31, 2015, there were no customers exceeding 10% of the total revenue on an individual basis. Bio-Reference represented 5% of our revenues for the year ended December 31, 2015. Sales to Quest Diagnostics Incorporated, Progenity Inc., and Bio-Reference Laboratory, Inc. represented 10%, 5%, and 6% of our revenues for the year ended December 31, 2014, respectively, and 16%, 12% and 5% of our revenues for the year ended December 31, 2013, respectively. Both Quest Diagnostics Incorporated and Progenity Inc., which were our two largest laboratory partners in 2013 and who represented a combined 51% of our Panorama revenues in 2013, terminated their agreements with us in 2014. Revenues from customers outside the United States were $25.4 million, $22.8 million and $6.9 million, representing approximately 13%, 14% and 13%, respectively, of our revenues, for the years ended December 31, 2015, 2014 and 2013, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the years ended December 31, 2015, 2014 and 2013 were $70.3 million, $5.2 million and $37.1 million, respectively. This included non-cash stock compensation expense of $7.3 million, $5.2 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $250.1 million.

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

Our two primary distribution channels are our: direct sales force and our laboratory and distribution partners. We have also recently implemented a cloud-based distribution model, from which we begin recognizing revenue in the fourth quarter of 2015. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We do not maintain an account receivable balance in our financial statements for outstanding billing to the insurance payers because we cannot determine the collectable portion of the billings until cash is received.

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

Revenue recognized on a cash basis represented 85%, 67% and 45% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had  12 licensing and service arrangements with laboratories under our cloud-based distribution model. For the year ended December 31, 2015, we recognized revenue from only three such arrangements.

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

However, having rapidly achieved scale, we have increased our focus on more efficient use of labor, automation, and DNA sequencing. For example, we have updated the molecular and bioinformatics process for Panorama to further reduce the sequencing reagents, test steps and associated labor costs required to obtain a test result, while increasing the sensitivity of the test to allow it to run with lower fetal fraction input. These improvements also reduced the frequency of the need to require blood redraws from the patient. In addition, we are continuing to grow our cloud-based distribution network. This model reduces sample shipping, labor, and material costs at our CLIA-certified laboratory in California. Four of our laboratory licensees have begun running tests developed under license from us in their own laboratories, leaving us to provide only the algorithmic data analysis in the cloud through our Constellation software and it’s maintenance. We have agreements with various other laboratories, and are in active discussions with many other potential licensees, to implement this distribution model.

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

Interest Income and Other (Expense), Net

Interest/other income (expense) is from interest earned on our cash, settlement over contract dispute, debt extinguishment of our secured term loan and other expense relates to the changes in the fair value associated with our warrants.

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

Revenue Recognition

We consider our services rendered when we deliver reports of our test results. When we have contracted a fixed or determinable price for our services and when collectability of revenues is reasonably assured, we recognize revenues upon delivery of test reports which include contractual and other adjustments, such as an allowance for doubtful accounts, to arrive at the amount that we expect to collect. The fixed fees identified in contracts change only if a pricing amendment is agreed upon between the parties. For cases in which there is no price established, we recognize revenues on a cash basis. In all other situations, as we do not have a sufficient history of collection and are not able to determine a predictable pattern of payment, we recognize revenues when cash is received.

Certain of our arrangements include multiple deliverables. For revenue arrangements with multiple deliverables, we evaluate each deliverable to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has "stand-alone value" to the customer and whether a general right of return exists. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. We use judgment in identifying the deliverables in our arrangements, assessing whether each deliverable is a separate unit of accounting, and in determining the best estimate of selling price for certain deliverables. We also use judgment in determining the period over which the deliverables are recognized in certain of our arrangements. Any amounts received that do not meet the criteria for revenue recognition are recorded as deferred revenue until such criteria are met.

As of December 31, 2015, we had  12 licensing and service arrangements with laboratories under our cloud-based distribution model. For the year ended December 31, 2015, we recognized revenue from only three such arrangements.  Royalty revenues from these licensing and service agreements are recognized when earned and are included in other revenues in the statement of operations.

Income Taxes

We file U.S. federal income tax returns and tax returns in various states. To date, we have not been audited by the Internal Revenue Service or any state income tax authority. We have not recorded any U.S. federal income tax expense for the years ended December 31, 2015, 2014 and 2013, due to our history of operating losses.

As of December 31, 2015, our net deferred tax assets before valuation allowance were $51.2 million, for which we established a full valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses, or NOLs, and tax credit carryforwards. As of December 31, 2015, we had federal and state NOLs carryforwards of approximately $114.5 million and $73.2 million, respectively, which begin to expire in 2027 and 2017, respectively, if not utilized. The deferred tax assets related to NOLs do not include excess tax benefits from employee stock option exercises. We also had federal research and development credit carryforwards of approximately $4.6 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $3.4 million, which can be carried forward indefinitely.

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets as of December 31, 2015. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Federal and California tax laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an "ownership change" for tax purpose, as defined in Section 382 of the Internal Revenue Code. Accordingly, our ability to utilize these carryforwards may be limited as the result of such ownership change. Such a limitation could restrict the use of the NOLs in future years and possibly a reduction of the NOLs available.

We are subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. We are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for tax years before 2010. We are subject to U.S. federal, state and local tax examinations by tax authorities for all prior tax years since incorporation.

As of December 31, 2015, the balance of gross uncertain tax benefits was $2.4 million. In 2015, the balance of gross uncertain tax benefits increased $1.0 million related to current year research credits claimed. The reversal of the uncertain tax benefits will not affect our effective tax rate to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We do not anticipate significant changes to our current uncertain tax positions through December 31, 2016. We recognize any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2015, there were no accrued interest and penalties related to uncertain tax positions.

Fair Value Measurements

Our financial assets and liabilities carried at fair value comprise investments in money market funds and liabilities for preferred stock warrants and our senior secured term loan. The fair value accounting guidance requires that assets and liabilities carried at fair value be classified in one of the following three categories:

•	Level I: Quoted prices in active markets for identical assets and liabilities that we have the ability to access;
•	Level II: Observable market-based inputs or unobservable inputs that are corroborated by market data, such as quoted prices, interest rates, and yield curves; or
•	Level III: Inputs that are unobservable data points that are not corroborated by market data.

This hierarchy requires that we use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Fair Value—Senior Secured Term Loan

We have elected to account for our senior secured term loan at fair value. The fair value of this liability represents a term loan, royalty interest, and a delayed draw loan that is based upon the achievement of certain revenues targets over the life of the contract. The fair value of the liability is determined using Level III inputs such as discounted cash-flow methodology, a Monte Carlo Simulation model for projected revenues, and the Longstaff-Schwartz model for royalty payments with significant inputs that include discount rate, projected revenues, projected royalty payments and percentage probability of occurrence for projected revenues and royalty payments. A significantly different fair value measurement could result from the following: a significant change in projected revenues in isolation, a significant change in the timing of the delayed draw loan, a significant change in the discount rate in isolation, or changes in the probability of occurrence between the outcomes in isolation. In October 2015, we paid off the entire borrowings under the secured term loan.  We made a payment comprising in principal, prepayment penalty and royalty payment applied toward the royalty obligation. This payment released us from all future loan payments, royalty payments and all associated liens securing the loan.

Fair Value—Warrants

Our common stock warrants are valued using Level III inputs; we use inputs from a Black-Scholes model with market volatility that is determined for comparable companies in the same business sector. Significant judgement is employed in determining the Level III inputs such as volatility and the term.  Changes to our assumptions could have a material impact on our results of operations in any given period and actual results may differ from estimates. For example significant lower estimates of volatility would result in material lower fair value measurement while higher volatilities would result in higher fair value measurements. carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

Stock-Based Compensation

We have included stock-based compensation as part of our cost of revenues and our operating expenses in our statements of operations as follows:

	Year ended December 31,
	2015			2014			2013
	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$351	$241	$592	$262	$29	$291	$55	$7	$62
Research and development	1,566	9	1,575	1,563	30	1,593	612	4	616
Selling, general and administrative	4,993	166	5,159	3,180	93	3,273	970	9	979
Total	$6,910	$416	$7,326	$5,005	$152	$5,157	1,637	$20	$1,657

Stock-based compensation related to stock options granted to our employees and non-employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. No compensation cost is recognized on stock options for employees and non-employees who do not render the requisite service and therefore forfeit their rights to the stock options. We use the Black-Scholes option-pricing model to estimate the fair value of our stock options. We account for stock options issued to non-employees based on the estimated fair value of the awards using the Black-Scholes option-pricing model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our statements of operations during the period that the related services are rendered.

Effective in the year ended December 31, 2015, pursuant to agreements with our option holders, we changed the estimated expiration of our repurchase right for 1.3 million exercised and unvested shares outstanding that are subject to repurchase right held by us through the 210 days after the date of the prospectus filed in connection with our initial public offering. Accordingly the unrecognized compensation expense is being accelerated over a shorter performance period through January 2016. As a result of this acceleration, we recorded an additional $1.3 million in stock-based compensation expense during the year ended December 31, 2015.

We estimate the fair value of our stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Year ended December 31,
	2015			2014			2013
Expected term	5.6	—	10.0	4.91	—	7.06	6.0
Expected volatility	69.7%	—	78.8%	73.4%	—	87.0%	63.7%	—	85.7%
Expected dividend rate			0%			0%			0%
Risk-free interest rate	1.56%	—	2.32%	1.65%	—	2.04%	0.44%	—	2.86%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. Our historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. For granted "at-the-money" stock options, we estimate the expected term by using the simplified method permitted by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For stock options that are not granted "at-the-money," we use the binomial lattice model to calculate the expected term. The binomial lattice model is a model for determining the expected term by utilizing a range of possible future outcomes.

Expected Volatility:    We derived the expected volatility from the average historical volatilities of comparable publicly traded companies within our peer group over a period approximately equal to the expected term.

Expected Dividend Rate:    We have not paid and do not anticipate paying any dividends in the near future.

Risk-Free Interest Rate:    The risk-free interest rate assumption is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U. S. Treasury notes with maturities approximately equal to the expected term.

Results of operations

Comparison of the years ended December 31, 2015, 2014 and 2013

	Year Ended
	December 31,			Changes
	2015	2014	2013	2015 - 2014	2014 - 2013
	(in thousands)
Revenues:
Product revenues	$188,168	$157,308	$54,955	$30,860	$102,353
Other revenues	2,187	1,981	216	206	1,765
Total revenues	190,355	159,289	55,171	31,066	104,118
Cost and expenses:
Cost of product revenues	112,845	78,396	37,275	34,449	41,121
Research and development	27,711	17,292	11,550	10,419	5,742
Selling, general and administrative	109,637	62,936	31,614	46,701	31,322
Total cost and expenses	250,193	158,624	80,439	91,569	78,185
(Loss) gain from operations	(59,838)	665	(25,268)	(60,503)	25,933
Interest expense	(3,505)	(4,219)	(1,873)	714	(2,346)
Interest expense from accretion of convertible notes	—	—	(7,901)	—	7,901
Interest benefit (expense) from changes in the fair value of long-term debt	964	118	(2,166)	846	2,284
Other (expense) income , net	(7,896)	(1,716)	98	(6,180)	(1,814)
Net loss	$(70,275)	$(5,152)	$(37,110)	$(65,123)	$31,958

Revenues

Revenues increased $31.1 million, or 19.5%, in the year ended December 31, 2015 from the year ended December 31, 2014. This was primarily due to the increase in volume of tests performed during the year. Approximately 84% of our revenues during the year ended December 31, 2015 were derived from test volumes accessioned in the year ended December 31, 2015; the balance of our revenues was derived from tests accessioned in prior years. Panorama revenue increased $23.5 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to increased Panorama volumes, and revenues from non-Panorama products increased $7.6 million during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenues increased $104.1 million, or 188.7%, in the year ended December 31, 2014 from the year ended December 31, 2013. This was primarily due to increased sales of Panorama, which was launched in March 2013. Approximately 93% of our revenues during the year ended December 31, 2014 were derived from test volumes accessioned in the year ended December 31, 2014; the balance of our revenues was derived from tests accessioned in prior years. Panorama revenue increased $85.2 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increased Panorama volumes, and revenues from non-Panorama products increased $18.9 million during the year ended December 31, 2014 compared to the year ended December 31, 2013.

During the year ended December 31, 2015, we accessioned greater than 310,000 tests, including greater than 254,000 Panorama tests and greater than 42,000 Horizon carrier screening tests. We recognized revenue on greater than 138,000 tests, including greater than 118,000 Panorama tests and greater than 12,600 Horizon carrier screening tests, in the year ended December 31, 2015. Eighty-four percent of the 138,000 tests, including 85% of the 118,000 Panorama tests and 75% of the 12,600 Horizon carrier screening tests, were accessioned in the year ended December 31, 2015, and the remainder were accessioned in prior years. During the year ended December 31, 2014, we accessioned greater than 215,000 tests, including greater than 185,000 Panorama tests and greater than 16,300 Horizon carrier screening tests. We recognized revenue on greater than 138,000 tests, including greater than 121,000 Panorama tests and greater than 7,600 Horizon carrier screening tests, in the year ended December 31, 2014. Ninety-three percent of the 138,000 tests, including 94% of the 121,000 Panorama tests and 86% of the 7,600 Horizon carrier screening tests, were accessioned in the year ended December 31, 2014, and the remainder were accessioned in prior years.  During the year ended December 31, 2013, we accessioned greater than 85,000 tests, including greater than 65,000 Panorama tests and greater than 6,000 Horizon carrier screening tests. We recognized revenue on greater than 58,000 tests, including greater than 45,000 Panorama tests and greater than 3,200 Horizon carrier screening tests, in the year ended December 31, 2013.  Ninety-seven percent of the 58,000 tests,  including 100% of the 45,000 Panorama tests and 82% of the 3,200 Horizon carrier screening tests, were accessioned in the year ended December 31, 2013, and the remainder were accessioned in prior years.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for certain tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same year in the year ended December 31, 2015 compared to the year ended December 31, 2014, as well as in the year ended December 31, 2014 compared to the year ended December 31, 2013, is related to the increasing percentage of tests distributed through our direct sales force in each year. We also saw a decrease in the percentage of revenue recognized in the three months ended December 31, 2015 from tests accessioned in that period, compared to the three months ended September 30, 2015. Approximately 46% of revenue recognized in the three months ended December 31, 2015 was derived from test volumes accessioned in that quarter, compared to approximately 56% of revenue recognized in the three months ended September 30, 2015 that was derived from test volumes accessioned in that quarter. This decrease is primarily attributable to increased volumes of our Horizon carrier screening tests, as we are still in the process of integrating these tests into our billing infrastructure and therefore experience longer processing times for these tests; there was also a higher contribution to revenue from successful appeals of previously denied claims.

Revenues from customers outside the United States were $25.4 million, $22.8 million and $6.9 million for the year ended December 31, 2015, 2014 and 2013, respectively.

Cost of product revenues

Cost of product revenues increased $34.4 million, or 43.9%, in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in the volume of tests performed in the year combined with an increase in material and personnel costs, which are directly related to the growth in Panorama tests performed in the year ended December 31, 2015. As a percentage of total revenues, cost of product revenues were 59.3% for the year ended December 31, 2015 compared to 49.2% for the year ended December 31,  2014 in part due to increased cost per test related to expenses associated with our microdeletions panel, impairment of assets expected to be sold and increased proportion of Horizon carrier screening, which has a higher cost per test than Panorama. Also, we continued to drive Panorama volume growth in the average risk population, which is not yet broadly reimbursed.

Cost of product revenues increased $41.1 million, or 110.3%, in the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to an increase in the volume of tests performed in the year combined with an increase in material and personnel costs, which are directly related to the growth in Panorama tests performed in the year ended December 31, 2014. As a percentage of total revenues, cost of product revenues decreased to 49.2% for the year ended December 31, 2014 from 67.6% for the year ended December 31,  2013.

We recorded an asset impairment charge of $1.0 million against a specific group of machinery and equipment during the year ended December 31, 2015. We no longer use this specific group of machinery and equipment because of outsourcing to our partners. The impairment charge was recorded to reflect reductions in the estimated realizable value of the machinery and equipment as a result of planning for its sale in the secondary market. We recorded the total impairment charge of $1.0 million in cost of product revenue. We sold some of the impaired machinery and equipment during the fourth quarter of 2015 for $0.5 million and classified the remaining impaired machinery and equipment as held for sale at the estimated realizable value of $0.2 million.

Research and development

Research and development expenses increased $10.4 million, or 60.3%, in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in research and development expenses was primarily attributable to a $6.5 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount as well as a $1.9 million increase in outside services costs, a $1.1 million increase in laboratory expenses, and a $0.9 million increase in office, facilities and other expenses. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products. In the near term, we will continue to grow research and development expenses in support of Panorama and other new products and programs, including the application of our proprietary technologies for cancer and other disease detection.

Research and development expenses increased $5.7 million, or 49.7%, in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in research and development expenses was primarily attributable to a $4.0 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount as well as a $0.7 million increase in outside services costs, primarily related to consulting fees, a $0.3 million increase in laboratory expenses, and a $0.7 million increase in office, facilities and other expenses. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products. In the near term, we will continue to grow research and development expenses in support of Panorama and other new products and programs, including the application of our proprietary technologies for cancer and other disease detection.

Selling, general and administrative

Selling, general and administrative expenses increased $46.7 million, or 74.2%, in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in selling, general and administrative expenses was primarily attributable to a $30.7 million increase in salaries and personnel‑related costs associated with an increase in sales and marketing personnel to support our growth in our direct sales model. Selling, general and administrative expenses reflects the net addition of 142 employees and contractors from December 31, 2014 to December 31, 2015. In addition, we experienced a $5.4 million increase in travel expenses and $2.1 million increase in outside services costs, primary related to insurance billing and legal fees. Marketing expenses increased $3.2 million, administrative and other expenses increased $2.1 million, office expenses increased $1.9 million, and facilities expenses increased $1.3 million. As we continue to grow as a public company, we expect our selling, general and administrative expenses to continue to increase.

Selling, general and administrative expenses increased $31.3 million, or 99.1%, in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in selling, general and administrative expenses was primarily attributable to a $22.0 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growth in sales personnel related to our direct sales model. This includes a $2.3 million increase in stock-based compensation expense. Selling, general and administrative reflects the net addition of 115 employees from December 31, 2013 to December 31, 2014. In addition, we experienced a $2.5 million increase in expenses in our marketing, advertising and promotional event programs and travel primarily related to the expansion of marketing for Panorama. Travel expenses increased $3.1 million, administration and other expenses increased $1.4 million, office expenses increased $1.0 million, outside services increased $0.8 million, and facilities expenses increased $0.5 million.

Interest (expense)

Interest (expense) decreased $0.7 million,  in the year ended December 31, 2015 compared to the year ended December 31, 2014 and was primarily comprised of interest expense related to the senior secured term loan and equipment financing facility.

Interest (expense)  increased $2.3 million,  in the year ended December 31, 2014 compared to the year ended December 31, 2013 and was primarily comprised of interest expense related to the senior secured term loan and equipment financing facility.

Interest expense from accretion of convertible notes

Interest expense from accretion of convertible notes decreased $7.9 million, in the year ended December 31, 2014 compared to the year ended December 31, 2013 as our Series C and Series D convertible notes converted to preferred stock in February 2013.

Benefit from changes in the fair value of long-term debt

Benefit from changes in the fair value of long-term debt increased $0.8 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to fair value measurement of the senior secured term loan for the year ended December 31, 2015. This term loan was entered into in April 2013 and repaid in October 2015.

Benefit from changes in the fair value of long-term debt increased $2.3 million in the year ended December 31, 2014 from an expense the year ended December 31, 2013 due to fair value measurement of the senior secured term loan for the year ended December 31, 2014. This term loan was entered into in April 2013.

Other income (expense), net

Other income (expense), net increased $6.2 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 and was primarily related to the debt extinguishment expenses from the payoff of the senior secured loan.

Other expense, net increased $1.8 million from income in the year ended December 31, 2014 compared to the year ended December 31, 2013 and was primarily related to the fair value measurement of the outstanding warrants as of December 31, 2014.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the years ended December 31, 2015, 2014 and 2013, we had net losses of $70.3 million, $5.2 million and $37.1 million, respectively, and we expect to incur additional losses in future years. As of December 31, 2015 and 2014, we had an accumulated deficit of $250.1 million and $179.8 million, respectively.

Until our IPO on July 1, 2015, we had  funded our operations primarily with the net proceeds from sales of our preferred stock and convertible promissory notes, borrowings under our senior secured term loan arrangement with ROS Acquisition Offshore LP, or ROS, our credit facilities with a commercial bank and revenues from operations. We also received $5.7 million of grant income from the National Institutes of Health. We had $28.9 million and $87.2 million of cash and cash equivalents, $1.6 million and $1.3 million of restricted cash as of December 31, 2015 and 2014, respectively. We had $201.6 million of investments as of December 31, 2015.

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

Senior Secured Term Loan

In April 2013, we entered into a senior secured term loan arrangement with ROS Acquisition, L. P.,  as amended June 6, 2014, which we refer to as the Secured Loan Arrangement for $40.0 million in aggregate borrowing capacity, of which we borrowed $20.0 million. The Secured Loan Arrangement consisted of a term loan, or Credit Agreement, a warrant to purchase 376,691 shares of common stock with an exercise price of $2.3229 per share (which expires in April 2023) and an agreement to pay royalties on our revenues, or Royalty Agreement.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. In October 2015, we borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Credit Agreement with ROS. The payment of $28.0 million to ROS included $20.0 million in principal, $2.0 million (10% of the outstanding principal) in prepayment penalty, and a $6.0 million (includes third quarter 2015 and payoff expense) royalty payment applied toward the royalty obligation. This terminated the loan, royalty and all associated liens securing the Credit Agreement. The Credit Line bears interest at one-month LIBOR plus 0.65%, and equaled approximately 0.84% per annum at the time of the draw. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS.

In November 2015, we borrowed an additional $10.0 million from the Credit Line to provide working capital at an interest rate of approximately 0.85% (one-month LIBOR plus 0.65%). This draw down increased the total principal amount outstanding under the Credit Line to $42 million. We accrued $0.1 million in interest on the $42.0 million Credit line during the year ended December 31, 2015.

Equipment Financing Facility

In November 2011, we entered into a loan and security agreement with Comerica Bank. We amended this agreement in January 2012, May 2012, January 2013, April 2013 and most recently in December 2014, or the Fifth Amendment. The loan and security agreement, as amended, or the Equipment Financing Facility, allowed us to borrow $5.9 million to fund equipment purchases. We paid interest on the unpaid principal at the financial institution's prime rate plus 3.10%, which equals 6.35%.

In September 2015, we paid off the remaining balance of the Equipment Financing Facility in the amount of $4.1 million comprising principal, interest and administrative fees and settling our obligations under the Equipment Financing Facility.

Cash Flows

Our primary uses of cash are to fund our operations as we continue to grow our business. We expect to continue to incur operating losses in the future as our operating expenses increase to support the growth of our business. We expect that our research and development, and selling, general and administrative expenses will continue to increase as we expand our marketing efforts and support our internal sales force to drive increased adoption of and reimbursement for Panorama, continue our research and development efforts with respect to expanding Panorama's and Horizon's capabilities and further developing our product pipeline. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Management may elect, however, to finance operations by selling additional equity securities. If additional funding is required or desired, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands)
Cash (used in) provided by operating activities	$(37,832)	$10,490	$(24,132)
Cash (used in) investing activities	(210,679)	(9,942)	(8,245)
Cash provided by financing activities	190,282	56,132	57,126
Net (decrease) increase in cash	(58,229)	56,680	24,749
Cash at beginning of year	87,176	30,496	5,747
Cash at end of year	$28,947	$87,176	$30,496

Cash (Used in) Provided by Operating Activities

Cash (used in) operating activities for the year ended December 31, 2015 was $37.8 million. The net loss of $70.3 million reflects, cash charges of $7.3 million, non‑cash charges of $5.5 million of depreciation and amortization, $7.3 million of stock compensation expense and a $0.5 million charge from the change in the value of long‑term debt and warrants, $1.6 million impairment on assets, and other non‑cash charges of $0.9 million. The increase in operating assets of $2.6 million was primarily due to an increase in prepaid assets and other current assets of $3.8 million, an increase in accounts receivable of $0.5 million, and an increase in other assets and restricted cash of $1.3 million, offset by a decrease in inventory of $2.9 million. Operating liabilities increased by $12.0 million primarily driven by increases in accounts payable of $1.4 million, accrued compensation of $2.6 million, and other accrued liabilities of $8.0 million.

Cash provided by operating activities for the year ended December 31, 2014 was $10.5 million. The net loss of $5.2 million reflects non-cash charges of $5.1 million of depreciation and amortization, $5.2 million of stock compensation, a $1.7 million charge from the change in the value of warrants and other non-cash charges of $0.2 million. The increase in operating assets of $0.7 million was primarily due to a $0.9 million increase in inventory to meet the material requirements for the sale of Panorama and an increase in prepaid assets of $0.1 million offset by a decrease in accounts receivable of $0.3 million. Operating liabilities increased by $4.1 million primarily driven by increases in accrued compensation of $3.0 million and other accrued liabilities of $4.4 million offset by decreases in accounts payables of $2.4 million and deferred revenue of $0.9 million.

Cash used in operating activities for the year ended December 31, 2013 was $24.1 million. The net loss of $37.1 million reflects non-cash charges of $7.9 million related to the conversion of the Series C and Series D Convertible Notes, $2.5 million of depreciation and amortization, $2.2 million change in fair value of long-term debt and $1.7 million of stock-based compensation. The increase in operating assets of $15.3 million was primarily due to a $9.1 million increase in inventory to meet the material requirements for the sale of Panorama and a $5.3 million increase in accounts receivable due to increased revenues from laboratories and clinics ordering Panorama. Cash used in operating activities was offset by a $14.0 million increase in operating liabilities primarily driven by a $6.8 million increase in accounts payable, a $6.3 million increase in accrued liabilities and a $0.9 million increase in deferred revenues.

Cash (Used in) Investing Activities

Cash (used in) investing activities for the year ended December 31, 2015 was $210.7 million and was primarily related to $203.3 million of investments and the acquisition of $7.9 million of property and equipment, offset by proceeds from the sale of $0.5 million of property and equipment.

Cash (used in) investing activities for the year ended December 31, 2014 was $9.9 million and was primarily related to the acquisition of property and equipment.

Cash (used in) investing activities for the year ended December 31, 2013 was $8.2 million and was primarily related to the acquisition of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2015 was $190.3 million consisting primarily of proceeds from issuance of common stock and exercise of stock options, net of $180.0 million, proceeds from short-term debt of $42.0 million, proceeds from exercise of stock options of $1.3 million, proceeds from collection of officer receivable of $0.2 million, which were offset by debt extinguishment of $7.3 million, repayments of secured financing and the Equipment Financing Facility of $25.9 million.

For the year ended December 31, 2014, net cash provided by financing activities was $56.1 million, consisting of net proceeds from the issuance of preferred stock of $55.4 million, proceeds from the Equipment Financing Facility of $5.1 million, which was offset by $2.5 million in payments on the Equipment Financing Facility, $1.7 million in deferred offering costs, and restricted cash of $0.4 million.

Cash provided by financing activities for the year ended December 31, 2013 was $57.1 million and consisted primarily of $35.4 million from the sale of Series E convertible preferred stock and bridge loan, $20.0 million from the Credit Agreement draw down, and $3.2 million in net proceeds from the Equipment Financing Facility. This was offset by issuance costs of $0.4 million in connection with the sale Series E convertible preferred stock, $0.5 million in payments on the Equipment Financing Facility and a $0.9 million increase in restricted cash.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Agreement, Royalty Agreement Credit Line and the Equipment Financing Facility.

The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$52,996	$3,212	$11,418	$12,444	$25,922
Short-term debt(1)	42,000	42,000	—	—	—
Interest on short-term debt(2)	90	90	—	—	—
Inventory purchase obligations(3)	13,733	10,733	3,000	—	—
Total	$108,819	$56,035	$14,418	$12,444	$25,922

(1)	Represents proceeds drawn from our Credit Line.

(2)	Represents our accrued interest as of December 31, 2015 on our Credit Line.

(3)

Represents material open inventory purchase orders in the aggregate with suppliers as of December 31, 2015, including non-cancelable commitments with Illumina, Inc. for $12.2 million, for inventory material used in the laboratory testing process. This $12.2 million represents binding and future minimum purchase obligations with Illumina, Inc. through September 30, 2017.

The amounts in the table above do not include a purchase commitment entered into in January 2015 with a minimum of $5.1 million in connection with a laboratory services agreement which services are required to be rendered through October 2016.

Operating Lease Obligations

As of December 31, 2015, we sub‑lease office facilities under non‑cancelable operating lease agreements. In January 2013, we amended our sublease agreement to expand our corporate headquarters in San Carlos, California. In connection with the amendment, we executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. The related subleases expire in October 2016.

In March 2014, we entered into an additional sub‑lease agreement to expand our corporate headquarters with additional office and laboratory space. In connection with the sub-lease, we executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account. The lease and additional sub‑lease expires in January 2017.

In October 2015, we entered into a lease agreement for our corporate headquarters for the lease of two spaces totaling approximately 88,000 square feet through October 5, 2023. We currently occupy our corporate headquarters pursuant to two subleases with the current primary lessees. The lease agreement begins in October 2016 at a monthly rent of $0.2 million per month and increase each year thereafter to a maximum of $0.4 million in the final year of the initial term of the Lease. We are entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for the costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit, and the option to extend the lease for an additional five years per the terms of the lease agreement.

In April 2015, we entered into a sub-lease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $0.1 million per month. The lease period began in June 2015 and will terminate in August 2016 with no option to extend the lease. In addition, we have paid a security deposit of $0.1 million.

In September 2015, our subsidiary entered into a long-term lease agreement for lab and office space in Austin, Texas. The lease term is 132 months beginning in December 2015 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Per the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the landlord has allotted the subsidiary a refundable allowance for leasehold improvements of up to $7.8 million and none has been drawn as of yearend. We may renew the lease for an additional five years per the terms of the lease agreement.

In October 2015, our subsidiary entered into a one year lease agreement for temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month to month basis following the 12th month. The terms of the lease include a $12,900 security deposit.

We amortize our leasehold improvements allowance over the entire life of the lease contract on a straight-line basis as an offset to monthly rent expense. Monthly rent expense is calculated by summing all of the rent payments over the life of the lease and calculating the monthly rent expense on a straight-line basis by dividing the sum of all payments over the life of the lease by the number of months in the lease contract. Monthly rent expense is then offset by the amortization of leasehold improvements allowance when applicable.

Inventory Purchase Obligations

As of December 31, 2015, we have non‑cancelable contractual commitments with Illumina, Inc. and other material suppliers for approximately $12.2 million and $1.5 million respectively,  for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations through December 31, 2016.

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

ITEM 7A:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 0.65%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.4 million based on our $42.1 million balance under the Credit Line including principal and accrued interest as of December 31, 2015.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2016, our interest income would change by approximately $2.0 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of December 31, 2015.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATERA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natera, Inc.

We have audited the accompanying consolidated balance sheets of Natera, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natera, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 23, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$28,947	$87,176
Restricted cash, current portion	901	503
Short-term investments	201,586	—
Accounts receivable, net of allowance of $971 in 2015 and $527 in 2014	5,862	5,942
Inventory	8,093	11,542
Prepaid expenses and other current assets	5,337	1,314
Total current assets	250,726	106,477
Property and equipment, net	12,710	14,574
Restricted cash, long term portion	683	808
Other assets	1,121	1,764
Total assets	$265,240	$123,623
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,332	$8,867
Accrued compensation	8,552	5,980
Other accrued liabilities	18,708	10,341
Deferred revenue	144	112
Equipment loan, current portion	—	2,340
Short-term debt financing	42,090	—
Warrants	3,649	2,232
Total current liabilities	80,475	29,872
Equipment loan, long term portion	—	3,510
Senior secured term loan	—	20,964
Total long-term liabilities	—	24,474
Total liabilities	80,475	54,346
Commitments and contingencies (Note 6)
Convertible preferred stock, issuable in series, $0.0001 par value: 51,233 shares authorized at December 31, 2014, 31,397 shares issued and outstanding at December 31, 2014; aggregate liquidation preference of $133,757 at December 31, 2014	—	240,612
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 50,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.0001 par value: 750,000 and 82,000 shares authorized at December 31, 2015 and December 31, 2014, respectively, 50,346 and 6,879 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	5	1
Additional paid in capital	436,259	8,664
Notes receivable from officers	—	(192)
Accumulated deficit	(250,083)	(179,808)
Accumulated other comprehensive loss	(1,416)	—
Total stockholders’ equity (deficit)	184,765	(171,335)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$265,240	$123,623

See accompanying notes.

Natera, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenues
Product revenues	$188,168	$157,308	$54,955
Other revenues	2,187	1,981	216
Total revenues	190,355	159,289	55,171
Cost and expenses
Cost of product revenues	112,845	78,396	37,275
Research and development	27,711	17,292	11,550
Selling, general and administrative	109,637	62,936	31,614
Total cost and expenses	250,193	158,624	80,439
Gain (loss) from operations	(59,838)	665	(25,268)
Interest expense	(3,505)	(4,219)	(1,873)
Interest expense from accretion of convertible notes	—	—	(7,901)
Interest benefit (expense) from changes in the fair value of long term debt	964	118	(2,166)
Other (expense) income, net	(7,896)	(1,716)	98
Net (loss)	$(70,275)	$(5,152)	$(37,110)
Unrealized loss on available-for-sale securities, net of tax	(1,416)	—	—
Comprehensive (loss)	$(71,691)	$(5,152)	$(37,110)

Basic and diluted net loss per share	$(2.68)	$(1.07)	$(9.66)

Weighted-average number of shares used in computing basic and diluted net loss per share	26,204	4,800	3,841

See accompanying notes.

Natera, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

 (In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Capital	from Officers	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2012	11,572	$10,516	5,849	$1	$1,422	$(192)	$-	$(137,546)	$(136,315)
Issuance of Series C and D Preferred Stock upon conversion of notes payable and accrued interest	9,592	139,664	-	-	-	-	-	-	-
Issuance of Series E Convertible Preferred Stock at $6.02 per share net of issuance costs of $405,371	5,884	35,019	-	-		-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	712	-	259	-	-	-	259
Stock-based compensation	-	-	-	-	1,657	-	-	-	1,657
Net loss	-	-	-	-	-	-	-	(37,110)	(37,110)
Balance as of December 31, 2013	27,048	185,199	6,561	1	3,338	(192)	-	(174,656)	(171,509)
Issuance of Series F Convertible Preferred Stock at $12.76 per share net of issuance costs of $86,933	4,349	55,413	-	-	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	318	-	169	-	-	-	169
Stock-based compensation	-	-	-	-	5,157	-	-	-	5,157
Net loss	-	-	-	-	-	-	-	(5,152)	(5,152)
Balance as of December 31, 2014	31,397	240,612	6,879	1	8,664	(192)	-	(179,808)	(171,335)
Issuance of common stock upon exercise of stock options	-	-	1,170	-	1,258	-	-	-	1,258
Stock-based compensation	-	-	-	-	7,326	-	-	-	7,326
Issuance costs of Series F Convertible Preferred Stock	-	(27)	-	-	-	-	-	-	-
Officer loan receivable repayment	-	-	-	-	-	192	-	-	192
Issuance of common stock in connection with the initial public offering	-	-	10,900	1	182,465	-	-	-	182,466
Issuance costs of initial public offering	-	-	-	-	(4,036)	-	-	-	(4,036)
Conversion of all Preferred Stock into Common Stock upon the completion of the initial public offering	(31,397)	(240,585)	31,397	3	240,582	-	-	-	240,585
Net loss	-	-	-	-	-	-	-	(70,275)	(70,275)
Accumulated other comprehensive income (loss)	-	-	-	-	-	-	(1,416)	-	(1,416)
Balance as of December 31, 2015	-	$-	50,346	$5	$436,259	$-	$(1,416)	$(250,083)	$184,765

See accompanying notes.

Natera, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(70,275)	$(5,152)	$(37,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible notes	—	—	7,901
Non-cash interest	—	—	15
Depreciation and amortization	5,535	5,148	2,528
Amortization of debt discount	28	—	—
Amortization of premium on investment securities	288	—	—
Loss (gain) on sales of property and equipment	(2)	11	—
Impairment of assets	1,557	—	—
Stock-based compensation	7,326	5,157	1,657
(Gain)/loss from changes in fair value of warrants	1,481	1,664	(52)
(Gain)/loss from change in fair value of long term debt	(964)	(118)	2,166
Provision for doubtful accounts	529	349	527
Loss on debt extinguishment	7,313	—	—
Changes in operating assets and liabilities:
Accounts receivable	(450)	341	(5,848)
Inventory	2,929	(890)	(9,054)
Prepaid expenses and other current assets	(3,797)	(137)	(820)
Restricted cash	(273)	—	—
Other assets	(1,041)	(24)	(63)
Accounts payable	1,354	(2,430)	6,792
Income taxes payable	—	(15)	—
Accrued compensation	2,572	2,994	1,658
Other accrued liabilities	8,026	4,450	4,702
Deferred revenue	32	(858)	869
Net cash (used in) provided by operating activities	(37,832)	10,490	(24,132)

Investing activities
Purchases of investments	(203,290)	—	—
Proceeds from sale of property and equipment	463	15	—
Purchases of property and equipment, net	(7,852)	(9,957)	(8,245)
Net cash (used in) investing activities	(210,679)	(9,942)	(8,245)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	180,001	170	259
Proceeds from exercise of stock options	1,258	—	—
Bridge loan	—	—	2,000
Proceeds from issuance of preferred stock, net	—	55,413	33,019
Proceeds from senior secured term loan	—	—	20,000
Costs paid for loan	(6)	—	(479)
Proceeds from short-term financing	42,000	—	—
Proceeds from equipment financing	—	5,105	3,700
Repayments of equipment financing	(5,850)	(2,480)	(475)
Repayments of secured financings	(20,000)	—	—
Proceeds from collection of officer receivable	192	—	—
Payment to lender for debt extinguishment	(7,313)	—	—
Change in restricted cash	—	(415)	(881)
Deferred offering costs	—	(1,661)	(17)
Net cash provided by financing activities	190,282	56,132	57,126

Net (decrease) increase in cash	(58,229)	56,680	24,749
Cash at beginning of period	87,176	30,496	5,747
Cash at end of period	$28,947	$87,176	$30,496

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,060	$2,063	$920
Purchases of property and equipment through accounts payable and accruals	$765	$3,223	$2,942
Non-cash property and equipment purchase	$2	$—	$—
Conversion of C and D notes	$—	$—	$139,664
Conversion of bridge loan	$—	$—	$2,002
Conversion of convertible preferred stock to common stock	$240,585	$—	$—

See accompanying notes.

Natera, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Horizon Carrier Screening ("Horizon") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold exclusively by a licensee from whom the Company receives a royalty. All testing is available principally in the United States and Europe. The Company also offers Constellation, a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). .

Need to Raise Additional Capital

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2015, the Company had a net loss of $70.3 million, and as of December 31, 2015, it had an accumulated deficit of $250.1 million. At December 31, 2015, the Company had $28.9 million in cash and cash equivalents and $201.6 million in marketable securities. While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings. The Company expects to develop and commercialize future products and, consequently, it will need to generate additional revenues to achieve future profitability and may need to raise additional equity or debt financing that may not be available, if at all, at terms acceptable to the Company to fund future operations. Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for the next 12 months.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, accrued liability for potential refund requests, stock-based compensation, the fair value of common stock and fair value of debt accounted for under ASC 815, as well as income tax uncertainties. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash.  Short-term restricted cash consists of $0.8 million, securing our letter of credit for our headquarters operating lease which expires in October 2016 and $0.1 million in payments received by certain customers.  Long-term restricted cash consists of $0.4 million deposit per credit card terms and $0.3 million securing our letter of credit for our headquarters operating lease which expires in January 2017.

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

Risk and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash, accounts receivable and investments. The Company limits its exposure to credit loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

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

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. For 2015 and 2014, there were no customers exceeding 10% in total revenue. For 2013, two customers accounted for more than 10% of our revenues: Quest Diagnostics Incorporated (16%) and Progenity, Inc. (12%). As of December 31, 2015 and 2014, no customers had a receivable balance greater than 10% of net accounts receivable, and as of December 31, 2013, two customers had receivable balances of 37% and 18% of total accounts receivable.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the amount billed to the laboratory partners and clinics. Reducing this amount is an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make the contracted payments. Management analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written off against the allowance when there is substantive evidence that the account will not be paid.

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

The Company recognizes revenue from the cloud-based distribution service offering. The Company grants customers licenses to use the Company’s proprietary intellectual properties and the cloud-based Natera software, and provides the other services to support the use of the Company's proprietary technology with its customers. Natera’s proprietary software is used in connection with the analysis of DNA sequence data in a manner yielding a result indicating the likely presence or absence of full or partial chromosomal abnormalities. The licensees do not have the right to possess Natera software, but rather are treated as software as a service. The revenues are recognized on an accrual basis (assuming all revenue recognition criteria are met) under the terms of the related agreements and are included in other revenues in the statements of operation.

Cost of Product Revenues

Cost of product revenues includes the cost of materials, direct labor of laboratory personnel, equipment and infrastructure expenses associated with processing blood and other samples, quality control analyses, and shipping charges to transport samples and specimens from ordering physicians, clinics or individuals. Infrastructure expenses include allocated facility and related occupancy costs. Costs associated with the performance of diagnostic services are recorded as tests are processed. Costs associated with grants received are reported in research and development expenses.

Research and Development

The Company records research and development costs in the period incurred. Research and development costs consist of personnel costs, contract services, cost of materials utilized in performing tests, costs of clinical trials and allocated facilities and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $1.1 million, $1.1 million and $0.4 million during 2015, 2014 and 2013, respectively.

Product Shipment Costs

The Company expenses product shipment costs in cost of product revenues in the accompanying statements of operations. Shipping and handling costs for the years ended December 31, 2015, 2014 and 2013 were $7.0 million, $4.5 million and $2.0 million, respectively.

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.

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

Capitalized Software Held for Internal Use

We capitalize costs of software held for internal use during the application development stage of a project and amortize those costs over their estimated useful lives of three years. The net book value of capitalized software held for internal use was $0.8 million and $0 as of December 31, 2015 and 2014, respectively. Amortized expense for amounts previously capitalized for the year ended December 31, 2015 was $0.2 million.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities. As of December 31, 2015 and 2014, accumulated other comprehensive loss consisted of $1.4 million and nil of unrealized losses on available-for-sale marketable securities. There were no reclassifications out of accumulated other comprehensive loss during years ended December 31, 2015 and 2014.

Property and Equipment

Property and equipment, including purchased and internally developed software, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically reviews the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. During April 2015, the Company increased the depreciable lives of certain sequencing and automation machinery equipment from three years to five years. The effect of this change in estimate for the year ended December 31, 2015 was a decrease in loss from operations and net loss of  $1.7 million, respectively. The effect of this change in estimate was a decrease in net basic and diluted loss per share of $0.07 for the year ended December 31, 2015.

Inventory

Inventory is valued at the lower of the standard cost, which approximates actual cost, or market. Cost is determined using the first-in, first-out ("FIFO") method. Inventory consisted entirely of supplies, which are consumed when providing its test reports, and therefore does not maintain any finished goods inventory. The Company enters into inventory purchases and commitments so that it can meet future delivery schedules based on forecasted demand for its tests.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In August 2014, FASB issued Accounting Standards Update No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014‑15). ASU 2014‑15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures compared to footnote disclosures under today’s guidance. ASU 2014‑15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014‑15 on its financial statements will be significant.

In May 2014, FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (ASU 2014‑09) to provide guidance on revenue recognition. ASU 2014‑09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is effective for the Company in the first quarter of 2018. ASU 2014-09, as amended by ASU 2015-14, is effective for the Company in the fiscal year beginning after December 15, 2017, and interim periods within those years with early adoption permitted up to the first quarter of 2017. Upon adoption, ASU 2014‑09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014‑09 on its financial statements.

In April 2015, FASB issued Accounting Standards Update No. 2015‑03, Interest—Imputation of Interest (Subtopic 835‑30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015‑03). ASU 2015‑03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015‑03 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2015‑03 on its financial statements will be significant.

In April 2015, FASB issued Accounting Standards Update No. 2015‑05, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015‑05). ASU 2015‑05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. ASU 2015‑05 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2015‑05 on its financial statements.

In July 2015, FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. ASU 2015-11 is effective for the Company in the fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2015‑11 on its financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for the Company in the fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2015‑17 on its financial statements.

In February 2016, the FASB issued ASU No. 2016-2, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-2 on its financial statements.

3.    Fair Value Measurements

The Company's financial assets and liabilities carried at fair value are comprised of investment assets that include money market and investments, a liability for convertible preferred stock warrants and a liability for common stock warrants.  The Company’s Credit Line described in Note 8, is not measured at fair value on a recurring basis and is carried at amortized cost. The Company believes that the fair value of the Credit Line approximates its carrying value or amortized costs, due to the short-term nature of this obligation and the interest rate relative to market rates.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. There were no transfers between Level I, Level II and Level III during the periods presented.

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	December 31, 2015				December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$5,966	$—	$—	$5,966	$—	$—	$—	$—
U.S. Treasury securities	103,813	—	—	103,813	—	—	—	—
U.S. agency securities	—	78,853	—	78,853	—	—	—	—
Municipal securities	—	18,920	—	18,920
Total financial assets	$109,779	$97,773	$—	$207,552	$—	$—	$—	$—

Current Liabilities:
Warrants	$—	$—	$3,649	$3,649	$—	$—	$2,232	$2,232
Long-term Liabilities:
Senior secured term loan	$—	$—	$—	$—	$—	$—	$20,964	$20,964
Total financial liabilities	$—	$—	$3,649	$3,649	$—	$—	$23,196	$23,196

The Company's warrants to purchase common stock are valued using Level III inputs; the Company used inputs from a Black-Scholes model with market volatility that is determined for comparable companies in the same business sector. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

In April 2013, the Company entered into a senior secured term loan with a third‑party lender, which consisted of a credit agreement, royalty agreement, warrants, and loan commitment. The Company considered the guidance under ASC 825‑10, Financial Instruments, which provides a measurement basis election for most financial instruments (i.e., either historical cost or fair value), allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model and ASC 820, Fair Value Measurements and Disclosures that provides for the fair value measurement of assets and liabilities, except for derivatives, for which the fair value is determined by ASC 815, Derivatives and Hedging.

The Company evaluated the components of the senior secured term loan and determined that they were derivatives to be evaluated under ASC 815‑15‑25‑1. The fair value accounting for derivatives is not an option, as derivatives must be fair valued under ASC 815 following the measurement guidance under ASC 820. Therefore, the Company engaged a third party to determine the fair value of the derivatives using the guidance of ASC 820 and recorded the Senior Secured Term Loan at fair value.

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

Based upon the Company's evaluation, the senior secured term loan constituted a liability with embedded derivative features that must be accounted for separately as mark-to-market instruments. In addition, adjustments to the embedded royalty feature were recorded as interest expense as they occurred, offset to the carrying amount of the debt (with the eventual cash outlay to settle such amounts recorded against the carrying amount of the debt). Based on the Company's evaluation, it was determined that the warrants granted were detachable and therefore a stand-alone component of the senior secured term loan which was to be fair valued using Level III inputs as a separate derivative. Additionally, it was determined that the remaining components were embedded derivatives of the senior secured term loan, which required a fair value assessment using Level III inputs at the end of each reporting period. The Company's independent appraiser assisted in the evaluation of the components of the senior secured term loan that required significant judgment or estimation. The fair value of the components were calculated using various techniques such as (i) discounted future cash flows, (ii) the income approach, using various revenue assumptions and applying a Monte-Carlo Simulation to each outcome and (iii) Black-Scholes Option Pricing Model with market volatility that was determined by comparison to comparable companies in the same business sector. The fair value of the senior secured term loan was re-measured at the end of each reporting period with the change in fair value recorded within non-operating expense in the statements of operations until it was repaid in October 2015.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the years ended December 31, 2015 and 2014:

	Warrants
	2015	2014
	(in thousands)
Beginning balance	$2,232	$568
Warrants exercised	(240)	—
Change in fair value	1,657	1,664
Ending balance	$3,649	$2,232

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the senior secured term loan for the years ended December 31, 2015 and 2014:

	Term Loan
	2015	2014
	(in thousands)
Beginning balance	$20,964	$21,082
Change in fair value recognized in non-operating expense	(964)	(118)
Loan payment	(20,000)	—
Ending balance	$—	$20,964

The early payment of the senior secured term loan included a prepayment penalty of $2.0 million and $5.3 million royalty payoff.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level III of the fair value hierarchy at December 31, 2015.

Weighted Average
Interest on
	Fair Value at		Significant	Discount Rate
	December 31, 2015	Valuation Methodology	Unobservable Input	(range, if applicable)
	(in thousands)			(in thousands)
—Warrants	$3,649	Black-Scholes Option Pricing Model	Volatility	79.6%

Senior Secured Term Loan

The fair value of the liability represented a term loan, royalty interest, and a loan commitment that was based upon the achievement of certain revenue targets over the life of the contract. The fair value of the liability was determined using discounted cash flow methodology, a Monte Carlo Simulation model for projected revenues, and the Longstaff-Schwartz model for royalty payments with significant inputs that include discount rate, projected revenues, projected royalty payments and percentage probability of occurrence for projected revenues and royalty payments.

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based upon a model with inputs from a Black-Scholes model and market volatility that is determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company. The Company changed the volatility assumption from a group of 15 companies that was shared with the secured debt volatility prior periods to a group of four companies that is shared with the volatility used for stock-based compensation expense.  The Company determined this was appropriate as the secured debt was settled in October 2015 and results in consistent volatility assumptions used for both common stock warrants and stock-based compensation. This resulted in an increase of the Company’s warrant valuation of $0.2 million on December 31, 2015.

4.    Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments effective September 2015. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$5,966	$—	$—	$5,966	$—	$—	$—	$—
U.S. Treasury securities	104,537	1	(725)	103,813	—	—	—	—
U.S. agency securities	79,491	—	(638)	78,853	—	—	—	—
Municipal securities	18,974	2	(56)	18,920
Total	$208,968	$3	$(1,419)	$207,552	$—	$—	$—	$—

Classified as:
Cash equivalents				$5,966				$—
Short-term investments				201,586				—
Total				$207,552				$—

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par and are all paying their coupons on schedule.  Thus the Company has determined there is currently no other than temporary impairment of our investments, and will continue to recognize unrealized losses and gains in other comprehensive income. As of December 31, 2015, the Company has 73 investments in an unrealized loss position in its portfolio. The Company earned interest income of $0.3 million during the year ended December 31, 2015. The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of December 31, 2015:

	December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$55,128	$55,010
Greater than one year but less than five years	153,840	152,542
Total	$208,968	$207,552

5.    Balance Sheet Components

Allowance for Doubtful Accounts

The following table presents a reconciliation of the allowance for doubtful accounts:

	December 31,	December 31,
	2015	2014
	(in thousands)
Beginning balance	$527	$508
Provision for estimated bad debts	529	349
Write offs	(85)	(330)
Ending balance	$971	$527

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2015	2014
		(in thousands)
Machinery and equipment	3-5 years	$20,670	$18,632
Furniture and fixtures	3 years	217	217
Computer equipment	3 years	911	700
Capitalized software held for internal use	3 years	1,037	—
Leasehold improvements	Life of lease	1,686	1,036
Construction-in-process		1,979	3,583
		26,500	24,168
Less: Accumulated depreciation and amortization		(13,790)	(9,594)
Total Property and Equipment, net		$12,710	$14,574

All of the Company’s long-lived assets are located in the United States.

In September 2015, the Company paid off the Equipment Financing Facility, thus none of the Company's equipment is subject to pledge.

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

The Company recorded an asset impairment charge of $1.0 million against a specific group of machinery and equipment during the year ended December 31, 2015. The Company no longer uses this specific group of machinery and equipment because of outsourcing to its partners. The impairment charge was recorded to reflect reductions in the estimated realizable value of the machinery and equipment as a result of planning for its sale in the secondary market. The Company recorded the total impairment charge of $1.0 million in cost of product revenue.  The Company sold some of the impaired machinery and equipment during the fourth quarter of 2015 for $0.5 million and classified the remaining impaired machinery and equipment as held for sale at the estimated realizable value of $0.2 million. The remaining impaired machinery was sold in January 2016 for $0.2 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	December 31,	December 31,
	2015	2014
	(in thousands)
Accrued paid time off	$2,024	$1,577
Accrued commissions	3,691	2,651
Accrued bonuses	1,348	1,141
Other accrued compensation	1,489	611
Total accrued compensation	$8,552	$5,980

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	December 31,	December 31,
	2015	2014
	(in thousands)
Accrued expenses	$17,870	$8,560
Accrued rent	450	551
Deferred lease obligation	42	99
Accrued interest	—	764
Sales tax payable	346	367
Total other accrued liabilities	$18,708	$10,341

6.    Commitments and Contingencies

Operating Leases

As of December 31, 2015, the Company sub‑leases office facilities under non‑cancelable operating lease agreements. In January 2013, the Company amended its sublease agreement to expand its corporate headquarters. In connection with the amendment, the Company executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. The related subleases expire in October 2016.

On March 21, 2014, the Company entered into an additional sub‑lease agreement to expand its corporate headquarters for additional office and laboratory space. In connection with the sub-lease, the Company executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account. The lease and additional sub‑lease expire in January 2017.

In April 2015, the Company entered into a sub-lease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $0.1 million per month. The lease period began in June 2015 and will terminate in August 2016 with no option to extend the lease. In addition, the Company paid a security deposit of $0.1 million.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for lab and office space in Austin, Texas. The lease term is 132 months beginning in December 2015 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Per the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the agreement provides for an allowance for leasehold improvements of up to $7.8 million.

In October 2015, the Company’s subsidiary entered into a one year lease agreement for temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month to month basis following the 12th month. The terms of the lease include a $12,900 security deposit

In October 2015, the Company extended its corporate headquarters lease agreement for the lease of two spaces totaling approximately 88,000 square feet through October 5, 2023. Upon the expiree of the current lease, the lease agreement commences in October 2016 at a monthly rent of $0.2 million per month and increase each year thereafter to a maximum of $0.4 million in the final year of the initial term of the lease. The Company is entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for the costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit, and the option to extend the lease for an additional five years per the terms of the lease agreement.

The future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2015 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2016	$3,212
2017	5,442
2018	5,976
2019	6,140
2020	6,304
2021 and thereafter	25,922
Total future minimum lease payments	$52,996

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $2.7 million, $1.5 million and $1.3 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On March 4, 2016, a lawsuit was filed against Natera in the Superior Court of the State of California for the County of San Diego, by a patient alleging that Natera failed to perform a test that was ordered. The complaint seeks unspecified damages. The Company has notified its insurer, who is providing a defense under a reservation of rights. The Company intends to vigorously defend against the claims in this lawsuit, and assert any counterclaims that may be available to it, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution of this lawsuit would not have a material adverse effect on its financial condition and results of operations. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

On February 17, 2016 and March 10, 2016,  two purported class action lawsuits  were filed in the Superior Court of the State of California for the County of San Mateo, against Natera, its directors and certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of its July 1, 2015 initial public offering (the "IPO"). The complaints  assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company intends to defend the matter vigorously. The Company is still in the preliminary stages of reviewing the allegations made in the complaints, and cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. In light of, among other things, the early stage of the litigations, the Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On January 6, 2012, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of California, alleging that U.S. Patent No. 6,258,540 licensed by Sequenom, Inc. ("Sequenom") from Isis Innovation Limited, Inc. ("Isis") (the '540 patent), is invalid, unenforceable and not infringed by the Company. The '540 patent relates to non-invasive prenatal diagnosis methods. This case was consolidated in the Northern District of California with a case that Sequenom, an affiliate of Sequenom, and Isis brought on January 24, 2012 in the Southern District of California alleging infringement by the Company and DNA Diagnostics Center, Inc., the Company's licensee, and at the time, the distributor of its non-invasive paternity test, of certain claims of the '540 patent. Ariosa Diagnostics, Inc. ("Ariosa") and Verinata Health, Inc. ("Verinata"), now a division of Illumina, Inc., also filed declaratory judgment actions regarding the '540 patent against Sequenom in the Northern District. Sequenom asserted counterclaims of infringement of the '540 patent against both Ariosa and Verinata in those respective cases. All of these cases were designated related cases. On October 30, 2013, the District Court issued an order granting Ariosa's motion for summary judgment in its case against Sequenom, finding that the claims asserted against Ariosa are invalid under 35 U.S.C. §101 for reciting non-patentable subject matter. Many of the claims of the '540 patent asserted against the Company were invalidated by this order. Subsequently, Sequenom entered into stipulations with Verinata and the Company conditionally agreeing that the remaining asserted claims of the '540 Patent should be deemed invalid under 35 U.S.C. §101. The Court then entered judgment in favor of Verinata and the Company in their respective cases in November 2013. Sequenom has appealed all three judgments to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC has consolidated the Ariosa, Verinata and the Company's cases for purposes of appeal, such that the CAFC can make a single ruling on the '540 patent claims that apply to all parties involved. The appellate arguments were heard on November 7, 2014. On December 2, 2014, Sequenom and Verinata settled the pending claims between them. On June 12, 2015, the CAFC affirmed the district court's finding of invalidity with respect to the Company and Ariosa. On August 13, 2015, Sequenom requested a rehearing en banc by the full panel of the CAFC, and on October 19, 2015, the Company and Ariosa each filed a response to Sequenom’s request.  On December 2, 2015, Sequenom’s petition for a rehearing en banc was denied. On March 21, 2016, Sequenom filed a petition for writ of certiorari with the Supreme Court.  The Company intends to continue to vigorously assert its claims and defend against the counterclaims in this lawsuit, but it cannot be certain of the outcome.

Third-Party Payer Reimbursement Audits

In November 2014, a third-party payer sought information as part of an investigative audit of claims which it had paid for certain genetic testing. The Company complied with their request and provided responsive information. In a letter dated June 2, 2015, the third-party payer alleged that it had overpaid $1.9 million to the Company,  which it claimed was an overpayment reflecting the difference between what it paid to the Company and what it contended it should have paid based on its fee schedule and coverage determinations. In August 2015, the Company reached an agreement for a settlement payment of $1.2 million as part of a complete settlement of this matter. This charge was recorded against revenue in the second quarter of 2015.

Contractual Commitment

As of December 31, 2015, the Company has non‑cancelable contractual commitments with a supplier of approximately $12.2 million and other material supplier commitments of approximately $1.5 million in the aggregate for inventory material used in the laboratory testing process.

In January 2015, the Company entered into a laboratory services agreement with a total remaining minimum of approximately $5.1 million through October 2016.

7.    Stock‑Based Compensation

Equity Plans

2015 Equity Incentive Plan

General.    Our board of directors adopted our 2015 Equity Incentive Plan, or our 2015 Plan, in June 2015. Our 2015 Plan replaced our 2007 Stock Plan. However, awards outstanding under the 2007 Plan will continue to be governed by the terms of the 2007 plan.

Share Reserve.    The initial number of shares of our common stock available for issuance under our 2015 Plan was 3,451,495 shares. As of December 31, 2015, 3,743,382 shares were available for issuance under the 2015 plan which includes unissued and forfeited shares from the 2007 plan. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on the first business day of each of our fiscal years, commencing in 2016, by a number equal to the smallest of:

•	3,500,000 shares;

•	4% of the shares of common stock outstanding on the last business day of the prior fiscal year; or

•	the number of shares determined by our board of directors.

In general, to the extent that any awards under the 2015 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if we repurchase the shares subject to awards granted under the 2015 Plan, those shares will again become available for issuance under the 2015 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.

Eligibility.    Employees, non-employee directors, consultants and advisors are eligible to participate in our 2015 Plan.

Under our 2015 Plan, the aggregate grant date fair value of awards granted to our non-employee directors may not exceed $500,000 in any one fiscal year, except that the grant date fair value of awards granted to newly appointed non-

employee directors may not exceed $1,000,000 in the fiscal year in which such non-employee director is initially appointed to our board of directors.

Types of Awards.    Our 2015 Plan provides for the following types of awards:

•	incentive and nonstatutory stock options;

•	stock appreciation rights;

•	restricted shares;

•	stock units; and

•	performance cash awards.

Options and Stock Appreciation Rights.    The exercise price for options granted under the 2015 Plan may not be less than 100% of the fair market value of our common stock on the grant date. Optionees may pay the exercise price in cash or, with the consent of the compensation committee by other approved methods.

An optionee who exercises a stock appreciation right receives the increase in value of our common stock over the base price. The base price for stock appreciation rights may not be less than 100% of the fair market value of our common stock on the grant date. The settlement value of a stock appreciation right may be paid in cash, shares of our common stock or a combination.

Options and stock appreciation rights vest as determined by the compensation committee. In general, they will vest over a four-year period following the date of grant. Options and stock appreciation rights expire at the time determined by the compensation committee but in no event more than ten years after they are granted. These awards generally expire earlier if the participant's service terminates earlier. No participant may be granted stock options or stock appreciation rights under our 2015 Plan covering more than 1,725,000 shares in any fiscal year, except that a new employee may receive stock options or stock appreciation rights covering up to 350,000 additional shares in the fiscal year in which employment commences.

Restricted Shares and Stock Units.    Restricted shares and stock units may be awarded under the 2015 Plan in return for any lawful consideration, and participant who receive restricted shares or stock units generally are not required to pay cash for their awards. In general, these awards will be subject to vesting. Vesting may be based on length of service, the attainment of performance-based milestones or a combination of both, as determined by the compensation committee. No participant may be granted restricted share awards or stock units with performance-based vesting covering more than 1,500,000 shares during any fiscal year, except that a new employee may receive restricted shares or stock units covering up to 300,000 additional shares in the fiscal year in which employment commences. Settlement of vested stock units may be made in the form of cash, shares of common stock or a combination.

Performance Cash Awards.    Performance cash awards may be granted under the 2015 Plan that qualify as performance-based compensation that is not subject to the income tax deductibility limitations imposed by Section 162(m) of the Internal Revenue Code, if the award is approved by our compensation committee and the grant or vesting of the award is tied solely to the attainment of performance goals during a designated performance period. No participant may be paid more than $5,000,000 in cash in any calendar year pursuant to a performance cash award granted under the 2015 Plan.

To the extent a performance award is not intended to comply with Section 162(m) of the Internal Revenue Code, the compensation committee may select other measures of performance.

Corporate Transactions.    In the event we are a party to a merger, consolidation or certain change in control transactions, outstanding awards granted under the 2015 Plan, and all shares acquired under the 2015 Plan, will be subject to the terms of the definitive transaction agreement (or, if there is no such agreement, as determined by our compensation committee).

The compensation committee is not required to treat all awards, or portions thereof, in the same manner.

The vesting of an outstanding award may be accelerated by the administrator upon the occurrence of a change in control, whether or not the award is to be assumed or replaced in the transaction, or in connection with a termination of service following a change in control transaction.

Changes in Capitalization.    In the event of certain changes in our capital structure without our receipt of consideration, such as a stock split, reverse stock split or dividend paid in common stock, proportionate adjustments will automatically be made to the maximum number and kind of shares available for issuance under the 2015 Plan and outstanding stock award, if any as applicable.

In the event that there is a declaration of an extraordinary dividend payable in a form other than our common stock in an amount that has a material effect on the price of our common stock, a recapitalization, a spin-off or a similar occurrence, the compensation committee may make such adjustments to any of the foregoing as it deems appropriate, in its sole discretion.

Amendments or Termination.    Our board of directors may amend or terminate the 2015 Plan at any time. If our board of directors amends the 2015 Plan, it does not need stockholder approval of the amendment unless required by applicable law, regulation or rules. The 2015 Plan will terminate automatically 10 years after the later of the date when our board of directors adopted the 2015 Plan or approved the latest share increase that was also approved by our stockholders.

2007 Stock Plan

General.    Our board of directors adopted our 2007 Plan in January 2007, and it was approved by our stockholders. No further awards have been made under our 2007 Plan after July 1, 2015, the date of our initial public offering; however, awards outstanding under our 2007 Plan will continue to be governed by their existing terms.

Share Reserve.    As of December 31, 2015, we reserved 15,258,947 shares of our common stock for issuance under the 2007 Plan, all of which may be issued as incentive stock options. As of December 31, 2015, options to purchase 8,621,395 shares of common stock, at exercise prices ranging from $0.0065 to $12.8501 per share, or a weighted-average exercise price of $3.27 per share, were outstanding under the 2007 Plan.

Administration.    The compensation committee of our board of directors administers the 2007 Plan and the administrator has complete discretion to make all decisions relating to the 2007 Plan and outstanding awards.

Eligibility.    Employees, non-employee members of our board of directors, consultants and advisors were eligible to participate in our 2007 Plan.

Types of Awards.    Our 2007 Plan provides for the following types of awards:

•	incentive and nonstatutory stock options; and

•	restricted shares.

Options.    The exercise price for stock options granted under our 2007 Plan may not be less than 100% of the fair market value of our common stock on the grant date. Optionees may pay the exercise price in cash or cash equivalents or in one, or by any combination of, the following forms of payment, as permitted by the administrator in its sole discretion:

•	by delivery of a full-recourse promissory note, with the shares pledged as security against the principal and accrued interest on the note;

•	with shares of common stock that the optionee already owns;

•	by an immediate sale of the shares through a broker approved by us, if shares of our common stock are publicly traded;

•	by instructing us to withhold a number of shares having an aggregate fair market value that does not exceed the exercise price; or

•	by other methods permitted by applicable law.

Options vest as determined by the administrator. In general, we granted options that vest over a four-year period following the date of grant. In most cases, options granted prior to 2011 (and prior to 2012 with respect to our executive officers) were immediately exercisable, subject to our right to repurchase unvested shares. Options expire at the time determined by the administrator, but in no event more than ten years after they were granted, and generally expire earlier if the optionee's service terminates earlier.

Restricted Shares.    Restricted shares could be awarded or sold under the 2007 Plan in return for cash or cash equivalents or, as permitted by the administrator in its sole discretion, in exchange for services rendered to us, by delivery of a full-recourse promissory note or through any other means permitted by applicable law. Restricted shares vest as determined by the administrator.

Corporate Transactions.    In the event that we are a party to a merger or consolidation, shares acquired under the 2007 Plan will be subject to the agreement of merger or consolidation. Such agreement will provide for one or more of the following with respect to outstanding options:

•	the continuation, assumption or substitution of the option by the surviving entity or its parent;

•	full exercisability and vesting of the option, followed by cancellation if not exercised; or

•

cancellation of the option in exchange for a payment equal to the excess, if any, of the value that the holder of a share of our common stock receives in the transaction over the exercise price per share of the option. Such payment may be subject to vesting based on the optionee's continuing service, generally in accordance with the vesting schedule applicable to the option.

The administrator is not obligated to treat all awards in the same manner. The administrator has the discretion, at any time, to provide that an award granted under the 2007 Plan will vest on an accelerated basis if we are subject to a change of control or if the participant is subject to an involuntary termination.

Changes in Capitalization.    In the event of certain specified changes in the capital structure of our common stock, such as a stock split, reverse stock split, stock dividend, reclassification or any other increase or decrease in the number of issued shares of stock effective without receipt of consideration by us, proportionate adjustments will automatically be made in each of the number of shares covered by each outstanding option under the 2007 Plan and the exercise price per share subject to each outstanding option. In the event of an extraordinary cash dividend that has a material effect on the fair market value of our common stock, a recapitalization, spin-off, or other similar occurrence, the administrator at its sole discretion may make appropriate adjustments in one or more of the number of shares covered by each outstanding option under our 2007 Plan and the exercise price per share subject to each outstanding option.

Amendments or Termination.    The administrator may at any time amend, suspend or terminate the 2007 Plan, subject to stockholder approval if the amendment increases the number of shares available for issuance or materially changes the class of persons eligible to receive incentive stock options. The 2007 Plan will terminate automatically 10 years after the later of the date when our board of directors adopted the 2007 Plan or approved the latest share increase that was also approved by our stockholders.

2015 Employee Stock Purchase Plan

General.    Our 2015 Employee Stock Purchase Plan, or 2015 ESPP, was adopted by our board of directors in June 2015 and our stockholders approved it in June 2015. The first offering period under our 2015 ESPP started on December 15, 2015. Our 2015 ESPP is intended to qualify under Section 423 of the Internal Revenue Code.

Share Reserve.    We have reserved 893,548 shares of our common stock for issuance under the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP will automatically be increased on the first business day of each of our fiscal years, commencing in 2016, by a number equal to the least of:

•	880,000 shares;

•	1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or

•	the number of shares determined by our board of directors.

The number of shares reserved under the 2015 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

Administration.    The compensation committee of our board of directors will administer the 2015 ESPP.

Eligibility.    All of our employees are eligible to participate if we employ them for more than 20 hours per week and for five or more months per year. Eligible employees may begin participating in the 2015 ESPP at the start of any offering period.

Offering Periods.    Each offering period will last a number of months determined by the compensation committee, not to exceed 27 months. A new offering period will begin periodically, as determined by the compensation committee. Offering periods may overlap or may be consecutive. Unless otherwise determined by the compensation committee, two offering periods of six months' duration will begin in each year on May 1 and November 1. However, if so determined by the compensation committee, the first offering period started on December 15, 2015 and will end on April 30, 2016, with the first purchase date occurring on April 29, 2016.

Amount of Contributions.    Our 2015 ESPP permits each eligible employee to purchase common stock through payroll deductions. Each employee's payroll deductions may not exceed 15% of the employee's cash compensation. Each participant may purchase up to the number of shares determined by our board of directors on any purchase date, not to exceed 5,000 shares. The value of the shares purchased in any calendar year may not exceed $25,000. Participants may withdraw their contributions at any time before stock is purchased.

Purchase Price.    The price of each share of common stock purchased under our 2015 ESPP will not be less than 85% of the lower of the fair market value per share of common stock on the first day of the applicable offering period (or, in the case of the first offering period, the price at which one share of common stock is offered to the public in this offering) or the fair market value per share of common stock on the purchase date.

Other Provisions.    Employees may end their participation in the 2015 ESPP at any time. Participation ends automatically upon termination of employment with us. If we experience a change in control, our 2015 ESPP will end and shares will be purchased with the payroll deductions accumulated to date by participating employees. Our board of directors or our compensation committee may amend or terminate the 2015 ESPP at any time.

Early Exercise of Employee Options

As of December 31, 2015, the Company had approximately 1.3 million exercised and unvested shares outstanding that are subject to a repurchase right held by the Company at the original issuance price in the event that the optionee’s employment is terminated, either voluntarily or involuntarily. Effective in the year ended December 31, 2015, pursuant to the agreements with the option holders, the Company changed its estimated expiration of the Company’s repurchase right for 1.3 million exercised and unvested shares outstanding that are subject to repurchase right held by the Company through the 210 days after the date of the prospectus filed in connection with the Company’s IPO. Accordingly the unrecognized compensation expense is being accelerated over a shorter performance period through January 2016. As a result of this acceleration, the Company recorded an additional $1.3 million in stock-based compensation expense during the year ended December 31, 2015.

Stock Options

The following table summarizes option activity for the years ended December 31, 2015, 2014 and 2013:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2014	294	8,463	$2.28	8.83	$43,659
Additional shares authorized	4,985	—
Options granted	(2,181)	2,181	$10.16
Options exercised	—	(683)	$1.72
Options forfeited	645	(645)	$5.25
Balance at December 31, 2015	3,743	9,316	$3.96	8.31	$63,713
Exercisable at December 31, 2015		5,602	$1.90	5.31	$49,880
Vested and expected to vest at December 31, 2015		8,414	$3.72	7.32	$59,529

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $6.9 million, $1.2 million and $0.7 million, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $4.5 million $4.1 million and $1.0 million, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $7.29,  $3.28 and $0.99 per share, respectively.

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following table presents the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
	2015			2014			2013
	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$351	$241	$592	$262	$29	$291	$55	$7	$62
Research and development	1,566	9	1,575	1,563	30	1,593	612	4	616
Selling, general and administrative	4,993	166	5,159	3,180	93	3,273	970	9	979
Total	$6,910	$416	$7,326	$5,005	$152	$5,157	1,637	$20	$1,657

As of December 31, 2015, approximately $14.7 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted‑average period of approximately 1.96 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Year ended December 31,
	2015			2014			2013
Expected term	5.6	—	10.0	4.91	—	7.06	6.0
Expected volatility	69.7%	—	78.8%	73.4%	—	87.0%	63.7%	—	85.7%
Expected dividend rate			0%			0%			0%
Risk-free interest rate	1.56%	—	2.32%	1.65%	—	2.04%	0.44%	—	2.86%

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

Valuation of Stock Option Grants to Non-Employees

Total options outstanding as of December 31, 2015, include 0.2 million options that were granted to non-employees, of which 0.1 million options are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Year ended December 31,
	2015			2014			2013
Expected term	4.9	—	9.8	4.4	—	10.0	8.4
Expected volatility	70.2%	—	75.4%	71.9%	—	80.2%	75.6%	—	81.5%
Expected dividend rate			0%			0%			0%
Risk-free interest rate	1.74%	—	2.24%	1.41%	—	2.61%	1.44%	—	2.51%

8.     Debt

Senior Secured Term Loan

In April 2013, as amended in June 2014, the Company entered into a senior secured term loan arrangement (the "Secured Loan Arrangement") with ROS Acquisition LP ("ROS"). The Secured Loan Arrangement provided for up to $40.0 million in borrowing capacity ("Credit Agreement"), a warrant to purchase shares of Common Stock, and an agreement to pay royalties on Company revenues ("Royalty Agreement"). The Company borrowed $20.0 million on the effective date of the Credit Agreement. The Credit Agreement provided for an interest rate equal to the greater of (a) LIBOR or (b) 1% per annum plus the applicable margin of 8% per annum or 9% floor on the outstanding balance of the term loan. The Royalty Agreement obligated the Company to make royalty payments of 1% applied to total Company fiscal year revenues of up to $50.0 million and 1.5% applied to fiscal year incremental revenues above $50.0 million. For the year ended December 31, 2015, the Company incurred approximately $1.4 million and $7.1 million in interest expenses under the Credit Agreement and royalty expenses under the Royalty Agreement, respectively.  The $7.1 million in royalty expense included $1.8 million in royalty due and the remainder was for part of the $28.0 million pay-off to ROS.  Please refer to paragraph below for pay-off details. For the year ended December 31, 2014, the Company incurred approximately $1.8 million and $2.2 million in interest expenses under the Credit Agreement and royalty expenses under the Royalty Agreement, respectively. For the year ended December 31, 2013, the Company incurred approximately $1.3 million and $0.5 million in interest expenses under the Credit Agreement and royalty expense under the Royalty agreement, respectively. The interest on the loan is set forth in the financial statements as interest expense below loss from operations. The effective yield was approximately 20.9%, 19.8% and 12.6%, respectively, for the year ended December 31, 2015, 2014 and 2013, excluding royalty and interest early termination payments. Under the terms of the Secured Loan Arrangement, the Company issued ROS a warrant to purchase 376,691 shares of common stock with an exercise price of $2.3229 per share. The Credit Agreement principal is due and payable on April 18, 2019. The Company could at its option, prepay the term loan borrowings subject to a prepayment premium equivalent to 10% of the outstanding principal. Prepayment of the amount due under the Credit Agreement did not eliminate the royalty payment obligation, which if not terminated, would have expired no later than April 18, 2023.

ROS maintained a security interest in substantially all of the Company's tangible and intangible assets, including intellectual property, to secure any outstanding amounts under the Credit Agreement. The Credit Agreement contained customary events of default, conditions to borrowing and covenants, including restrictions on the ability to dispose of assets, make acquisitions, incur debt, incur liens and make distributions to stockholders, including dividends. The Credit Agreement also included a financial covenant requiring the maintenance of minimum liquidity of $5.0 million and minimum revenue thresholds. During the continuance of an event of a default, ROS could have accelerated amounts outstanding, terminate the credit facility and foreclose on all collateral. The Company was in compliance with all covenants under the terms of the Secured Loan Arrangement with ROS throughout the life of the loan.

In October 2015, the Company paid off the entire $20.0 million in borrowings under the Secured Loan Arrangement with ROS. The Company made a payment of $28.0 million to ROS, comprising $20.0 million in principal, $2.0 million (10% outstanding principal) in prepayment penalty and $6.0 million (which includes royalty amounts for third quarter 2015 transactions and the cost to extinguish the liability) in royalty payment applied toward the royalty obligation. This payment released the Company from all future loan payments, royalty payments and all associated liens securing the loan.

Credit Line Agreement

In September 2015, the Company entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn down in increments at any time.  In October 2015, the Company borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS. The Credit Line bears interest at 30-day LIBOR plus 0.65%, and equals approximately 0.84% per annum at the time of the draw.  In November, 2015, the Company borrowed an additional $10.0 million which bears interest at approximately 0.85% per annum.  The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line Obligations and terminate the Credit Line, in its discretion and without cause, at any time.

Equipment Financing Facility

In April 2013, the Company entered into an equipment financing facility (the “Equipment Financing Facility”) with a financial institution pursuant to which the Company could borrow up to $5.0 million to fund equipment purchases. The financial institution maintained a security interest in the underlying equipment until payment in full of the loan. The loan bore interest at the financial institution's prime reference rate (defined as the 30-day LIBOR rate plus 2.50%) plus 4.10%, which equaled 7.35% upon closing of the agreement. In December 2014, the Company amended the Equipment Financing Facility increasing the loan amount to $5.9 million to fund equipment purchased. The Company paid interest on the unpaid principal at the financial institution's prime reference rate plus 3.10%, which equaled 6.35%. Under the terms of the Equipment Financing Facility, the loan would mature on May 31, 2017. Under the terms of the Equipment Financing Facility, the Company would be required to make 30 payments of principal and interest through the maturity of the loan in May 2017.

In September 2015, the Company paid off the remaining principal balance of the equipment financing facility.  The Company made a payment of $4.1 million, comprising of principal, interest and administrative fees settling all of its obligations under the loan.

9.    Warrants

In 2007, the Company issued warrants to purchase an aggregate of 24,538 shares of common stock at an exercise price of $0.0978 per share to various holders. As of December 31, 2015, these warrants were fully exercised.

In 2009, the Company granted warrants to purchase 33,742 shares of Series B convertible preferred stock at an exercise price of $1.8908 per share. The warrants were granted to a financial institution in connection with a secured equipment loan and expire on November 2, 2019. In connection with the IPO in July 2015, these warrants were converted into the right to purchase common stock at a one-to-one ratio. In December 2015, the financial institution net-exercised all 33,742 of their warrant shares at the strike price of $1.8908 per share.  Based on the Natera closing price of $11.57 per share on the prior business day, Natera issued 28,227 shares to the financial institution.

In April 2014, the Company granted warrants to purchase approximately 376,691 warrants to purchase common stock at an exercise price of $2.3229 per common share.  The warrants were granted to ROS Acquisition Offshore LP in connection with our senior secured term loan and expire on April 18, 2023. It was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative.  As of December 31, 2015, these warrants remained exercisable for common stock.

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

As of December 31, 2014, the convertible preferred stock consisted of the following:

	Shares	Shares Issued and	Liquidation	Proceeds, net of
Series	Authorized	Outstanding	Amount	Issuance Costs
	(in thousands)
A-1	5,000	3,067	$20	$20
A	8,173	5,014	4,005	3,927
B	5,745	3,491	6,600	6,569
C	8,941	5,485	12,160	58,876
D	6,694	4,107	20,047	80,788
E	9,592	5,884	35,425	35,019
F	7,088	4,349	55,500	55,413
	51,233	31,397	$133,757	$240,612

Each share of Series A-1, Series A, Series B, Series C, Series D, Series E and Series F convertible preferred stock was convertible, at the option of the holder, into that number of fully paid and non-assessable shares of common stock that was equal to $0.0065,  $0.7987,  $1.8908,  $2.2168,  $4.8819,  $6.0199, and $12.7629 per share, respectively (as adjusted for stock splits, combinations, and reorganizations), divided by the conversion price of $0.0065,  $0.7987,  $1.8908,  $2.2168,  $4.8819,  $6.0199, and $12.7629, respectively (as adjusted for stock splits, combinations, and reorganizations). Additionally, each share of convertible preferred stock automatically converted into shares of common stock at the conversion rate at the time in effect for such series of convertible preferred stock immediately upon the earlier of: (i) the Company's sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended, the public offering price of which was not less than $40.0 million in the aggregate; or (ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of convertible preferred stock (voting together as a single class and not as separate series, and on an as-converted basis); provided, however, that an automatic conversion of the outstanding shares of Series E convertible preferred stock pursuant to clause (ii) above required the written consent or agreement of the holders of at least seventy percent of the outstanding shares of Series E convertible preferred stock unless such conversion is in connection with (x) an underwritten public offering of this corporation or (y) a bona fide financing transaction with a pre-money equity valuation on an as converted, fully diluted basis of less than $100.0 million that results in a recapitalization of the Company, in which case on the consent of the holders of a majority of the then outstanding shares of convertible preferred stock (voting together as a single class and not as separate series, and on an as-converted basis) was required to convert each share of convertible preferred stock. Series A and Series B preferred stockholders could elect two Board members (voting together as a single class) and Series C preferred stockholders could elect one Board member. No Board member had been elected at this time for the Series C convertible preferred stock.

The holders of shares of convertible preferred stock were entitled to receive dividends, on an equal basis, out of any assets legally available thereof, prior and in preference to any declaration or payment of any dividend (payable other than in common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock of this corporation) on the common stock of this corporation, at the applicable Dividend Rate (as defined below), payable when, as, and if declared by the Board. Such dividends were cumulative. Dividend Rate means $0.0639 per annum for each share of Series A convertible preferred stock, $0.0005 per annum for each share of Series A-1 convertible preferred stock, $0.1513 per annum for each share of Series B convertible preferred stock, $0.1773 per annum for each share of Series C convertible preferred stock, $0.3911 per annum for each share of Series D convertible preferred stock, $0.4817 per annum for each share of Series E convertible preferred stock, and $1.021 per annum for each share of Series F convertible preferred stock (each as adjusted for any stock splits, stock dividends, combinations, subdivisions, or recapitalizations).

In the event of a Company liquidation, the holders of Series E and Series F convertible preferred stock were entitled to receive, prior and in preference to any distribution of the proceeds of such liquidation to the holders of Series A, Series A-1, Series B, Series C, and Series D convertible preferred stock by reason of their ownership thereof, an amount per share equal to the sum of the original issue price for the Series E and Series F convertible preferred stock, plus declared and unpaid dividends on such shares.

The holder of each share of convertible preferred stock had the right to one vote for each share of common stock into which such preferred stock could be converted and such holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock, and was entitled to notice of any stockholders' meeting in accordance with the bylaws of the Company, except as provided for the election of directors by separate class vote of the holders of common stock, and was entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote. The Series A and Series B preferred stockholders could elect one director (voting together as a single class, not as a separate series and on an as-converted basis) and Series C preferred stockholders could elect one director at any election of directors.

11.     Common Stock

The Company's Certificate of Incorporation, as restated in connection with the closing of the IPO, authorizes the Company to issue 750.0 million shares of common stock with a par value of $0.0001 per share. As of December 31, 2015 and December 31, 2014, the Company had 50.3 million and 6.9 million shares of common stock outstanding, respectively. Each shareholder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders.

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

12.    Income Taxes

The Company's effective tax rates for the years ended December 31, 2015 and 2014 differ from the U.S. federal statutory rate as follows:

	December 31,
	2015		2014
	(in thousands, except percentages)
U.S. federal taxes (benefit) at statutory rate	$(24,375)	(34.00)%	$(1,747)	(34.00)%
State tax expense	(2,428)	(3.39)%	(294)	(5.72)%
Research and development credits	(751)	(1.05)%	(530)	(10.32)%
Stock-based compensation	1,683	2.35%	755	14.70%
Mark to market fair value adjustments	504	0.70%	566	11.01%
Other nondeductible items	841	1.17%	414	8.05%
Change in valuation allowance	24,526	34.21%	851	16.57%
Provision for income taxes	$—	—%	$15	0.29%

Due to its history of operating losses, the Company has not recorded any income tax expense for the years ended December 31, 2015 and December 31, 2014, except for $15 thousand of state income tax expense in 2014. As the provision for income taxes is not significant for 2015 and 2014, any income taxes have been reclassed in other income and expenses.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards.   The components of the net deferred income tax assets are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$41,451	$21,587
Research and development tax credit carryforwards	4,794	2,696
Reserves and accruals	3,108	1,717
Stock-based compensation	2,206	1,505
Total deferred tax assets before valuation allowance	51,559	27,505
Less: valuation allowance	(51,153)	(26,627)
	406	878
Deferred tax liabilities
Property and equipment	(406)	(878)
Net deferred tax assets	$—	$—

The Company established a full valuation allowance against its net deferred tax assets in 2015 and 2014 due to the uncertainty surrounding realization of these assets. The valuation allowance increased by $24.5 million, $0.9 million and $10.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had federal and state net operating loss (NOLs) carryforwards of approximately $114.5 million and $73.2 million, respectively, which begin to expire in 2027 and 2017, respectively, if not utilized. The deferred tax assets related to NOLs do not include excess tax benefits from employee stock option exercises. Equity will be increased by $1.4 million, if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized. The Company also had federal research and development credit carryforwards of approximately $4.6 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $3.4 million, which can be carried forward indefinitely. Realization of these deferred tax assets would require $138.8 million in taxable income to fully utilize. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

Federal and California tax laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an "ownership change" for tax purpose, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company's ability to utilize these carryforwards may be limited as the result of such ownership change. Such a limitation could result in limitation in the use of the NOLs in future years and possibly a reduction of the NOLs available.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$1,360	$898
Additions based on tax positions related to the current year	1,045	462
Additions for tax positions of prior years	—	—
Balance at end of year	$2,405	$1,360

The Company adopted the provisions of ASC 740-10-50, Accounting for Uncertainty in Income Taxes, on January 1, 2009. During the years ended December 31, 2015 and 2014, the amount of unrecognized tax benefits increased $1.0 million and $0.5 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2015 and 2014, the total amount of unrecognized tax benefits was $2.4 million and $1.4 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all prior tax years since incorporation. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2016.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2015, there were no accrued interest and penalties related to uncertain tax positions.

13.     Related‑Party Transactions

The chief executive officer of the Company received a monthly payment based on his use for Company business purposes of an apartment that he owned in New York City. For the years ended December 31, 2015, 2014 and 2013, the Company expensed $9,500, $22,800 and $22,642, respectively. The Company ceased making payments for this property following the sale of the apartment during the second quarter of 2015.

The Company entered into a full recourse promissory note with the Company’s chief executive officer, in April 2012. Pursuant to this note, which was secured by a stock pledge agreement, the Company loaned Dr. Rabinowitz $154,000. This interest only loan bore interest at a rate per annum of 1.15%, compounded annually. This loan, including all accrued interest, was repaid in full by Dr. Rabinowitz in May 2015.

The Company entered into a full recourse promissory note with Jonathan Sheena, the Company’s chief technology officer, in April 2012. Pursuant to this note, which was secured by a stock pledge agreement, the Company loaned Mr. Sheena $38,280. This interest only loan bore interest at a rate per annum of 1.15%, compounded annually. This loan, including all accrued interest, was repaid in full by Mr. Sheena in May 2015.

14.     Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to the Company’s IPO of its common stock, the Company’s convertible preferred stock was entitled to receive dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as converted basis with the common stock holders on any distributions to common stockholders. The convertible preferred shares were therefore considered to be participating securities. As a result, the Company calculated the net loss per share using the two-class method. Accordingly, the net loss attributable to common stockholders is derived from the net loss for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stock did not have a contractual obligation to share in the Company’s losses. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. In periods when the Company has incurred a net loss, convertible preferred stock, options to purchase common stock, common stock warrants and common stock subject to repurchase are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

The following table provides the basic and diluted net loss per common share computations for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013

Basic and diluted loss per share:
Net loss	$(70,275)	$(5,152)	$(37,110)
Net loss attributable to common shares, basic and diluted	(70,275)	(5,152)	(37,110)

Weighted-average common shares outstanding	27,687	6,670	6,093
Less: weighted-average unvested common shares subject to repurchase	(1,483)	(1,870)	(2,252)
Weighted-average number of shares used in computing net loss per share, basic and diluted	26,204	4,800	3,841

Basic and diluted net loss per share	$(2.68)	$(1.07)	$(9.66)

Potentially dilutive shares that were not included in the diluted per share calculations because they would be anti‑dilutive as of the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year ended December 31,
	2015	2014	2013

Options to purchase common stock	9,316	8,450	4,406
Warrants to purchase common stock	377	864	410
Common stock subject to repurchase	1,307	1,690	2,077
Convertible preferred stock	—	31,397	27,048
	11,000	42,401	33,941

15.     Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Year ended December 31,
(in thousands)	2015	2014	2013

United States	$164,952	$136,478	$48,263
Americas, excluding U.S.	4,552	4,883	1,402
Europe, Middle East, India, Africa	15,437	13,098	4,275
Other	5,414	4,830	1,231
Total	$190,355	$159,289	$55,171

16.     Quarterly Financial Data (unaudited)

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands, except per share data)
2015
Operating results:
Total revenues	$52,912	$44,921	$45,087	$47,435
Cost of product revenues	31,814	30,456	25,732	24,843
Gross profit	21,098	14,465	19,355	22,592
Other costs and expenses	38,446	35,206	34,827	28,869
Interest expense and other income (expense), net	(5,612)	3,111	(4,209)	(3,727)
Net loss	(22,960)	(17,630)	(19,681)	(10,004)
Per share data:
Net income - basic and diluted	$(0.47)	$(0.39)	$(3.58)	$(1.89)
2014
Operating results:
Total revenues	$49,884	$46,274	$35,836	$27,295
Cost of product revenues	22,662	20,820	19,014	15,900
Gross profit	27,222	25,454	16,822	11,395
Other costs and expenses	22,849	20,675	18,027	18,677
Interest expense and other income (expense), net	(3,119)	(1,055)	691	(2,334)
Net income (loss)	1,254	3,724	(514)	(9,616)
Per share data:
Net income - basic	$-	$0.04	$(0.11)	$(2.09)
Net income - diluted	-	0.03	(0.11)	(2.09)

17.    Subsequent Events

None.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements (included in Part II of this report):
•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets
•	Statement of Operations
•	Statement of Stockholders’ Equity (Deficit)
•	Statement of Cash Flows
•	Notes to Financial Statements
(2)	Financial Statement Schedules

All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	Reference is made to the Exhibit Index accompanying this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on this 23rd day of March, 2016.

/s/
Natera, Inc.
/ s / Herm Rosenman
Herm Rosenman
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthew Rabinowitz and Herm Rosenman as his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/ s / Matthew Rabinowitz Matthew Rabinowitz	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 23, 2016

/ s / Herm Rosenman Herm Rosenman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2016

/ s / Jonathan Sheena Jonathan Sheena	Chief Technology Officer and Director	March 23, 2016

/ s / Roelof F. Botha Roelof F. Botha	Director	March 23, 2016

/ s / Todd Cozzens Todd Cozzens	Director	March 23, 2016

/ s / Edward C. Driscoll, Jr. Edward C. Driscoll, Jr.	Director	March 23, 2016

/ s / James I. Healy James I. Healy	Director	March 23, 2016

/ s / John Steuart John Steuart	Director	March 23, 2016

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	6/22/2015
4.2	Amended and Restated Investors' Rights Agreement, dated November 20, 2014.	S-1	333-204622	4.2	6/1/2015
10.1*	2007 Stock Plan and form of agreements thereunder.	S-1	333-204622	10.1	6/1/2015
10.2*	2015 Equity Incentive Plan and forms of agreements thereunder.					X
10.3*	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	6/25/2015
10.4	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	S-1/A	333-204622	10.4	6/22/2015
10.5	Sublease Agreement, dated December 13, 2011, by and between Registrant and Nektar Therapeutics, as amended January 31, 2012 and January 3, 2013.	S-1	333-204622	10.5	6/1/2015
10.6	Sublease Agreement, dated March 21, 2014, by and between Registrant and Intrexon Corporation.	S-1	333-204622	10.6	6/1/2015
10.7	Warrant, dated April 18, 2013, by and between Registrant and Royalty Opportunities S. à r.l.	S-1	333-204622	10.9	6/1/2015
10.8	Warrant, dated November 2, 2009, by and between Registrant and Silicon Valley Bank.	S-1	333-204622	10.10	6/1/2015
10.10	Form of Warrant to Purchase Common Stock.	S-1	333-204622	10.12	6/1/2015
10.11**	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended (conformed copy).	S-1/A	333-204622	10.13	6/30/2015
10.12*	Amended Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated June 7, 2007.	S-1/A	333-204622	10.15	6/25/2015
10.13*	Amended Employment Agreement, by and between Registrant and Jonathan Sheena, dated June 7, 2007.	S-1/A	333-204622	10.16	6/25/2015
10.14*	Offer Letter, by and between Registrant and Herm Rosenman, dated January 17, 2014.	S-1/A	333-204622	10.17	6/25/2015
10.15*	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.1	11/12/2015
10.16	UBS Credit Line Agreement, dated September 23, 2015, as amended.	10-Q	001-37478	10.2	11/12/2015

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17*	Natera, Inc. Management Cash Incentive Plan.	10-Q	001-37478	10.3	11/12/2015
10.23	Lease, dated October 26, 2015, by and between Registrant and BMR-201 Industrial Road LP.					X
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 125 of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*Indicates a management contract or compensatory plan.

**   Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

†The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Natera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.