Form 10-Q
period 2016-03-31
Natera, Inc.
filed 2016-05-13
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 51,256,216.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$33,985	$28,947
Restricted cash, current portion	1,322	901
Short-term investments	196,597	201,586
Accounts receivable, net of allowance of $1,203 in 2016 and $971 in 2015	6,105	5,862
Inventory	6,689	8,093
Prepaid expenses and other current assets	3,927	5,337
Total current assets	248,625	250,726
Property and equipment, net	15,098	12,710
Restricted cash, long term portion	342	683
Other assets	1,683	1,121
Total assets	$265,748	$265,240
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,980	$7,332
Accrued compensation	8,899	8,552
Other accrued liabilities	20,715	18,708
Deferred revenue	215	144
Short-term debt financing	42,205	42,090
Warrants	3,139	3,649
Total current liabilities	84,153	80,475
Total liabilities	84,153	80,475
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	6	5
Additional paid in capital	439,962	436,259
Accumulated deficit	(258,769)	(250,083)
Accumulated other comprehensive income (loss)	396	(1,416)
Total stockholders’ equity	181,595	184,765
Total liabilities and stockholders’ equity	$265,748	$265,240

See accompanying notes to the unaudited condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
Revenues
Product revenues	$61,136	$46,899
Other revenues	766	536
Total revenues	61,902	47,435
Cost and expenses
Cost of product revenues	32,340	24,843
Research and development	8,759	5,630
Selling, general and administrative	30,408	23,239
Total cost and expenses	71,507	53,712
Loss from operations	(9,605)	(6,277)
Interest expense	(115)	(1,010)
Interest expense from changes in the fair value of long term debt	—	(1,800)
Interest and other income (expense), net	1,035	(917)
Net loss	$(8,685)	$(10,004)
Unrealized gain on available-for-sale securities, net of tax	1,811	—
Comprehensive loss	$(6,874)	$(10,004)

Basic and diluted net loss per share	$(0.17)	$(1.89)

Weighted-average number of shares used in computing basic and diluted net loss per share	50,439	5,289

See accompanying notes to the unaudited condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2016	2015
Operating activities
Net loss	$(8,685)	$(10,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,194	1,641
Amortization of premium on investment securities	364	—
Gain on investments	(84)	—
Impairment of assets	20	—
Stock-based compensation	2,396	1,147
(Gain)/loss from changes in fair value of warrants	(510)	963
Loss from change in fair value of long term debt	—	1,800
Provision for doubtful accounts	234	91
Changes in operating assets and liabilities:
Accounts receivable	(478)	463
Inventory	1,404	(1,780)
Prepaid expenses and other current assets	1,410	(1,304)
Restricted cash	(79)	(34)
Other assets	(561)	(221)
Accounts payable	1,825	5,718
Accrued compensation	347	(435)
Other accrued liabilities	1,603	(455)
Deferred revenue	71	(81)
Net cash provided by (used in) operating activities	471	(2,491)

Investing activities
Purchases of investments	(14,079)	—
Proceeds from sale of investments	10,599	—
Proceeds from maturity of investments	10,000	—
Proceeds from sale of property and equipment	225	—
Purchases of property and equipment, net	(3,484)	(3,749)
Net cash provided by (used in) investing activities	3,261	(3,749)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	106
Proceeds from exercise of stock options	1,306	—
Proceeds from issuance of preferred stock, net	—	(27)
Costs paid for loan	—	(6)
Repayments of equipment financing	—	(585)
Deferred offering costs	—	(76)
Net cash provided by (used in) financing activities	1,306	(588)

Net increase (decrease) in cash	5,038	(6,828)
Cash at beginning of period	28,947	87,176
Cash at end of period	$33,985	$80,348

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash.  Short-term restricted cash consists of $1.1 million, securing the Company’s letter of credit for its headquarters operating lease which expires in October 2016 and $0.2 million in payments received by certain customers.  Long-term restricted cash consists of $0.3 million deposit per credit card terms.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended March 31, 2016 and 2015, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2016, one customer had a receivable balance of approximately 12% of net accounts receivable, and as of December 31, 2015 there were no customers who had a balance greater than 10%.

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

The Company recognizes revenue from the cloud-based distribution service offering. The Company grants customers licenses to use the Company’s proprietary intellectual properties and the cloud-based Company software, and provides the other services to support the use of the Company's proprietary technology with its customers. The Company’s proprietary software is used in connection with the analysis of DNA sequence data in a manner yielding a result indicating the likely presence or absence of full or partial chromosomal abnormalities. The licensees do not have the right to possess the Company’s software, but rather receive the software as a service. The revenues are recognized on an accrual basis (assuming all revenue recognition criteria are met) under the terms of the related agreements and are included in other revenues in the statements of operation.

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

 Capitalized Software Held for Internal Use

The Company capitalizes costs of software purchased for internal use during the application development stage of a project and amortizes those costs over their estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.2 million and $0.8 million as of March 31, 2016 and December 31, 2015, respectively. Amortized expense for amounts previously capitalized for the three months ended March 31, 2016 and 2015 was $0.1 million and $0, respectively.

 Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	March 31,
	2015	Increase	Adjustment	2016
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(1,416)	$1,836	$(24)	$396
Total accumulated other comprehensive (loss) income, net of tax	(1,416)	1,836	(24)	396

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

Property and Equipment

Property and equipment, including purchased and internally developed software, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically reviews the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. During the second quarter of 2015, the Company increased the depreciable lives of certain sequencing and automation machinery equipment from three years to five years. The effect of this change in estimate for the three months ended March 31, 2016 was a decrease in loss from operations and net loss of $0.4 million. The effect of this change in estimate was a decrease in net basic and diluted loss per share of $0.01 for the three months ended March 31, 2016.

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

In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for the Company in the fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2015‑17 on its financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, the ASU allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and allowing forfeitures to be either estimated, as required today, or recognized when they occur. The new guidance will be effective for public entities in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-09 on its financial statements.

3. Fair Value Measurements

The Company's financial assets and liabilities carried at fair value are comprised of investment assets that include money market and investments, and a liability for common stock warrants.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2016				December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$8,263	$—	$—	$8,263	$5,966	$—	$—	$5,966
U.S. Treasury securities	103,096	—	—	103,096	103,813	—	—	103,813
U.S. agency securities	—	74,616	—	74,616	—	78,853	—	78,853
Municipal securities	—	18,885	—	18,885	—	18,920	—	18,920
Total financial assets	$111,359	$93,501	$—	$204,860	$109,779	$97,773	$—	$207,552

Current Liabilities:
Warrants	$—	$—	$3,139	$3,139	$—	$—	$3,649	$3,649
Total financial liabilities	$—	$—	$3,139	$3,139	$—	$—	$3,649	$3,649

The Company's warrants to purchase common stock are valued using Level III inputs; the Company used inputs from a Black-Scholes model with market volatility that is determined for comparable companies in the same business sector. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

In April 2013, the Company entered into a senior secured term loan with a third‑party lender, which consisted of a credit agreement, royalty agreement, warrants, and loan commitment. The Company considered the guidance under ASC 825‑10, Financial Instruments, which provides a measurement basis election for most financial instruments (i.e., either historical cost or fair value), allowing reporting entities to mitigate potential mismatches that arise under the current mixed measurement attribute model and ASC 820, Fair Value Measurements and Disclosures that provides for the fair value measurement of assets and liabilities, except for derivatives, for which the fair value was determined by ASC 815, Derivatives and Hedging.

The Company evaluated the components of the senior secured term loan and determined that they were derivatives to be evaluated under ASC 815‑15‑25‑1. The fair value accounting for derivatives was not an option, as derivatives must be fair valued under ASC 815 following the measurement guidance under ASC 820. Therefore, the Company engaged a third-party to determine the fair value of the derivatives using the guidance of ASC 820 and recorded the Senior Secured Term Loan at fair value.

ASC 815 requires the terms and features of an instrument that are not a derivative itself to be evaluated for embedded derivatives that must be bifurcated and separately accounted for as freestanding derivatives. In general, under ASC 815‑15‑25‑1, an embedded derivative is separated from the host contract and accounted for as a derivative instrument if certain criteria were met.

Based upon the Company's evaluation, the senior secured term loan constituted a liability with embedded derivative features that must be accounted for separately as mark-to-market instruments. In addition, adjustments to the embedded royalty feature were recorded as interest expense as they occurred, offset to the carrying amount of the debt (with the eventual cash outlay to settle such amounts recorded against the carrying amount of the debt). Based on the Company's evaluation, it was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. In October 2015, the Company paid off the entire borrowings under the senior secured term loan.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the three months ended March 31, 2016:

Warrants
(in thousands)
Balance at December 31, 2015	$3,649
Change in fair value	(510)
Balance at March 31, 2016	$3,139

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based upon a model with inputs from a Black-Scholes model and market volatility of 77.0% that was determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

4. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments effective September 2015. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$8,263	$—	$—	$8,263	$5,966	$—	$—	$5,966
U.S. Treasury securities	102,950	183	(37)	103,096	104,537	1	(725)	103,813
U.S. agency securities	74,428	228	(40)	74,616	79,491	—	(638)	78,853
Municipal securities	18,824	68	(7)	18,885	18,974	2	(56)	18,920
Total	$204,465	$479	$(84)	$204,860	$208,968	$3	$(1,419)	$207,552

Classified as:
Cash equivalents				$8,263				$5,966
Short-term investments				196,597				201,586
Total				$204,860				$207,552

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par and are all paying their coupons on schedule.  Thus the Company has determined there is currently no other than temporary impairment of its investments, and will continue to recognize unrealized losses and gains in other comprehensive income (loss).  During the three months ended March 31, 2016, the Company had $0.1 million in realized gains and immaterial losses for a total net realized gain of $0.1 million. The Company uses the specific investment identification method to calculate realized gains and losses as well as the amount reclassified out of other comprehensive income to net income. As of March 31, 2016, the Company has 34 investments in an unrealized loss position in its portfolio. The Company earned interest income of $0.4 million during the three months ended March 31, 2016. The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2016:

	March 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$59,489	$59,464
Greater than one year but less than five years	144,976	145,396
Total	$204,465	$204,860

5. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2016	2015
		(in thousands)
Machinery and equipment	3-5 years	$20,945	$20,670
Furniture and fixtures	3 years	413	217
Computer equipment	3 years	893	911
Capitalized software held for internal use	3 years	1,580	1,037
Leasehold improvements	Life of lease	1,686	1,686
Construction-in-process		4,462	1,979
		29,979	26,500
Less: Accumulated depreciation and amortization		(14,881)	(13,790)
Total Property and Equipment, net		$15,098	$12,710

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

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accrued paid time off	$1,864	$2,024
Accrued commissions	3,321	3,691
Accrued bonuses	796	1,348
Other accrued compensation	2,918	1,489
Total accrued compensation	$8,899	$8,552

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accrued expenses	$19,341	$17,870
Accrued rent	875	450
Deferred lease obligation	28	42
Sales tax payable	471	346
Total other accrued liabilities	$20,715	$18,708

6. Commitments and Contingencies

Operating Leases

As of March 31, 2016, the Company sub‑leases office facilities under non‑cancelable operating lease agreements. In January 2013, the Company amended its sublease agreement to expand its corporate headquarters. In connection with the amendment, the Company executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. The related subleases expire in October 2016.

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

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 with monthly payments beginning in December 2016, increasing from $133,000 to $207,500. Per the terms of the lease, the subsidiary has paid a security deposit of $375,000, and the landlord has allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million.

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

The future annual minimum lease payments under all non-cancelable operating leases as of March 31, 2016 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2016 (nine months)	$2,407
2017	5,442
2018	5,976
2019	6,140
2020	6,304
2021 and thereafter	25,922
Total future minimum lease payments	$52,191

Rent expense for the three months ended March 31, 2016 and 2015 was $1.3 million and $0.5 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On March 4, 2016, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Diego, by a patient alleging that the Company failed to perform a test that was ordered. The complaint seeks unspecified damages. The Company has notified its insurer, who is providing a defense under a reservation of rights. The Company intends to vigorously defend against the claims in this lawsuit, but it cannot be certain of the outcome.

On February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, four purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against the Company, its directors and certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of its July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company has removed these actions to the United States District Court for the Northern District of California; a motion to remand the actions to the San Mateo Superior Court is pending. The Company intends to defend the matter vigorously, but it cannot be certain of the outcome.

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

Third-Party Payer Reimbursement Audits

In November 2014, a third-party payer sought information as part of an investigative audit of claims which it had paid for certain genetic testing. The Company complied with their request and provided responsive information. In a letter dated June 2, 2015, the third-party payer alleged that it had overpaid $1.9 million to the Company,  which it claimed was an overpayment reflecting the difference between what it paid to the Company and what it contended it should have paid based on its fee schedule and coverage determinations. In August 2015, the Company reached an agreement for a settlement payment of $1.2 million as part of a complete settlement of this matter. This charge was recorded against “revenue” in the second quarter of 2015.

Contractual Commitment

As of March 31, 2016, the Company has non‑cancelable contractual commitments with a supplier for approximately $13.3 million and other material supplier commitments for approximately $5.3 million in the aggregate for inventory material used in the laboratory testing process.

In January 2015, the Company entered into a laboratory services agreement.  As of March 31, 2016, there was a total remaining minimum of approximately $3.6 million through October 2016.

7. Stock‑Based Compensation

2007 and 2015 Stock Plans

In January 2007, the Board of Directors (the Board) adopted, and the Company’s stockholders approved, the Company’s 2007 Stock Plan (the 2007 Plan), which was amended and restated on March 25, 2010 and amended on April 16, 2015. Pursuant to the 2007 Plan, stock options may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or non-statutory stock options. Under the amended and restated 2007 Plan, the Company had reserved 15,999,289 shares of its common stock for issuance through March 31, 2016. The 2007 Plan was terminated in July 2015; however, the terms of the 2007 Plan will continue to govern any outstanding awards thereunder.

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

Stock Options

The following table summarizes option activity for the three months ended March 31, 2016:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2015	3,734	9,324	$3.96
Additional shares authorized	2,014	—
Options granted	(122)	122	$7.79
Options exercised	—	(667)	$1.96
Options forfeited/cancelled	384	(384)	$5.29
Balance at March 31, 2016	6,010	8,395	$4.11	7.38	$48,499
Exercisable at March 31, 2016		5,241	$2.12	6.50	$38,941
Vested and expected to vest at March 31, 2016		8,021	$3.93	7.31	$47,533

Restricted Stock Awards

In February 2016, the Company granted 24,540 fully vested shares to a non-employee service provider.

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following table presents the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016			2015
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$158	$(25)	$133	$62	$22	$83
Research and development	606	(1)	605	249	12	261
Selling, general and administrative	1,461	197	1,658	784	19	803
Total	$2,225	$171	$2,396	$1,095	$52	$1,147

As of March 31, 2016, approximately $14.0 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested stock options will be recognized over a weighted‑average period of approximately 2.16 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended March 31,
	2016			2015
Expected term	5.1	—	5.2	5.6	—	5.7
Expected volatility	70.6%	—	71.0%	72.6%	—	73.0%
Expected dividend rate			0%			0%
Risk-free interest rate	1.25%	—	1.51%	1.56%	—	1.58%

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

8. Debt

Credit Line Agreement

In September 2015, the Company entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn down in increments at any time.  In October 2015, the Company borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS. The Credit Line bears interest at 30-day LIBOR plus 0.65% per annum. In November, 2015, the Company borrowed an additional $10.0 million which increased the principal balance to $42.0 million.  The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

9. Warrants

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

10. Income Taxes

Due to the current operating losses, the Company recorded zero income tax expense for the three months ended March 31, 2016 and 2015, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 37% before research and development credits and permanent adjustments related to stock based compensation and mark to market adjustments on warrants.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of March 31, 2016. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.7 million and $2.4 million in unrecognized tax benefits at March 31, 2016 and December 31, 2015, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2016, there were no accrued interest and penalties related to uncertain tax positions.

11. Net Loss per Share

Basic and diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding shares subject to repurchase, and without consideration of potentially dilutive securities. The Company's potential dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, convertible preferred stock and warrants have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

The following table provides the basic and diluted net loss per share computations for the three months ended March 31, 2016 and 2015.

	Three months ended
	March 31,
(in thousands, except per share data)	2016	2015

Basic and diluted loss per share:
Net loss	$(8,685)	$(10,004)

Weighted-average common shares outstanding	50,803	6,916
Less: weighted-average unvested common shares subject to repurchase	(364)	(1,627)
Weighted-average number of shares used in computing net loss per share, basic and diluted	50,439	5,289

Basic and diluted net loss per share	$(0.17)	$(1.89)

Potentially dilutive shares that were not included in the diluted per share calculations because they would be anti‑dilutive as of the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
	March 31,
	2016	2015
	(in thousands)
Options to purchase common stock	8,395	9,358
Warrants to purchase common stock	377	852
Common stock subject to repurchase	—	1,596
Convertible preferred stock	—	31,397
	8,772	43,203

12. Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Three months ended
	March 31,
(in thousands)	2016	2015

United States	$56,021	$40,872
Americas, excluding U.S.	579	1,297
Europe, Middle East, India, Africa	3,643	3,893
Other	1,659	1,373
Total	$61,902	$47,435

13. Subsequent Events

Construction Agreement

In April 2016, the Company’s subsidiary entered into a construction agreement for leasehold improvements at an estimated cost of $6.5 million for the Austin, Texas property.  The leasehold improvements include office and laboratory space which is anticipated to be substantially completed in August 2016. The estimated cost of the leasehold improvements of $6.5 million are within the contracted leasehold improvement allowance of $7.8 million.

Insurance Company Agreement

In April 2016, the Company entered into an agreement with an insurance company to provide the Company’s testing services as an in-network service provider.  The agreement contains a provision whereby the Company has agreed to pay the insurance company $3.2 million in exchange for partial exclusivity as an in-network provider.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best in class accuracy and coverage. In addition to our direct sales force in the United States, which we are continuing to expand, we have a global network of over 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology by introducing a global cloud-based distribution model. We have launched seven molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. Over 254,000 Panorama tests were accessioned during the year ended December 31, 2015 and over 81,000 Panorama tests were accessioned during the three months ended March 31, 2016. Our revenues have grown from $4.3 million in 2010 to $190.4 million in the year ended December 31, 2015, and from $47.4 million in the three months ended March 31, 2015 to $61.9 million in the three months ended March 31, 2016.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of Spectrum Preimplantation Genetic Screening (PGS) in 2009 and Spectrum Preimplantation Genetic Diagnosis (PGD) in 2010; Anora Products of Conception (POC) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screen (HCS) in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; and Constellation in 2015.

In the year ended December 31, 2015, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our Horizon Carrier Screening testing is performed by third-party laboratories. During the three months ended March 31, 2016, we accessioned greater than 105,000 tests, including greater than 81,000 Panorama tests. In the year ended December 31, 2015, we accessioned greater than 310,000 tests, including greater than 254,000 Panorama tests. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices. We market and sell our tests both through our sales force and those of our laboratory partners. We bill clinics, laboratory partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory and distribution partners, our partners in turn bill clinics, patients and insurance payers. Insurers reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the payers with positive NIPT coverage determinations include UnitedHealthcare, AETNA, Anthem, Humana and CIGNA. We and our laboratory partners have in-network contracts with insurance providers that account for almost 200 million covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory partners, and the number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. We accessioned over 105,000 tests during the three months ended March 31, 2016, compared to over 64,000 tests during the three months ended March 31, 2015. This increase in volume is primarily due to the commercial growth of our Panorama and Horizon carrier screening tests. We significantly increased the number of our domestic sales representatives in the third quarter of 2014 through the second quarter of 2015 in an effort to increase the number of tests distributed through our direct sales force. The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2016 was 82%, up from 80% for the three months ended March 31, 2015. The percent of our revenues attributable to U.S. laboratory partners for the three months ended March 31, 2016 was 8%, up from 6% for the three months ended March 31, 2015. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the three months ended March 31, 2016 was 10%, down from 14% for the three months ended March 31, 2015.

In addition to distributing molecular diagnostic tests through our direct sales force and laboratory partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests ourselves, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $0.8 million and $0.5 million in revenues from our licensing arrangements during the three months ended March 31, 2016 and 2015, respectively.  The DDC arrangement commenced in the second quarter of 2014, and our other arrangements commenced as early as the fourth quarter of 2015.

Our revenues increased to $61.9 million in the three months ended March 31, 2016 from $47.4 million in the three months ended March 31, 2015. Panorama revenues accounted for $38.6 million, or 62%, of our revenues for the three months ended March 31, 2016 and $34.8 million, or 73%, of our revenues for the three months ended March 31, 2015. For the three months ended March 31, 2016, there were no customers exceeding 10% of total revenue on an individual basis. Sales to Bio-Reference represented 7% and 3% of our revenues in the three months ended March 31, 2016 and 2015, respectively, generated from Panorama. Revenues from customers outside the United States were $5.9 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros. For the three months ended March 31, 2016 and 2015, approximately 10% and 14%, respectively, of our revenues were generated in international markets.

Our net losses for the three months ended March 31, 2016 and 2015 were $8.7 million and $10.0 million, respectively. This included non-cash stock compensation expense of $2.4 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $258.8 million.

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

Our two primary distribution channels are our direct sales force and our laboratory and distribution partners. We have also recently implemented a cloud-based distribution model, from which we began recognizing revenue in the fourth quarter of 2015. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We do not maintain an account receivable balance in our financial statements for outstanding billing to the insurance payers because we cannot determine the collectable portion of the billings until cash is received.

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

Revenue recognized on a cash basis represented 88% and 82% of our revenues for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we have 14 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three months ended March 31, 2016, we recognized revenue from only four such arrangements.

The fixed fees identified in contracts with laboratory partners change only if a pricing amendment is agreed upon between both parties. For cases in which there is no fixed price established with a laboratory partner, we then recognize revenues from partner distributed tests on a cash basis.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, offer additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. However, as we enter into additional in-network contracts with insurance providers, we anticipate our average reimbursement per test will decrease.

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

However, having rapidly achieved scale, we have increased our focus on more efficient use of labor, automation, and DNA sequencing. For example, we have updated the molecular and bioinformatics process for Panorama to further reduce the sequencing reagents, test steps and associated labor costs required to obtain a test result, while increasing the sensitivity of the test to allow it to run with lower fetal fraction input. These improvements also reduced the frequency of the need to require blood redraws from the patient. In addition, we are continuing to grow our cloud-based distribution network. This model reduces sample shipping, labor, and material costs at our CLIA-certified laboratory in California. Four of our laboratory licensees have begun running tests developed under license from us in their own laboratories, leaving us to provide only the algorithmic data analysis in the cloud through our Constellation software, and software maintenance. We have agreements with various other laboratories, and are in active discussions with many other potential licensees, under this distribution model.

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

Selling, General and Administrative

Selling, general and administrative expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, education seminars, payer outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In the near term, we expect selling, general and administrative expenses will increase driven by the costs of hiring additional sales personnel associated with further penetrating the domestic and international market, and marketing and education expenses to drive market penetration and reimbursement. We also expect selling, general and administrative expenses to continue to increase as a result of becoming a public company. These expenses are related to compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our selling, general and administrative expenses will increase in absolute dollars as we expand our billing and client services functions.

Interest Expense

Interest expense is attributable to borrowing under our senior secured term loan and our equipment financing facility prior to repayment and our line of credit. We also recognize revenue-based royalties to the lender associated with our senior secured term loan as part of interest expense.

Interest Expense from Changes in the Fair Value of Long-Term Debt

Interest expense also arose from changes in the fair value associated with our senior secured term loan prior to repayment.

Interest and Other Income (Expense), Net

Interest and other income (expense), net is from interest earned on our cash, realized gains on investments, foreign currency re-measurement gains and other expense relates to the changes in the fair value associated with our warrants.

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

We consider our critical accounting policies and estimates to be revenue recognition; income taxes; fair value measurement and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2016. We periodically review the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. The effect of this change in estimate for the three months ended March 31, 2016 was a decrease in loss from operations and net loss of $0.4 million.

Results of operations

Comparison of the three months ended March 31, 2016 and 2015

	Three months ended
	March 31,		Increase /	% Increase /
	2016	2015	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues
Product revenues	$61,136	$46,899	$14,237	30.4%
Other revenues	766	536	230	42.9
Total revenues	61,902	47,435	14,467	30.5
Cost and expenses:
Cost of product revenues	32,340	24,843	7,497	30.2
Research and development	8,759	5,630	3,129	55.6
Selling, general and administrative	30,408	23,239	7,169	30.8
Total cost and expenses	71,507	53,712	17,795	33.1
Loss from operations	(9,605)	(6,277)	(3,328)	53.0
Interest expense	(115)	(1,010)	895	(88.6)
Expense from changes in the fair value of long-term debt	—	(1,800)	1,800	(100.0)
Interest and other income (expense), net	1,035	(917)	1,952	(212.9)
Net loss	$(8,685)	$(10,004)	$1,319	(13.2)%

Revenues

Revenues increased $14.5 million, or 30%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. This was primarily due to increase in volume of Panorama and Horizon carrier screening tests performed during the quarter. Approximately 45% of our revenues during the three months ended March 31, 2016 were derived from test volumes accessioned in the quarter ended March 31, 2016; the balance of our revenues was derived from tests accessioned in prior periods. Panorama revenue increased $3.8 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to increased Panorama volumes.  HCS revenue increased $11.2 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to increased HCS volumes.  Royalty revenues increased $0.2 million, and revenues from other products decreased $0.7 million, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

During the three months ended March 31, 2016, we accessioned greater than 105,000 tests, including greater than 81,000 Panorama tests and greater than 19,400 Horizon carrier screening tests. We recognized revenue on greater than 49,000 tests, including greater than 40,000 Panorama tests and greater than 7,000 Horizon carrier screening tests, in the three months ended March 31, 2016. Forty-eight percent of the 49,000 tests, including 51% of the 40,000 Panorama tests and 40% of the 7,000 Horizon carrier screening tests, were accessioned in the three months ended March 31, 2016, and the remainder were accessioned in prior periods. During the three months ended March 31, 2015, we accessioned greater than 64,000 tests, including greater than 55,000 Panorama tests and greater than 6,000 Horizon carrier screening tests. We recognized revenue on greater than 34,000 tests, including greater than 28,000 Panorama tests and greater than 3,600 Horizon carrier screening tests, in the three months ended March 31, 2015. Fifty-six percent of the 34,000 tests, including 57% of the 28,000 Panorama tests and 36% of the 3,600 Horizon carrier screening tests, were accessioned in the three months ended March 31, 2015, and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for most tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is related to a greater percentage of tests distributed through our direct sales force in the three months ended March 31, 2016 versus the three months ended March 31, 2015, and the implementation of a new CPT code in January 2015.

Revenues from customers outside the United States were $5.9 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively.

Cost of product revenues

Cost of product revenues increased $7.5 million, or 30%, during the three months ended March 31, 2016 compared to the three months ended March 31, primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama and HCS tests performed in the three months ended March 31, 2016. As a percentage of total revenues, cost of product revenues were effectively the same at 52% for the three months ended March 31, 2016 and 2015. The percentage of our revenues attributable to cost of product revenues is impacted because we continued to derive Panorama volume growth in the average risk population, which is not yet broadly reimbursed.

Research and development

Research and development expenses increased $3.1 million, or 56%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in research and development expenses was primarily attributable to a $2.3 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount, as well as a $0.4 million increase in outside services costs, and a $0.8 million increase in office, facilities and other expenses, offset by a decrease in laboratory expenses of $0.4 million. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products. In the near term, we will continue to grow research and development expenses in support of Panorama and other new products and programs, including the application of our proprietary technologies for cancer and other disease detection.

Selling, general and administrative

Selling, general and administrative expenses increased $7.2 million, or 31%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in selling, general and administrative expenses was primarily attributable to a $3.2 million increase in salaries and personnel‑related costs associated with an increase in sales, general and administrative expenses reflects the net addition of employees and contractors from March 31, 2015 to March 31, 2016. In addition, we experienced a $1.2 million increase in travel expenses and $0.5 million increase in outside services costs, primary related to consulting fees. Marketing expenses increased $0.2 million, administrative and other expenses increased $1.0 million, office expenses increased $0.4 million, and facilities expenses increased $0.7 million. As we continue to grow as a public company, we expect our selling, general and administrative expenses to continue to increase.

Interest expense

Interest expense decreased $0.9 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and was primarily due to the payoff of the higher interest rate senior secured term loan, see “Liquidity and Capital Resources—Senior Secured Term Loan,” compared to the interest rate on the line of credit, see “Liquidity and Capital Resources—Credit Line Agreement.”

Expense from changes in the fair value of long-term debt

Expense from changes in the fair value of long-term debt decreased $1.8 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the payoff of the senior secured loan in October 2015.

Interest and other income (expense), net

Interest and other income (expense), net changed $2.0 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and was primarily related to the fair value measurement of the outstanding warrants as of March 31, 2016 and interest income during the three months ended March 31, 2016.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2016, we had a net loss of $8.7 million, and we expect to incur additional losses in future periods. As of March 31, 2016, we had an accumulated deficit of $258.8 million.

To date, we have funded our operations primarily with the net proceeds from our initial public offering (“IPO”), sales of our preferred stock and convertible promissory notes, borrowings under our senior secured term loan arrangement with ROS Acquisition Offshore LP, or ROS, our credit facilities with a commercial bank and revenues from operations. We also received a total of $5.7 million of grant income from the National Institutes of Health between 2006 and 2013. As of March 31, 2016, we had $34.0 million of cash and cash equivalents, $1.7 million of restricted cash and $196.6 million in short-term investments.

Initial Public Offering

In July 2015, we completed an IPO, and subsequently in August 2015, we completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, we sold 10,900,000 shares of common stock at $18.00 per share, which raised $178.5 million in proceeds, net of underwriting discounts, commissions, and offering expenses.

Senior Secured Term Loan

In April 2013, we entered into a senior secured term loan arrangement with ROS Acquisition, L. P., as amended June 6, 2014, which we refer to as the Secured Loan Arrangement for $40.0 million in aggregate borrowing capacity, of which we borrowed $20.0 million. The Secured Loan Arrangement consisted of a term loan, or Credit Agreement, a warrant to purchase 376,691 shares of common stock with an exercise price of $2.3229 per share (which expires in April 2023) and an agreement to pay royalties on our revenues, or Royalty Agreement. In October 2015, we prepaid the entire amount outstanding under the Secured Loan Arrangement, comprising $20.0 million in principal, $2.0 million (10% of the outstanding principal) in prepayment penalty, and a $6.0 million (including third quarter 2015 and payoff expense) royalty payment applied toward the royalty obligation. This prepayment terminated the loan, royalty and all associated liens securing the Secured Loan Arrangement.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. In October 2015, we borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured loan agreement with ROS. The Credit Line bears interest at one-month LIBOR plus 0.65%, and equaled approximately 0.84% per annum at the time of the draw. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS.

In November 2015, we borrowed an additional $10.0 million from the Credit Line to provide working capital at an interest rate of approximately 0.85% (one-month LIBOR plus 0.65%). This draw down increased the total principal amount outstanding under the Credit Line to $42 million. We accrued $0.1 million and $0.1 million in interest on the $42.0 million Credit Line during the three months ended March 31, 2016 and year ended December 31, 2015, respectively.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Management may elect, however, to finance operations by selling additional equity securities. If additional funding is required or desired, we cannot assure you that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an adverse effect on our ability to execute on our business plan. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash provided by (used in) operating activities	$471	$(2,491)
Cash provided by (used in) investing activities	3,261	(3,749)
Cash provided by (used in) financing activities	1,306	(588)
Net increase (decrease) in cash	5,038	(6,828)
Cash at beginning of year	28,947	87,176
Cash at end of year	$33,985	$80,348

Cash Provided (Used in) by Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 was $0.5 million. The net loss of $8.7 million reflects non‑cash charges of $1.2 million of depreciation and amortization, $2.4 million of stock compensation expense and a $0.5 million gain from the change in the value of warrants, and other non‑cash charges of $0.5 million. The decrease in operating assets of $1.7 million was primarily due to a $1.4 million decrease in inventory, a decrease in prepaid assets and other current assets of $1.4 million, slightly offset by an increase in accounts receivable of

$0.5 million, and an increase in other assets and restricted cash of $0.6 million. Operating liabilities increased by $3.8 million primarily driven by increases in accounts payable of $1.8 million, other accrued liabilities of $1.6 million, accrued compensation of $0.3 million, and deferred revenue of $0.1 million.

For the three months ended March 31, 2015, our net cash (used in) operating activities was $2.5 million consisted of a net loss of $10.0 million. Adjustments for non-cash items primarily consisted of non-cash stock compensation expense of $1.1 million, depreciation and amortization expense of $1.6 million, charge from change in fair value of long term debt and warrants of $2.8 million and other non-cash charges of $0.1 million. The increase in operating assets of $2.8 million was primarily due to a $1.8 million increase in inventory related to preparation of a new product launch, an increase in prepaid assets of $1.3 million and an increase in other assets of $0.2 million offset by a decrease in accounts receivable of $0.5 million. Operating liabilities increased by $4.7 million primarily driven by increases in accounts payable of $5.7 million offset by decreases in accrued compensation of $0.4 million, other accrued liabilities of $0.5 million and deferred revenue of $0.1 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the three months ended March 31, 2016 was $3.3 million and was primarily related to $6.5 million of net proceeds from investments and the net acquisition of $3.2 million of property and equipment.

Cash (used in) investing activities for the three months ended March 31, 2015 was $3.7 million and was primarily related to the acquisition of property and equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 was $1.3 million consisting of proceeds from issuance of common stock.

For the three months ended March 31, 2015, net cash (used in) financing activities was $0.6 million, consisting primarily of repayments of $0.6 million on our equipment financing facility which we paid-off in September 2015.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Agreement, Royalty Agreement and the Equipment Financing Facility.  The Royalty Agreement and Equipment Financing Facility were paid-off in full October and September 2015, respectively.

The following table summarizes our contractual obligations as of March 31, 2016:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$52,191	$3,794	$11,557	$12,526	$24,314
Short-term debt(1)	42,000	42,000	—	—	—
Interest on short-term debt(2)	205	205	—	—	—
Inventory purchase obligations(3)	18,604	16,604	2,000	—	—
Total	$113,000	$62,603	$13,557	$12,526	$24,314

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represent our accrued interest as of March 31, 2016 on our Credit Line.

(3)

Represents material open inventory purchase orders in the aggregate with suppliers as of March 31, 2016, including non-contractual commitments with Illumina, Inc. for $13.3 million, for inventory material used in the laboratory testing process. This $13.3 million represents binding and future minimum purchase obligations with Illumina, Inc. through September 30, 2017.

The amounts in the table above do not include a purchase commitment entered into in January 2015 for a laboratory services agreement.  As of March 31, 2016, there was a total remaining minimum commitment of approximately $3.6 million under this laboratory services agreement through October 2016.

The table above also does not include a $3.2 million payment due to an insurance company for partial exclusivity per the April 2016 in-network service provider agreement.

Operating Lease Obligations

As of March 31, 2016, we sublease office facilities under non‑cancelable operating lease agreements. In January 2013, we amended our sublease agreement to expand our corporate headquarters in San Carlos, California. In connection with the amendment, we executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. This sublease expires in October 2016.

In March 2014, we entered into an additional sublease agreement to expand our corporate headquarters with additional office and laboratory space. In connection with the sublease, we executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account. The additional sublease expires in January 2017.

In October 2015, we entered into a lease agreement for our corporate headquarters for the lease of two spaces totaling approximately 88,000 square feet through October 5, 2023. We currently occupy this space pursuant to the two subleases described above with the current primary lessees. The lease agreement begins in October 2016 at a monthly rent of $0.2 million per month, which increases each year thereafter to a maximum of $0.4 million in the final year of the initial term of the Lease. We are entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for the costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit, and the option to extend the lease for an additional five years per the terms of the lease agreement.

In April 2015, we entered into a sublease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $0.1 million per month. The lease period began in June 2015 and will terminate in August 2016 with no option to extend the lease. In addition, we have paid a security deposit of $0.1 million.

In September 2015, our subsidiary entered into a long-term lease agreement for lab and office space in Austin, Texas. The lease term is 132 months beginning in December 2015 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Per the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the landlord has allotted the subsidiary a refundable allowance for leasehold improvements of up to $7.8 million and none has been drawn as of March 31, 2016. We may renew the lease for an additional five years per the terms of the lease agreement.

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

Inventory Purchase Obligations

As of March 31, 2016, we have non‑cancelable contractual commitments with Illumina, Inc. and other material suppliers for approximately $13.3 million and $5.8 million, respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations through September 30, 2017.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 0.65%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.4 million based on our $42.2 million balance under the Credit Line including principal and accrued interest as of March 31, 2016.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2016, our interest income would change by approximately $2.0 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of March 31, 2016.

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

ITEM 4:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, four purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, our directors and certain of our officers and 5% stockholders and their affiliates, and each of the underwriters of our July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for our IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about our business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. We have removed these actions to the United States District Court for the Northern District of California; a motion to remand the actions to the San Mateo Superior Court is pending. We intend to defend these matters vigorously, but cannot provide any assurance as to the ultimate outcome.

On March 4, 2016, a lawsuit was filed against us in the Superior Court of the State of California for the County of San Diego, by a patient alleging that Natera failed to perform a test that was ordered. The complaint seeks unspecified damages. We intend to vigorously defend against the claims in this lawsuit, but cannot provide any assurance as to the ultimate outcome.

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

For the three months ended March 31, 2016 and the year ended December 31, 2015, 62% and 73%, respectively, of our revenues were derived from sales of our NIPT, Panorama.  Although we derive some revenues from our other products, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. Continued and additional market acceptance of Panorama and our ability, through our direct sales efforts and through laboratory partners and licensees, to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue to grow, physicians may not recommend and order Panorama, and our laboratory partners and licensees may not actively or effectively market Panorama.

Our ability to increase sales and establish significant levels of adoption and reimbursement for Panorama is uncertain, and we may never be able to achieve profitability for many reasons, including, among others:

•

the NIPT market may not grow as we expect, and NIPTs may not gain acceptance for use in the average-risk pregnancy population or as a screen for microdeletions, which would limit the market for Panorama;

•

laboratories, clinics, clinicians, physicians, payers and patients may not adopt use of Panorama on a broad basis, and may not be willing to pay the price premium over other NIPTs that we have, to date, been able to achieve, if we are unable to demonstrate to these constituencies that Panorama is superior to competing NIPTs;

•

third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses;  in fact, most third-party payers currently have negative coverage determinations for average-risk patient populations, some third-party payers do not reimburse for microdeletions screening, and most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;

•

the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish or that comes from the commercial use of Panorama may be inconsistent with prior data, may raise questions about the performance of Panorama, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of Panorama;

•

we, and our laboratory partners, and licensees may not be able to maintain and grow effective sales and marketing capabilities, and our sales and marketing efforts may fail to effectively reach customers or effectively communicate the benefits of Panorama;

•	our laboratory partners may choose to offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market Panorama;

•	we have expanded our direct sales force in the United States, relying to a much greater extent on our direct sales efforts and our own reimbursement arrangements with payers;
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

•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell Panorama or our other tests, including requiring FDA clearance or approval for the sale of Panorama or of the sequencers, reagents, kits and other consumable products that we purchase from third-parties in order to perform our testing;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the years ended December 31, 2015, 2014 and 2013 was $70.3 million, $5.2 million and $37.1 million, respectively. Our net loss for the three months ended March 31, 2016 and 2015 was $8.7 million and $10.0 million, respectively. As of March 31, 2016 and December 31, 2015, we had an accumulated deficit of $258.8 million and $250.1 million, respectively. We expect that such losses will increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future diagnostic solutions, including in the field of cancer. In addition, the rate of growth in our revenues has been low or flat in recent quarters, and although our growth in revenues was higher in the three months ended March 31, 2016 compared to the same period in the prior year, we expect to return to lower growth in revenues in upcoming quarters. Furthermore, a significant element of our business strategy has been, and will continue to be, to increase our in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, such as Panorama for the average-risk pregnancy population. Therefore, going in-network with third-party payers can have an adverse impact on our revenues if we are unable to increase adoption of, and favorable coverage determinations for reimbursement for, our products.

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

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products, with an increasing effort to expand our platform and apply our expertise in processing and analyzing cell free DNA to the field of cancer. The development of enhanced or new tests is complex, costly and uncertain. Furthermore, enhancing or developing new tests requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology trends. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests. The research and development process in molecular diagnostics generally takes a significant amount of time from the research and design stage to commercialization. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or otherwise, or we may otherwise have to abandon a test in which we have invested substantial resources.

The launch of any new diagnostic tests, including those in the field of cancer diagnostics, requires the completion of certain clinical development and commercialization activities and the expenditure of additional cash resources. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to collect a sufficient number of appropriate specimens in a timely manner to complete clinical development for any planned diagnostic test, or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. We cannot assure you that we can successfully complete the clinical development of any other diagnostic test, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Such failures could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary or desired, or launch any of our planned diagnostic tests, including those in the field of cancer diagnostics. Any failure to complete on-going clinical studies for our planned diagnostic tests could have a material adverse effect on our business, operating results or financial condition.

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

We compete with numerous companies in the genetic diagnostics space. Our competitors in NIPT include Sequenom, Inc., Illumina, Inc., through its Verinata division, Ariosa, Inc., which was acquired by F. Hoffman La-Roche Ltd in 2014, Laboratory Corporation of America Holdings, Counsyl, Inc., Quest, Premaitha Health PLC, BGI, and Berry Genomics Co., Ltd. Our competitors in carrier screening include Laboratory Corporation of America Holdings, Counsyl, Inc., Good Start Genetics, Inc., Progenity, Inc., or Progenity, and Quest Diagnostics Incorporated, or Quest. In addition, our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions. There are currently other companies, such as Guardant Health, Inc., Personal Genome Diagnostics, Inc., and Foundation Medicine, Inc., that have developed and are offering commercially in the United States clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, which are the type of cancer diagnostic tests that we are seeking to develop. Additionally, Genomic Health Inc. has announced plans to launch its liquid biopsy test this year. Our planned cancer products are in very early stages of research and development, and we expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

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

We do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume. As of April 30, 2016, we have signed agreements with only 16 licensees under our cloud-based distribution model. Only three of these licensees, all outside the United States, have commercially launched an NIPT product using Constellation, and one licensee is currently using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. Other licensees for our cloud-based model are in earlier stages of development and still other potential licensees are in the contract negotiation stage. The rate of adoption of our cloud-based distribution model will depend on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using. Because we do not control the manufacturing and specifications of the NGS equipment, some clinical laboratories may not be able to use this model.

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

We utilize our Constellation software to aid in the calculation of test data. Laboratories utilizing our technology may have access to this software in our cloud-based distribution model. It is possible that we will need to obtain regulatory clearance in the United States and elsewhere for our Constellation software in order for it to be used by third parties in the conduct of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status of our Constellation software to make calls of copy number variants, which could be used to support our cloud-based distribution model for NIPT in the United States. The FDA has indicated to us that our Constellation software may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future. The FDA has stated that it will not prevent us from marketing Constellation in the United States while we continue to discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market Constellation during our discussions. The FDA's decision about the appropriate pathway could also be impacted by its plans to regulate LDTs, as outlined in the October 3, 2014 draft guidances described in the risk factor entitled "—If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidances, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls." If necessary, we intend to seek regulatory clearance for our Constellation software; however, we cannot guarantee that we will obtain clearance. If clearance is required and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

If our Constellation software is regulated as a device, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to offer Constellation and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our licensees using our cloud-based distribution model in the United States is found not to be an LDT, or that licensee has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the licensee may not be able to market its test, and we would not receive the anticipated revenues from that licensee.

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

The percentage of our revenues attributable to our U.S. direct sales for the three months ended March 31, 2016 was 82%, up from 80% for the three months ended March 31, 2015. During these periods we experienced rapid growth in our internal sales force, which is dispersed throughout the United States, and in our billing and marketing personnel, which has required us to expand our training and compliance efforts in line with the increase in headcount in these functions. We have taken and continue to take steps to implement appropriate monitoring of our sales, billing and other personnel; however, we have in the past experienced, and we cannot assure you that we will not in the future experience, situations in which employees fail to adhere to our policies. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, or may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

We rely on internal and third-party data centers to host our laboratory and cloud-based software, and any interruptions of service or failures may impair the operations of our laboratory or the delivery of our cloud-based software and harm our business.

We currently maintain a data center at our laboratory facilities in San Carlos, California. We also currently provide and will continue to provide our cloud-based Constellation software to our laboratory licensees through third-party data center hosting facilities located in the United States. Any technical problems that may arise in connection with our on-site data center or with the third-party data center hosting facilities could result in interruptions in our laboratory operations or our cloud-based services. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, cause laboratory licensees to terminate their contracts with us, or adversely affect our ability to attract new laboratory licensees. We could also be exposed to potential lawsuits and liability claims. Our business will also be harmed if our current or potential laboratory licensees believe our service is unreliable.

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

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA laboratories. A significant portion of our Horizon carrier screening testing is performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform this testing for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in a timely manner and in accordance with the standards that we and our customers expect, our ability to provide our Horizon test to customers may be delayed or interrupted, which could result in a loss of customers and harm to our reputation. Although we have more than one third-party laboratory performing this testing in order to avoid single sourcing, we may not have sufficient alternative backup if one or more of the third-party laboratories are unable to satisfy our demand for this testing. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of testing capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell the

Horizon carrier screening test. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out this testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

If we are unable to successfully grow revenues for our products in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for our products in addition to Panorama, such as Horizon, Spectrum, and Anora, is uncertain and is subject to risks. For example, the adoption and demand for such products may not grow as we expect; we may not be able to demonstrate that our products are equivalent to or superior to competing products; we and our laboratory partners may not be able to maintain and grow effective sales and marketing capabilities; our laboratory partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights. If we are not able to increase adoption of and grow revenues for these products, our business and results of operations may be adversely affected.

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

Our failure to maintain a continued supply of components, or a supply that meets quality control requirements, particularly in the case of sole suppliers, would materially and adversely harm our business, financial condition, and results of operations. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts, including efforts to market and commercialize Panorama. In the event of any adverse developments with our sole suppliers, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design our products or, for any products for which we may obtain approval from the FDA, obtain approval from the FDA to use a new supplier. In addition, if we were to obtain a PMA for Panorama and we subsequently need to modify Panorama because of issues with suppliers described above or because the supplier itself modifies its component upon which our approval relies, the FDA could require us to obtain a PMA supplement prior to making the change, which would require additional time and expense and could impair or delay our commercialization efforts. Transitioning to a new supplier from any of our sole suppliers could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs.

Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet quality control requirements. If the supply of components we receive do not meet quality control standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which has in the past occurred with respect to certain reagents, our tests may not work properly or at all. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the quality of such components, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers' facilities that causes a loss of manufacturing capacity would heighten the risks that we face.

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

In addition, we face the risk of our laboratory partners terminating their relationship with us and completely suspending the sale of our products, which occurred in 2014 with both Quest and Progenity, who were our two largest laboratory partners in 2013. Other laboratory partners may decide to exercise their termination rights under our contracts, or any laboratory partner that is not bound by obligations of exclusivity or non-competition to us or our products could decide to sell a competing product and may choose to promote such tests in addition to or in lieu of our tests. Moreover, our partners could merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products. For example, Bio-Reference was acquired by OPKO Health, Inc., and we cannot assure you that this acquisition will not impact, or cause termination of, our agreement with Bio-Reference.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or failure to provide such information, as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition because the Panorama result was a so-called false negative. If the resulting baby is born with the condition, the family may file a lawsuit against us claiming product or professional liability. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations to support demand for Panorama, our business could suffer.

As our test volumes grow, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, office space, customer service, billing and systems process improvements and expand our internal quality assurance program and technology platform. We will also need additional equipment, laboratory space and certified laboratory personnel to process higher volumes of our tests. As additional tests are developed, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures, and hire personnel with different qualifications. The value of Panorama and our other products depends, in part, on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our testing operations.

In addition, our growth may place a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, our operating costs may escalate even faster than planned, we may face difficulties in obtaining additional office or laboratory space, and some of our internal systems may need to be enhanced or replaced. If we cannot effectively manage our expanding operations and our costs, we may not be able to grow successfully or we may grow at a slower pace, and our business could be adversely affected.

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

Outside the United States we enlist local and regional laboratories and other service providers to assist with blood draw, sales, marketing and customer support. Subject to regulatory clearance, where required, we also contract with international licensees to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data through our cloud-based Constellation platform. Locating, qualifying and engaging additional distribution partners and local laboratories with local industry experience and knowledge will be necessary to effectively market and sell our tests outside the United States. We may not be successful in finding, attracting and retaining such distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices utilized by our distribution partners that are locally acceptable may not comply with sales practice standards required under United States laws that apply to us, which could create additional compliance risk. Even if we are able to effectively manage our international operations, if our distribution partners and local and regional laboratory licensees are unable to effectively manage their businesses, our business and results of operations could be adversely affected. If our sales and marketing efforts are not successful outside the United States, we may not achieve market acceptance for our tests outside the United States, which would harm our business.

If we lose the services of our founder and Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in large part upon the continued service of our senior management team. In particular, our founder and Chief Executive Officer, Matthew Rabinowitz, is critical to our vision, strategic direction, culture, products and technology. Although Dr. Rabinowitz spends significant time with us and is highly active in our management, he has the ability to spend up to one business day per week on other commitments pursuant to his employment agreement. In addition, we do not maintain key-man insurance for Dr. Rabinowitz or any other member of our senior management team. The loss of our founder and Chief Executive Officer or one or more other members of our senior management team could have an adverse effect on our business.

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

As of March 31, 2016 and December 31, 2015, we had approximately $42.2 million and $42.1 million, respectively, of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available.

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

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to be our most significant source of payments going forward. In particular, we believe that expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers and the Centers for Medicare & Medicaid Services, or CMS, and state reimbursement programs for Panorama, will be necessary to continue to achieve commercial success. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing tests or future tests, our ability to generate revenues would be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines and the American College of Medical Genetics, or ACMG, has issued a statement that are supportive of NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the American College of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine, or SMFM, have issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect that, based on the ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these average-risk patients. Currently, most third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Some third-party payers do not reimburse for microdeletions screening. While we recently published data on the performance of Panorama for the 22q11.2 deletion syndrome, ACOG and SMFM's advising against screening for microdeletions may continue to have a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until sufficient additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present sufficient or satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses with certain populations may be considered experimental by third-party payers and, as a result, such payers may decide not to reimburse for such tests. In addition, third-party payers may decide to bundle payment for multiple tests, such as carrier screen tests, such as Horizon, that screen for multiple conditions, or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate. Third-party payers may also decide to deny payment or recoup payment for testing that they determine to have been not medically necessary or otherwise against their coverage determinations, and we may be required to refund reimbursements already received. We have dealt with these types of requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is possible that we will continue to do so in the future.

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

Approximately 40% of all births in the United States are to state Medicaid program recipients. Under Medicaid regulations, in order for us to be reimbursed by a state’s Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of April 30, 2015, we are recognized by 38 states as a Medicaid provider. We may not be able to be recognized as a provider by many more Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized. In addition, we may face challenges in obtaining reimbursement even when we are recognized as a Medicaid provider. If Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts may also be as low, or lower, than the Medicare reimbursement rate. In some cases, the state Medicaid program’s reimbursement rate for our testing might be zero dollars. In addition, each state’s Medicaid program has its own coverage determinations related to our testing, and some state Medicaid programs may not provide their recipients with coverage for our testing. Low Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Some third-party payers from whom we have received reimbursement to date have not entered into agreements with us that govern approval or payment terms. Therefore, such third-party payers could withdraw such coverage and reimbursement for our tests in the future, at any time and for any reason. Managing reimbursement on a case-by-case basis is time consuming and contributes to an increase in the number of days it takes us to collect on accounts, and increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Further, even if we are under contract with a third-party payer, the contract does not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements typically have policies that state they will not reimburse for use of NIPTs in the average-risk pregnancy population or for the screening of microdeletions. In addition, the terms of certain of our agreements require us to seek prior authorization from the third-party payer, require a physician or qualified practitioner’s signature on test requisitions, or put in place other controls and procedures prior to conducting a test. To the extent we or the physicians ordering our tests do not follow these requirements, we may not receive some or all of the reimbursement payments to which we would otherwise be entitled, which may have an adverse impact on our revenues.

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

In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. A new CPT code specific to NIPT for aneuploidies came into effect in January 2015. Additionally, CMS adopted a new code set for diagnosis, commonly known as ICD-10, in October 2015. The AMA has recently issued a CPT code for microdeletions, which is scheduled to go into effect in January 2017; however, we cannot guarantee that we will be able to negotiate favorable rates for this code, or be able to obtain positive coverage determinations for Panorama for microdeletions without additional clinical data. We do not currently have specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes that, based on the guidance of outside legal and coding experts, are determined to be the most appropriate for our testing, but there is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. We accordingly cannot guarantee that our current or any future tests will have a CPT code assigned. In addition, there can be no guarantees that governmental and commercial third-party payers will establish positive or adequate coverage policies for our tests or reimbursement rates for any CPT code we may use.

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

Based on our current understanding of the draft guidances, we believe that our current tests, including Panorama, would be treated as moderate-risk or high-risk. We do not expect that our current tests will be among the highest-risk devices. The FDA has indicated that high- and moderate-risk LDTs that are on the market if and when the draft guidances are finalized will remain on the market while the FDA reviews the submissions. We do not expect that we will be required to remove any of our current products from the market based on any final guidance if we comply with the requirements outlined in such final guidance.

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

The regulation by the FDA of LDTs remains uncertain. The draft guidances have been the subject of considerable controversy, and it is unclear whether or when the FDA will finalize the guidances, or whether any final guidance would be substantially revised from the draft versions. In addition, Congress may act to provide further direction to the FDA on the regulation of LDTs.

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

CMS has adopted a new code set for diagnosis, commonly known as ICD-10, which significantly expands the code set for diagnoses. As required, we implemented the new code set on October 1, 2015. Our failure or the failure of third-party payers or health care practitioners to properly transition to the use of ICD-10 codes within the required timeframe could have an adverse impact on reimbursement, days’ sales outstanding and cash collections. In addition, health care practitioners may fail to provide appropriate codes for ordered tests leading to delays in billing, which could result in increased costs and decreased collection of payment. As a result, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues.

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

We have used and intend to use the net proceeds from our initial public offering, or IPO, for working capital and general corporate purposes and continued investments in research and development for our core technology and development of our product offerings. In addition, we may also use a portion of the net proceeds from our IPO to acquire complementary businesses, technologies or other assets, although we have no present commitments. Accordingly, our management has broad discretion in the application of the net proceeds to us from our IPO. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our IPO in a manner that does not cause us to become an unregistered investment company pursuant to the Investment Company Act of 1940.

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

As of March 31, 2016, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 50.1% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.

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

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5OTHER INFORMATION

None.

ITEM 6EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATERA, INC.

Date: May 12, 2016	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Herm Rosenman
	Name:	Herm Rosenman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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