Form 10-Q
period 2016-06-30
Natera, Inc.
filed 2016-08-11
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 51,781,811.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE  30, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$16,557	$28,947
Restricted cash, current portion	1,274	901
Short-term investments	198,647	201,586
Accounts receivable, net of allowance of $1,213 in 2016 and $971 in 2015	6,171	5,862
Inventory	8,893	8,093
Prepaid expenses and other current assets	5,633	5,337
Total current assets	237,175	250,726
Property and equipment, net	19,096	12,710
Restricted cash, long term portion	342	683
Other assets	4,654	1,121
Total assets	$261,267	$265,240
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,194	$7,332
Accrued compensation	9,095	8,552
Other accrued liabilities	23,586	18,708
Deferred revenue	331	144
Short-term debt financing	49,327	42,090
Warrants	3,955	3,649
Total current liabilities	95,488	80,475

Deferred rent	1,964	—
Total liabilities	97,452	80,475

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	6	5
Additional paid in capital	444,790	436,259
Accumulated deficit	(281,924)	(250,083)
Accumulated other comprehensive income (loss)	943	(1,416)
Total stockholders’ equity	163,815	184,765
Total liabilities and stockholders’ equity	$261,267	$265,240

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Product revenues	$51,231	$44,519	$112,367	$91,418
Other revenues	753	568	1,519	1,104
Total revenues	51,984	45,087	113,886	92,522
Cost and expenses
Cost of product revenues	30,973	25,732	63,313	50,575
Research and development	10,299	6,741	19,058	12,371
Selling, general and administrative	33,227	28,086	63,635	51,325
Total cost and expenses	74,499	60,559	146,006	114,271
Loss from operations	(22,515)	(15,472)	(32,120)	(21,749)
Interest expense	(122)	(1,203)	(237)	(2,213)
Interest expense from changes in the fair value of long-term debt	—	(322)	—	(2,122)
Interest and other (expense) income, net	(519)	(2,684)	516	(3,601)
Net loss	$(23,156)	$(19,681)	$(31,841)	$(29,685)
Unrealized gain on available-for-sale securities, net of tax	548	—	2,359	—
Comprehensive loss	$(22,608)	$(19,681)	$(29,482)	$(29,685)

Basic and diluted net loss per share	$(0.46)	$(3.58)	$(0.63)	$(5.50)

Weighted-average number of shares used in computing basic and diluted net loss per share	51,445	5,494	50,942	5,393

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

 (In thousands)

	Six months ended
	June 30,
	2016	2015
Operating activities
Net loss	$(31,841)	$(29,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,428	2,974
Amortization of premium on investment securities	761	—
Gain on sales of property and equipment	—	(5)
Impairment of assets	20	—
Non-cash interest accrual	237	—
Gain on investments	(112)	—
Stock-based compensation	5,292	2,740
Loss from changes in fair value of warrants	306	3,925
Loss from change in fair value of long term debt	—	2,122
Provision for doubtful accounts	479	119
Changes in operating assets and liabilities:
Accounts receivable	(789)	549
Inventory	(800)	(3,091)
Prepaid expenses and other current assets	(296)	(2,223)
Restricted cash	(32)	(262)
Other assets	(532)	(337)
Accounts payable	2,150	2,678
Accrued compensation	543	1,031
Other accrued liabilities	(156)	3,683
Deferred revenue	188	(78)
Deferred rent	1,964	—
Net cash used in operating activities	(20,190)	(15,860)

Investing activities
Purchases of investments	(30,118)	—
Proceeds from sale of investments	16,766	—
Proceeds from maturity of investments	18,000	—
Proceeds from sale of property and equipment	225	—
Purchases of property and equipment, net	(7,311)	(6,037)
Net cash used in investing activities	(2,438)	(6,037)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	970	315
Proceeds from exercise of stock options	2,268	—
Borrowings under credit facility	8,000	—
Repayment under credit facility	(1,000)	—
Proceeds from issuance of preferred stock, net	—	(27)
Costs paid for loan	—	(6)
Repayments of equipment financing	—	(1,170)
Proceeds from collection of officer receivable	—	192
Deferred offering costs	—	(2,340)
Net cash provided by (used in) financing activities	10,238	(3,036)

Net decrease in cash	(12,390)	(24,933)
Cash at beginning of period	28,947	87,176
Cash at end of period	$16,557	$62,243

See accompanying notes to the unaudited interim condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016.

Certain prior year amounts included in computer equipment and capitalized software held for internal use have been reclassified between these accounts in order to conform to the current year presentation. Net income and stockholders' equity were not affected by these reclassifications.

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

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Prior to repayment, the Company carried its senior secured term loan and currently carries its warrants at fair value according to the fair value measurement guidance.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market deposits with financial institutions.

Restricted Cash

The Company discloses both short-term and long-term restricted cash. Short-term restricted cash consists of $1.1 million, securing the Company’s letter of credit for its corporate headquarters operating leases which expire in October 2016 and January 2017 and $0.2 million in payments received by certain customers. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

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

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and six months ended June 30, 2016 and 2015, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2016, one customer had a receivable balance of approximately 10% of net accounts receivable and as of December 31, 2015 there were no customers who had a balance greater than 10%.

Revenue Recognition

The Company generally bills an insurance carrier, a clinic or a patient for tests it sells upon delivery of the test result. The Company also bills patients directly for out-of-pocket costs not covered by their insurance carriers representing co-pays and deductibles in accordance with their insurance carrier and health plans. The Company may not get reimbursed for tests completed if the tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier. For tests performed, where an agreed upon reimbursement rate or fixed fee and a predictable history or likelihood of collections exists, the Company recognizes revenues upon delivery of the test report to the prescribing physician based on the established billing rate less contractual and other adjustments, such as an allowance for doubtful accounts, to arrive at the amount that the Company expects to collect. In all other situations, as the Company does not have a sufficient history of collection and is not able to determine collectability, the Company recognizes revenues when cash is received. From time to time, we receive requests for refunds of payments previously made by insurance carriers. The Company has established an accrued liability for potential refund requests based on its experience.

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

The Company recognizes revenue from its cloud-based distribution service offering. The Company grants its customers licenses to use the Company’s proprietary intellectual properties and the cloud-based Company software and provides other services to support the use of the Company's proprietary technology with its customers. The Company’s proprietary software is used in connection with the analysis of DNA sequence data in a manner yielding a result indicating the likely presence or absence of full or partial chromosomal abnormalities. The licensees do not have the right to possess the Company’s software, but rather receive the software as a service. The revenues are recognized on an accrual basis

(assuming all revenue recognition criteria are met) under the terms of the related agreements and are included in other revenues in the statements of operation.

Stock‑Based Compensation

Stock‑based compensation is related to stock options and restricted stock units (“RSUs”) granted to the Company’s employees and is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. No compensation cost is recognized when the requisite service has not been met and the awards are therefore forfeited.

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options issued to employees and non-employees. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company's statements of operations during the period that the related services are rendered.

The Black-Scholes option-pricing model requires the input of the Company's expected stock price volatility, the expected life of the awards, a risk-free interest rate, and expected dividends. Determining these assumptions requires significant judgment. The expected term was based on the simplified method and the volatility rate was based on that of publicly traded companies in the DNA sequencing, diagnostics, or personalized medicine industries. When selecting the public companies in these industries to be used in the volatility calculation, companies were selected with comparable characteristics to the Company, including enterprise value and financial leverage. Companies were also selected with historical share price volatility sufficient to meet the expected life of the Company's stock options. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the Company's stock options. The expected life of the non-employee option grants was based on their remaining contractual life at the measurement date. The risk-free interest rate assumption was based on U.S. Treasury instruments with maturities that were consistent with the option's expected life. The expected dividend assumption was based on the Company's history and expectation of dividend payouts.

Warrants

The Company accounts for warrants to purchase shares of its common stock as a liability at fair value on the balance sheet date because the Company may be obligated to redeem these warrants at some point in the future. The warrants are subject to re-measurement at each balance sheet date, with changes in fair value recognized as a gain or loss from the changes in fair value of the warrants in the statements of operations. The Company will continue to adjust the liability for changes in fair value until such time that the warrants are converted or expire.

Capitalized Software Held for Internal Use

The Company capitalizes costs of software purchased for internal use during the application development stage of a project and amortizes those costs over their estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.3 million and $0.8 million as of June 30, 2016 and December 31, 2015, respectively. Amortized expense for the three months ended June 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Amortized expense for the six months ended June 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	June 30,
	2015	Increase	Adjustment	2016
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(1,416)	$2,417	$(58)	$943
Total accumulated other comprehensive (loss) income, net of tax	(1,416)	2,417	(58)	943

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

Property and Equipment

Property and equipment, including purchased and internally developed software, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically reviews the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. During the second quarter of 2015, the Company increased the depreciable lives of certain sequencing and automation machinery equipment from three years to five years. The effect of this change in estimate for the three and six months ended June 30, 2016 was a decrease in loss from operations and net loss of $0.4 million and $0.8 million, respectively. The effect of this change in estimate was a decrease in net basic and diluted loss per share of $0.01 and $0.02 for the three and six months ended June 30, 2016, respectively.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2016				December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$8,838	$—	$—	$8,838	$5,966	$—	$—	$5,966
U.S. Treasury securities	102,820	—	—	102,820	103,813	—	—	103,813
U.S. agency securities	—	77,903	—	77,903	—	78,853	—	78,853
Municipal securities	—	17,924	—	17,924	—	18,920	—	18,920
Total financial assets	$111,658	$95,827	$—	$207,485	$109,779	$97,773	$—	$207,552

Current Liabilities:
Warrants	$—	$—	$3,955	$3,955	$—	$—	$3,649	$3,649
Total financial liabilities	$—	$—	$3,955	$3,955	$—	$—	$3,649	$3,649

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

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the six months ended June 30, 2016:

Warrants
(in thousands)
Balance at December 31, 2015	$3,649
Change in fair value	306
Balance at June 30, 2016	$3,955

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based upon a model with inputs from a Black-Scholes model and market volatility of 66.0% that was determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

4. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments effective September 2015. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$8,838	$—	$—	$8,838	$5,966	$—	$—	$5,966
U.S. Treasury securities	102,426	394	—	102,820	104,537	1	(725)	103,813
U.S. agency securities	77,502	410	(9)	77,903	79,491	—	(638)	78,853
Municipal securities	17,777	147	—	17,924	18,974	2	(56)	18,920
Total	$206,543	$951	$(9)	$207,485	$208,968	$3	$(1,419)	$207,552

Classified as:
Cash equivalents				$8,838				$5,966
Short-term investments				198,647				201,586
Total				$207,485				$207,552

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended June 30, 2016, the Company had $0.1 million in realized gains and immaterial losses for a total net realized gain of $0.1 million. During the six months ended June 30, 2016, the Company had $0.1 million in realized gains and immaterial losses for a total net realized gain of $0.1 million. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of June 30, 2016, the Company has nine investments in an unrealized loss position in its portfolio. The Company earned interest income of $0.4 million and $0.8 million, respectively, during the three and six months ended June 30, 2016. The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2016:

	June 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$60,621	$60,623
Greater than one year but less than five years	145,922	146,862
Total	$206,543	$207,485

5. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2016	2015
		(in thousands)
Machinery and equipment	3-5 years	$20,949	$20,670
Furniture and fixtures	3 years	450	217
Computer equipment	3 years	789	789
Capitalized software held for internal use	3 years	1,871	1,159
Leasehold improvements	Life of lease	1,687	1,686
Construction-in-process		9,456	1,979
		35,202	26,500
Less: Accumulated depreciation and amortization		(16,106)	(13,790)
Total Property and equipment, net		$19,096	$12,710

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

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accrued paid time off	$1,952	$2,024
Accrued commissions	3,170	3,691
Accrued bonuses	1,695	1,348
Other accrued compensation	2,278	1,489
Total Accrued compensation	$9,095	$8,552

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accrued expenses	$23,242	$17,870
Accrued rent	116	450
Deferred lease obligation	14	42
Sales and use tax payable	214	346
Total Other accrued liabilities	$23,586	$18,708

In April 2016, the Company entered into a four-year agreement with an insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company agreed to pay total consideration of $3.2 million. As of

June 30, 2016, the total obligation of $3.2 million was included in short-term accrued liabilities and $3.0 million in deferred cost was included in other long-term assets. The deferred costs are being amortized ratably over the four-year term of the agreement and for the three months ended June 30, 2016, the Company amortized $0.2 million which was recorded as a reduction of product revenue.

6. Commitments and Contingencies

Operating Leases

As of June 30, 2016,  the Company sub‑leases office facilities under non‑cancelable operating lease agreements. The Company occupies approximately 88,000 square feet of laboratory and office space at its corporate headquarters in San Carlos, California pursuant to two separate subleases. One sublease covers approximately 61,000 square feet (the “First Space”) and expires in October 2016, and the other sublease covers approximately 27,000 square feet (the “Second Space”) and expires in January 2017. In connection with an amendment to the sublease agreement for the First Space in January 2013,  the  Company executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. In connection with its entry into the sublease for the Second Space in March 2014, the Company executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account.

In October 2015, the Company entered into a lease agreement directly with the landlord of the First Space and the Second Space, the term of which (i) will begin in October 2016 with respect to the First Space and (ii) is expected to begin in January 2017 with respect to the Second Space, subject to the existing primary lessee of the Second Space not exercising its right to renew its existing lease for that space. The initial term of the lease will expire in October 2023, and may be extended for an additional five years. Upon the expiry of the current subleases, the lease agreement commences in October 2016 at a monthly rent of $0.2 million per month, increasing each year thereafter to a maximum of $0.4 million in the final year of the initial term of the lease. The Company is entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for the costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit. As of June 30, 2016, the Company has a total of 86,504 square feet under lease at its San Carlos, California location.

In April 2015, the Company entered into a sub-lease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $62,700 per month. The lease period began in June 2015 and will terminate in August 2016 with no option to extend the lease. In addition, the Company has paid a security deposit of $125,500. As of June 30, 2016, the Company has a total of 23,245 square feet under sublease at its Redwood City, California location.

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

In October 2015, the Company’s subsidiary entered into a one-year lease agreement for additional temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month to month basis following the 12th month. The terms of the lease include a $12,900 security deposit. As of June 30, 2016, the Company has a total of 101,912 square feet under lease at its Austin, Texas location.

The future annual minimum lease payments under all non-cancelable operating leases as of June 30, 2016 are as follows:

Operating Leases
(in thousands)
Year ended December 31:
2016 (six months)	$1,600
2017	5,441
2018	5,976
2019	6,140
2020	6,304
2021 and thereafter	25,923
Total future minimum lease payments	$51,384

Rent expense for the three months ended June 30, 2016 and 2015 was $1.3 million and $0.5 million, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $2.6 million and  $1.1 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On March 4, 2016, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Diego seeking compensatory damages, patient alleging that the Company failed to perform a carrier screen test that was ordered for a patient who subsequently gave birth to a child with an inherited condition. The Company has notified its insurer, who is providing a defense under a reservation of rights. The Company intends to vigorously defend against the claims in this lawsuit, but it cannot be certain of the outcome.

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

On January 6, 2012, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of California, alleging that U.S. Patent No. 6,258,540 licensed by Sequenom, Inc. ("Sequenom") from Isis Innovation Limited, Inc. ("Isis") (the '540 patent), is invalid, unenforceable and not infringed by the Company. The '540 patent relates to non-invasive prenatal diagnosis methods. This case was consolidated in the Northern District of California with a case that Sequenom, an affiliate of Sequenom, and Isis brought on January 24, 2012 in the Southern District of California alleging infringement by the Company and DNA Diagnostics Center, Inc., the Company's licensee, and at the time, the distributor of its non-invasive paternity test, of certain claims of the '540 patent. Ariosa Diagnostics, Inc. ("Ariosa") and Verinata Health, Inc. ("Verinata"), now a division of Illumina, Inc., also filed declaratory judgment actions regarding the '540 patent against Sequenom in the Northern District. Sequenom asserted counterclaims of infringement of the '540 patent against both Ariosa and Verinata in those respective cases. All of these cases were designated related cases. On October 30, 2013, the District Court issued an order granting Ariosa's motion for summary judgment in its case against Sequenom, finding that the claims asserted against Ariosa are invalid under 35 U.S.C. §101 for reciting non-patentable subject matter. Many of the claims of the '540 patent asserted against the Company were invalidated by this order. Subsequently, Sequenom entered into stipulations with Verinata and the Company conditionally agreeing that the remaining asserted claims of the '540 Patent should be deemed invalid under 35 U.S.C. §101. The Court then entered judgment in favor of Verinata and the Company in their respective cases in November 2013. Sequenom has appealed all three judgments to the Court of Appeals for the Federal Circuit ("CAFC"). The CAFC has consolidated the Ariosa, Verinata and the Company's cases for purposes of appeal, such that the CAFC can make a single ruling on the '540 patent claims that apply to all parties involved. The appellate arguments were heard on November 7, 2014. On December 2, 2014, Sequenom and Verinata settled the pending claims between them. On June 12, 2015, the CAFC affirmed the district court's finding of invalidity with respect to the Company and Ariosa. On August 13, 2015, Sequenom requested a rehearing en banc by the full panel of the CAFC, and on October 19, 2015, the Company and Ariosa each filed a response to Sequenom’s request. On December 2, 2015, Sequenom’s petition for a rehearing en banc was denied. On March 21, 2016, Sequenom filed a petition for writ of certiorari with the Supreme Court. Sequenom’s petition was denied on June 27, 2016, ending the litigation.

Third-Party Payer Reimbursement Audits

In November 2014, a third-party payer sought information as part of an investigative audit of claims that it had paid for certain genetic testing. The Company complied with the request and provided responsive information. In a letter dated June 2, 2015, the third-party payer alleged that it had overpaid $1.9 million to the Company,  which it claimed was an overpayment reflecting the difference between what it paid to the Company and what it contended it should have paid based on its fee schedule and coverage determinations. In August 2015, the Company reached an agreement for a settlement payment of $1.2 million as part of a complete settlement of this matter. This charge was recorded against “revenue” in the second quarter of 2015.

Contractual Commitment

As of June 30, 2016, the Company has contractual commitments with a supplier for approximately $8.7 million and other material supplier commitments for approximately $3.2 million for inventory material used in the laboratory testing process.

In January 2015, the Company entered into a laboratory services agreement. As of June 30, 2016, there was a total remaining minimum payment owed under the agreement of approximately $2.2  million through October 2016.

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

Employee Stock Purchase Plan

In the second quarter of 2015, shareholders approved the 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s initial public offering. Under the ESPP employees may purchase Natera, Inc. common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 5,000 shares of stock during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate that exceeds $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time. The Company has made 893,548  shares available for issuance under the Plan,  a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Board.

As of June 30, 2016, a total of 116,215 shares of common stock was issued under the ESPP and 1,280,981  shares are available for issuance.

Stock Options

The following table summarizes option activity for the six months ended June 30, 2016:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2015	3,734	9,324	$3.96
Additional shares authorized	2,014	—
Options granted	(1,900)	1,900	$9.74
Options exercised	—	(1,279)	$1.77
Options forfeited/cancelled	534	(534)	$6.81
Balance at June 30, 2016	4,382	9,411	$5.26	7.85	$65,247
Exercisable at June 30, 2016		4,888	$2.42	6.74	$47,348
Vested and expected to vest at June 30, 2016		8,867	$5.04	7.77	$63,382

Restricted Stock Awards

In February 2016, the Company granted 24,540 fully vested shares to a non-employee service provider.

Restricted Stock Units

In the six months ended June 30, 2016, the Company issued restricted stock units to employees. The following table summarizes restricted stock unit activity for the six months ended June 30, 2016:

		Weighted-
		Average
		Grant Date
(in thousands, except for contractual life)	Shares	Fair Value

Balance at December 31, 2015	-	—
Granted	201	$9.63
Vested	(10)	9.59
Canceled/forfeited	(4)	$9.59
Balance at June 30, 2016	187	$9.64
Exercisable at June 30, 2016	-	$—
Vested and expected to vest at June 30, 2016	164	$9.63
Weighted average remaining contractual life (years)	3.0

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,
	2016			2015
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$157	$32	$189	$88	$184	$271
Research and development	716	1	717	309	11	320
Selling, general and administrative	1,940	51	1,991	926	74	1,000
Total	$2,813	$84	$2,897	$1,323	$268	$1,591

	Six months ended June 30,
	2016			2015
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$315	$7	$322	$149	$206	$355
Research and development	1,321	—	1,321	558	23	581
Selling, general and administrative	3,401	248	3,649	1,711	93	1,804
Total	$5,037	$255	$5,292	$2,418	$322	$2,740

As of June 30, 2016,  approximately $25.7 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested awards will be recognized over a weighted‑average period of approximately 3.0 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended June 30,						Six months ended June 30,
	2016			2015			2016			2015
Expected term	5.1	—	5.2	5.9	—	6.1	5.1	—	5.2	5.6	—	6.1
Expected volatility	68.5%	—	69.2%	72.0%	—	73.0%	68.5%	—	71.0%	72.0%	—	73.0%
Expected dividend rate			0%			0%			0%			0%
Risk-free interest rate	1.18%	—	1.24%	1.84%	—	1.88%	1.18%	—	1.24%	1.56%	—	1.88%

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

8. Debt

Credit Line Agreement

In September 2015, the Company entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. In October 2015, the Company borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS Acquisition Offshore, LP. The Credit Line bears interest at 30-day LIBOR plus 0.65% per annum which resulted in an effective rate of interest of 1.1% for the each of the three and six months ended June 30, 2016. In November 2015, the Company borrowed an additional $10.0 million which increased the principal balance to $42.0 million.  In June 2016, the Company repaid $1.0 million on the Credit Line and borrowed $8.0 million resulting in a remaining $0.7 million available under the Credit Line net of accrued interest of $0.3 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

9. Warrants

Under the terms of the Senior Secured Term Loan, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share, which expire on April 18, 2023. In connection with the IPO in July 2015, these warrants remain exercisable for common stock.

10. Income Taxes

Due to the current operating losses, the Company recorded zero income tax expense for the three and six months ended June 30, 2016 and 2015, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any foreign operations. The federal and state effective tax rate is approximately 37% before research and development credits and permanent adjustments related to stock-based compensation and mark to market adjustments on warrants.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of June 30, 2016. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had  $2.9 million and $2.4 million in unrecognized tax benefits at June 30, 2016 and December 31, 2015, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2016, there were no accrued interest and penalties related to uncertain tax positions.

11. Net Loss per Share

Basic and diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding shares subject to repurchase and without consideration of potentially dilutive securities. The Company's potential dilutive shares, which include outstanding common stock options, unvested common shares subject to repurchase, convertible preferred stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce the net loss per share.

The following table provides the basic and diluted net loss per share computations for the three and six months ended June 30, 2016 and 2015.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Basic and diluted loss per share:
Net loss	$(23,156)	$(19,681)	$(31,841)	$(29,685)

Weighted-average common shares outstanding	51,445	7,026	51,124	6,971
Less: weighted-average unvested common shares subject to repurchase	—	(1,532)	(182)	(1,578)
Weighted-average number of shares used in computing net loss per share, basic and diluted	51,445	5,494	50,942	5,393

Basic and diluted net loss per share	$(0.46)	$(3.58)	$(0.63)	$(5.50)

Potentially dilutive shares that were not included in the diluted per share calculations because they would be anti‑dilutive as of the three and six months ended June 30, 2016 and 2015 were as follows:

	June 30,
	2016	2015
	(in thousands)
Options to purchase common stock	9,411	9,402
Warrants to purchase common stock	377	840
Common stock subject to repurchase	—	1,499
Convertible preferred stock	—	31,397
	9,788	43,138

12. Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

United States	$45,290	$38,510	$101,311	$79,382
Americas, excluding U.S.	724	1,210	1,303	2,506
Europe, Middle East, India, Africa	4,256	4,088	7,899	7,982
Other	1,714	1,279	3,373	2,652
Total	$51,984	$45,087	$113,886	$92,522

13.  Subsequent Events

The Company evaluated subsequent events from June 30, 2016 through August 11, 2016, the date the consolidated financial statements were issued and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best in class accuracy and coverage. In addition to our direct sales force in the United States, we have a global network of over 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology by introducing a global cloud-based distribution model. We have launched seven molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. Over 254,000 Panorama tests were accessioned during the year ended December 31, 2015 and over 162,000 Panorama tests were accessioned during the six months ended June 30, 2016. Our revenues have grown from $4.3 million in 2010 to $190.4 million in the year ended December 31, 2015, and from $92.5 million in the six months ended June 30, 2015 to $113.9 million in the six months ended June 30, 2016.

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

In the six months ended June 30, 2016 and year ended December 31, 2015, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our Horizon Carrier Screening testing is performed by third-party laboratories. During the six months ended June 30, 2016, we accessioned greater than 209,000 tests, including greater than 162,000 Panorama tests. In the year ended December 31, 2015, we accessioned greater than 310,000 tests, including greater than 254,000 Panorama tests. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices. We market and sell our tests both through our sales force and those of our laboratory partners. We bill clinics, laboratory partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory and distribution partners, our partners in turn bill clinics, patients and insurance payers. Insurers reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the payers with positive NIPT coverage determinations include UnitedHealthCare, AETNA, Anthem, Humana and CIGNA. We and our laboratory partners have in-network contracts with insurance providers that account for approximately 200 million covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory partners, and the number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. We accessioned over 209,000 tests during the six months ended June 30, 2016, compared to over 134,000 tests during the six months ended June 30, 2015. This increase in volume is primarily due to the commercial growth of our Panorama and Horizon carrier screening tests. We significantly increased the number of our domestic sales representatives in the third quarter of 2014 through the second quarter of 2015 in an effort to increase the number of tests distributed through our direct sales force. The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2016 was 81%, up from 78% for the six months ended June 30, 2015. The percent of our revenues attributable to U.S. laboratory partners for the six months ended June 30, 2016 was 8%,  no change from 8% for the six months ended June 30, 2015. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the six months ended June 30, 2016 was 11%, down from 14% for the six months ended June 30, 2015.

In addition to distributing molecular diagnostic tests through our direct sales force and laboratory partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $1.1 million and $1.1 million in revenues from our licensing arrangements during the six months ended June 30, 2016 and 2015, respectively.  The DDC arrangement commenced in the second quarter of 2014 and our other arrangements commenced beginning in the fourth quarter of 2015.

Our revenues increased to $113.9 million in the six months ended June 30, 2016 from $92.5 million in the six months ended June 30, 2015. Panorama revenues accounted for $70.7 million, or 62%, of our revenues for the six months ended June 30, 2016 and $70.3 million, or 76%, of our revenues for the six months ended June 30, 2015. For the first time, a significant proportion of our revenues in the three months ended June 30, 2016 were derived from in-network payer contracts. For the three and six months ended June 30, 2016, there were no customers exceeding 10% of total revenue on an individual basis. Sales of Panorama to Bio-Reference represented 7% and 6% of our revenues generated from Panorama in the six months ended June 30, 2016 and 2015, respectively. Revenues from customers outside the United States were $12.6 million and $13.1 million for the six months ended June 30, 2016 and 2015, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros. For the six months ended June 30, 2016 and 2015, approximately 11% and 14%, respectively, of our revenues were generated in international markets.

Our net losses for the six months ended June 30, 2016 and 2015 were $31.8 million and $29.7 million, respectively. This included non-cash stock compensation expense of $5.3 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $281.9 million.

Components of the Results of Operations

Revenues

We generate revenues from the sale of our genetic tests, primarily from the sale of our NIPT, Panorama. We assess whether fees are fixed or determinable based on the nature of the fee charged for the services delivered and existing contractual arrangements. For tests performed where an agreed upon reimbursement rate or fixed fee and a predictable history or likelihood of collections exists, we recognize revenues upon delivery of a report to the prescribing physician or clinic based on the established billing rate less contractual and other adjustments, such as an allowance for doubtful accounts, to arrive at the amount that we expect to collect. In all other situations, as we do not have a fixed or determinable price, a sufficient history of collection or we are not able to determine the price for our test, we recognize revenue when cash is received.

Our two primary distribution channels are our direct sales force and our laboratory and distribution partners. We have also recently implemented a cloud-based distribution model from which we began recognizing revenue in the fourth quarter of 2015. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We do not maintain an account receivable balance in our financial statements for outstanding billing to the insurance payers because we cannot determine the collectable portion of the billings until cash is received.

In cases where we sell our tests through our laboratory partners, the large majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests and we are entitled to either a fixed price per test or a percentage of their collections. The fixed fees identified in contracts with laboratory partners change only if a pricing amendment is agreed upon between both parties. In contracts whereby we have a fixed fee agreement, revenue is recognized when collection is reasonably assured and all other revenue recognition criteria is met. For cases in which there is no fixed price established with a laboratory partner, we then recognize revenues from partner distributed tests on a cash basis. For tests sold through a limited number of our laboratory partners, we bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees.

Revenue recognized on a cash basis represented 85% and 80% of our revenues for the three months ended June 30, 2016 and 2015, respectively.  Revenue recognized on a cash basis represented 86% and 81% of our revenues for the six months ended June 30, 2016 and 2015, respectively. The increase in revenue recognized on a cash basis for the three and six months ended June 30, 2016 versus June 30, 2015 is due to increased volumes with cash basis customers including a laboratory partner that we recognize volume with on a cash basis. As of June 30, 2016, we have 19 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three and six months ended June 30, 2016, we recognized revenue from four such arrangements.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, offer additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. However, as we enter into additional in-network contracts with insurance providers, we anticipate our average reimbursement per test will decrease. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing and we will continue to mitigate the impact by driving more business from our most profitable accounts.

Cost of Product Revenues

The components of our cost of product revenues are materials and service costs, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical record, order and delivery systems, shipping charges to transport samples, third-party test fees and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with performing tests are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of product revenues as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

 However, having rapidly achieved scale, we have increased our focus on more efficient use of labor, automation, and DNA sequencing. For example, we have recently updated the molecular and bioinformatics process for Panorama to further reduce the sequencing reagents, test steps and associated labor costs required to obtain a test result, while increasing the sensitivity of the test to allow it to run with lower fetal fraction input. These improvements also reduced the frequency of the need to require blood redraws from the patient. In addition, we are continuing to grow our cloud-based distribution network. This model reduces sample shipping, labor, and material costs at our CLIA-certified laboratory in California. Five of our laboratory licensees have begun running tests developed under license from us in their own laboratories, leaving us to provide only the algorithmic data analysis in the cloud through our Constellation software and software maintenance.

We have agreements with various other laboratories and are in active discussions with many other potential licensees under this distribution model.

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

Selling, General and Administrative

Selling, general and administrative expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, education seminars, payer outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In the near term, we expect selling, general and administrative expenses will increase and be driven by the costs of hiring additional sales personnel to further penetrate the domestic and international market and marketing and education expenses to drive market penetration and reimbursement. We also expect selling, general and administrative expenses to continue to increase as a result of becoming a public company. These expenses are related to compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our selling, general and administrative expenses will increase in absolute dollars as we expand our billing and client services functions.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net is from interest earned on our cash, realized gains on investments, foreign currency re-measurement gains and other expense related to the changes in the fair value of our warrants.

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

We consider our critical accounting policies and estimates to be revenue recognition, income taxes, fair value measurements and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2016. We periodically review the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. The effect of this change in estimate for the three and six months ended June 30, 2016 was a decrease in loss from operations and net loss of $0.4 million and $0.8 million, respectively.

Results of operations

Comparison of the three months ended June 30, 2016 and 2015

	Three months ended
	June 30,		Increase /	% Increase /
	2016	2015	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues
Product revenues	$51,231	$44,519	$6,712	15.1%
Other revenues	753	568	185	32.6
Total revenues	51,984	45,087	6,897	15.3
Cost and expenses:
Cost of product revenues	30,973	25,732	5,241	20.4
Research and development	10,299	6,741	3,558	52.8
Selling, general and administrative	33,227	28,086	5,141	18.3
Total cost and expenses	74,499	60,559	13,940	23.0
Loss from operations	(22,515)	(15,472)	(7,043)	45.5
Interest expense	(122)	(1,203)	1,081	(89.9)
Interest expense from changes in the fair value of long-term debt	—	(322)	322	(100.0)
Interest and other (expense) income, net	(519)	(2,684)	2,165	(80.7)
Net loss	$(23,156)	$(19,681)	$(3,475)	17.7%

Revenues

Revenues increased $6.9 million, or 15.3%, from the three months ended June 30, 2015 to the three months ended June 30, 2016. This was primarily due to increase in volume of Panorama and Horizon carrier screening tests performed during the quarter. Approximately 50% of our revenues during the three months ended June 30, 2016 were derived from test volumes accessioned in the quarter ended June 30, 2016; the balance of our revenues was derived from tests accessioned in prior periods. Panorama revenue decreased $3.3 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to decreases in insurance carrier reimbursements.  HCS revenue increased $10.5 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to increased HCS tests. Royalty revenues increased $0.2 million, and revenues from other products decreased $0.5 million, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

During the three months ended June 30, 2016, we accessioned greater than 103,000 tests, including greater than 80,000 Panorama tests and greater than 18,800 Horizon carrier screening tests. We recognized revenue on greater than 51,000 tests, including greater than 39,000 Panorama tests and greater than 8,600 Horizon carrier screening tests in the three months ended June 30, 2016. Fifty percent of the 51,000 tests, including 53% of the 39,000 Panorama tests and 39% of the 8,600 Horizon carrier screening tests were accessioned in the three months ended June 30, 2016 and the remainder were accessioned in prior periods. During the three months ended June 30, 2015, we accessioned greater than 69,000 tests, including greater than 58,000 Panorama tests and greater than 7,000 Horizon carrier screening tests and recognized revenue on greater than 33,000 tests, including greater than 28,000 Panorama tests and greater than 2,800 Horizon carrier screening tests. Forty-nine percent of the 33,000 tests, including 47% of the 28,000 Panorama tests and 38% of the 2,800 Horizon carrier screening tests, were accessioned in the three months ended June 30, 2015 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for most tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is related to a greater percentage of tests distributed through our direct sales force in the three months ended June 30, 2016 versus the three months ended June 30, 2015, and the implementation of a new CPT code in January 2015.

Revenues from customers outside the United States were $6.7 million and $6.6 million for the three months ended June 30, 2016 and 2015, respectively.

Cost of product revenues

Cost of product revenues increased $5.2 million, or 20.4%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama and HCS tests performed in the three months ended June 30, 2016. As a percentage of total revenues, cost of product revenues increased 2.5% year over year from 57.1% of revenues for the three months ended June 30, 2015 to 59.6% for the three months ended June 30, 2016. Our cost of product revenues per test decreased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of innovations that allowed us to streamline our laboratory workflows and other laboratory-related efficiencies. The percentage of our revenues attributable to cost of product revenues is impacted because we continued to derive Panorama volume growth in the average risk population, which is not yet broadly reimbursed.

Research and development

Research and development expenses increased $3.6 million, or 52.8%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in research and development expenses was primarily attributable to a $2.5 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount, as well as a $0.8 million increase in outside services costs. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products. In the near term, we will continue to grow research and development expenses in support of Panorama and other new products and programs, including the application of our proprietary technologies for cancer and other disease detection.

Selling, general and administrative

Selling, general and administrative expenses increased $5.1 million, or 18.3%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative costs and headcount increases that we have incurred since our July 2015 initial public offering. Significant increases in the three months ended June 30, 2016 versus the three months ended June 30, 2015 include a $2.4  million increase in salaries and personnel‑related costs, increases in travel related expenses of $0.4 million, increases in outside service costs of $0.9 million and office expense increases of $0.8 million; the latter primarily due to additions of computer hardware and software related expenses. Facilities expenses increased $0.6 million in the three months ended June 30, 2016 versus the three months ended June 30, 2015 primarily due to lease expenses for the addition of our Austin, Texas facility and increased lease rental expense for our California facilities.  As we continue to grow, we expect our selling, general and administrative expenses to continue to increase.

Interest expense

Interest expense decreased $1.1 million, or 89.9%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the payoff of the higher interest rate senior secured term loan, see “Liquidity and Capital Resources—Senior Secured Term Loan,” compared to the lower interest rate on the line of credit, see “Liquidity and Capital Resources—Credit Line Agreement.”

Expense from changes in the fair value of long-term debt

Expense from changes in the fair value of long-term debt decreased from  $0.3 million during the three months ended June 30, 2015 to zero in the three months ended June 30, 2016 due to the payoff of the senior secured loan in October 2015.

Interest income and other  (expense), net

Interest income and other (expense), net decreased $2.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a $2.1 million decrease in the expense related to our warrant obligation and a $0.3 million increase in interest income earned on investments, offset by a $0.4 million decrease in other income from the previous year.

Comparison of the six months ended June 30, 2016 and 2015

	Six Months Ended
	June 30,		Increase /	% Increase /
	2016	2015	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues:
Product revenues	$112,367	$91,418	$20,949	22.9%
Other revenues	1,519	1,104	415	37.6
Total revenues	113,886	92,522	21,364	23.1
Cost and expenses:
Cost of product revenues	63,313	50,575	12,738	25.2
Research and development	19,058	12,371	6,687	54.1
Selling, general and administrative	63,635	51,325	12,310	24.0
Total cost and expenses	146,006	114,271	31,735	27.8
Loss from operations	(32,120)	(21,749)	(10,371)	47.7
Interest expense	(237)	(2,213)	1,976	(89.3)
Interest expense from changes in the fair value of long-term debt	—	(2,122)	2,122	(100.0)
Interest and other income (expense), net	516	(3,601)	4,117	(114.3)
Net loss	$(31,841)	$(29,685)	$(2,156)	7.3%

Revenues

Revenues increased $21.4 million, or 23.1%, from the six months ended June 30, 2015 to the six months ended June 30, 2016. This was primarily due to increase in volume of Panorama and Horizon carrier screening tests performed. Panorama revenue increased $0.5 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increased Panorama volumes offset by decreases in insurance carrier reimbursements. HCS revenue increased $21.7 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increased HCS volumes. Royalty revenues increased $0.4 million, and revenues from other products decreased $1.2 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

During the six months ended June 30, 2016, we accessioned greater than 209,000 tests, including greater than 162,000 Panorama tests and greater than 38,200 Horizon carrier screening tests. We recognized revenue on greater than 97,000 tests, including greater than 78,000 Panorama tests and greater than 14,900 Horizon carrier screening tests in the six months ended June 30, 2016. Sixty-seven percent of the 97,000 tests, including 69% of the 78,000 Panorama tests and 64% of the 14,900 Horizon carrier screening tests, were accessioned in the six months ended June 30, 2016 and the remainder were accessioned in prior periods. During the six months ended June 30, 2015, we accessioned greater than 134,000 tests, including greater than 114,000 Panorama tests and greater than 13,000 Horizon carrier screening tests. We recognized revenue on greater than 67,000 tests, including greater than 57,000 Panorama tests and greater than 6,000 Horizon carrier screening tests, in the six months ended June 30, 2015. Seventy percent of the 67,000 tests, including 72% of the 57,000 Panorama tests and 55% of the 6,000 Horizon carrier screening tests, were accessioned in the six months ended June 30, 2015 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for most tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is related to a greater percentage of tests distributed through our direct sales force in the six months ended June 30, 2016 versus the six months ended June 30, 2015, and the implementation of a new CPT code in January 2015.

Revenues from customers outside the United States were $12.6 million and $13.1 million for the six months ended June 30, 2016 and 2015, respectively, due to a decrease in royalty revenue.

Cost of product revenues

Cost of product revenues increased $12.7 million, or 25.2%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama and HCS tests performed in the three months ended June 30, 2016. As a percentage of total revenues, cost of product revenues increased   0.9% year over year, at 55.6% for the six months ended June 30, 2016 versus 54.7% for the six months ended June 30, 2015. Our cost of product revenues per test decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of innovations that allowed us to streamline our laboratory workflows and other laboratory-related efficiencies. The percentage of our revenues attributable to cost of product revenues is impacted because we continued to derive Panorama volume growth in the average risk population, which is not yet broadly reimbursed.

Research and development

Research and development expenses increased $6.7 million, or 54.1%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in research and development expenses was primarily attributable to a $4.8 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount, as well as a $1.1 million increase in outside services costs, and a $0.2 million increase in office, facilities and other expenses, offset by a decrease in laboratory expenses of $0.3 million. We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in research and development activities related to developing additional products. In the near term, we will continue to grow research and development expenses in support of Panorama and other new products and programs, including the application of our proprietary technologies for cancer and other disease detection.

Selling, general and administrative

Selling, general and administrative expenses increased $12.3 million, or 24.0%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative costs and headcount increases that we have incurred since our July 2015 initial public offering. Significant increases include a $5.6 million increase in salaries and personnel‑related costs, including a 6% increase in employees and contractor headcount, a $1.6 million increase in travel expenses due to increased selling activity and a  $1.4 million increase in outside services costs, primary related to other consulting fees. Office expenses increased $1.3 million and facilities expenses increased $1.3 million, primarily due to a $1.0 million increase in facility expenses related to our Austin, Texas location and $0.3 million related to facility expenses for our California locations. Other corporate expenses increased by $1.3 million primarily due to increased business insurance costs. As we continue to grow, we expect our selling, general and administrative expenses to continue to increase.

Interest expense

Interest expense decreased $2.0 million, or 89.3%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the payoff of the higher interest rate senior secured term loan, see “Liquidity and Capital Resources—Senior Secured Term Loan,” compared to the interest rate on the line of credit. See “Liquidity and Capital Resources—Credit Line Agreement.”

Expense from changes in the fair value of long-term debt

Expense from changes in the fair value of long-term debt decreased $2.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the payment in full of the senior secured loan in October 2015.

Interest and other income (expense), net

Interest and other income (expense), net decreased $4.1 million, or 114.3%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a $3.6 million decrease in the warrant obligation and a $0.7 million increase in interest income earned on investments, offset by a $0.2 million decrease in other income from the previous year.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2016, we had a net loss of $31.8 million, and we expect to incur additional losses in future periods. As of June 30, 2016, we had an accumulated deficit of $281.9 million.

To date, we have funded our operations primarily with the net proceeds from our initial public offering (“IPO”), sales of our preferred stock and convertible promissory notes, borrowings under our senior secured term loan arrangement with ROS Acquisition Offshore LP, our credit facilities with a commercial bank and revenues from operations. We also received a total of $5.7 million of grant income from the National Institutes of Health between 2006 and 2013. As of June 30, 2016, we had $16.6 million in cash and cash equivalents, $1.6 million of restricted cash and $198.6 million in short-term investments.

Initial Public Offering

In July 2015, we completed an IPO, and subsequently in August 2015, we completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, we sold 10,900,000 shares of common stock at $18.00 per share, which raised $178.5 million in proceeds, net of underwriting discounts, commissions, and offering expenses.

Senior Secured Term Loan

In April 2013, we entered into a senior secured term loan arrangement with ROS Acquisition Offshore, LP, as amended June 6, 2014, which we refer to as the Secured Loan Arrangement, for $40.0 million in aggregate borrowing capacity, of which we borrowed $20.0 million. The Secured Loan Arrangement consisted of a term loan, or Credit Agreement, a warrant to purchase 376,691 shares of common stock with an exercise price of $2.3229 per share (which expires in April 2023) and an agreement to pay royalties on our revenues, or Royalty Agreement. In October 2015, we prepaid the entire amount outstanding under the Secured Loan Arrangement, comprising $20.0 million in principal, $2.0 million (10% of the outstanding principal) in prepayment penalty, and a $6.0 million (including third quarter 2015 and payoff expense) royalty payment applied toward the royalty obligation. This prepayment terminated the loan, royalty and all associated liens securing the Secured Loan Arrangement.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. In October 2015, we borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS Acquisition Offshore, LP. The Credit Line bears interest at 30-day LIBOR plus 0.65% per annum which resulted in an effective rate of interest of 1.1% for each of the three and six months ended June 30, 2016. In November 2015, we borrowed an additional $10.0 million which increased the principal balance to $42.0 million. In June 2016, we repaid $1.0 million on the Credit Line and borrowed $8.0 million resulting in a remaining $0.7 million available under the Credit Line net of accrued interest of $0.3 million. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities accounts held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.  .

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash used in operating activities	$(20,190)	$(15,860)
Cash used in investing activities	(2,438)	(6,037)
Cash provided by (used in) financing activities	10,238	(3,036)
Net decrease in cash	(12,390)	(24,933)
Cash at beginning of year	28,947	87,176
Cash at end of year	$16,557	$62,243

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2016 was $20.2 million. The net loss of $31.8 million includes $9.4 million in non‑cash charges including $2.4 million of depreciation and amortization, $5.3 million of stock compensation expense, $0.8 million in investment security premium amortization, a $0.3 million loss from the change in the fair value of warrants and other non‑cash charges of $0.6 million. Increases in operating assets reduced cash by $2.4 million due to a $0.8 million increase in accounts receivable, a $0.8 million increase in inventory, $0.5 million increase in other assets and a $0.3 million increase in prepaid assets and restricted cash. Increases in operating liabilities increased cash by $4.7 million due to increases in accounts payable of $2.2 million, deferred rent of $2.0 million, accrued compensation of $0.5 million and deferred revenue of $0.2 million, offset by a decrease in other accrued liabilities of $0.2 million.

Cash used in operating activities during the six months ended June 30, 2015 was $15.9 million.  The net loss of $29.7 million includes $11.9 million in non‑cash charges including $3.0 million of depreciation and amortization, $3.9 million loss from the change in the fair value of warrants,  $2.7 million of stock compensation expense and a $2.1 million loss due to increase in fair value of long term debt. Increases in operating assets decreased cash by $5.4 million primarily due to a $3.1 million increase in inventory, a $2.2 million increase in prepaid assets, a $0.3 million increase in other assets and a $0.3 million increase in restricted cash, offset by a $0.5 million decrease in accounts receivable. Increases in operating liabilities increased cash by $7.3 million, primarily due to increases in accounts payable of $2.7 million, accrued compensation of $1.0 million and other accrued liabilities of $3.7 million, offset by a decrease in deferred revenue of $0.1 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 totaled  $2.4 million and was from  $4.6 million in investment proceeds net of purchases and the acquisition of $7.0 million of property and equipment, net of proceeds. Acquisitions of property and equipment are primarily related to the build out of our Austin, Texas diagnostic testing facility and purchases of computer hardware and software.

Cash used in investing activities for the six months ended June 30, 2015 totaled $6.0 million and was related to the acquisition of property and equipment.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 totaled $10.2 million consisting of a net $7.0 million in short term borrowings under our Credit Line and $3.2 million from the issuance of common stock.

Cash used in financing activities for the six months ended June 30, 2015 totaled $3.0 million, consisting primarily of repayments of $1.2 million on our equipment financing facility which was fully repaid in September 2015 and $2.3 million in additional costs incurred in connection with our initial public offering. Cash provided by financing activities in the six months ended June 30, 2015 consisted of $0.2 million in proceeds from collection of officer receivable and $0.3 million in proceeds from issuance of our common stock.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Agreement, Royalty Agreement and the Equipment Financing Facility. The Royalty Agreement and Equipment Financing Facility were paid-off in full October and September 2015, respectively.

The following table summarizes our contractual obligations as of June 30, 2016:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$51,384	$1,600	$11,417	$12,444	$25,923
Short-term debt(1)	49,000	49,000	—	—	—
Interest on short-term debt(2)	327	327	—	—	—
Inventory purchase obligations(3)	11,922	11,922	—	—	—
Total	$112,633	$62,849	$11,417	$12,444	$25,923

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represent our accrued interest as of June 30, 2016 on our Credit Line.
(3)

Represents material open inventory purchase orders in the aggregate with suppliers as of June 30, 2016, including a contractual commitment with Illumina, Inc. for $8.7 million for inventory material used in the laboratory testing process through October 2016.

The amounts in the table above do not include a purchase commitment entered into in January 2015 for a laboratory services agreement. As of June 30, 2016, there was a total remaining minimum commitment of approximately $2.2 million under this laboratory services agreement through October 2016.

The table above also does not include a $3.2 million obligation under a four-year agreement executed in April 2016 with an insurance carrier in return for partial exclusivity and the right to pricing benefits.

Operating Lease Obligations

As of June 30, 2016,  we sub‑lease office facilities under non‑cancelable operating lease agreements. We occupy approximately 88,000 square feet of laboratory and office space at our corporate headquarters in San Carlos, California pursuant to two separate subleases. One sublease covers approximately 61,000 square feet (the “First Space”) and expires in October 2016, and the other sublease covers approximately 27,000 square feet (the “Second Space”) and expires in January 2017. In connection with an amendment to the sublease agreement for the First Space in January 2013,  we executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. In connection with our entry into the sublease for the Second Space in March 2014, we executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account.

In October 2015, we entered into a lease agreement directly with the landlord of the First Space and the Second Space, the term of which (i) will begin in October 2016 with respect to the First Space and (ii) is expected to begin in January 2017 with respect to the Second Space, subject to the existing primary lessee of the Second Space not exercising its right to renew its existing lease for that space. The initial term of the lease will expire in October 2023, and may be extended for an additional five years. Upon the expiry of the current subleases, the lease agreement commences in October 2016 at a monthly rent of $0.2 million per month, increasing each year thereafter to a maximum of $0.4 million in the final year of the initial term of the lease. We are entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for the costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit. As of June 30, 2016, we have a total of 86,504 square feet under lease at our San Carlos, California location.

In April 2015, we entered into a sub-lease agreement for additional office space in Redwood City, California. The additional space carries a base rent of $62,700 per month. The lease period began in June 2015 and will terminate in August 2016 with no option to extend the lease. In addition, we paid a security deposit of $125,500. As of June 30, 2016, we have a total of 23,245 square feet under sublease at our Redwood City, California location.

In September 2015, our subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 with monthly payments beginning in December 2016, increasing from $133,000 to $207,500. Per the terms of the lease, the subsidiary has paid a security deposit of $375,000, and the landlord has allotted the subsidiary  an  allowance for leasehold improvements of up to $7.8 million.

In October 2015, our subsidiary entered into a one-year lease agreement for additional temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month to month basis following the 12th month. The terms of the lease include a $12,900 security deposit. As of June 30, 2016, we have a total of 101,912 square feet under lease at our Austin, Texas location.

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

Inventory Purchase Obligations

As of June 30, 2016, we have contractual commitments with Illumina, Inc. and other material suppliers for approximately $8.7 million and $3.2 million, respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations through October 31, 2016.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 0.65%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $49.3 million outstanding under the Credit Line including principal and accrued interest as of June 30, 2016.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2016, our interest income would change by approximately $2.0 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of June 30, 2016.

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

ITEM 4:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On January 6, 2012, we filed a declaratory judgment action in the U.S. District Court for the Northern District of California, alleging that U.S. Patent No. 6,258,540 licensed by Sequenom from Isis Innovation Limited, Inc., or the '540 patent, is invalid, unenforceable and not infringed by us. The '540 patent relates to non-invasive prenatal diagnosis methods. This case was consolidated in the Northern District of California with a case that Sequenom, an affiliate of Sequenom, and Isis brought on January 24, 2012 in the Southern District of California alleging infringement by us and DDC, the licensee, and at the time, the distributor, of our non-invasive paternity test, of certain claims of the '540 patent. Ariosa and Verinata also filed declaratory judgment actions regarding the '540 patent against Sequenom in the Northern District. Sequenom asserted counterclaims of infringement of the '540 patent against both Ariosa and Verinata in those respective cases. All of these cases were designated related cases. On October 30, 2013, the District Court issued an order granting Ariosa's motion for summary judgment in its case against Sequenom, finding that the claims asserted against Ariosa are invalid under 35 U.S.C. §101 for reciting non-patentable subject matter. Many of the claims of the '540 patent asserted against us were invalidated by this order. Subsequently, Sequenom entered into stipulations with Verinata and us conditionally agreeing that the remaining asserted claims of the '540 Patent should be deemed invalid under 35 U.S.C. §101. The Court then entered judgment in favor of Verinata and us in the respective cases in November 2013. Sequenom has appealed all three judgments to the Court of Appeals for the Federal Circuit, or CAFC. The CAFC consolidated the Ariosa, Verinata and our cases for purposes of appeal, such that the CAFC would be able to make a single ruling on the '540 patent claims that apply to all parties involved. The appellate arguments were heard on November 7, 2014. On December 2, 2014, Sequenom and Verinata settled the pending claims between them. On June 12, 2015, the CAFC affirmed the district court's finding of invalidity with respect to us and Ariosa. On August 13, 2015, Sequenom requested a rehearing en banc by the full panel of the CAFC, and on October 19, 2015, we and Ariosa each filed a response to Sequenom’s request. On December 2, 2015, Sequenom’s petition for a rehearing en banc was denied. On March 21, 2016, Sequenom filed a petition for writ of certiorari with the Supreme Court. Sequenom’s petition was denied on June 27, 2016, ending the litigation.

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

On March 4, 2016, a lawsuit was filed against us in the Superior Court of the State of California for the County of San Diego seeking compensatory damages, alleging that Natera failed to perform a carrier screen test that was ordered for a patient who subsequently gave birth to a child with an inherited condition. We intend to vigorously defend against the claims in this lawsuit, but cannot provide any assurance as to the ultimate outcome.

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

For the three months ended June 30, 2016 and the year ended December 31, 2015,  62% and 73%, respectively, of our revenues were derived from sales of our NIPT, Panorama. Although we derive some revenues from our other products, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. Continued and additional market acceptance of Panorama and our ability, through our direct sales efforts and through laboratory partners and licensees, to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue to grow, physicians may not recommend and order Panorama, and our laboratory partners and licensees may not actively or effectively market Panorama.

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

•

we, our laboratory partners or licensees may not be able to maintain and grow effective sales and marketing capabilities, and our sales and marketing efforts may fail to effectively reach customers or effectively communicate the benefits of Panorama;

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

•

we may experience increased costs and expenses; for example, we experienced increases in cost of product revenues as a percentage of total revenues in the three and six months ended June 30, 2016 compared to the same periods in the prior year, primarily resulting from increases in cost per test associated with our microdeletions panel, as well as an increase in test volumes for Horizon, which has a higher cost per test than Panorama;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the years ended December 31, 2015, 2014 and 2013 was $70.3 million, $5.2 million and $37.1 million, respectively. Our net loss for the three months ended June 30, 2016 and 2015 was $23.2 million and $19.7 million, respectively. As of June 30, 2016 and December 31, 2015, we had an accumulated deficit of $281.9 million and $250.1 million, respectively. We expect that such losses will increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future diagnostic solutions, including in the field of cancer.  In addition, the rate of growth in our revenues has generally been low or flat in recent quarters, and although our growth in revenues was higher in the three months ended June 30, 2016 compared to the same period in the prior year, we expect to return to lower growth in revenues in upcoming quarters. Furthermore, a significant element of our business strategy has been, and will continue to be, to increase our in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, such as Panorama for the average-risk pregnancy population. Therefore, going in-network with third-party payers can have an adverse impact on our revenues if we are unable to increase adoption of, and favorable coverage determinations for reimbursement for, our products.

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

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results may fluctuate due to the fact that we recognize costs as they are incurred, but there is typically a delay in the related revenue recognition as we record most revenue only upon receipt of payment. Accordingly, to the extent sales increase, we may experience increased losses unless and until the related revenues are recognized. In addition, as we ramp up our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. As we continue to increase utilization of our cloud-based distribution model by additional laboratory licensees, we may experience decreased revenues or slower revenue growth as the cost per test will be lower than for our laboratory-based model. Fluctuations in quarterly results may adversely impact the value of our common stock. We may also face competitive pricing or reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

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

We compete with numerous companies in the genetic diagnostics space. Our competitors in NIPT include Sequenom, Inc.; Illumina, Inc., or Illumina, through its Verinata division; Ariosa, Inc., which was acquired by F. Hoffman La-Roche Ltd in 2014; Laboratory Corporation of America Holdings, or LabCorp; Counsyl, Inc.; Quest Diagnostics Incorporated, or Quest; Premaitha Health PLC; BGI; Berry Genomics Co., Ltd.; and Progenity, Inc., or Progenity. LabCorp recently announced its plans to acquire Sequenom, Inc. If this acquisition is completed, all of our main NIPT competitors in the United States will be owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our competitors in carrier screening include LabCorp, Counsyl, Inc., Good Start Genetics, Inc., Progenity, and Quest. In addition, our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions. Guardant Health, Inc., Personal Genome Diagnostics, Inc., Foundation Medicine, Inc. and Genomic Health Inc. have already developed and are offering commercially in the United States so-called liquid biopsy tests, which are clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, which are the type of cancer diagnostic tests that we are seeking to develop. Additionally, Genomic Health Inc. has announced plans to commercialize Epic Sciences’ liquid biopsy test in the United States. Many other companies, including much larger companies than ours, have announced that they are developing and seeking to commercialize liquid biopsy tests. Our planned cancer products are in very early stages of research and development, and we expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

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

We have only recently begun to deploy our bioinformatics technology for use by other laboratories by making it available through a cloud-based distribution model. This model relies on clinical laboratories in the United States and around the world taking a license from us under which the laboratory would develop and run its own NIPT based on Panorama or other molecular testing assays based on our technology in its own facilities and then access our proprietary algorithms through our cloud-based Constellation software for the analysis of the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it is uncertain how quickly and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance.

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
•

supply constraints, including with respect to the sequencers and reagents that are required by our licensees to implement our technology and that are supplied by Illumina, Inc., one of our main competitors through its Verinata division;

•	disruption of our business and distraction of our employees and management;
•	licensing portions of our proprietary technology to third parties that may not take the same security precautions as we do to protect this information; and
•	an inability to achieve anticipated benefits and costs savings.

We do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume. As of August 1, 2016, we have signed agreements with only 20 licensees under our cloud-based distribution model. Only four of these licensees, all outside the United States, have commercially launched an NIPT product using Constellation, and one licensee is currently using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. Other licensees for our cloud-based model are in earlier stages of development and still other potential licensees are in the contract negotiation stage. The rate of adoption of our cloud-based distribution model will depend on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using. Because we do not control the manufacturing and specifications of the NGS equipment, some clinical laboratories may not be able to use Constellation.

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

We utilize our Constellation software to aid in the calculation of test data. Laboratories utilizing our technology will have access to this software in our cloud-based distribution model. It is possible that we will need to obtain regulatory clearance in the United States and elsewhere for our Constellation software in order for it to be used by third parties in the conduct of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status of our Constellation software to make calls of copy number variants, which could be used to support our cloud-based distribution model for NIPT in the United States. The FDA has indicated to us that our Constellation software may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future. The FDA has stated that it will not prevent us from marketing Constellation in the United States while we continue to discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market Constellation during our discussions. The FDA's decision about the appropriate pathway could also be impacted by its plans to regulate laboratory developed tests, or LDTs, which are tests that are designed, developed, validated and used within a single laboratory, as outlined in the October 3, 2014 draft guidance described in the risk factor entitled "—If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidance, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls." If necessary, we intend to seek regulatory clearance for our Constellation software; however, we cannot guarantee that we will obtain clearance. If clearance is required and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

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

Under our cloud-based distribution model, third party laboratories perform the molecular biology analysis in their own laboratories and access our bioinformatics algorithms in the cloud through our Constellation software to analyze their results. Although we receive license fees for use of our bioinformatics technology, because we do not process these tests and perform the molecular biology analysis in our laboratory, we are not able to charge as high an amount per test as when we perform the entire test ourselves. If the lower revenues per test performed under our cloud-based distribution model is not offset by a sufficient increase in volume of tests sold or by the reduction in costs from not performing the entire test, our overall revenues will be lower, and our results of operations may be adversely affected.

We may be subject to increased compliance risks as a result of our rapid growth, including our increased growth in and dependence on our direct sales force.

The percentage of our revenues attributable to our U.S. direct sales for the three months ended June 30, 2016 was 80%, up from 76% for the three months ended June 30, 2015. Prior to 2016, we experienced rapid growth in our U.S.-

based internal sales force, and in our billing and marketing personnel, which has required us to expand our training and compliance efforts in line with the increase in new personnel in these functions. We have taken and continue to take steps to implement appropriate monitoring of our sales, billing, marketing and other personnel; however, we have in the past experienced, and we cannot assure you that we will not in the future experience, situations in which employees fail to strictly adhere to our policies. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, or may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA laboratories. A significant portion of our Horizon carrier screening testing is performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform this testing for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have had issues with delivering results to us within the time frames we expect or established in our contracts with them. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in a timely manner and in accordance with the standards that we and our customers expect, our ability to provide our Horizon test to customers may be delayed or interrupted, which could result in a loss of customers and harm to our reputation. Although we have more than one third-party laboratory performing this testing in order to avoid single sourcing, we may not have sufficient alternative backup if one or more of the third-party laboratories are unable to satisfy our demand for this testing with sufficient performance, quality and timeliness. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of testing capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell the Horizon carrier screening test. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out this testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

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

The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current tests or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected.

The administration of clinical and economic utility studies, which are becoming more critical to commercial success of products like ours, is expensive and demands significant attention from certain members of our management team. Even if we are able to conduct such studies, the data collected from these studies may not be favorable or consistent with our existing data, or may not be statistically significant or compelling to the medical community.

In addition, development of the data necessary to obtain regulatory clearance and approval of a test is time consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates.

If our sole CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing. Our San Carlos, California laboratory facility is situated near active earthquake fault lines. Our facilities may be harmed or rendered inoperable (or samples could be damaged or destroyed) by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, certain reagents and blood collection tubes are sole sourced. For example, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, as well as for our development activities relating to transplant and oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In early 2013, prior to our entering into our agreement with Illumina, Illumina completed its acquisition of Verinata Health Inc., or Verinata, our direct competitor in the NIPT market. We understand Illumina supplies the same or similar sequencers and consumables to Verinata, which is now a division of Illumina. Because of Illumina's acquisition of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, including with respect to our ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms, we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing an alternative platform that is satisfactory for our needs or that we can employ in a commercially sustainable way.

In addition, Streck, Inc. is the sole supplier of the blood collection tubes included in our Panorama test. The blood collection tubes are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we would be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or failure to provide such information, as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition because the Panorama result was a so-called false negative. If the resulting baby is born with the condition, the family may file a lawsuit against us claiming product or professional liability. We are currently involved in a lawsuit by a patient alleging that we failed to perform a test that was ordered. See Part II, Item 1—Legal Proceedings. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

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

In particular, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory and technical personnel and especially in the San Francisco Bay Area where our headquarters and laboratory facility is located, and the turnover rate can be high. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employers, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

We are also subject to the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent laboratories to sell Panorama and other products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with foreign government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom's Bribery Act of 2010, which went into effect in 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

In addition, our international activities are subject to U.S. economic and trade sanctions, which restrict or otherwise limit our ability to do business in certain designated countries. Other limitations, such as prohibitions on the import into the United States of tissue necessary for us to perform our tests or restrictions on the export of tissue or genetic data imposed by countries outside of the United States, or restrictions on importation and circulation of blood collection tubes or other equipment or supplies by countries outside the United States, may limit our ability to offer our tests internationally in the future. We may also face competition from companies located in the countries in which we or our partners offer our tests, and in which we may be at a competitive disadvantage because the country may favor a local provider or for other reasons.

By operating internationally, we may experience longer accounts receivable payment cycles and difficulties in collecting accounts receivable; realize lower margins due to lower pricing in many countries; incur potentially adverse tax consequences, including the complexities of foreign value added tax systems, tax inefficiencies related to our corporate structure and restrictions on the repatriation of earnings; experience financial accounting and reporting burdens and complexities; be subject to trade barriers such as tariffs, quotas, preferential bidding or import or export licensing requirements; be exposed to political, social and economic instability abroad, including terrorist attacks and security concerns; be exposed to fluctuations in currency exchange rates; and enjoy reduced or varied protection for intellectual property rights.

Outside the United States we enlist local and regional laboratories and other service providers to assist with blood draw, engineering, sales, marketing and customer support. Subject to regulatory clearance, where required, we also contract with international licensees to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data through our cloud-based Constellation platform. Locating, qualifying and engaging additional distribution partners and local laboratories with local industry experience and knowledge will be necessary to effectively market and sell our tests outside the United States. We may not be successful in finding, attracting and retaining such distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices utilized by our distribution partners that are locally acceptable may not comply with sales practice standards required under United States laws that apply to us, which could create additional compliance risk. Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees or agents. Non-compliance by us or our employees or agents of these or any other applicable laws or regulations could result in fines or penalties, or adversely affect our ability to operate and grow our business. Even if we are able to effectively manage our international operations, if our distribution partners and local and regional laboratory licensees are unable to effectively manage their businesses, our business and results of operations could be adversely affected. If our sales and marketing efforts are not successful outside the United States, we may not achieve market acceptance for our tests outside the United States, which would harm our business.

Operating internationally requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to increase international revenues or expand our international presence will produce desired levels of revenues or profitability.

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

In the future, we may enter into transactions to acquire other businesses, products or technologies. Because we have not made any acquisitions to date, our ability to do so successfully is unproven. Even if we identify suitable targets, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

As of June 30, 2016 and December 31, 2015, we had approximately $49.3 million and $42.1 million, respectively, of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available.

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

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has recently issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant microdeletions in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the American College of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine, or SMFM, have issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect that, based on the ACMG, ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these average-risk patients. Currently, most third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Some third-party payers do not reimburse for microdeletions screening. While we recently published data on the performance of Panorama for the 22q11.2 deletion syndrome, ACOG and SMFM's advising against screening for microdeletions may continue to have a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses with certain populations may be considered experimental by third-party payers and, as a result, such payers may decide not to reimburse for such tests. In addition, third-party payers may decide to bundle payment for multiple tests, such as carrier screen tests, like Horizon, that screen for multiple conditions, or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate. Third-party payers may also decide to deny payment or recoup payment for testing that they determine to have been not medically necessary or otherwise against their coverage determinations, and we may be required to refund reimbursements already received. We have dealt with these types of requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is possible that we will continue to do so in the future.

Furthermore, some of our contracts with third-party payers contain so-called most favored nations provisions, pursuant to which we have agreed that we will not bill the third-party payer more than we bill any other third-party payer. We must therefore monitor and manage our compliance with our contractual requirements with third-party payers, and if we are unable to do so, our revenues could be adversely affected by claims for recoupment. These claims could also require the time and attention of our management, and may be a distraction from development of our business.

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. Further, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which may raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws and our obligations to these payers. However, we have in the past received, and we may in the future receive, inquiries from third-party payers regarding our billing policies and collection practices, and we have addressed these inquiries as and when they have arisen. There is no guarantee that we will always be successful in addressing such concerns, possibly resulting in a third-party payer deciding to reimburse for our tests at a lower amount or not at all, may seek recoupment of amounts previously paid to us, or may bring legal action seeking reimbursement of previous amounts paid, any of which could cause reimbursement revenue for our testing to decline. Furthermore, if a third-party payer were to be successful in proving such reimbursement was in breach of contract or otherwise contrary to law, we could be required to make a repayment, which could be significant, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

We are aware of policies and practices of our competitors, including privately-held and publicly-traded companies, to offer patients a set cap on their out-of-pocket responsibility, waive patient responsibility altogether, and, in some cases, to not send patients a bill at all, all of which we believe is not in accordance with third-party payers' policies and, in some cases, not compliant with the law. In contrast, it is our policy not to offer such caps or waivers and to send bills to patients for services rendered. Because of this discrepancy, our offerings may be perceived as less attractive to patients and their healthcare providers, who are concerned about patients having a large financial responsibility for these products. As a result, we believe that our revenues and results of operations have been adversely affected, and may continue to be so affected to the extent that our competitors continue such practices.

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

Approximately 40% of all births in the United States are to state Medicaid program recipients. Under Medicaid regulations, in order for us to be reimbursed by a state’s Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of August 1, 2016, we are recognized by 38 states as a Medicaid provider. We may not be able to be recognized as a provider by many more Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized. In addition, we may face challenges in obtaining reimbursement even when we are recognized as a Medicaid provider. If Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts may also be as low, or lower, than the Medicare reimbursement rate. In some cases, the state Medicaid program’s reimbursement rate for our testing might be zero dollars. In addition, each state’s Medicaid program has its own coverage determinations related to our testing, and some state Medicaid programs may not provide their recipients with coverage for our testing. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Further, even if we are under contract with a third-party payer, the contract does not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements typically have policies that state they will not reimburse for use of NIPTs in the average-risk pregnancy population or for the screening of microdeletions. In addition, the terms of certain of our agreements require us to seek prior authorization from the third-party payer, require a physician or qualified practitioner’s signature on test requisitions, or put in place other controls and procedures prior to conducting a test. To the extent we or the physicians ordering our tests do not follow these requirements, we may not receive some or all of the reimbursement payments to which we would otherwise be entitled, or may be subject to claims for recoupment of reimbursement amounts previously paid to us, which may have an adverse impact on our revenues.

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

In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. A new CPT code specific to NIPT for aneuploidies came into effect in January 2015. Additionally, CMS adopted a new code set for diagnosis, commonly known as ICD-10, in October 2015. The AMA issued a CPT code for microdeletions in March 2016, which is scheduled to go into effect in January 2017; however, we cannot guarantee that we will be able to negotiate favorable rates for this code, or be able to obtain positive coverage determinations for Panorama for microdeletions without additional clinical data. We do not currently have specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes that, based on the guidance of outside legal and coding experts, are determined to be the most appropriate for our testing, but there is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. We accordingly cannot guarantee that our current or any future tests will have a CPT code assigned. In addition, there can be no guarantee that governmental and commercial third-party payers will establish positive coverage policies for our tests or adequate reimbursement rates for any CPT code we may use.

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

CMS has adopted a new code set for diagnosis, commonly known as ICD-10, which significantly expands the code set for diagnoses. As required, we implemented the new code set on October 1, 2015. Any failure of third-party payers or health care practitioners to properly transition to the use of ICD-10 codes within the required timeframe could have an adverse impact on reimbursement, days’ sales outstanding and cash collections. In addition, health care practitioners may fail to provide appropriate codes for ordered tests leading to delays in billing, which could result in increased costs and decreased collection of payment. As a result, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. For further discussion regarding code sets, see “—Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.”

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

Currently, under the PPACA, each medical device manufacturer that sells medical devices that are listed with the FDA is required to pay a sales tax in an amount equal to 2.3% of the price at which it sells such medical devices. FDA officials have indicated that a laboratory will not have to pay the sales tax until it lists the test with the FDA. None of our tests are currently listed with the FDA. In the FDA's draft guidances on LDTs, listing of an LDT, such as our tests, occurs at the time a laboratory submits either a PMA or 510(k) for the test. If the guidances are finalized as currently drafted, the application of this tax to our clinical LDTs could harm our business, financial condition, results of operations. The tax has from time to time been subject to legislative and executive discussion regarding potential repeal.

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

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduces a multi-year pricing program for services paid under the CLFS that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. CMS, which is responsible for implementing PAMA, recently released a final rule for implementation of PAMA. Under the rule, certain laboratories will be required to report third-party payer rates and test volumes; laboratories with low Medicare revenues, such as Natera, are excluded from reporting. Beginning in January 2018, the Medicare payment rate for these tests will be equal to the weighted median private payer rate reported to CMS; as a result, there may be a decline in CLFS payment rates due to the often lower negotiated private payer rates applicable to large commercial laboratories that were required to report to CMS. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests or requirements that beneficiaries of government health plans pay for, or pay for higher, portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of our tests in the future, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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

Many of these laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. We have adopted policies and procedures designed to comply with these laws, and in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. However, the rapid growth and expansion of our business both within and outside of the United States may increase the potential for violating these laws or our internal policies and procedures, and the uncertainty around the interpretation of these laws and regulations increases the risk that we may be found in violation of these or other laws and regulations, or of allegations of such violations, including pursuant to private qui tam actions brought by individual whistleblowers in the name of the government as described above. If our operations, including the conduct of our employees, distributors, consultants and commercial partners, are found to be in violation of any laws or regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement of profits, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could materially and adversely affect our business, financial condition and results of operations.

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

The sequencers and reagents supplied to us by Illumina and the blood collection tubes supplied to us by Streck are labeled as RUO in the United States. If the FDA were to require clearance or approval for the sale of Illumina's sequencers and if Illumina does not obtain such clearance or approval, we would have to find an alternative sequencing platform for Panorama. We currently have not validated an alternative sequencing platform that would work for Panorama in a commercially viable manner. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations could be adversely affected. Similarly, a decision by the FDA to require clearance or approval for the sale by Streck of the blood collection tubes used for Panorama, or a finding that any of our other suppliers failed to comply with applicable requirements, could result in interruptions in our ability to supply our products to the market and adversely affect our operations. Furthermore, if and to the extent that we begin to supply customers with products that are RUO, we would also be subject to the regulatory risks described above.

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

Risks Related to Our Intellectual Property

Any failure to effectively protect our proprietary technologies could harm our competitive position.

Our success and ability to compete depend, in part, on our ability to prevent third parties from making, using, selling, offering to sell or importing our products or product candidates, which requires us to develop proprietary products and technologies and to maintain adequate protection of our intellectual property in the United States and other countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. Any finding that our patents or patent applications are unenforceable could harm our ability to prevent others from practicing the related technology, and a finding that others have claims of inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms, if at all. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing similar or alternative competing products or design around our patented technologies, and may therefore fail to provide us with any competitive advantage. Furthermore, as our issued patents expire, we may lose some competitive advantage as others develop competing products that would have been covered by the expired patents, and, as a result, we may lose revenue.

The patent positions of molecular diagnostic companies, including ours, can be highly uncertain and involve complex legal and factual questions, and have been and may continue to be affected by developments or uncertainty in the patent statute, patent case law or patent office rules and regulations. This uncertainty may materially affect our patents, our ability to obtain patents or the patents and patent applications of our collaborators and licensors. Therefore, we cannot assure you that any current or future patent applications will result in the issuance of patents that will protect our products or provide us with any competitive advantage.

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

We may be required to file infringement lawsuits to protect our interests, which can be expensive and time consuming. We cannot assure you that we would be successful in proving any such infringement by a third party, and we may become subject to counterclaims by such third parties. Our patents or patent applications may be declared invalid or unenforceable, or narrowed in scope, as a result of such litigation. Some third-party infringers may have substantially greater resources than us and may be able to sustain the costs of complex infringement litigation more effectively than we can. Even if we prevail in an infringement action, we cannot assure you that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party on terms less profitable or otherwise less commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of our development, manufacture or sale of some of our products. A product produced and sold by a third-party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits.

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

Third party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products.

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties. We operate in a crowded technology area in which multiple third parties own or control potentially relevant intellectual property, including patents, and there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Third parties, including our competitors, may assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be forced to pay potentially substantial monetary damages; to obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments; and/or be subjected to an injunction, which could block our ability to develop, commercialize and sell our products, or require us to make changes in our operating procedures that would be costly to implement, and could cause delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third party patents or proprietary rights. Our patents or patent applications may be declared invalid or unenforceable, or narrowed in scope, as a result of such litigation. Any of these or other adverse outcomes could materially and adversely affect our ability to offer our tests, as well as our financial condition and our results of operations, which would have a material adverse effect on our business.

We have in the past and may also in the future be involved with intellectual property litigation or patent office actions. For example, we were recently engaged in patent litigation with Sequenom. For more information on our current legal and regulatory proceedings, see Part II, Item 1—Legal Proceedings. We expect that the number of such claims may increase as the number of products and the level of competition in our industry segments grows.

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

We rely on trade secret protection and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. For example, although we have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements, we cannot assure you that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information, including as a result of breaches of our physical or electronic security systems. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are heightened in countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized use or disclosure of, or access to, our trade secrets, know-how or other proprietary information, whether accidentally or through willful misconduct, could have a material adverse effect on our programs and our strategy, and on our ability to compete effectively.

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

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in Part II, Item 1—Legal Proceedings, purported securities class action lawsuits have been filed against Natera, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Part II, Item 1 and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

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

As of June 30, 2016, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 46.5% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

NATERA, INC.

Date: August 11, 2016	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Herm Rosenman
	Name:	Herm Rosenman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
10.1	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.					X
10.2	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission.

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