Form 10-Q
period 2016-09-30
Natera, Inc.
filed 2016-11-14
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 52,382,613.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

•	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
•	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests, including in the field of cancer diagnostics;
•	competition in the markets we serve;
•	our expectations of the reliability, accuracy, and performance of Panorama, as well as expectations of the benefits to patients, providers, and payers of Panorama;
•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•	our ability to operate our laboratory facility and meet expected demand;
•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of replacement laboratory instruments and materials;
•	our expectations of the rate of adoption of Panorama and of any of our future tests by laboratories, clinics, clinicians, payers, and patients;
•	our ability to publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests;
•	our ability to successfully implement our cloud-based distribution model;
•	our estimates regarding our costs and risks associated with our international operations and international expansion;
•	our ability to retain and recruit key personnel;
•	our reliance on our direct sales efforts;
•	our expectations regarding acquisitions and strategic operations;

•	our ability to fund our working capital requirements;
•	our compliance with federal, state, and foreign regulatory requirements;
•	the factors that may impact our financial results; and
•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$25,322	$28,947
Restricted cash, current portion	1,188	901
Short-term investments	157,717	201,586
Accounts receivable, net of allowance of $1,322 in 2016 and $971 in 2015	9,408	5,862
Inventory	9,249	8,093
Prepaid expenses and other current assets	9,394	5,337
Total current assets	212,278	250,726
Property and equipment, net	25,616	12,710
Restricted cash, long term portion	342	683
Other assets	4,149	1,121
Total assets	$242,385	$265,240
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,811	$7,332
Accrued compensation	10,214	8,552
Other accrued liabilities	23,347	18,708
Deferred revenue	576	144
Short-term debt financing	49,473	42,090
Warrants	3,558	3,649
Total current liabilities	95,979	80,475

Deferred rent, net of current portion	6,092	—
Total liabilities	102,071	80,475

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	6	5
Additional paid in capital	447,915	436,259
Accumulated deficit	(307,941)	(250,083)
Accumulated other comprehensive income (loss)	334	(1,416)
Total stockholders’ equity	140,314	184,765
Total liabilities and stockholders’ equity	$242,385	$265,240

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Product revenues	$53,090	$44,423	$165,457	$135,841
Other revenues	799	498	2,318	1,603
Total revenues	53,889	44,921	167,775	137,444
Cost and expenses
Cost of product revenues	34,261	30,456	97,574	81,032
Research and development	11,345	7,336	30,403	19,707
Selling, general and administrative	34,938	27,870	98,573	79,195
Total cost and expenses	80,544	65,662	226,550	179,934
Loss from operations	(26,655)	(20,741)	(58,775)	(42,490)
Interest expense	(146)	(1,177)	(383)	(3,391)
Interest benefit (expense) from changes in the fair value of long term debt	—	1,810	—	(312)
Interest and other income (expense), net	887	2,478	1,403	(1,122)
Loss before income taxes	(25,914)	(17,630)	(57,755)	(47,315)
Income tax expense	(103)	—	(103)	—
Net loss	$(26,017)	$(17,630)	$(57,858)	$(47,315)
Unrealized (loss) gain on available-for-sale securities, net of tax	(609)	36	1,750	36
Comprehensive loss	$(26,626)	$(17,594)	$(56,108)	$(47,279)

Basic and diluted net loss per share	$(0.50)	$(0.39)	$(1.13)	$(2.53)

Weighted-average number of shares used in computing basic and diluted net loss per share	52,012	44,944	51,301	18,721

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

 (In thousands)

	Nine months ended
	September 30,
	2016	2015
Operating activities
Net loss	$(57,858)	$(47,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,177	4,363
Amortization of premium on investment securities	1,145	—
Amortization of debt discount	—	28
Gain on sales of property and equipment	—	(2)
Impairment of assets	407	1,258
Non-cash interest accrual	383	—
Gain on investments	(192)	—
Stock-based compensation	7,965	4,906
(Gain) loss from changes in fair value of warrants	(91)	1,509
Loss from change in fair value of long term debt	—	312
Provision for doubtful accounts	354	279
Changes in operating assets and liabilities:
Accounts receivable	(3,900)	(157)
Inventory	(1,156)	(1,863)
Prepaid expenses and other current assets	(4,057)	(3,668)
Restricted cash	54	(303)
Other assets	(3,028)	(573)
Accounts payable	1,653	102
Accrued compensation	1,662	1,647
Other accrued liabilities	1,552	6,341
Deferred revenue	432	(7)
Deferred rent	6,092	—
Net cash used in operating activities	(44,406)	(33,143)

Investing activities
Purchases of investments	(48,519)	(26,353)
Proceeds from sale of investments	59,185	—
Proceeds from maturity of investments	34,000	—
Purchases of property and equipment, net	(14,577)	(6,452)
Net cash provided by (used in) investing activities	30,089	(32,805)

Financing activities
Proceeds from initial public offering, net of issuance costs	—	180,628
Proceeds from exercise of stock options	2,722	—
Proceeds from issuance of common stock under employee stock purchase plan	970	—
Borrowings under credit facility	8,000	—
Repayment under credit facility	(1,000)	—
Costs paid for loan	—	(6)
Repayments of equipment financing	—	(5,850)
Proceeds from collection of officer receivable	—	192
Net cash provided by financing activities	10,692	174,964

Net (decrease) increase in cash	(3,625)	109,016
Cash at beginning of period	28,947	87,176
Cash at end of period	$25,322	$196,192

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Horizon Carrier Screening ("Horizon") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty. All testing is available principally in the United States and Europe. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate, launch and commercialize tests based on the Company’s technology.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. Short-term restricted cash consists of $1.1 million, securing the Company’s letter of credit for its corporate headquarters operating leases, one of which expired in October 2016 and another which will expire in January 2017, and $0.1 million in payments received from certain customers. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

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

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended September 30, 2016, one customer accounted for 13% of total revenues. There were no customers exceeding 10% of total revenues on an individual basis for the nine months ended September 30, 2016, and also for the three and nine months ended September 30, 2015. As of September 30, 2016, one customer had a receivable balance of approximately 28% of net accounts receivable, and as of December 31, 2015, there were no customers who had a balance greater than 10%.

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

The Company receives royalty revenue through the licensing and the provisioning of services to support the use of the Company's proprietary technology with its licensee that commercializes PAT. Royalty revenues are recognized when earned under the terms of the related agreements and are included in Other Revenues in the statements of operations.

The Company recognizes revenue from its cloud-based distribution service offering, Constellation. The Company grants its licensees licenses to use the Company’s proprietary intellectual properties and the cloud-based Company software and provides other services to support the use of the Company's proprietary technology with its licensees. The Company’s proprietary software is used in connection with the analysis of DNA sequence data in a manner yielding a result indicating the likely presence or absence of full or partial chromosomal abnormalities. The licensees do not have the right to possess the Company’s software, but rather receive the software as a service. The revenues are recognized on an accrual basis (assuming all revenue recognition criteria are met) under the terms of the related agreements and are included in other revenues in the statements of operation.

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

Warrants

The Company accounts for warrants to purchase shares of its common stock as a liability at fair value on the balance sheet date because the Company may be obligated to redeem these warrants at some point in the future. The warrants are subject to re-measurement at each balance sheet date, with changes in fair value of the warrants recognized as a gain or loss in interest and other income (expense), net in the statements of operations. The Company will continue to adjust the liability for changes in fair value until such time that the warrants are converted or expire.

Capitalized Software Held for Internal Use

The Company capitalizes costs of software purchased for internal use during the application development stage of a project and amortizes those costs over their estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.5 million and $0.8 million as of September 30, 2016 and December 31, 2015, respectively. Amortized expense for the three months ended September 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Amortized expense for the nine months ended September 30, 2016 and 2015 was $0.4 million and $0.2 million, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	September 30,
	2015	Increase	Adjustment	2016
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(1,416)	$1,941	$(191)	$334
Total accumulated other comprehensive (loss) income, net of tax	$(1,416)	$1,941	$(191)	$334

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

Property and Equipment

Property and equipment, including purchased and internally developed software, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically reviews the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. During the third quarter of 2016, the Company decreased the depreciable lives of certain sequencing and automation machinery and equipment to the end of the second quarter of 2017 based upon management’s estimated use. The effect of this change in estimate for the three and nine months ended September 30, 2016 was an increase in loss from operations and net loss of $0.4 million and $0.4 million, respectively. The effect of this change in estimate was an increase in net basic and diluted loss per share of $0.01 and $0.01 for the three and nine months ended September 30, 2016, respectively.

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

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company believes the adoption of ASU 2015-11 will not result in any material impact on its financial statements.

In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for the Company in the fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. The Company believes the adoption of ASU 2015-17 will not result in any material impact on its financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, the ASU allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award and allowing forfeitures to be either estimated, as required today, or recognized when they occur. The new guidance will be effective for public entities in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company believes the adoption of ASU 2016-09 will not result in any material impact of adopting ASU 2016-09 on its financial statements.

In August 2016, the Financial Accounting Standards Board issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). The purpose of ASU 2016-15 is to limit diversity in the classification of certain transactions in the statement of cash flows. Such transactions include (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon bonds, (3) contingent consideration payments made after a business combination, (4) proceeds from insurance claims settlement, (5) proceeds from settlement of life insurance policies, and (6) distributions of equity method investments. ASU 2016-15 will be effective for the Company in the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting ASU 2016-15 on its financial statements.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2016				December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$9,811	$—	$—	$9,811	$5,966	$—	$—	$5,966
U.S. Treasury securities	75,565	—	—	75,565	103,813	—	—	103,813
U.S. agency securities	—	64,469	—	64,469	—	78,853	—	78,853
Municipal securities	—	17,683	—	17,683	—	18,920	—	18,920
Total financial assets	$85,376	$82,152	$—	$167,528	$109,779	$97,773	$—	$207,552

Current Liabilities:
Warrants	$—	$—	$3,558	$3,558	$—	$—	$3,649	$3,649
Total financial liabilities	$—	$—	$3,558	$3,558	$—	$—	$3,649	$3,649

During the nine months ended September 30, 2016, the Company did not make any transfers between Level I and Level II assets.

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

Based upon the Company's evaluation, the senior secured term loan constituted a liability with embedded derivative features that was accounted for separately as mark-to-market instruments. In addition, adjustments to the embedded royalty feature were recorded as interest expense as they occurred, offset to the carrying amount of the debt (with the eventual cash outlay to settle such amounts recorded against the carrying amount of the debt). Based on the Company's evaluation, it was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. In October 2015, the Company repaid the entire borrowings under the senior secured term loan.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the nine months ended September 30, 2016:

Warrants
(in thousands)
Balance at December 31, 2015	$3,649
Change in fair value	(91)
Balance at September 30, 2016	$3,558

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based upon a model with inputs from a Black-Scholes model and market volatility of 61.0% that was determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

4. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments effective September 2015. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$9,811	$—	$—	$9,811	$5,966	$—	$—	$5,966
U.S. Treasury securities	75,455	131	(21)	75,565	104,537	1	(725)	103,813
U.S. agency securities	64,299	183	(13)	64,469	79,491	—	(638)	78,853
Municipal securities	17,629	61	(7)	17,683	18,974	2	(56)	18,920
Total	$167,194	$375	$(41)	$167,528	$208,968	$3	$(1,419)	$207,552

Classified as:
Cash equivalents				$9,811				$5,966
Short-term investments				157,717				201,586
Total				$167,528				$207,552

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended September 30, 2016, the Company had immaterial realized gains and losses. During the nine months ended September 30, 2016, the Company had $0.2 million in realized gains and immaterial losses for a total net realized gain of $0.2 million. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of September 30, 2016, the Company has nine investments in an unrealized loss position in its portfolio. The Company earned interest income of $0.4 million and $1.2 million, respectively, during the three and nine months ended September 30, 2016. The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2016:

	September 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$44,540	$44,539
Greater than one year but less than five years	112,843	113,178
Total	$157,383	$157,717

5. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2016	2015
		(in thousands)
Machinery and equipment	3-5 years	$22,926	$20,670
Furniture and fixtures	3 years	493	217
Computer equipment	3 years	813	789
Capitalized software held for internal use	3 years	2,172	1,159
Leasehold improvements	Lesser of useful life or lease term	3,845	1,686
Construction-in-process		12,005	1,979
		42,254	26,500
Less: Accumulated depreciation and amortization		(16,638)	(13,790)
Total Property and Equipment, net		$25,616	$12,710

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

During the third quarter of 2016, the Company decreased the depreciable lives of certain sequencing and automation machinery and equipment to the end of the second quarter of 2017 based upon management’s estimated use. The effect of this change in estimate for both the three and nine months ended September 30, 2016 was an increase in loss from operations and net loss of $0.4 million. The effect of this change in estimate was an increase in net basic and diluted loss per share of $0.01 for both the three and nine months ended September 30, 2016.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Accrued paid time off	$1,925	$2,024
Accrued commissions	3,562	3,691
Accrued bonuses	2,309	1,348
Other accrued compensation	2,418	1,489
Total accrued compensation	$10,214	$8,552

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Accrued expenses	$22,959	$17,870
Accrued rent	33	450
Deferred lease obligation	—	42
Sales and use tax payable	355	346
Total other accrued liabilities	$23,347	$18,708

In April 2016, the Company entered into a four-year agreement with an insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company agreed to pay total consideration of $3.2 million. The total consideration was paid in the third quarter of 2016. As of September 30, 2016, $2.8 million in deferred cost was included in other long-term assets. The deferred costs are being amortized ratably over the four-year term of the agreement and for the three and nine months ended September 30, 2016, the Company amortized $0.2 million and $0.4 million, respectively, which was recorded as a reduction of product revenue.

6. Commitments and Contingencies

Operating Leases

As of September 30, 2016, the Company sub‑leases office facilities under non‑cancelable operating lease agreements. The Company occupies approximately 88,000 square feet of laboratory and office space at its corporate headquarters in San Carlos, California pursuant to two separate subleases. One sublease covers approximately 61,000 square feet (the “First Space”) and expired in October 2016, and the other sublease covers approximately 27,000 square feet (the “Second Space”) and will expire in January 2017. In connection with an amendment to the sublease agreement for the First Space in January 2013, the Company executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. In connection with its entry into the sublease for the Second Space in March 2014, the Company executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account.

In October 2015, the Company entered into a lease agreement directly with the landlord of the First Space and the Second Space, the term of which (i) began in October 2016 with respect to the First Space and (ii) is expected to begin in January 2017 with respect to the Second Space, subject to the existing primary lessee of the Second Space not exercising its right to renew its existing lease for that space. The initial term of the lease will expire in October 2023, and may be extended for an additional five years. Upon the expiry of the current subleases, the lease agreement commenced in October 2016 at a monthly rent of $0.2 million per month, increasing each year thereafter to a maximum of $0.4 million in the final year of the initial term of the lease. The Company is entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for the costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit. As of September 30, 2016, the Company has a total of 86,504 square feet under lease at its San Carlos, California location.

In April 2015, the Company entered into a sub-lease agreement for additional office space in Redwood City, California. . The lease term for the additional space began in June 2015 and carried a base rent of $62,700 per month until its original termination date in August 2016, after which it was extended to November 2016 with a base rent of $88,331 per month. In addition, the Company has paid a security deposit of $125,500 for the additional space. As of September 30, 2016, the Company had a total of 23,245 square feet under sublease at its Redwood City, California location.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term was 132 months and began in December 2015 with monthly rent payments beginning in December 2016, increasing from $133,000 to $207,500. Pursuant to the terms of the lease, the subsidiary has paid a security deposit of $375,000, and the landlord has allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million.

In October 2015, the Company’s subsidiary entered into a one-year lease agreement for additional temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month-to-month basis following the 12th month. The terms of the lease include a $12,900 security deposit. As of September 30, 2016, the Company has a total of 101,912 square feet under lease at its Austin, Texas location.

The future annual minimum lease payments under all non-cancelable operating leases as of September 30, 2016 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2016 (three months)	$856
2017	5,441
2018	5,976
2019	6,140
2020	6,304
2021 and thereafter	25,923
Total future minimum lease payments	$50,640

Rent expense for the three months ended September 30, 2016 and 2015 was $1.3 million and $0.7 million, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $3.9 million and $1.8 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On March 4, 2016, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Diego seeking compensatory damages, alleging that the Company failed to perform a carrier screen test that was ordered for a patient who subsequently gave birth to a child with an inherited condition. The Company has notified its insurer, who is providing a defense under a reservation of rights. The Company intends to vigorously defend against the claims in this lawsuit, but it cannot be certain of the outcome.

On February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, four purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against the Company, its directors and certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of its July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded to the San Mateo Superior Court. The Company has appealed the remand. The Company intends to defend the matter vigorously, but it cannot be certain of the outcome.

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

Contractual Commitment

As of September 30, 2016, the Company has contractual commitments with a supplier for approximately $6.8 million and other material supplier commitments for approximately $1.1 million for inventory material used in the laboratory testing process.

In January 2015, the Company entered into a laboratory services agreement that required it to commit to a minimum purchase of certain genetic tests from a provider through October 2016. As of September 30, 2016, the Company had fully met the required minimum purchase commitments.

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

In June 2015, the Board adopted, and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the 2015 Plan), which, by its terms, took effect as of the Company’s initial public offering on July 2, 2015. The Company reserved 3,451,495 shares of its common stock for issuance under the 2015 Plan; in addition, the Board and stockholders authorized the reservation of up to 9,890,310 shares of common stock to cover shares reserved but unissued under the 2007 Plan and shares subject to outstanding awards under the 2007 Plan that expire or lapse unexercised or shares issued under the 2007 Plan that are subsequently reacquired by the Company.

Employee Stock Purchase Plan

In the second quarter of 2015, shareholders approved the 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s initial public offering on July 2, 2015. Under the ESPP employees may purchase Natera, Inc. common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 5,000 shares of stock during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate that exceeds $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time. The Company has made 893,548 shares available for issuance under the Plan, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Board.

As of September 30, 2016, a total of 116,215 shares of common stock were issued under the ESPP and 1,280,981 shares are available for issuance.

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2016:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2015	3,743	9,316	$3.96
Additional shares authorized	2,014	—
Options granted	(2,199)	2,199	$10.06
Options exercised	—	(1,618)	$1.68
Options forfeited/cancelled	751	(751)	$8.15
Balance at September 30, 2016	4,309	9,146	$5.47	7.70	$53,338
Exercisable at September 30, 2016		4,819	$2.75	6.59	$40,763
Vested and expected to vest at September 30, 2016		8,761	$5.33	7.62	$52,219

Restricted Stock Awards

In February 2016, the Company granted 24,540 fully vested shares to a non-employee service provider.

Restricted Stock Units

In the nine months ended September 30, 2016, the Company issued restricted stock units to employees. The following table summarizes restricted stock unit activity for the nine months ended September 30, 2016:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2015	—	—
Granted	210	$9.75
Vested	(25)	$9.59
Canceled/forfeited	(11)	$9.74
Balance at September 30, 2016	174	$9.78

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,
	2016			2015
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$164	$(4)	$160	$400	$10	$410
Research and development	784	(1)	783	266	2	268
Selling, general and administrative	1,716	14	1,730	1,491	(3)	1,488
Total	$2,664	$9	$2,673	$2,157	$9	$2,166

	Nine months ended September 30,
	2016			2015
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$479	$3	$482	$549	$217	$766
Research and development	2,105	(1)	2,104	824	24	848
Selling, general and administrative	5,117	262	5,379	3,202	90	3,292
Total	$7,701	$264	$7,965	$4,575	$331	$4,906

As of September 30, 2016, approximately $20.2 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested awards will be recognized over a weighted‑average period of approximately 2.9 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended September 30,						Nine months ended September 30,
	2016			2015			2016			2015
Expected term			5.2	5.7	—	6.1	5.1	—	5.2	5.6	—	6.5
Expected volatility	69.0%	—	72.5%	69.7%	—	71.9%	68.5%	—	72.5%	69.7%	—	78.8%
Expected dividend rate			0%			0%			0%			0%
Risk-free interest rate	0.97%	—	1.12%	1.65%	—	1.80%	0.97%	—	1.24%	1.56%	—	1.96%

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

8. Debt

Credit Line Agreement

In September 2015, the Company entered into the Credit Line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. In October 2015, the Company borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS Acquisition Offshore, LP (the “Secured Loan Arrangement”). The Credit Line bears interest at 30-day LIBOR plus 0.65% per annum which resulted in an effective rate of interest of 1.1% for the each of the three and nine months ended September 30, 2016. In November 2015, the Company borrowed an additional $10.0 million which increased the principal balance to $42.0 million. In June 2016, the Company repaid $1.0 million on the Credit Line and borrowed $8.0 million resulting in a remaining $0.7 million available under the Credit Line net of accrued interest of $0.3 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

9. Warrants

Under the terms of the Senior Secured Term Loan, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share, which expire on April 18, 2023. In connection with the IPO in July 2015, these warrants remain exercisable for common stock.

10. Income Taxes

During the third quarter of 2016, the Company began providing testing to clinics that were based in a foreign country, which attributed to a foreign income tax expense of $0.1 million for the three and nine months ended September 30, 2016. The Company recorded zero income tax expense for the three and nine months ended September 30, 2015. During these periods, the Company’s activities were primarily limited to U.S. federal and state tax jurisdictions. The federal and state effective tax rate is approximately 37% before research and development credits and permanent adjustments related to stock-based compensation and mark to market adjustments on warrants.

Due to the Company’s history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is not more likely than not that all the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subject to a valuation allowance as of September 30, 2016. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $3.2 million and $2.4 million in unrecognized tax benefits at September 30, 2016 and December 31, 2015, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2016, there were no accrued interest and penalties related to uncertain tax positions.

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

The following table provides the basic and diluted net loss per share computations for the three and nine months ended September 30, 2016 and 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Basic and diluted loss per share:
Net loss	$(26,017)	$(17,630)	$(57,858)	$(47,315)

Weighted-average common shares outstanding	52,012	46,380	51,422	20,252
Less: weighted-average unvested common shares subject to repurchase	—	(1,436)	(121)	(1,531)
Weighted-average number of shares used in computing net loss per share, basic and diluted	52,012	44,944	51,301	18,721

Basic and diluted net loss per share	$(0.50)	$(0.39)	$(1.13)	$(2.53)

Potentially dilutive shares that were not included in the diluted per share calculations because they would be anti‑dilutive as of September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(in thousands)
Options to purchase common stock	9,146	9,399
Warrants to purchase common stock	377	410
Restricted stock units	174	—
Employee stock purchase plan	145	—
Common stock subject to repurchase	—	1,403
	9,842	11,212

12. Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

United States	$48,125	$38,709	$149,436	$118,091
Americas, excluding U.S.	688	1,128	1,991	3,635
Europe, Middle East, India, Africa	3,223	3,804	11,122	11,786
Other	1,853	1,280	5,226	3,932
Total	$53,889	$44,921	$167,775	$137,444

13. Subsequent Events

On October 6, 2016, the Company amended the lease agreement it directly entered into with the landlord of its First Space and Second Space (as described in Note 6) to include an additional sublease of office space. The additional sublease covers approximately 48,000 square feet of office space and consists of two phases. The first phase began in October 2016 and covers approximately 16,000 square feet of office space at a base rent of $60,730 per month. The second phase, which covers approximately 32,000 square feet of office space at a base rent of $121,460 per month, is expected to begin in January 2017, as the Company progresses with its expansion. The term of this sublease is approximately eighty-four months, with the same expiration date as the First Space and Second Space, which is in October 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best in class accuracy and coverage. In addition to our direct sales force in the United States, we have a global network of over 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology by introducing a global cloud-based distribution model. We have launched seven molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. Over 254,000 Panorama tests were accessioned during the year ended December 31, 2015 and over 247,000 Panorama tests were accessioned during the nine months ended September 30, 2016. Our revenues have grown from $4.3 million in 2010 to $190.4 million in the year ended December 31, 2015, and from $137.4 million in the nine months ended September 30, 2015 to $167.8 million in the nine months ended September 30, 2016.

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

In the nine months ended September 30, 2016 and year ended December 31, 2015, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our Horizon Carrier Screening testing is performed by third-party laboratories. During the nine months ended September 30, 2016, we accessioned greater than 318,000 tests, including greater than 247,000 Panorama tests. In the year ended December 31, 2015, we accessioned greater than 310,000 tests, including greater than 254,000 Panorama tests. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices. We market and sell our tests both through our sales force and those of our laboratory partners. We bill clinics, laboratory partners, patients and insurance payers for the tests we perform. In most of the cases where we bill laboratory and distribution partners, our partners in turn bill clinics, patients and insurance payers. Insurers reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the payers with positive NIPT coverage determinations include UnitedHealthCare, AETNA, Anthem, Humana and CIGNA. We and our laboratory partners have in-network contracts with insurance providers that account for approximately 200 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory partners, and the number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. We accessioned over 318,000 tests during the nine months ended September 30, 2016, compared to over 217,000 tests during the nine months ended September 30, 2015. This increase in volume is primarily due to the commercial growth of our Panorama and Horizon carrier screening tests. We significantly increased the number of our domestic sales representatives in the third quarter of 2014 through the second quarter of 2015 in an effort to increase the number of tests distributed through our direct sales force. The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2016 was 79%, up from 76% for the nine months ended September 30, 2015. The percent of our revenues attributable to U.S. laboratory partners for the nine months ended September 30, 2016 was 11%, up from 10% for the nine months ended September 30, 2015. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the nine months ended September 30, 2016 was 11%, down from 14% for the nine months ended September 30, 2015.

In addition to distributing molecular diagnostic tests through our direct sales force and laboratory partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $2.3 million and $1.6 million in revenues from our licensing arrangements during the nine months ended September 30, 2016 and 2015, respectively. The DDC arrangement commenced in the second quarter of 2014 and our other arrangements commenced beginning in the fourth quarter of 2015.

Our revenues increased to $167.8 million in the nine months ended September 30, 2016 from $137.4 million in the nine months ended September 30, 2015. Panorama revenues accounted for $108.7 million, or 65%, of our revenues for the nine months ended September 30, 2016 and $104.4 million, or 76%, of our revenues for the nine months ended September 30, 2015. A significant proportion of our revenues in the three months ended September 30, 2016 were derived from in-network payer contracts. For the three months ended September 30, 2016, one of our customers, BioReference, accounted for 13% of total revenues. For the nine months ended September 30, 2016, there were no customers exceeding 10% of total revenue on an individual basis. Sales of Panorama to Bio-Reference represented 11% and 5% of our revenues generated from Panorama in the nine months ended September 30, 2016 and 2015, respectively. Revenues from customers outside the United States were $18.3 million and $19.4 million for the nine months ended September 30, 2016 and 2015, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros. For the nine months ended September 30, 2016 and 2015, approximately 11% and 14%, respectively, of our revenues were generated in international markets.

Our net losses for the nine months ended September 30, 2016 and 2015 were $57.9 million and $47.3 million, respectively. This included non-cash stock compensation expense of $8.0 million and $4.9 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $307.9 million.

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

Revenue recognized on a cash basis represented 81% and 77% of our revenues for the three months ended September 30, 2016 and 2015, respectively. Revenue recognized on a cash basis represented 85% and 80% of our revenues for the nine months ended September 30, 2016 and 2015, respectively. The increase in revenue recognized on a cash basis for the three and nine months ended September 30, 2016 versus September 30, 2015 is primarily due to increased volumes with cash basis customers. As of September 30, 2016, we have 21 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three and nine months ended September 30, 2016, we recognized revenue from six of such arrangements.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, offer additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although some third-party payers have begun to reimburse for this, and we believe that more third-party payers will do so in the future. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions is scheduled to go into effect beginning January 1, 2017. We anticipate that this new code could, in the near term, cause our microdeletions reimbursement to decline, either due to reduced reimbursement, or third-party payers declining to reimburse, under the new code. Any such decline in reimbursement would decrease our revenues. Our financial performance is also impacted by our increase in in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test has decreased. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing and we will continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our cloud-based Constellation platform, if successful, may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues, per test than when we perform the entire test ourselves.

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

Interest Expense

Interest expense is attributable to borrowing under our senior secured term loan and our equipment financing facility prior to repayment and our line of credit. We also recognized revenue-based royalties to the lender associated with our senior secured term loan prior to prepayment as part of interest expense.

Interest Benefit (Expense) from Changes in the Fair Value of Long-Term Debt

Interest benefit (expense) also arose from changes in the fair value associated with our senior secured term loan prior to repayment.

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

We consider our critical accounting policies and estimates to be revenue recognition, income taxes, fair value measurements and stock-based compensation. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2016. We periodically review the depreciable lives assigned to property and equipment placed in service and change the estimates of useful lives to reflect the results of such reviews. The effect of this change in estimate for both the three and nine months ended September 30, 2016 was an increase in loss from operations and net loss of $0.4 million.

Results of operations

Comparison of the three months ended September 30, 2016 and 2015

	Three months ended
	September 30,		Increase /	% Increase /
	2016	2015	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues
Product revenues	$53,090	$44,423	$8,667	19.5%
Other revenues	799	498	301	60.4
Total revenues	53,889	44,921	8,968	20.0
Cost and expenses:
Cost of product revenues	34,261	30,456	3,805	12.5
Research and development	11,345	7,336	4,009	54.6
Selling, general and administrative	34,938	27,870	7,068	25.4
Total cost and expenses	80,544	65,662	14,882	22.7
Loss from operations	(26,655)	(20,741)	(5,914)	28.5
Interest expense	(146)	(1,177)	1,031	(87.6)
Interest benefit from changes in the fair value of long term debt	—	1,810	(1,810)	(100.0)
Interest and other income	887	2,478	(1,591)	(64.2)
Loss before income taxes	(25,914)	(17,630)	(8,284)	47.0
Income tax expense	(103)	—	(103)	100.0
Net loss	$(26,017)	$(17,630)	$(8,387)	47.6%

Revenues

Revenues increased $9.0 million, or 20.0%, from the three months ended September 30, 2015 to the three months ended September 30, 2016. This was primarily due to increase in volume of Panorama and Horizon carrier screening tests performed during the quarter. Approximately 53% of our revenues during the three months ended September 30, 2016 were derived from test volumes accessioned in the quarter ended September 30, 2016; the balance of our revenues was derived from tests accessioned in prior periods. Panorama revenue increased $3.8 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to higher volumes, improved collections for tests accessioned in prior periods, and improved pricing from part of our laboratory partner channel. HCS revenue increased $6.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to increased HCS tests. Royalty revenues increased $0.3 million, and revenues from other products decreased $1.0 million, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

During the three months ended September 30, 2016, we accessioned greater than 109,100 tests, including greater than 84,400 Panorama tests and greater than 20,500 Horizon carrier screening tests. We recognized revenue on greater than 67,000 tests, including greater than 55,000 Panorama tests and greater than 9,600 Horizon carrier screening tests in the three months ended September 30, 2016. Fifty-one percent of the 67,000 tests, including 53% of the 55,000 Panorama tests and 43% of the 9,600 Horizon carrier screening tests were accessioned in the three months ended September 30, 2016 and the remainder were accessioned in prior periods. During the three months ended September 30, 2015, we accessioned greater than 83,000 tests, including greater than 67,000 Panorama tests and greater than 13,000 Horizon carrier screening tests and recognized revenue on greater than 35,000 tests, including greater than 31,000 Panorama tests and greater than 2,800 Horizon carrier screening tests. Fifty-four percent of the 35,000 tests, including 55% of the 31,000 Panorama tests and 41% of the 2,800 Horizon carrier screening tests, were accessioned in the three months ended September 30, 2015 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for most tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is related to improved collections from tests accessioned in prior periods.

Revenues from customers outside the United States were $5.8 million and $6.2 million for the three months ended September 30, 2016 and 2015, respectively.

Cost of product revenues

Cost of product revenues increased $3.8 million, or 12.5%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama and HCS tests performed in the three months ended September 30, 2016. As a percentage of total revenues, cost of product revenues decreased 4.2% year over year from 67.8% of revenues for the three months ended September 30, 2015 to 63.6% for the three months ended September 30, 2016. Our cost of product revenues per test decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of innovations that allowed us to streamline our laboratory workflows and other laboratory-related efficiencies. The percentage of our revenues attributable to cost of product revenues is impacted because we continued to derive Panorama volume growth in the average risk population, which is not yet broadly reimbursed.

Research and development

Research and development expenses increased $4.0 million, or 54.6%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in research and development expenses was primarily attributable to a $2.2 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount, a $1.2 million increase in outside services costs, a $0.2 million increase in expenses associated with clinical trials performed for our potential future product offerings, and $0.1 million of facility-related costs.

Selling, general and administrative

Selling, general and administrative expenses increased $7.0 million, or 25.3%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative costs and headcount increases that we have incurred since our July 2015 initial public offering. Significant increases in the three months ended September 30, 2016 versus the three months ended September 30, 2015 include a $3.0 million increase in salaries and personnel‑related costs and $0.5 million increase in office expenses due to higher headcount, increases in outside service costs of $1.7 million, and increases in marketing expenses of $0.8 million for corporate events and public relations. Facilities expenses increased $0.4 million in the three months ended September 30, 2016 versus the three months ended September 30, 2015 primarily due to lease expenses for the addition of our Austin, Texas facility and increased lease rental expense for our California facilities.

Interest expense

Interest expense decreased $1.0 million, or 87.6%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the payoff of the higher interest rate senior secured term loan, see “Liquidity and Capital Resources—Senior Secured Term Loan,” compared to the lower interest rate on the line of credit, see “Liquidity and Capital Resources—Credit Line Agreement.”

Interest benefit from changes in the fair value of long-term debt

Interest benefit from changes in the fair value of long-term debt decreased from $1.8 million during the three months ended September 30, 2015 to zero in the three months ended September 30, 2016 due to the payment in full of the senior secured loan in October 2015.

Interest and other income

Interest and other income decreased $1.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $2.0 million unfavorable movement on the change in the fair value of our warrant obligation, offset by a $0.3 million increase in interest income earned on investments.

Comparison of the nine months ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,		Increase /	% Increase /
	2016	2015	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues:
Product revenues	$165,457	$135,841	$29,616	21.8%
Other revenues	2,318	1,603	715	44.6
Total revenues	167,775	137,444	30,331	22.1
Cost and expenses:
Cost of product revenues	97,574	81,032	16,542	20.4
Research and development	30,403	19,707	10,696	54.3
Selling, general and administrative	98,573	79,195	19,378	24.5
Total cost and expenses	226,550	179,934	46,616	25.9
Loss from operations	(58,775)	(42,490)	(16,285)	38.3
Interest expense	(383)	(3,391)	3,008	(88.7)
Interest expense from changes in the fair value of long-term debt	—	(312)	312	(100.0)
Interest and other income (expense), net	1,403	(1,122)	2,525	(225.0)
Loss before income taxes	(57,755)	(47,315)	(10,440)	22.1
Income tax expense	(103)	—	(103)	100.0
Net loss	$(57,858)	$(47,315)	$(10,543)	22.3%

Revenues

Revenues increased $30.3 million, or 22.1%, from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. This was primarily due to increase in volume of Panorama and Horizon carrier screening tests performed. Panorama revenue increased $4.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increased Panorama volumes offset by decreases in insurance carrier reimbursements. HCS revenue increased $27.7 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increased HCS volumes. Royalty revenues increased $0.7 million, and revenues from other products decreased $2.4 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we accessioned greater than 318,000 tests, including greater than 247,000 Panorama tests and greater than 58,800 Horizon carrier screening tests. We recognized revenue on greater than 158,000 tests, including greater than 129,000 Panorama tests and greater than 23,000 Horizon carrier screening tests in the nine months ended September 30, 2016. Seventy-seven percent of the 158,000 tests, including 78% of the 129,000 Panorama tests and 75% of the 23,000 Horizon carrier screening tests, were accessioned in the nine months ended September 30, 2016 and the remainder were accessioned in prior periods. During the nine months ended September 30, 2015, we accessioned greater than 217,000 tests, including greater than 181,000 Panorama tests and greater than 26,000

Horizon carrier screening tests. We recognized revenue on greater than 99,000 tests, including greater than 86,000 Panorama tests and greater than 8,400 Horizon carrier screening tests, in the nine months ended September 30, 2015. Seventy-nine percent of the 99,000 tests, including 80% of the 86,000 Panorama tests and 65% of the 8,400 Horizon carrier screening tests, were accessioned in the nine months ended September 30, 2015 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for most tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The decrease in the percentage of tests that are both accessioned and recognized as revenue within the same quarter in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is related to improved collections from tests accessioned in prior periods.

Revenues from customers outside the United States were $18.3 million and $19.4 million for the nine months ended September 30, 2016 and 2015, respectively, due to a decrease in royalty revenue.

Cost of product revenues

Cost of product revenues increased $16.5 million, or 20.4%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in the volume of tests performed in the quarter combined with an increase in material and personnel costs, which are directly related to the growth in Panorama and HCS tests performed in the nine months ended September 30, 2016. As a percentage of total revenues, cost of product revenues decreased 0.8% year over year, at 58.2% for the nine months ended September 30, 2016 versus 59.0% for the nine months ended September 30, 2015. Our cost of product revenues per test decreased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of innovations that allowed us to streamline our laboratory workflows and other laboratory-related efficiencies. The percentage of our revenues attributable to cost of product revenues is impacted because we continued to derive Panorama volume growth in the average risk population, which is not yet broadly reimbursed.

Research and development

Research and development expenses increased $10.7 million, or 54.3%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in research and development expenses was primarily attributable to a $7.0 million increase in salaries and personnel‑related costs associated with an increase in research and development headcount, as well as a $2.3 million increase in outside services costs, and a $0.9 million increase in office, facilities and other expenses.

Selling, general and administrative

Selling, general and administrative expenses increased $19.4 million, or 24.4%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative costs and headcount increases that we have incurred since our July 2015 initial public offering. Significant increases include a $8.6 million increase in salaries and personnel‑related costs, including a 5% increase in employees and contractor headcount, a $1.4 million increase in travel expenses due to increased selling activity and a $3.1 million increase in outside services costs, primary related to other consulting fees. Office expenses increased $1.8 million and facilities expenses increased $1.7 million, primarily due to a $1.5 million increase in facility expenses related to our Austin, Texas location and $0.2 million related to facility expenses for our California locations. Other corporate expenses increased by $1.5 million primarily due to increased business insurance costs.

Interest expense

Interest expense decreased $3.0 million, or 88.7%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the payoff of the higher interest rate senior secured term loan, see “Liquidity and Capital Resources—Senior Secured Term Loan,” compared to the interest rate on the line of credit. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest expense from changes in the fair value of long-term debt

Interest expense from changes in the fair value of long-term debt decreased $0.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the payment in full of the senior secured loan in October 2015.

Interest and other income (expense), net

Interest and other income (expense), net increased $2.4 million, or 214.1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a $1.6 million favorable movement on the change in the fair value of our warrant obligation and a $1.1 million increase in interest income earned on investments, offset by a $0.4 million decrease in other income from the previous year.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2016, we had a net loss of $57.9 million, and we expect to incur additional losses in future periods. As of September 30, 2016, we had an accumulated deficit of $307.9 million.

To date, we have funded our operations primarily with the net proceeds from our initial public offering (“IPO”), sales of our preferred stock and convertible promissory notes, borrowings under our senior secured term loan arrangement with ROS Acquisition Offshore LP, our credit facilities with a commercial bank and revenues from operations. We also received a total of $5.7 million of grant income from the National Institutes of Health between 2006 and 2013. As of September 30, 2016, we had $25.3 million in cash and cash equivalents, $1.5 million of restricted cash and $157.7 million in short-term investments.

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

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. In October 2015, we borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS Acquisition Offshore, LP. The Credit Line bears interest at 30-day LIBOR plus 0.65% per annum which resulted in an effective rate of interest of 1.1% for each of the three and six months ended September 30, 2016. In November 2015, we borrowed an additional $10.0 million which increased the principal balance to $42.0 million. In June 2016, we repaid $1.0 million on the Credit Line and borrowed $8.0 million resulting in a remaining $0.7 million available under the Credit Line net of accrued interest of $0.3 million. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities accounts held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Cash used in operating activities	$(44,406)	$(33,143)
Cash provided by (used in) investing activities	30,089	(32,805)
Cash provided by financing activities	10,692	174,964
Net (decrease) increase in cash	(3,625)	109,016
Cash at beginning of year	28,947	87,176
Cash at end of period	$25,322	$196,192

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2016 was $44.4 million. The net loss of $57.9 million includes $14.1 million in non‑cash charges resulting from $4.2 million of depreciation and amortization, $8.0 million of stock compensation expense, $1.1 million in investment security premium amortization, a $0.1 million remeasurement gain on the change in the fair value of warrants and other non‑cash charges of $0.6 million. Increases in operating assets reduced cash by $12.1 million due to a $3.9 million increase in accounts receivable, a $1.2 million increase in inventory, $3.0 million increase in other assets and a $4.0 million increase in prepaid assets and restricted cash. Increases in operating liabilities increased cash by $11.4 million due to increases in accounts payable of $1.7 million, accrued compensation of $1.7 million, other accrued liabilities of $1.6 million, deferred rent of $6.1 million, and deferred revenue of $0.4 million.

Cash used in operating activities during the nine months ended September 30, 2015 was $33.1 million. The net loss of $47.3 million reflects non‑cash charges of $4.4 million of depreciation and amortization, $4.9 million of stock compensation expense and a $1.8 million charge from the change in the value of long‑term debt and warrants, $1.3 million impairment on assets, and other non-cash charges of $0.3 million. The increase in net operating assets of $6.6 million was primarily due to a $1.9 million increase in inventory, an increase in prepaid assets and other current assets of $3.7 million, an increase in accounts receivable of $0.2 million, and an increase in other assets and restricted cash of $0.9 million. Operating liabilities increased by $8.1 million primarily driven by increases in accounts payable of $0.1 million and accrued compensation of $1.6 million, and other accrued liabilities of $6.3 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2016 totaled $30.1 million, which was comprised of $44.7 million in investment proceeds net of purchases and the acquisition of $14.6 million of property and equipment, net of proceeds. Acquisitions of property and equipment are primarily related to the build out of our Austin, Texas diagnostic testing facility and purchases of computer hardware and software.

Cash used in investing activities for the nine months ended September 30, 2015 totaled $32.8 million and was primarily related to $26.4 million of investments and the acquisition of $6.5 million of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 totaled $10.7 million consisting of a net $7.0 million in short term borrowings under our Credit Line and $3.7 million from the issuance of common stock.

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

The following table summarizes our contractual obligations as of September 30, 2016:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$50,640	$4,937	$11,942	$12,691	$21,070
Short-term debt(1)	49,000	49,000	—	—	—
Interest on short-term debt(2)	473	473	—	—	—
Inventory purchase obligations(3)	7,874	7,874	—	—	—
Total	$107,987	$62,284	$11,942	$12,691	$21,070

(1)	Represents proceeds drawn from our Credit Line.

(2)	Represent our accrued interest as of September 30, 2016 on our Credit Line.
(3)

Represents material open inventory purchase orders in the aggregate with suppliers as of September 30, 2016, including a contractual commitment with Illumina, Inc. for $6.8 million for inventory material used in the laboratory testing process through October 2016.

Operating Lease Obligations

As of September 30, 2016, we sub‑lease office facilities under non‑cancelable operating lease agreements. We occupy approximately 88,000 square feet of laboratory and office space at our corporate headquarters in San Carlos, California pursuant to two separate subleases. One sublease covers approximately 61,000 square feet (the “First Space”) and expired in October 2016, and the other sublease covers approximately 27,000 square feet (the “Second Space”) and will expire in January 2017. In connection with an amendment to the sublease agreement for the First Space in January 2013, we executed a letter of credit in favor of the lessors for $0.8 million, which is secured with a restricted cash account. In connection with our entry into the sublease for the Second Space in March 2014, we executed a letter of credit in April 2015 in favor of the lessors for $0.3 million, which is secured with a restricted cash account.

On October 6, 2016, we amended the lease agreement that we directly entered into with the landlord of our First Space and Second Space (as described above) to include an additional sublease of office space to accommodate our growth and consolidate our operations in California at one location. The additional sublease covers approximately 48,000 square feet of office space and consists of two phases. The first phase began in October 2016 and covers approximately 16,000 square feet of office space at a base rent of $60,730 per month. The second phase, which covers approximately 32,000 square feet of office space at a base rent of $121,460 per month, is expected to begin in January 2017, as the Company progresses with its expansion. The term of this sublease is approximately eighty-four months, with the same expiration date as the First Space and Second Space, which is in October 2023.

In October 2015, we entered into a lease agreement directly with the landlord of the First Space and the Second Space, the term of which (i) began in October 2016 with respect to the First Space and (ii) is expected to begin in January 2017 with respect to the Second Space, subject to the existing primary lessee of the Second Space not exercising its right to renew its existing lease for that space. The initial term of the lease will expire in October 2023, and may be extended for an additional five years. Upon the expiry of the current subleases, the lease agreement commenced in October 2016 at a monthly rent of $0.2 million per month, increasing each year thereafter to a maximum of $0.4 million in the final year of the initial term of the lease. We are entitled to a tenant improvement allowance of $0.4 million, to be expended prior to April 1, 2018, for the costs related to the design and construction of improvements to the facilities. The terms of the lease include a $0.5 million security deposit. As of September 30, 2016, we had a total of 86,504 square feet under lease at our San Carlos, California location.

In April 2015, we entered into a sub-lease agreement for additional office space in Redwood City, California. The lease term for the additional space began in June 2015 and carried a base rent of $62,700 per month until its original termination date in August 2016, after which it was extended to November 2016 with a base rent of $88,331 per month. In addition, we paid a security deposit of $125,500 for the additional space. As of September 30, 2016, we had a total of 23,245 square feet under sublease at our Redwood City, California location.

In September 2015, our subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term was 132 months and began in December 2015 with monthly rent payments beginning in December 2016, increasing from $133,000 to $207,500. Pursuant to the terms of the lease, the subsidiary has paid a security deposit of $375,000, and the landlord has allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million.

In October 2015, our subsidiary entered into a one-year lease agreement for additional temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month-to-month basis following the 12th month. The terms of the lease include a $12,900 security deposit. As of September 30, 2016, we had a total of 101,912 square feet under lease at our Austin, Texas location.

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

Inventory Purchase Obligations

As of September 30, 2016, we have contractual commitments with Illumina, Inc. and other material suppliers for approximately $6.8 million and $1.1 million, respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations through October 31, 2016.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 0.65%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $49.5 million outstanding under the Credit Line including principal and accrued interest as of September 30, 2016.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2016, our interest income would change by approximately $1.6 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of September 30, 2016.

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

ITEM 4:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, four purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, our directors and certain of our officers and 5% stockholders and their affiliates, and each of the underwriters of our July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for our IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about our business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. We removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded to the San Mateo Superior Court. We have appealed the remand. We intend to defend these matters vigorously, but cannot provide any assurance as to the ultimate outcome.

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

For the three months ended September 30, 2016 and the year ended December 31, 2015, 65% and 73%, respectively, of our revenues were derived from sales of our NIPT, Panorama. Although we derive some revenues from our other products, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. Continued and additional market acceptance of Panorama and our ability, through our direct sales efforts and through laboratory partners and licensees, to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue to grow, physicians may not recommend and order Panorama, and our laboratory partners and licensees may not actively or effectively market Panorama.

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

•

third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; in fact, most third-party payers currently have negative coverage determinations for average-risk patient populations, some third-party payers do not reimburse for microdeletions screening and we expect reimbursement for microdeletions screening to continue to decrease in the near term, and most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;

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

•

we may not be successful in our efforts to reduce our cost of product revenues, and as we result may experience increased cost of product revenues as a percentage of total revenues, as has been the case in past quarters and for the year ended December 31, 2015 compared to the respective prior periods;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the years ended December 31, 2015, 2014 and 2013 was $70.3 million, $5.2 million and $37.1 million, respectively. Our net loss for the three months ended September 30, 2016 and 2015 was $26.0 million and $17.6 million, respectively. As of September 30, 2016 and December 31, 2015, we had an accumulated deficit of $307.9 million and $250.1 million, respectively. We expect that such losses will increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future diagnostic solutions, including in the field of cancer. In addition, the rate of growth in our revenues has generally been low or flat in recent quarters. Furthermore, a significant element of our business strategy has been, and will continue to be, to increase our in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, such as Panorama for the average-risk pregnancy population. Therefore, going in-network with third-party payers can have an adverse impact on our revenues if we are unable to increase adoption of, and favorable coverage determinations for reimbursement for, our products.

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

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products, with an increasing effort to expand our platform and apply our expertise in processing and analyzing cell free DNA to the field of cancer. The development of enhanced or new tests is complex, costly and uncertain.  In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. Furthermore, enhancing or developing new tests requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology trends. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests. The research and development process in molecular diagnostics generally takes a significant amount of time from the research and design stage to commercialization. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or otherwise, or we may otherwise have to abandon a test in which we have invested substantial resources. We are currently in the process of developing updates to Panorama which we believe will reduce the costs of running the test and further improve its performance. However, we may experience delays or other difficulties in our development efforts, resulting in increased costs and the diversion of management’s attention and resources from other business matters. Any such delays may also lead to challenges in sourcing components of our technology to the extent that such components are updated by the supplier, or otherwise become obsolete, before we complete the development of our updates.

The launch of any new diagnostic tests, including those in the field of cancer diagnostics, requires the completion of certain clinical development and commercialization activities and the expenditure of additional cash resources. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner to complete clinical development for any planned diagnostic test, or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. We cannot assure you that we can successfully complete the clinical development of any other diagnostic test, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Such failures could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary or desired, or launch any of our planned diagnostic tests, including those in the field of cancer diagnostics. Any failure to complete on-going clinical studies for our planned diagnostic tests could have a material adverse effect on our business, operating results or financial condition.

We cannot be certain that:

•

we will be able to develop and validate any test that meets our desired target product profile and with the sensitivity and specificity necessary to address the relevant clinical need or commercial opportunity;

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

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results may fluctuate due to the fact that we recognize costs as they are incurred, but there is typically a delay in the related revenue recognition as we record most revenue only upon receipt of payment. Accordingly, to the extent sales increase, we may experience increased losses unless and until the related revenues are recognized. In addition, as we continue to ramp up our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. As we continue to increase utilization of our cloud-based distribution model by additional laboratory licensees, we may experience decreased revenues or slower revenue growth as the cost per test will be lower than for our laboratory-based model. Fluctuations in quarterly results may adversely impact the value of our common stock. We may also face competitive pricing or reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If we are unable to compete successfully with either existing or future prenatal testing products or other test methods, we may be unable to increase or sustain our revenues or achieve profitability.

We are in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, changing customer preferences, emerging competition, evolving industry standards, and price competition. Our principal competition comes from existing testing methods, technologies and products, including other NIPTs and carrier screening tests offered by our competitors, used by obstetricians and gynecologists, or OB/GYNs, maternal fetal medicine, or MFM, specialists or in vitro fertilization, or IVF, centers. Established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, have been used for many years and are therefore difficult to change or supplement. Moreover, many companies in our markets are offering, or may  offer, products and services that compete with our tests, in some cases at a lower cost than ours. We cannot assure you that research and discoveries by other companies will not render our existing or potential tests uneconomical or result in tests superior to our existing tests and those we develop. We also cannot assure you that any of our existing tests or tests that we develop will be preferred by patients, physicians or payers to any existing or newly developed technologies or tests.

We compete with numerous companies in the genetic diagnostics space. Our competitors in NIPT include Sequenom, Inc., which was recently acquired by Laboratory Corporation of America Holdings, or LabCorp; Illumina, Inc., or Illumina, through its Verinata division; Ariosa, Inc., which was acquired by F. Hoffman La-Roche Ltd in 2014; Counsyl, Inc.; Quest Diagnostics Incorporated, or Quest; Premaitha Health PLC; BGI; Berry Genomics Co., Ltd.; Progenity, Inc., or Progenity; LifeCodexx AG; Synlab International GmbH; and Multiplicom N.V. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc.; Progenity; Quest; Recombine Inc.; NxGen MDx LLC; and GenPath Diagnostics, which is a business unit of OPKO Health, Inc. In addition, our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions. For example, Guardant Health, Inc., Personal Genome Diagnostics, Inc., Foundation Medicine, Inc. and Genomic Health Inc. have already developed and are offering commercially in the United States so-called liquid biopsy tests, which are clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, and which are the type of cancer diagnostic tests that we are seeking to develop; Genomic Health Inc. has also announced plans to commercialize Epic Sciences’ liquid biopsy test in the United States. Many other companies, including much larger companies than ours, have announced that they are developing and seeking to commercialize liquid biopsy tests. Our planned cancer products are in very early stages of research and development, and we expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

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

We have only recently begun to deploy our bioinformatics technology for use by other laboratories by making it available through a cloud-based distribution model. This model relies on clinical laboratories in the United States and around the world taking a license from us under which the laboratory develops and runs its own NIPT based on Panorama or other molecular testing assays based on our technology in its own facilities and then accesses our proprietary algorithms through our cloud-based Constellation software for the analysis of the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it is uncertain how quickly and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance.

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
•

supply constraints, including with respect to the sequencers and reagents that are required by our licensees to implement our technology and that are supplied by Illumina, Inc., one of our main competitors through its Verinata division, and the blood collection tubes that are used for our Panorama test and that are supplied by Streck, Inc., as further described in the risk factors entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers” and “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally”;

•

potential third-party claims that the tests, based on our technology, developed by our licensees violate such third parties’ intellectual property rights in the territories in which our licensees commercialize their tests;

•	disruption of our business and distraction of our employees and management;
•	licensing portions of our proprietary technology to third parties that may not take the same security precautions as we do to protect this information; and
•	an inability to achieve anticipated benefits and costs savings.

We do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume. As of November 1, 2016, we have signed agreements with only 22 licensees under our cloud-based distribution model, and we have only been recognizing revenue under our cloud-based distribution model for NIPT for three full quarters. Only seven of our licensees have commercially launched an NIPT product using Constellation, and one licensee is currently using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. Other licensees for our cloud-based model are in earlier stages of development and still other potential licensees are in the contract negotiation stage. The rate of adoption of our cloud-based distribution model will depend on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using.

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

We utilize our Constellation software to aid in the calculation of test data. Laboratories utilizing our technology will have access to this software in our cloud-based distribution model. We have achieved a CE Mark from the European Commission for our Constellation software as well as for the key reagents that our laboratory licensees need to run their portion of the Panorama test prior to accessing our algorithms through Constellation, which enables us to offer Constellation for Panorama NIPT in the European Union and other countries that accept a CE Mark. It is possible that we will need to obtain regulatory clearance in the United States and elsewhere for our Constellation software in order for it to be used by third parties in the conduct of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status of our Constellation software to make calls of copy number variants, which could be used to support our cloud-based distribution model for NIPT in the United States. The FDA has indicated to us that our Constellation software may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future. The FDA has stated that it will not prevent us from marketing Constellation in the United States while we continue to discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market Constellation during our discussions. The FDA's decision about the appropriate pathway could also be impacted by its plans to regulate laboratory developed tests, or LDTs, which are tests that are designed, developed, validated and used within a single laboratory, as outlined in the October 3, 2014 draft guidance described in the risk factor entitled "Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidance, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls." If necessary, we intend to seek regulatory clearance for our Constellation software; however, we cannot guarantee that we will obtain clearance. If clearance is required and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

If our Constellation software requires regulatory clearance, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance, we may not be permitted to offer Constellation and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our licensees using our cloud-based distribution model in the United States is found not to be an LDT, or that licensee has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the licensee may not be able to market its test, and we would not receive the anticipated revenues from that licensee.

Implementation of our cloud-based distribution model may negatively impact our financial results and results of operations.

Under our cloud-based distribution model, third party laboratories perform the molecular biology analysis in their own laboratories and access our bioinformatics algorithms in the cloud through our Constellation software to analyze their results. Although we receive license fees for use of our bioinformatics technology, because we do not process these tests and perform the molecular biology analysis in our laboratory, we are not able to charge as high an amount per test as when we perform the entire test ourselves, and our revenues per test are therefore lower than the amount we receive when we perform the entire test ourselves. If the lower revenues per test performed under our cloud-based distribution model is not offset by a sufficient increase in volume of tests sold or by the reduction in costs from not performing the entire test, our overall revenues will be lower, and our results of operations may be adversely affected. Additionally, to the extent that any of our laboratory customers for whom we perform our tests entirely in our laboratory transition to our cloud-based distribution model, our revenues from such customers will decrease, which may adversely affect our results of operations.

We may be subject to increased compliance risks as a result of our rapid growth, including our increased growth in and dependence on our direct sales force.

The percentage of our revenues attributable to our U.S. direct sales for the three months ended September 30, 2016 was 81%, up from 76% for the three months ended September 30, 2015. Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force, and in our billing and marketing personnel, which has required us to expand our training and compliance efforts in line with the increase in new personnel in these functions. We have taken and continue to take steps to implement appropriate monitoring of our sales, billing, marketing and other personnel; however, we have in the past experienced, and we cannot assure you that we will not in the future experience, situations in which employees fail to strictly adhere to our policies. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, or may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

As the healthcare reimbursement system in the United States evolves to place greater emphasis on comparative effectiveness and outcomes data, we cannot predict whether we will have sufficient data, or whether the data we have will be presented to the satisfaction of any payers seeking such data in the process of determining coverage for our tests, particularly in the average-risk pregnancy population and for microdeletions screening using our Panorama test, for both of which such data is expected to be of particular interest.

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

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, and our blood collection tubes are sole sourced. For example, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, as well as for our development activities relating to transplant and oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model are also required to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In early 2013, prior to our entering into our agreement with Illumina, Illumina completed its acquisition of Verinata Health Inc., or Verinata, our direct competitor in the NIPT market. We understand Illumina supplies the same or similar sequencers and consumables to Verinata, which is now a division of Illumina. Because of Illumina's acquisition of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under the current supply agreement, including with respect to our ability to compete with Verinata in the marketplace based on test price and in view of economic advantages enjoyed by Verinata associated with the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms, we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing an alternative platform that is satisfactory for our needs or that we can employ in a commercially sustainable way.

In addition, Streck, Inc., or Streck, is the sole supplier of the blood collection tubes included in our Panorama test. All of the licensees under our cloud-based distribution model are also required to use these blood collection tubes to run the tests that they develop based on our technology. The blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we would be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. Furthermore, because our licensees under our cloud-based distribution model are also required to use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners are required to use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

Our failure to maintain a continued supply of components, or a supply that meets quality control requirements, particularly in the case of sole suppliers, would materially and adversely harm our business, financial condition, and results of operations. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts, including efforts to market and commercialize Panorama. In the event of any adverse developments with our sole suppliers, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design our products or, for any products for which we may obtain approval from the FDA, obtain approval from the FDA to use a new supplier. In addition, if we obtain a premarket approval, or PMA, for Panorama, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts, as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests as outlined in the FDA's October 3, 2014 draft guidance, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.” Transitioning to a new supplier from any of our sole suppliers could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs.

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

While we have expanded our U.S. direct sales force to increase our direct sales, a significant element of our commercial strategy remains to establish and leverage relationships with our laboratory partners to sell Panorama and our other products, both in the United States and internationally. Distributing Panorama and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could stop selling our products, reduce their marketing efforts in respect of our products, or otherwise breach their agreements with us. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time consuming and expensive.

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

We are subject to the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent laboratories to sell Panorama and other products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with foreign government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom's Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

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

As of September 30, 2016 and December 31, 2015, we had approximately $49.5 million and $42.1 million, respectively, of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available.

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

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has recently issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the American College of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine, or SMFM, have issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect that, based on the ACMG, ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these average-risk patients. Currently, most third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Some third-party payers do not reimburse for microdeletions screening. While we recently published data on the performance of Panorama for the 22q11.2 deletion syndrome, ACOG and SMFM's advising against screening for microdeletions may continue to have a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses with certain populations, such as for microdeletions, may be considered experimental by third-party payers and, as a result, such payers may decide not to reimburse for such tests. In addition, third-party payers may decide to bundle payment for multiple tests, such as carrier screen tests, like Horizon, that screen for multiple conditions, or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate. Third-party payers may also decide to deny payment or recoup payment for testing that they determine to have been not medically necessary or otherwise against their coverage determinations, and we may be required to refund reimbursements already received. We have dealt with these types of requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is possible that we will continue to do so in the future.

Furthermore, some of our contracts with third-party payers contain so-called most favored nations provisions, pursuant to which we have agreed that we will not bill the third-party payer more than we bill any other third-party payer. We must therefore monitor our billing and claims submissions to ensure that we remain in compliance with these contractual requirements with third-party payers. If we do not successfully manage these most favored nations provisions, we may need to forego revenues from some third-party payers, which would adversely affect our revenues, and we may be subject to claims for recoupment, which could require the time and attention of our management, and may be a distraction from development of our business.

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. Further, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which may cause payers to raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws and our obligations to these payers. However, we have in the past received, and we may in the future receive, inquiries from third-party payers regarding our billing policies and collection practices, and we have addressed these inquiries as and when they have arisen. There is no guarantee that we will always be successful in addressing such concerns, possibly resulting in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, may seek recoupment of amounts previously paid to us, or may bring legal action seeking reimbursement of previous amounts paid, any of which could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Furthermore, if a third-party payer were to be successful in proving such reimbursement was in breach of contract or otherwise contrary to law, we could be required to make a repayment, which could be significant, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

We are aware of policies and practices of our competitors to offer patients a set cap on their out-of-pocket responsibility, waive patient responsibility altogether, and, in some cases, to not send patients a bill at all, all of which we believe is not in accordance with third-party payers' policies and, in some cases, not compliant with the law. In contrast, it is our policy not to offer such caps or waivers and to send bills to patients for services rendered. Because of this discrepancy, our offerings may be perceived as less attractive to patients and their healthcare providers, who are concerned about patients having a large financial responsibility for these products. As a result, we believe that our revenues and results of operations have been adversely affected, and may continue to be so affected to the extent that our competitors continue such practices.

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

Approximately 40% of all births in the United States are to state Medicaid program recipients. Under Medicaid regulations, in order for us to be reimbursed by a state’s Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of November 1, 2016, we are recognized by 39 states as a Medicaid provider. We may not be able to be recognized as a provider by many more Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. In addition, we have faced challenges in obtaining reimbursement even when we are recognized as a Medicaid provider, and we do not receive reimbursement in many of the states in which we are recognized. If Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In some cases, the state Medicaid program’s reimbursement rate for our testing might be zero dollars. In addition, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Many Medicaid programs have entered into agreements with managed care plans to have the managed care plans manage the provision of healthcare to that Medicaid program’s beneficiaries. In order for us to enter into contracts to provide our testing services to beneficiaries who are enrolled with a Medicaid managed care plan, we must be recognized as a Medicaid provider in that state. Thus, not being able to participate in one or more managed Medicaid plans in a given state could have an adverse effect on our revenues.

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

Further, even if we are under contract with a third-party payer, the contract does not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements typically have policies that state they will not reimburse for use of NIPTs in the average-risk pregnancy population or for the screening of microdeletions. In addition, the terms of certain of our agreements require us to seek prior authorization from the third-party payer, require a physician or qualified practitioner’s signature on test requisitions, or put in place other controls and procedures prior to conducting a test. To the extent we or the physicians ordering our tests do not follow these requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled, which has occurred in some cases, which may have an adverse impact on our revenues.

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

In the United States, the American Medical Association, or AMA, generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. A CPT code specific to NIPT for aneuploidies came into effect in January 2015. Additionally, CMS adopted a new code set for diagnosis, commonly known as ICD-10, in October 2015. The AMA issued a CPT code for microdeletions in March 2016, which is scheduled to go into effect in January 2017; however, we anticipate that this new code could, in the near term, cause our microdeletions reimbursement to decline, either due to reduced reimbursement, or third-party payers declining to reimburse, under the new code. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes that, based on the guidance of outside legal and coding experts, are determined to be the most appropriate for our testing, but there is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. We accordingly cannot guarantee that our current or any future tests will have a CPT code assigned. In addition, there can be no guarantee that governmental and commercial third-party payers will establish positive coverage policies for our tests or adequate reimbursement rates for any CPT code we may use.

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

In the meantime, the FDA could require us to seek clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket review or approval is required, or if we voluntarily pursue FDA review or approval, for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory 510(k) clearance or PMA process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification or filing a PMA application with the FDA. Performance achieved in published studies may not be repeated in later studies that would be required to obtain either FDA premarket clearance or approval. Limited results from earlier-stage verification studies, beyond the validation and other studies we have already performed for each of our products, may not accurately predict results from studies of larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization. In addition, we may require cooperation in our filings for FDA approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve desired regulatory clearances or approvals, or may be delayed or be required to expend additional costs and other resources in doing so. We may face difficulty obtaining cooperation from our main sequencer and sequencing reagent supplier, Illumina, if we seek to achieve regulatory clearance or approval for Panorama, because Illumina is the parent company of Verinata, Inc., a direct competitor of ours in the NIPT field. Furthermore, if FDA premarket review or approval is required, our cash flows may be adversely affected, as most third party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

We have informed the FDA of our intent to actively pursue a PMA for Panorama. We cannot assure you that Panorama or any of our other tests for which we pursue or are required to obtain premarket review by the FDA will be cleared or approved on a timely basis, if at all. In addition, if a test has been approved through a PMA, certain changes that we may make to improve the test, or as a result of issues with suppliers of the components of the test or if a supplier modifies its component upon which our approval relies, may need to be approved by the FDA before we can implement them, which could increase the time and expense involved in rolling such changes out to the commercial market. Ongoing compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements, any of which may adversely impact our business and results of operations.

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

Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally.

An important part of our business strategy is to expand and offer our tests internationally, either directly or through our licensees. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. For example, our tests may be subject to the regulatory approval requirements for each foreign country in which they are sold by us or a laboratory partner or licensee under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. In addition, as further described in the risk factor entitled “Risks Related to Our Business and Industry—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” blood collection tubes sourced solely from Streck are required to run our tests. These blood collection tubes are CE Marked by the European Commission; however, if such blood collection tubes are not registered in jurisdictions that do not accept a CE Mark, we may be unable to expand our business in such jurisdictions.

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. We or our partners or licensees may not be able to obtain foreign regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in foreign countries.

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

CMS adopted a new code set for diagnosis, commonly known as ICD-10, which significantly expands the code set for diagnoses. As required, we implemented the new code set on October 1, 2015. Any failure of third-party payers or health care practitioners to properly transition to the use of ICD-10 codes within the required timeframe could have an adverse impact on reimbursement, days’ sales outstanding and cash collections. In addition, health care practitioners may fail to provide appropriate codes for ordered tests leading to delays in billing, which could result in increased costs and decreased collection of payment. As a result, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. For further discussion regarding code sets, see “—Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.”

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

Moreover, some states require that we hold licenses to test samples from patients in those states. We have obtained licenses from states that we believe require us to do so, and we intend to comply with similar requirements that we may become aware of for any other states. However, we cannot assure you that the regulators in each of the states will at all times find us to be in compliance with the applicable laws of their respective state, which may result in suspension, limitation, revocation or annulment of our laboratory’s license for that state, censure, or civil monetary penalties, and would result in our inability to test samples from patients in that state.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacts the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expands current health care fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including required disclosures of financial arrangements with physician customers, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA also created a new system of health insurance "exchanges," designed to make health insurance policies available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain "essential health benefits" are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we cannot predict at this time whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. There have been a number of proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA; and although the Supreme Court has upheld the constitutionality of certain provisions of the PPACA that have been challenged, the newly-elected United States President and Congress have indicated a desire to make changes to or eliminate the entirety of the PPACA. Because it is unclear whether or not, or how, the PPACA may change, and whether and to what extent NIPT may be affected, we are uncertain how our business may be impacted.

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

•	the federal False Claims Act which prohibits, among other things, the presentation of false or fraudulent claims for payment from Medicare, Medicaid, or other government-funded third-party payers;
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

•	the prohibition on reassignment by the program beneficiary of Medicare claims to any party; and
•

state law equivalents of the above U.S. federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

In addition, laws and regulations of the European Union, as well as other countries, protect the use and disclosure of personal information. In particular, the data protection laws in the European Union are generally more stringent and apply to a broader range of personal data than those in the United States, and impose various requirements on U.S.-based companies, such as ours, relating to collecting, receiving, processing and storing personal data from the European Union. As we continue to expand and grow our business, compliance with these laws and regulations may result in increased costs, and failure to comply may result in significant fines, penalties and damage to our reputation.

Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.

Many of the sequencers, reagents, kits and other consumable products used to perform our prenatal testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. ASRs consist of single reagents or primer pairs, which are intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. As medical devices, ASRs must comply with the QSR provisions and other device requirements, but most are exempt from the 510(k) and PMA premarket review processes. Products that are intended for research use only and are labeled as RUO are exempt from compliance with the FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has said it will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. The FDA could disagree with a supplier's assessment that the supplier’s products are ASRs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, including requiring the supplier to seek clearance or approval for the products. The supplier may cease selling the products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select

Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. Our management and other personnel have limited experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act. We hired, and we expect that we will need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. Also, as a public company it is more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

As of September 30, 2016, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 46.3% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATERA, INC.

Date: November 10, 2016	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Herm Rosenman
	Name:	Herm Rosenman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
10.1	First Amendment to Lease, dated October 6, 2016, by and between Registrant and BMR-201 Industrial Road LP.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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