Form 10-Q
period 2017-03-31
Natera, Inc.
filed 2017-05-10
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 52,882,463.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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

•	our expectations of the reliability, accuracy, and performance of Panorama, as well as expectations of the benefits to patients, providers, and payers of Panorama;
•	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests, including in the field of cancer diagnostics;
•	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
•	competition in the markets we serve;
•	our ability to successfully commercialize our cloud-based distribution model;
•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•	our ability to operate our laboratory facility and meet expected demand;
•

our reliance on a limited number of suppliers, including sole source suppliers, which may impact our availability to maintain a continued supply of laboratory instruments and materials and to run our tests;

•	our expectations of the rate of adoption of Panorama and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
•	our ability to complete clinical studies and publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests;
•	our ability to successfully commercialize our Evercord cord blood and tissue banking service offering;
•	our reliance on our partners to market and offer Panorama in the United States and in international markets;
•	our estimates regarding our costs and risks associated with our international operations and international expansion;
•	our ability to retain and recruit key personnel;
•	our reliance on our direct sales efforts;

•	our expectations regarding acquisitions and strategic operations;
•	our ability to fund our working capital requirements;
•	our compliance with federal, state, and foreign regulatory requirements;
•	the factors that may impact our financial results; and
•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$9,086	$15,256
Restricted cash, current portion	775	1,092
Short-term investments	106,692	130,860
Accounts receivable, net of allowance of $1,789 in 2017 and $1,890 in 2016	7,478	13,396
Inventory	8,223	6,414
Prepaid expenses and other current assets	7,907	7,097
Total current assets	140,161	174,115
Property and equipment, net	31,752	32,289
Restricted cash, long term portion	342	342
Other assets	3,769	3,934
Total assets	$176,024	$210,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,610	$11,479
Accrued compensation	9,328	11,067
Other accrued liabilities	23,928	19,879
Deferred revenue	592	574
Short-term debt financing	49,807	49,624
Warrants	2,750	3,792
Total current liabilities	93,015	96,415

Deferred rent, net of current portion	9,337	7,789
Total liabilities	102,352	104,204

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2017 and December 31, 2016, respectively; 52,808 and 52,665 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	5
Additional paid in capital	456,000	453,044
Accumulated deficit	(381,809)	(345,848)
Accumulated other comprehensive loss	(525)	(725)
Total stockholders’ equity	73,672	106,476
Total liabilities and stockholders’ equity	$176,024	$210,680

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (In thousands, except per share data)

	Three months ended
	March 31,
	2017	2016
Revenues
Product revenues	$45,913	$61,136
Licensing and other revenues	988	766
Total revenues	46,901	61,902
Cost and expenses
Cost of product revenues	33,088	32,340
Cost of licensing and other revenues	612	—
Research and development	12,650	8,759
Selling, general and administrative	37,582	30,408
Total cost and expenses	83,932	71,507
Loss from operations	(37,031)	(9,605)
Interest expense	(183)	(115)
Interest and other income	1,300	1,035
Loss before income taxes	(35,914)	(8,685)
Income tax expense	(47)	—
Net loss	$(35,961)	$(8,685)
Unrealized gain on available-for-sale securities, net of tax	200	1,811
Comprehensive loss	$(35,761)	$(6,874)

Net loss per share (Note 11):
Basic	$(0.68)	$(0.17)
Diluted	$(0.70)	$(0.17)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	52,758	50,439
Diluted	53,043	50,439

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

 (In thousands)

	Three months ended
	March 31,
	2017	2016
Operating activities
Net loss	$(35,961)	$(8,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,758	1,194
Stock-based compensation	2,543	2,396
Premium amortization and discount accretion on investment securities	269	364
Inventory excess adjustments	145	—
Loss on disposal of property and equipment	12	—
Impairment of assets	576	20
Non-cash interest accrual	184	—
Gain on investments	40	(84)
Gain from changes in fair value of warrants	(1,042)	(510)
Provision for doubtful accounts	(101)	234
Changes in operating assets and liabilities:
Accounts receivable	6,019	(478)
Inventory	(1,954)	1,404
Prepaid expenses and other current assets	(810)	1,410
Restricted cash	317	(79)
Other assets	165	(561)
Accounts payable	(1,902)	1,825
Accrued compensation	(1,739)	347
Other accrued liabilities	5,612	1,603
Deferred revenue	18	71
Deferred rent, net of current portion	1,548	—
Net cash (used in) provided by operating activities	(24,303)	471

Investing activities
Purchases of investments	(3,995)	(14,079)
Proceeds from sale of investments	25,053	10,599
Proceeds from maturity of investments	3,000	10,000
Proceeds from sale of property and equipment	—	225
Purchases of property and equipment, net	(6,338)	(3,484)
Net cash provided by investing activities	17,720	3,261

Financing activities
Proceeds from exercise of stock options	413	1,306
Net cash provided by financing activities	413	1,306

Net (decrease) increase in cash	(6,170)	5,038
Cash at beginning of period	15,256	28,947
Cash at end of period	$9,086	$33,985

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the "Company") was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company’s mission is to change the management of genetic disease worldwide. The Company operates a laboratory certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of preconception and prenatal genetic testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company has only one segment, which is the discovery, development and commercialization of genetic testing services, and it has a subsidiary that operates in the state of Texas.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Need to Raise Additional Capital

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the three months ended March 31, 2017, the Company had a net loss of $36.0 million, and as of March 31, 2017, it had an accumulated deficit of $381.9 million. At March 31, 2017, the Company had $9.1 million in cash and cash equivalents, $106.7 million in marketable securities, and $49.8 million of outstanding debt with accrued interest. While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 9, 2017.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, accrued liability for potential refund requests, stock-based compensation, the fair value of common stock and warrants, as well as income tax uncertainties. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and the Company currently carries its warrants at fair value according to the fair value measurement guidance.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market deposits with financial institutions.

Restricted Cash

The Company discloses both short-term and long-term restricted cash. Short-term restricted cash consists of $0.8 million, which is a letter of credit for the previous sublease of the First Space (defined in Note 6) that expired in October 2016, however, the associated restriction has not been released as of March 31, 2017. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

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

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended March 31, 2017 and 2016, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2017, there were no customers with an outstanding balance exceeding 10% of net accounts receivable, and as of December 31, 2016, one customer, Bio-Reference, had an outstanding balance of approximately 52% of net accounts receivable, which was collected in full by the Company in February 2017.

Revenue Recognition

The Company generally bills an insurance carrier, a clinic or a patient for tests it sells upon delivery of the test result. The Company also bills patients directly for out-of-pocket costs not covered by their insurance carriers representing co-pays and deductibles in accordance with their insurance carrier and health plans. For tests performed, where an agreed upon reimbursement rate or fixed fee and a predictable history or likelihood of collections exists, the Company recognizes revenues upon delivery of the test report to the prescribing physician based on the established billing rate less other adjustments such as reserves for retractions and refunds to arrive at the amount that the Company expects to collect. In all other situations, as the Company does not have a sufficient history of collection and is not able to determine collectability, the Company recognizes revenues when cash is received. The Company may not get reimbursed for tests completed if the tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier. From time to time, the Company receives requests for refunds of payments previously made by insurance carriers. The Company has established an accrued liability for potential refund requests based on its experience, which is accounted for as reductions in revenues in the statement of operations and comprehensive loss.

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

The Company recognizes revenue from its cloud-based distribution service offering, Constellation. The Company grants its licensees licenses to use the Company’s proprietary intellectual properties and the cloud-based Company’s software and provides other services to support the use of the Company's proprietary technology with its licensees. The Company’s proprietary software is used in connection with the analysis of DNA sequence data in a manner yielding a result indicating the likely presence or absence of full or partial chromosomal abnormalities. The licensees do not have the right to possess the Company’s software, but rather receive the software as a service. The revenues are recognized on an accrual basis (assuming all revenue recognition criteria are met) under the terms of the related agreements and are included in licensing and other revenues in the statements of operations and comprehensive loss.

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

Warrants

The Company accounts for warrants to purchase shares of its common stock as a liability at fair value on the balance sheet date because the Company may be obligated to redeem these warrants at some point in the future. The warrants are subject to re-measurement at each balance sheet date, with changes in fair value of the warrants recognized as a gain or loss in interest and other income in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until such time that the warrants are converted or expire.

Capitalized Software Held for Internal Use

The Company capitalizes costs of software purchased for internal use during the application development stage of a project and amortizes those costs over their estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.8 million and $1.3 million as of March 31, 2017 and December 31, 2016, respectively. Amortized expense for amounts previously capitalized for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	March 31,
	2016	Increase	Adjustment	2017
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(725)	$160	$40	$(525)
Total accumulated other comprehensive (loss) income, net of tax	$(725)	$160	$40	$(525)

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for potential dilutive shares. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of potential dilutive shares outstanding for the period, determined using the if-converted method. For purposes of the diluted net loss per share calculation, outstanding common stock options, RSUs, unvested shares subject to repurchase, and warrants are considered potential dilutive shares but are excluded from this calculation as the result becomes anti-dilutive, unless the consideration of any one of them gives a dilutive effect.

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

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company then compares the carrying amount of the long-lived assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. See Note 5 for more detail regarding assets impairment.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method (“RIM”). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). The Company adopted ASU 2015-11 in the first quarter of 2017, and the adoption did not have a material impact on its financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. The Company adopted ASU 2015-17 prospectively in the first quarter of 2017, which did not result in a material impact on its financial statements as a full valuation allowance has been reserved against the deferred tax assets and liabilities on the Company’s balance sheet as of March 31, 2017.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance requires any excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) associated with vested or settled share-based awards to be recognized in the income statement rather than additional paid-in capital, which is to be applied prospectively. Further, windfalls will be required to be presented as an operating activity rather than as an outflow from operating activity and an inflow to financing activity, as required by the existing guidance. The Company adopted this new presentation guidance prospectively in the first quarter of 2017, which did not result in a material impact to its financial statements as a full valuation allowance has been reserved against the deferred tax assets and liabilities due to significant losses incurred since the Company’s inception. Therefore, there is no cumulative-effect adjustment required upon adoption of this new guidance. In addition, ASU 2016-09 allows entities to withhold tax equivalent shares up to the employees’ maximum individual tax rate in the relevant jurisdiction without having to account for the award as a liability-based award, and this guidance is to be applied using the modified retrospective approach, with a cumulative-effect adjustment to opening retained earnings. This new guidance is not applicable to the Company as it does not have a practice of withholding shares nor offering net-share settlement, and the Company does not withhold taxes exceeding its minimum statutory tax rate. ASU 2016-09 also permits forfeitures to be either estimated, as required by the existing guidance, or recognized when they occur. The change in the accounting for forfeitures is required to be applied using a modified retrospective approach, with a cumulative-effect adjustment to opening retained earnings. Upon adoption of this new guidance in the first quarter of 2017, the Company made an accounting policy election to continue estimating forfeitures as required by the existing guidance, which did not result in a cumulative-effect adjustment.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”) to provide guidance on revenue recognition. To date, the Company’s revenues have been derived primarily from contracts with insurance carriers, patients, clinics and licensing arrangements. Approximately 83% of the Company’s revenues are recognized on cash basis, and based on the Company’s preliminary assessment, this portion of revenues may be recognized at an earlier date than in the period of actual cash receipt. Consideration is received from either patients, clinics, or insurance carriers and/or any combination of the three, and licensees. Some of these arrangements, whether sell-in or sell-through, have similar characteristics and are being evaluated collectively as a portfolio under the five-step process prescribed by the new revenue standard. Currently, the Company has begun to perform preliminary analysis on its contracts with in-network and out-of-network insurance carriers, and estimates that the impact would be material upon adoption of ASU 2014-09. This new guidance will be effective for the Company in the first quarter of 2018, with early adoption permitted starting the first quarter of 2017. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or using the modified retrospective approach, which requires a cumulative-effect adjustment to be recorded in the opening balance of retained earnings only in the most current period presented. The Company has not yet determined which method will be used upon adoption, and will plan on adopting the new guidance in the first quarter of 2018.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company expects that the adoption of ASU 2016-02 will increase its lease assets and correspondingly increase its lease liabilities in its financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The purpose of ASU 2016-15 is to limit diversity in the classification of certain transactions in the statement of cash flows. Such transactions include (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon bonds, (3) contingent consideration payments made after a business combination, (4) proceeds from insurance claims settlement, (5) proceeds from settlement of life insurance policies, and (6) distributions of equity method investments. ASU 2016-15 will be effective for the Company in the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting ASU 2016-15 on its financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-08”), Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The Purpose of ASU 2016-18 is to eliminate the diversity in classifying and presenting changes in restricted cash in the statement of cash flows. The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows, thereby no longer requiring transactions such as transfers between restricted and unrestricted cash to be treated as a cash flow activity. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The new guidance will be effective for the Company in the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2017				December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$520	$—	$—	$520	$10,777	$—	$—	$10,777
U.S. Treasury securities	40,405	—	—	40,405	57,442	—	—	57,442
U.S. agency securities	—	50,008	—	50,008	—	56,114	—	56,114
Municipal securities	—	16,279	—	16,279	—	17,304	—	17,304
Total financial assets	$40,925	$66,287	$—	$107,212	$68,219	$73,418	$—	$141,637

Current Liabilities:
Warrants	$—	$—	$2,750	$2,750	$—	$—	$3,792	$3,792
Total financial liabilities	$—	$—	$2,750	$2,750	$—	$—	$3,792	$3,792

During the three months ended March 31, 2017, the Company did not make any transfers between Level I and Level II assets.

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

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the three months ended March 31, 2017:

Warrants
(in thousands)
Balance at December 31, 2016	$3,792
Change in fair value	(1,042)
Balance at March 31, 2017	$2,750

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based on inputs from a Black-Scholes option-pricing model, with the expected term of 6.0 years, risk-free interest rate of 2.08%, and market volatility of 62.0% that was determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

4. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments effective September 2015. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$520	$—	$—	$520	$10,777	$—	$—	$10,777
U.S. Treasury securities	40,751	—	(346)	40,405	57,846	—	(404)	57,442
U.S. agency securities	50,160	—	(152)	50,008	56,261	—	(147)	56,114
Municipal securities	16,306	5	(32)	16,279	17,478	—	(174)	17,304
Total	$107,737	$5	$(530)	$107,212	$142,362	$—	$(725)	$141,637

Classified as:
Cash equivalents				$520				$10,777
Short-term investments				106,692				130,860
Total				$107,212				$141,637

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2017, the Company had immaterial realized gains and losses. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of March 31, 2017, the Company has 21 investments in an unrealized loss position in its portfolio. The Company earned interest income of $0.3 million during the three months ended March 31, 2017. The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2017:

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$39,169	$39,100
Greater than one year but less than five years	68,048	67,592
Total	$107,217	$106,692

5. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2017	2016
		(in thousands)
Machinery and equipment	3-5 years	$30,141	$27,303
Furniture and fixtures	3 years	1,143	1,087
Computer equipment	3 years	3,249	861
Capitalized software held for internal use	3 years	2,898	2,172
Leasehold improvements	Lesser of useful life or lease term	10,583	10,444
Construction-in-process		5,394	9,759
		53,408	51,626
Less: Accumulated depreciation and amortization		(21,656)	(19,337)
Total Property and Equipment, net		$31,752	$32,289

During the three months ended March 31, 2017, the Company recorded an asset impairment charge of $0.6 million in cost of product revenues in the statements of operations and comprehensive loss. This charge was recorded following an impairment analysis completed in the fourth quarter of 2016 on certain sequencing and automation equipment whose service lives were determined to be significantly shorter than initially expected. Those equipment were completely phased out in January 2017 as the Company began its transition to the next generation of sequencing and automation equipment to help streamline its production workflows.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company agreed to pay total consideration of $3.2 million. The total consideration was paid in the third quarter of 2016. As of March 31, 2017 and December 31, 2016, $2.4 million and $2.6 million of deferred costs were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement and for the three months ended March 31, 2017, the Company amortized $0.2 million of such costs, which was recorded as a reduction of product revenue in the statements of operations and comprehensive loss.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Accrued paid time off	$1,853	$1,892
Accrued commissions	4,112	3,868
Accrued bonuses	903	2,387
Other accrued compensation	2,460	2,920
Total accrued compensation	$9,328	$11,067

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Reserves for refunds to insurance carriers	$8,874	$7,535
Testing and laboratory materials from suppliers	6,542	3,804
Other accrued expenses	3,325	4,521
Marketing and corporate affairs	1,381	202
Legal, audit and consulting fees	1,031	180
Accrued shipping charges	756	467
Sales tax payable	571	459
Accrued specimen service fees	565	469
Accrued rent	505	195
Clinical trials and studies	322	388
Leasehold improvement projects in progress	56	1,659
Total other accrued liabilities	$23,928	$19,879

6. Commitments and Contingencies

Operating Leases

As of March 31, 2017, the Company leases office facilities under non‑cancelable operating lease agreements. The Company currently occupies approximately 104,000 square feet of laboratory and office space at its San Carlos, California corporate headquarters pursuant to a lease that it directly entered into with its landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $309,372 per month. The Second Space covers approximately 16,000 square feet at a base rent of $60,730 per month. The Company paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately eighty-four months and expires in October 2023.

The Company terminated the previous sublease of the First Space (as described above), which was then separated into two subleases with two separate lessors. One sublease covered approximately 61,000 square feet beginning January 2013, which was secured by a $0.8 million letter of credit in favor of the lessor (as described in Note 2 under Restricted Cash) and terminated in October 2016. The other sublease covered approximately 27,000 square feet beginning March 2014, which was secured by a $0.3 million letter of credit in favor of the lessor and terminated in January 2017. As of January 31, 2017, the $0.3 million letter of credit expired, and its associated restricted cash balance was released. A new lease of approximately 104,000 square feet was negotiated by the Company and began in October 2016 (as described above), which consolidated the First Space and provided the Second Space (as described above) to accommodate the its growth and support its operations in California at one location.

In October 2016, the Company entered into a sublease for additional office space that covers approximately 13,000 square feet to accommodate its sales and marketing team. The lease term of the additional space began in November 2016 and carried a monthly base rent of $49,140, subject to an annual increase of 3%, with a security deposit of $0.1 million. The term of this sublease is approximately twenty-eight months, with the expiration date in February 2019.

In October 2015, the Company’s subsidiary entered into a one-year lease agreement for temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month-to-month basis following the twelfth month. The terms of the lease include a $12,900 security deposit.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term was 132 months beginning in December 2015 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the landlord has allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of March 31, 2017, a total of $6.0 million of the allowance has been reimbursed by the landlord.

The future annual minimum lease payments under all non-cancelable operating leases as of March 31, 2017 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2017 (remaining 9 months)	$5,051
2018	7,343
2019	7,025
2020	7,106
2021	7,297
2022 and thereafter	20,991
Total future minimum lease payments	$54,813

Rent expense for the three months ended March 31, 2017 and 2016 was $1.7 million and $1.3 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo, against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded back to the San Mateo Superior Court. The Company has appealed the remand and discovery has been stayed, or held, pending the appeal. The Company has also filed a demurrer, or a request for dismissal as a matter of law, in the Superior Court, which has not yet been heard. The Company intends to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. In light of, among other things, the early stage of these actions, the Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On March 4, 2016, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Diego, by a patient alleging that Natera failed to perform a carrier screening test that was ordered. The complaint seeks compensatory damages. This matter is in the discovery stage. The Company intends to vigorously defend against the claims in this lawsuit, and assert any counterclaims that may be available to it. The Company cannot provide any assurance as to the ultimate outcome or that an adverse resolution of this lawsuit would not have a material adverse effect on its financial condition and results of operations. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On December 12, 2015, the Company received a civil investigative demand from the United States Department of Justice in connection with what it understands to be a qui tam action related to the billing of some of its testing, brought by a former employee. The Company has produced documents in response to the demand. An adverse ruling in this proceeding could require the Company to pay treble damages, civil penalties, and attorneys’ fees, costs and expenses, which could materially and adversely affect its business, financial condition and results of operations. The Company has only received a civil investigative demand and has not been served with a complaint; accordingly, the Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On December 9, 2016, the Company filed a lawsuit against Bio-Reference Laboratories, Inc. (“Bio-Reference”) in the U.S. District Court for the Southern District of New York alleging that Bio-Reference breached a licensing and joint development agreement (the “Licensing Agreement”) between Bio-Reference and Natera, misappropriated trade secrets, and converted confidential information. The Company also filed a motion for a temporary restraining order and preliminary injunction enjoining Bio-Reference from launching a nationwide marketing campaign of its product in violation of the Licensing Agreement. On December 10, 2016, the Company’s motion for a temporary restraining order was denied, and the Court ordered both parties to submit proposed hearing dates with respect to the Company’s motion for a preliminary injunction. The Company and Bio-Reference resolved the matter in February 2017.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in the Company’s Certificate of Incorporation and its Bylaws, the Company indemnifies its directors, executive officers, other officers, employees and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company has insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes any obligations under this indemnification would not be material, other than an initial $1.5 million for securities related claims and $0.3 million for commercial general liability claims. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

Third-Party Payer Reimbursement Audits

In March 2017, a third-party payer alleged that it had overpaid the Company, and demanded recoupment of the alleged overpayments. The Company disagrees with the contentions.

Contractual Commitments

As of March 31, 2017, the Company has non-cancelable contractual commitments with a supplier for approximately $5.2 million and other material supplier commitments for approximately $4.1 million for inventory material used in the laboratory testing process.

As of March 31, 2017, the Company has a non-cancelable license agreement with a vendor for approximately $2.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

As of March 31, 2017, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $5.6 million. This represents binding and remaining commitments with the vendor through December 31, 2021.

The Company amended one of its existing agreements with one of its vendors to revise its minimum purchase commitments of gene sequencing tests in exchange for certain additional rights under the agreement. As of March 31, 2017, the Company has a contractual commitment to purchase $8.1 million of gene sequencing tests from this vendor through December 31, 2018.

7. Stock‑Based Compensation

2007 and 2015 Stock Plans

In January 2007, the Board of Directors (the “Board”) adopted, and the Company’s stockholders approved, the Company’s 2007 Stock Plan (the “2007 Plan”), which was amended and restated on March 25, 2010 and amended on April 16, 2015. Pursuant to the 2007 Plan, stock options may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or non-statutory stock options. Under the amended and restated 2007 Plan, the Company had reserved 15,999,289 shares of its common stock for issuance through March 31, 2016. The 2007 Plan was terminated in July 2015; however, the terms of the 2007 Plan will continue to govern any outstanding awards thereunder.

In June 2015, the Board adopted, and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which, by its terms, took effect as of the Company’s initial public offering on July 2, 2015. The Company reserved 3,451,495 shares of its common stock for issuance under the 2015 Plan; in addition, the Board and stockholders authorized the reservation of up to 9,890,310 shares of common stock to cover shares reserved but unissued under the 2007 Plan and shares subject to outstanding awards under the 2007 Plan that expire or lapse unexercised or shares issued under the 2007 Plan that are subsequently reacquired by the Company.

Employee Stock Purchase Plan

In the second quarter of 2015, shareholders approved the 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s initial public offering on July 2, 2015. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 5,000 shares of stock during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate that exceeds $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time. The Company has made 893,548 shares available for issuance under the Plan, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Board.

The first offering period of fiscal year 2016 started on December 15, 2015 and ended on April 30, 2016, and 116,215 shares were purchased at the end of this offering period for total proceeds of $1.0 million. The second offering period started on May 1, 2016 and ended on October 31, 2016, and 224,637 shares were purchased at the end of this offering period for total proceeds of $1.6 million. The first offering period of fiscal year 2017 started on November 1, 2016, and no shares have been purchased in this offering period as of March 31, 2017.

Stock Options

The following table summarizes option activity for the three months ended March 31, 2017:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2016	4,115	9,043	$5.72	7.55	$55,396
Additional shares authorized	2,107	—
Options granted	(146)	146	$9.37
Options exercised	—	(128)	$3.23
Options forfeited/cancelled	287	(287)	$10.26
Balance at March 31, 2017	6,363	8,774	$5.67	7.23	$33,558
Exercisable at March 31, 2017		4,919	$3.17	6.13	$29,209
Vested and expected to vest at March 31, 2017		8,398	$5.53	7.17	$33,134

Restricted Stock Awards

In February 2016, the Company granted 24,540 fully vested shares to a non-employee service provider.

Restricted Stock Units

Starting April 2016, the Company began granting RSUs to its employees from the 2015 Plan. The following table summarizes restricted stock unit activity for the three months ended March 31, 2017:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2016	159	$9.80
Granted	5	$9.37
Vested	(15)	$9.59
Canceled/forfeited	(11)	$9.69
Balance at March 31, 2017	138	$9.82

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017			2016
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$143	$(12)	$131	$158	$(25)	$133
Research and development	650	—	650	606	(1)	605
Selling, general and administrative	1,764	(2)	1,762	1,461	197	1,658
Total	$2,557	$(14)	$2,543	$2,225	$171	$2,396

As of March 31, 2017, approximately $16.5 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 2.7 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended March 31,
	2017	2016
Expected term	5.1	5.1	—	5.2
Expected volatility	62.7%	70.6%	—	71.0%
Expected dividend rate	0%			0%
Risk-free interest rate	1.91%	1.25%	—	1.51%

Valuation of Stock Option Grants to Non-Employees

As of March 31, 2017, total options outstanding include 141,046 shares of option awards that were granted to non-employees, of which 8,693 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Three months ended March 31,
	2017	2016
Expected term	2.7	3.2
Expected volatility	51.7%	72.6%
Expected dividend rate	0%	0%
Risk-free interest rate	1.42%	0.90%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. For granted “at-the-money” stock options, the Company estimated the expected term by using the simplified method up until December 31, 2015, which involved calculating the average of the time-to-vesting and the total contractual life of the options. Starting January 1, 2016, the Company uses a different approach by calculating the average of—(1) its employees’ historical stock options exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. For stock options that are not granted “at-the-money,” the Company uses the binomial lattice model to calculate the expected term.

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

8. Debt

Credit Line Agreement

In September 2015, the Company entered into the Credit Line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. In October 2015, the Company borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS Acquisition Offshore, LP. The Credit Line bears interest at 30-day LIBOR plus 0.65%. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line Obligations and terminate the Credit Line, in its discretion and without cause, at any time.

In November 2015, the Company borrowed an additional $10.0 million from the Credit Line to provide working capital, which increased the total principal amount outstanding to $42.0 million. In June 2016, the Company borrowed an additional $8.0 million and repaid $1.0 million on the Credit Line, thereby increasing the total principal amount outstanding to $49.0 million, with accrued interest of $0.6 million as of December 31, 2016. As of March 31, 2017, additional interest of $0.2 was accrued, and the total principal amount outstanding with accrued interest was $49.8 million.

9. Warrants

In April 2014, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share. The warrants were granted to ROS Acquisition Offshore LP in connection with the Company’s senior secured term loan and expire on April 18, 2023. It was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. As of March 31, 2017, these warrants remain exercisable for common stock.

10. Income Taxes

The Company provides testing to clinics that are based in a foreign country, which attributed to a foreign income tax expense of $47,000 for the three months ended March 31, 2017. The Company did not record any income tax expense for the three months ended March 31, 2016. During these periods, the Company’s activities were primarily limited to U.S. federal and state tax jurisdictions. The federal and state effective tax rate is approximately 37% before research and development credits and permanent adjustments related to stock-based compensation and change in the fair value of warrants.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subjected to a valuation allowance as of March 31, 2017. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $4.8 million and $4.3 million in unrecognized tax benefits at March 31, 2017 and December 31, 2016, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2017, there were no accrued interest and penalties related to uncertain tax positions.

11. Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding shares subject to repurchase and without consideration of potentially dilutive securities. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period. For purposes of this computation, outstanding common stock options, restricted stock units, unvested common shares subject to repurchase and warrants are considered to be common share equivalents. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect.

For the three months ended March 31, 2017, the Company reversed the remeasurement gain on the change in the fair value of warrants from its net loss and included the incremental shares from the assumed exercise of the warrants in the computation of its weighted-average shares outstanding as they gave a dilutive effect to the loss per share in the period. Other potentially dilutive common share equivalents such as outstanding common stock options, restricted stock and unvested common shares subject to repurchase were not included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such potentially dilutive common share equivalents are excluded when the effect would be to reduce the net loss per share.

The following table provides the basic and diluted net loss per share computations for the three months ended March 31, 2017 and 2016.

	Three months ended
	March 31,
(in thousands, except per share data)	2017	2016

Numerator:
Net loss used to compute net loss per share, basic	$(35,961)	$(8,685)

Less: Remeasurement gain on warrant liability	(1,042)	—
Net loss used to compute net loss per share, diluted	$(37,003)	(8,685)

Denominator:
Weighted-average shares outstanding	52,758	50,803
Less: weighted-average unvested shares subject to repurchase	—	(364)
Weighted-average number of shares used in computing net loss per share, basic	52,758	50,439
Add: incremental shares from assumed exercise of warrants	285	—
Weighted-average number of shares used in computing net loss per share, diluted	53,043	50,439

Net loss per share, basic	$(0.68)	$(0.17)
Net loss per share, diluted	$(0.70)	$(0.17)

The following table shows the potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2017 and 2016:

	March 31,
	2017	2016
	(in thousands)
Options to purchase common stock	8,774	8,395
Warrants to purchase common stock	—	377
Restricted stock units	138	—
Employee stock purchase plan	207	—
	9,119	8,772

12. Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Three months ended
	March 31,
(in thousands)	2017	2016

United States	$41,344	$56,021
Americas, excluding U.S.	700	579
Europe, Middle East, India, Africa	3,216	3,643
Other	1,641	1,659
Total	$46,901	$61,902

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best in class accuracy and coverage. In addition to our direct sales force in the United States, we have a global network of over 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology by introducing a global cloud-based distribution model. We have launched seven molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We also launched our Constellation software platform in May 2015. During the year ended December 31, 2016, we processed greater than 447,000 tests, comprised of approximately 430,000 tests accessioned in our laboratory and 17,000 tests processed through our Constellation software platform, or Constellation units. During the three months ended March 31, 2017, we processed greater than 121,000 tests, comprised of greater than 114,000 tests accessioned in our laboratory and 6,300 Constellation units. Over 331,000 Panorama tests were accessioned during the year ended December 31, 2016, and over 84,000 Panorama tests were accessioned during the three months ended March 31, 2017. Our revenues have grown from $4.3 million in 2010 to $217.1 million in the year ended December 31, 2016. Our revenues declined to $46.9 million in the three months ended March 31, 2017 from $61.9 million in the same period of the prior year.

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

In the three months ended March 31, 2017 and year ended December 31, 2016, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our Horizon Carrier Screening testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices. We market and sell our tests both through our sales force and those of our laboratory partners. We bill clinics, laboratory partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory and distribution partners, our partners in turn bill clinics, patients and insurance payers. Insurers reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the payers with positive NIPT coverage determinations include UnitedHealthCare, AETNA, Anthem, Humana and CIGNA. As of March 31, 2017, we have in-network contracts with insurance providers that account for over 195 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory partners, and the number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. We processed greater than 121,000 tests during the three months ended March 31, 2017, comprised of greater than 114,000 tests accessioned and 6,300 Constellation units, compared to greater than 108,000 tests processed during the three months ended March 31, 2016, comprised of greater than 105,000 tests accessioned and 3,800 Constellation units. This increase in volume is primarily due to the commercial growth of our Panorama and HCS tests, and tests processed through our Constellation software platform that was launched in May 2015. We significantly increased the number of our domestic sales representatives in the third quarter of 2014 through the second quarter of 2015 in an effort to increase the number of tests distributed through our direct sales force. The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2017 was 80%, down from 82% for the three months ended March 31, 2016. The percent of our revenues attributable to U.S. laboratory partners for the three months ended March 31, 2017 was 8%, which was flat when compared to the three months ended March 31, 2016. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the three months ended March 31, 2017 was 12%, up from 10% for the three months ended March 31, 2016.

In addition to distributing molecular diagnostic tests through our direct sales force and laboratory partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $1.0 million and $0.8 million in revenues from our licensing arrangements during the three months ended March 31, 2017 and 2016, respectively. The DDC arrangement commenced in the second quarter of 2014 and our other arrangements commenced beginning in the fourth quarter of 2015.

Our revenues decreased to $46.9 million in the three months ended March 31, 2017 from $61.9 million in the three months ended March 31, 2016. Panorama revenues accounted for $31.4 million, or 67%, of our revenues for the three months ended March 31, 2017 and $38.6 million, or 62%, of our revenues for the three months ended March 31, 2016. A significant proportion of our revenues in the three months ended March 31, 2017 were derived from in-network payer contracts. In January 2017, we terminated our licensing and distribution agreement for Panorama with Bio-Reference. For the three months ended March 31, 2017 and 2016, there were no customers exceeding 10% of total revenue on an individual basis. Sales of Panorama to Bio-Reference represented 7% of our revenues generated from Panorama in the three months ended March 31, 2016. Revenues from customers outside the United States were $5.6 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the three months ended March 31, 2017 and 2016 were $36.0 million and $8.7 million, respectively. This included non-cash stock compensation expense of $2.5 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $381.9 million.

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

Our two primary distribution channels are our direct sales force and our laboratory partners. We have also recently implemented a cloud-based distribution model from which we began recognizing revenue in the fourth quarter of 2015. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We do not maintain an account receivable balance in our financial statements for outstanding billing to the insurance payers because we cannot determine the collectable portion of the billings until cash is received.

In cases where we sell our tests through our laboratory partners, the majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests and we are entitled to either a fixed price per test or a percentage of their collections.

The fixed fees identified in contracts with laboratory partners change only if a pricing amendment is agreed upon between both parties. In contracts whereby we have a fixed fee agreement, revenue is recognized when collection is reasonably assured and all other revenue recognition criteria is met. For cases in which there is no fixed price established with a laboratory partner, we then recognize revenues from partner distributed tests on a cash basis. For tests sold through a limited number of our laboratory partners, we bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We receive licensing revenue through the licensing and the provisioning of services to support the use of our proprietary technology with our licensees. Licensing revenues are recognized when earned under the terms of the related agreements and are presented as Licensing and Other Revenues in the statements of operations and comprehensive loss.

Revenue recognized on a cash basis represented 83% and 88% of our revenues for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we have 23 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three months ended March 31, 2017, we recognized revenue from nine of such arrangements.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, offer additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although some third-party payers have begun to reimburse for this, and we believe that more third-party payers will do so in the future. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to reduced reimbursement, or third-party payers declining to reimburse. Any such decline in reimbursement would decrease our revenues. Our financial performance is also impacted by our increase in in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test decreases accordingly. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing and we will continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our Constellation software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues, per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform is relatively low, and therefore we expect its associated gross margin to be higher.

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical record, order and delivery systems, shipping charges to transport samples, third-party test fees and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with performing tests are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of product revenues as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred by our research and development team to improve and maintain our Constellation software platform, and amortization of Constellation software development costs.

We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin to be higher. As we increase licensing of our cloud-based technology to our licensees, we expect cost of licensing and other revenues in absolute dollars to increase.

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

Selling, General and Administrative

Selling, general and administrative expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, education seminars, payer outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In the near term, we expect selling, general and administrative expenses will increase and be driven by the costs of hiring additional sales personnel to further penetrate the domestic and international market, and marketing and education expenses to drive market penetration and reimbursement. We also expect selling, general and administrative expenses to continue to increase as a result of becoming a public company. These expenses are related to compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our selling, general and administrative expenses will increase in absolute dollars as we expand our billing and client services functions.

Interest Expense

Interest expense is attributable to borrowing under our Credit Line.

Interest and Other Income

Interest and other income is from interest earned on our cash, realized gains on investments, foreign currency re-measurement gains and changes in the fair value of our warrants.

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

We consider our critical accounting policies and estimates to be revenue recognition, income taxes, fair value measurements, stock-based compensation, and impairment of long-lived assets. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Results of operations

Comparison of the three months ended March 31, 2017 and 2016

	Three months ended
	March 31,		Increase /	% Increase /
	2017	2016	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues
Product revenues	$45,913	$61,136	$(15,223)	(24.9)%
Licensing and other revenues	988	766	222	29.0
Total revenues	46,901	61,902	(15,001)	(24.2)
Cost and expenses:
Cost of product revenues	33,088	32,340	748	2.3
Cost of licensing and other revenues	612	—	612	**
Research and development	12,650	8,759	3,891	44.4
Selling, general and administrative	37,582	30,408	7,174	23.6
Total cost and expenses	83,932	71,507	12,425	17.4
Loss from operations	(37,031)	(9,605)	(27,426)	285.5
Interest expense	(183)	(115)	(68)	59.1
Interest and other income	1,300	1,035	265	25.6
Loss before income taxes	(35,914)	(8,685)	(27,229)	313.5
Income tax expense	(47)	—	(47)	**
Net loss	$(35,961)	$(8,685)	$(27,276)	314.1%

** not meaningful

Revenues

Revenues decreased $15.0 million, or 24.2%, from the three months ended March 31, 2016 to the three months ended March 31, 2017. This was primarily due to lower average selling price per test paid by insurance carriers that transitioned from out-of-network to in-network. Approximately 42% of our revenues during the three months ended March 31, 2017 were derived from test volumes accessioned within the same quarter; the balance of our revenues was derived from tests accessioned in prior periods. Panorama revenue decreased $7.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and HCS revenue decreased $7.2 million during the three months ended March 31, 2017 compared to the same period of the prior year primarily due to lower average selling price per test paid by insurance carriers that transitioned from out-of-network to in-network. Total other tests decreased $0.8 million primarily due to reduced payments from insurance carriers. Licensing and other revenues increased by $0.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as we entered into additional licensing and service arrangements related to the Constellation software platform with our laboratory partners.

During the three months ended March 31, 2017, we processed greater than 121,000 tests, comprised of greater than 114,000 tests accessioned and 6,300 Constellation units. Over 84,000 Panorama tests and approximately 27,000 HCS tests were accessioned during the three months ended March 31, 2017. We recognized revenue on greater than 62,000 tests accessioned, including greater than 47,000 Panorama tests and greater than 13,000 HCS tests, in the three months ended March 31, 2017. Fifty-one percent of the 62,000 tests, including 55% of the 47,000 Panorama tests and 42% of the 13,000 HCS tests, were accessioned in the three months ended March 31, 2017, and the remainder were accessioned in prior periods. During the three months ended March 31, 2016, we processed greater than 108,000 tests, comprised of greater than 105,000 tests accessioned and 3,800 Constellation units. Over 81,000 Panorama tests and over 19,400 HCS tests were accessioned during the three months ended March 31, 2016. We recognized revenue on greater than 49,000 tests accessioned, including greater than 40,000 Panorama tests and greater than 7,000 HCS tests, in the three months ended March 31, 2016. Forty-eight percent of the 49,000 tests, including 51% of the 40,000 Panorama tests and 40% of the 7,000 HCS tests, were accessioned in the three months ended March 31, 2016 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for certain tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The percentage of tests that was both accessioned and recognized as revenue within the same quarter ended March 31, 2017 was higher compared to the same period of the prior year due to increasing percentage of tests distributed through our direct sales force. The percentage of revenue recognized from tests accessioned in the three months ended March 31, 2017 was 51%, compared to 48% in three months ended March 31, 2016.

Revenues from customers outside the United States were $5.6 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively.

Cost of product revenues

Cost of product revenues increased $0.7 million, or 2.3%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to $2.4 million of additional costs incurred by outsourcing HCS test processing to laboratories relating to increased volume of tests accessioned in the three months ended March 31, 2017, higher freight charges and overhead of $0.8 million, and an asset impairment charge and inventory excess adjustments of $0.7 million related to the phasing out of our previous generation of automation and sequencing technology, offset by $3.2 million cost savings from Panorama test processing following our transition to the next generation of automation and sequencing technology. As a percentage of product revenues, cost of product revenues increased 19.2% from 52.9% of revenues for the three months ended March 31, 2016 to 72.1% for the three months ended March 31, 2017.

Cost of licensing and other revenues

Cost of licensing and other revenues increased $0.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as we increased licensing of the cloud-based software product to our licensees and continued to improve and maintain our Constellation software platform. In the three months ended March 31, 2017, $0.5 million of engineering costs was allocated to cost of licensing and other revenues, and $0.1 million was related to the amortization of the Constellation software development and other material costs.

Research and development

Research and development expenses increased $3.9 million, or 44.4%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in research and development expenses was primarily attributable to a $2.0 million increase in salaries and personnel‑related costs associated with headcount growth, a $0.7 million increase in outside services costs incurred for research projects, a $0.6 million increase in facility-related costs and office expenses resulting from higher rent and management fees charged for our headquarters in San Carlos, California, a $0.4 million increase in expenses associated with clinical trials performed for our potential future product offerings, and $0.1 million engineering costs incurred for improving and maintaining our Constellation software platform.

Selling, general and administrative

Selling, general and administrative expenses increased $7.2 million, or 23.6%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in selling, general and administrative expenses was primarily attributable to a $4.6 million increase in salaries and personnel-related costs associated with headcount growth, merit salary adjustments, higher commissions, and higher stock-based compensation expense from the new ESPP offered to our employees. Outside service costs increased a total of $1.5 million, of which $0.7 million was legal fees associated with corporate affairs assistance, $0.6 million was related to outsourcing our staff recruiting effort and other consulting services, and $0.2 million was accounting and audit fees as a result of our annual audit. Facility-related and office expenses increased $0.7 million as a result of higher rent and management fees charged for our headquarters in San Carlos, California, higher spending on supplies, equipment and software maintenance and increased depreciation expense. Sales and marketing expenses increased $0.5 million due to the promotion of our new product.

Interest expense

Interest expense was $0.2 million in the three months ended March 31, 2017, compared to $0.1 million in the three months ended March 31, 2016, primarily due to the variable interest rate on the Credit Line, which was higher in the three months ended March 31, 2017. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest and other income

Interest and other income increased $0.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $0.5 million favorable movement on the change in the fair value of our warrant liability, offset by lower interest income earned on investments of $0.1 million and an unfavorable change from realized gain to realized loss of $0.1 million on sale of investments.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2017, we had a net loss of $36.0 million, and we expect to incur additional losses in future periods. As of March 31, 2017, we had an accumulated deficit of $381.9 million. As of March 31, 2017, we had $9.1 million in cash and cash equivalents, $0.8 million of short-term restricted cash and $106.7 million in short-term investments.

Initial Public Offering

In July 2015, we completed an IPO, and subsequently in August 2015, we completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, we sold 10,900,000 shares of common stock at $18.00 per share, which raised $178.5 million in proceeds, net of underwriting discounts, commissions, and offering expenses.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. In October 2015, we borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS Acquisition Offshore, LP. The Credit Line bears interest at 30-day LIBOR plus 0.65%. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities accounts held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

In November 2015, we borrowed an additional $10.0 million from the Credit Line to provide working capital, which increased the total principal amount outstanding to $42.0 million. In June 2016, we borrowed an additional $8.0 million and repaid $1.0 million on the Credit Line, thereby increasing the total principal amount outstanding to $49.0 million, with accrued interest of $0.6 million as of December 31, 2016. As of March 31, 2017, additional interest of $0.2 million was accrued, and the total principal amount outstanding with accrued interest was $49.8 million.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 9, 2017. Management may elect, however, to finance operations by selling additional equity securities. If additional funding is required or desired, we cannot assure you that additional funds will be available to us on acceptable terms on a timely basis, if at all, or that we will generate sufficient cash from operations to adequately fund our operating needs or achieve or sustain profitability. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely have an unfavorable effect on our ability to execute on our business plan. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be adversely affected.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash (used in) provided by operating activities	$(24,303)	$471
Cash provided by investing activities	17,720	3,261
Cash provided by financing activities	413	1,306
Net (decrease) increase in cash	(6,170)	5,038
Cash at beginning of year	15,256	28,947
Cash at end of period	$9,086	$33,985

Cash (Used in) Provided by Operating Activities

Cash used in operating activities during the three months ended March 31, 2017 was $24.3 million. The net loss of $36.0 million includes $4.4 million in non‑cash benefits resulting from $2.5 million of stock-based compensation expense, $1.8 million of depreciation and amortization, an asset impairment charge of $0.6 million recorded as a result of us entirely phasing out certain sequencing and automation equipment, $0.3 million of premium amortization and discount accretion on investment securities, $0.2 million of accrued interest on our Credit Line, a write down on obsolete inventory of $0.1 million, a $1.0 million remeasurement gain on the change in the fair value of our warrant liability and other non‑cash benefits of $0.1 million. The increase in net operating assets of $3.7 million was primarily due to a $6.0 million decrease in accounts receivable and a $0.5 million decrease in restricted cash and other assets, offset by a $2.0 million increase in inventory and a $0.8 million increase in prepaid and other current assets. Operating liabilities increased $3.5 million primarily due to an increase in other accrued liabilities of $5.6 million, increases in deferred revenue and deferred rent of $1.5 million, a decrease in accounts payable of $1.9 million, and a decrease of accrued compensation of $1.7 million.

Cash provided by operating activities for the three months ended March 31, 2016 was $0.5 million. The net loss of $8.7 million reflects non-cash charges of $2.4 million of stock-based compensation expense, $1.2 million of depreciation and amortization, a 0.4 million premium and discount amortization on investment securities, a $0.5 million remeasurement gain on the change in the fair value of our warrant liability, and other non-cash charges of $0.2 million. The increase in net operating assets of $1.7 million was primarily due to a $1.4 million decrease in inventory, a decrease in prepaid assets and other current assets of $1.4 million, offset by an increase in restricted cash and other assets of $0.6 million, and an increase in accounts receivable of $0.5 million. Operating liabilities increased by $3.8 million primarily driven by increases in accounts payable of $1.8 million, other accrued liabilities of $1.6 million, accrued compensation of $0.3 million, and deferred revenue of $0.1 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2017 totaled $17.7 million, which was comprised of $24.0 million in investment proceeds net of purchases and the acquisition of $6.3 million of property and equipment, net of proceeds. Acquisitions of property and equipment are primarily related to the build out of our Austin, Texas testing facility and purchases of computer hardware and software.

Cash provided by investing activities for the three months ended March 31, 2016 was $3.3 million and was primarily related to $6.5 million of investment proceeds net of purchases and the acquisition of $3.2 million of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 totaled $0.4 million of proceeds from exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2016 totaled $1.3 million of proceeds from exercise of stock options.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Agreement.

The following table summarizes our contractual obligations as of March 31, 2017:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$54,813	$6,877	$14,310	$14,499	$19,127
Short-term debt(1)	49,000	49,000	—	—	—
Interest on short-term debt(2)	807	807	—	—	—
Inventory purchase obligations(3)	9,299	9,299	—	—	—
Contractual obligations(4)	15,725	3,887	9,088	2,750	—
Total	$129,644	$69,870	$23,398	$17,249	$19,127

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represent our accrued interest as of March 31, 2017 on our Credit Line.
(3)

Represents material open inventory purchase orders in the aggregate with suppliers as of March 31, 2017, including a contractual commitment with Illumina, Inc. for $5.2 million for inventory material used in the laboratory testing process within the next 12 months.

(4)

Represents $5.6 million non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling $5.6 million through December 31, 2021, $2.0 remaining commitments of a non-cancelable license agreement with a vendor until December 31, 2019, and minimum purchase commitments of gene sequencing tests processed by another vendor for $8.1 million until December 31, 2018.

Operating Lease Obligations

As of March 31, 2017, we lease office facilities under non‑cancelable operating lease agreements. We currently occupy approximately 104,000 square feet of laboratory and office space at our San Carlos, California corporate headquarters pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces (the “First Space and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $309,372 per month. The Second Space covers approximately 16,000 square feet at a base rent of $60,730 per month. We paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately eighty-four months and expires in October 2023.

We terminated the previous sublease of the First Space (as described above), which was then separated into two subleases with two separate lessors. One sublease covered approximately 61,000 square feet beginning January 2013, which was secured by a $0.8 million letter of credit (refer to Note 2 under Restricted Cash in the Notes to Unaudited Interim Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report) in favor of the lessor and terminated in October 2016. The other sublease covered approximately 27,000 square feet beginning March 2014, which was secured by a $0.3 million letter of credit in favor of the lessor and terminated in January 2017. As of March 31, 2017, the $0.3 million letter of credit expired, and its associated restricted cash balance was released. A new lease of approximately 104,000 square feet was negotiated by us and began in October 2016 (as described above), which consolidated the First Space and provided the Second Space (as described above) to accommodate our growth and support our operations in California at one location.

In October 2016, we entered into a sublease for additional office space that covers approximately 13,000 square feet to accommodate our sales and marketing team. The lease term of the additional space began in November 2016 and carried a monthly base rent of $49,140, subject to an annual increase of 3%, with a security deposit of $0.1 million. The term of this sublease is approximately twenty-eight months, with the expiration date in February 2019.

In October 2015, our subsidiary entered into a one-year lease agreement for temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month-to-month basis following the 12th month. The terms of the lease include a $12,900 security deposit.

In September 2015, our subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term was 132 months and began in December 2015 with monthly rent payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the landlord has allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of March 31, 2017, a total of $6.0 million of the allowance has been reimbursed by the landlord.

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

Inventory Purchase Obligations

As of March 31, 2017, we have contractual commitments with Illumina, Inc. and other material suppliers for approximately $5.2 million and $4.1 million, respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations within the next 12 months.

Contractual Obligations

As of March 31, 2017, we have non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $5.6 million. This represents our binding and remaining commitments with the vendor through December 31, 2021.

As of March 31, 2017, we have a non-cancelable agreement with a vendor for approximately $2.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

In addition, we have a non-cancelable contractual agreement with one of our vendors to purchase a minimum number of gene sequencing tests in exchange for certain additional rights under the agreement. As of March 31, 2017, we have a contractual commitment to purchase $8.1 million of gene sequencing tests from this vendor through December 31, 2018.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 0.65%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $49.8 million outstanding under the Credit Line including principal and accrued interest as of March 31, 2017.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2017, our interest income would change by approximately $1.1 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of March 31, 2017.

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

ITEM 4:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For information regarding certain current legal proceedings, see “Note 6—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

For the three months ended March 31, 2017 and the year ended December 31, 2016, 67% and 66%, respectively, of our revenues were derived from sales of our NIPT, Panorama. Although we are growing our revenues from other products, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. Continued and additional market acceptance of Panorama, reimbursement for the average risk population and for microdeletions, and our ability to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

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

•

if we are unable to demonstrate that Panorama is superior to competing NIPTs, laboratories, clinics, clinicians, physicians, payers and patients may not adopt use of Panorama on a broad basis, and may not be willing to pay the price premium over other NIPTs that we have, to date, been able to achieve;

•

third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; in fact, many third-party payers currently have negative coverage determinations or otherwise do not reimburse for average-risk patient populations or for microdeletions screening and we expect reimbursement for microdeletions screening to be low in the near term; also, most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;

•

the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish or that comes from the commercial use of Panorama may be inconsistent with prior data, may raise questions about the performance of Panorama, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of Panorama; furthermore, we may be unable to achieve stable reimbursement for microdeletions unless and until sufficient validation data on the sensitivity and specificity of our test for these conditions becomes available, which may take longer than we anticipate;

•	our sales and marketing efforts, including through our laboratory partners and licensees, may fail to effectively reach customers or effectively communicate the benefits of Panorama;

•

our laboratory partners may choose to develop their own tests that are competitive with ours, or offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market Panorama;

•

we may experience supply constraints, including due to the failure of our key suppliers to provide required sequencers and reagents or disputes with our key suppliers, including with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, which is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata;

•

we may not be successful in our efforts to reduce our cost of product, licensing and other revenues, and as a result, we may experience increased cost of product, licensing and other revenues as a percentage of total revenues, as was the case for each of the years ended December 31, 2016 and 2015;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the three months ended March 31, 2017 and 2016 was $36.0 million and $8.7 million, respectively. Our net loss for the years ended December 31, 2016, 2015 and 2014 was $95.8 million, $70.3 million and $5.2 million, respectively. As of March 31, 2017 and December 31, 2016, we had an accumulated deficit of $381.9 million and $345.9 million, respectively. We expect that such losses will increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future diagnostic solutions, including in the field of cancer.

In addition, the rate of growth in our revenues has generally been low or flat in recent quarters, and this trend may continue in future periods. In particular, a significant element of our business strategy has been, and will continue to be, to increase our in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, such as Panorama for the average-risk pregnancy population or for microdeletions screening. Therefore, going in-network with third-party payers can have an adverse impact on our revenues if we are unable to continue to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a new CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to reduced reimbursement, or third-party payers declining to reimburse, under the new code, which has had and will likely continue to have an adverse effect on our revenues.

Although we receive license fees for use of our bioinformatics technology under our cloud-based distribution model, because we do not process these tests and perform the molecular biology analysis in our laboratory under this model, we are not able to charge as high an amount per test as when we perform the entire test ourselves, and our revenues per test are therefore lower than the amount we receive when we perform the entire test ourselves. If the lower revenues per test performed under our cloud-based distribution model is not offset by a sufficient increase in volume of tests sold or by the reduction in costs from not performing the entire test, our overall revenues will be lower, and our results of operations may be adversely affected. Additionally, to the extent that any of our laboratory customers for whom we perform our tests entirely in our laboratory transition to our cloud-based distribution model, our revenues from such customers will decrease, which may adversely affect our results of operations.

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

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products, with an increasing effort to expand our platform and apply our expertise in processing and analyzing cell free DNA to the field of cancer. The development of enhanced or new tests is complex, costly and uncertain. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. Furthermore, enhancing or developing new tests requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology trends. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests. The research and development process in molecular diagnostics generally takes a significant amount of time from the research and design stage to commercialization. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or otherwise, or we may otherwise have to abandon a test in which we have invested substantial resources. We have recently implemented updates to Panorama to reduce the costs of running the test and increase efficiency, and we expect to continue to implement updates over time; however, we may experience unforeseen difficulties with the updated processes, which may result in increased costs and the diversion of management’s attention and resources from other business matters.

The launch of any new diagnostic tests, including those in the field of cancer diagnostics, requires the completion of certain clinical development and commercialization activities and the expenditure of additional cash resources. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner to complete clinical development for any planned diagnostic test; we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SMART study, or due to changes in study design or other unforeseen circumstances; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. We cannot assure you that we can successfully complete the clinical development of any other diagnostic test, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Such failures could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary or desired, or launch any of our planned diagnostic tests, including those in the field of cancer diagnostics. Any failure to complete on-going clinical studies for our planned diagnostic tests could have a material adverse effect on our business, operating results or financial condition.

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
•

our competitors will not introduce tests or services that have superior performance, lower prices or other characteristics that cause physicians to recommend, or consumers to choose, such competitive tests or services over ours; or

•	our tests will not infringe patents held by third parties in key jurisdictions.

These and other factors beyond our control could result in delays or other difficulties in the research and development, approval, production, launch, marketing or distribution of enhanced or new tests could adversely affect our competitive position and results of operations.

We just launched our Evercord cord blood and cord tissue banking service in April 2017, and recently announced Vistara, our new single-gene mutations screening test, which we have launched in a targeted way and plan to launch broadly later in 2017. We cannot be certain that we will be successful in commercializing these or any new product offerings, as further described in the risk factor entitled “—If we are unable to successfully grow revenues for products or services in addition to Panorama, our business and results of operations may be adversely affected.”

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results may fluctuate due to the fact that we recognize costs as they are incurred, but there is typically a delay in the related revenue recognition as we record most revenue only upon receipt of payment. Accordingly, to the extent sales increase, we may experience increased losses unless and until the related revenues are recognized. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing or reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We are in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, changing customer preferences, emerging competition, evolving industry standards, intellectual property disputes, price competition, and aggressive marketing practices. Our principal competition in this field comes from existing testing methods, technologies and products, including other NIPTs and carrier screening tests offered by our competitors, that are used by obstetricians and gynecologists, or OB/GYNs, maternal fetal medicine, or MFM, specialists or in vitro fertilization, or IVF, centers. Established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the cord blood and tissue banking field, and face competition in that business from established companies with up to 20 years of experience in the industry. Moreover, many companies in our markets are offering, or may offer, competing products and services at a lower cost than ours. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, Inc., which was acquired by F. Hoffman La-Roche Ltd in 2014; Counsyl, Inc.; Quest; Premaitha Health PLC; Beijing Genomics Institute; Berry Genomics Co., Ltd.; Progenity; LifeCodexx AG; Synlab International GmbH; and Multiplicom N.V., which was recently acquired by Agilent Technologies Inc. In addition, a business unit of OPKO Health, Inc., Bio-Reference, which was previously a laboratory distribution partner of ours, began commercializing a competing NIPT in the fourth quarter of 2016. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc.; Progenity; Quest; Recombine Inc.; NxGen MDx LLC; and GenPath Diagnostics, which is also a business unit of OPKO Health, Inc. In cord blood and tissue banking, we compete with companies such as Cord Blood Registry, which was acquired by AMAG Pharmaceuticals, Inc. in 2015; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; CorCell Companies, Inc.; and LifeBankUSA. In addition, our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc. and GRAIL, a spinoff of Illumina. In addition, Guardant Health, Inc., Personal Genome Diagnostics, Inc., Foundation Medicine, Inc. and Genomic Health Inc. have already developed and are offering commercially in the United States so-called liquid biopsy tests, which are clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, and which are the type of cancer diagnostic tests that we are seeking to develop. Many other companies, including much larger companies than ours, have announced that they are developing and seeking to commercialize liquid biopsy tests. Our planned cancer products are in very early stages of research and development, and we expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

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

We have only recently begun to deploy our bioinformatics technology for use by other laboratories by making it available through a cloud-based distribution model. This model relies on clinical laboratories in the United States and around the world taking a license from us under which the laboratory develops and runs its own NIPT based on our Panorama technology, or other molecular testing assays based on our technology, in its own facilities and then accesses our proprietary algorithms through our cloud-based Constellation software for the analysis of the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it is uncertain how quickly and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance.

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
•

supply constraints, including with respect to the sequencers and reagents that are required by our licensees to implement our technology and that are supplied by Illumina, one of our main competitors through its subsidiary Verinata , and the blood collection tubes that are used for our Panorama test and that are supplied by Streck, Inc., as further described in the risk factors entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers” and “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally”;

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

We do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume. As of May 1, 2017, we have agreements with only 23 licensees under our cloud-based distribution model, and we have only been recognizing revenue under our cloud-based distribution model for NIPT for five full quarters. Only nine of our licensees are using Constellation commercially to market NIPT products, and one licensee is currently using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. Other licensees for our cloud-based model are in earlier stages of development and implementation. The rate of adoption of our cloud-based distribution model has been slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using. Because we do not control the manufacturing and specifications of the NGS equipment, some clinical laboratories may not be able to use Constellation. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers”, we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through Verinata, and may not charge a similar license fee for Verinata’s cloud-based software offering. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

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

We may be unable to commercialize our cloud-based distribution model in the United States if we do not comply with ongoing FDA regulatory requirements, including if we are required to obtain FDA clearance or approval to market our software for diagnostic purposes.

We utilize our Constellation software to aid in the calculation of test data. Laboratories utilizing our technology will have access to this software under our cloud-based distribution model. We have received a CE Mark from the European Commission for our Constellation software, through which our laboratory licensees access our algorithms, as well as for the key reagents that our laboratory licensees need in order to run their NIPT based on our technology. This enables us to offer Constellation for NIPT in the European Union and other countries that accept a CE Mark. It is possible that we will need to obtain regulatory clearance or approval in the United States and elsewhere for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which could be used to support our cloud-based distribution model for NIPT in the United States. The FDA has indicated to us that the CNC may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future. The FDA has stated that it will not prevent us from marketing Constellation in the United States while we continue to discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market Constellation during our discussions. If necessary, we intend to seek regulatory clearance or approval for our Constellation software; however, we cannot guarantee that we will obtain such clearance or approval. If clearance or approval is required and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

If our Constellation software requires regulatory clearance or approval, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance to the extent required, we may not be permitted to offer our Constellation software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our licensees using our cloud-based distribution model in the United States is found not to be a laboratory developed test, or LDT, or that licensee has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the licensee may not be able to market its test, and we would not receive the anticipated revenues from that licensee.

We may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, billing and marketing personnel.

Approximately 80% of our revenues for the three months ended March 31, 2017 were attributable to our U.S. direct sales. Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force, and in our billing and marketing personnel, which required us to expand our training and compliance efforts in line with the increase in personnel in these functions. We continue to take steps to implement appropriate monitoring of our sales, billing, marketing and other personnel; however, we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, as we scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches, we will need to continuously monitor and improve our policies, processes and procedures to maintain compliance with various laws and regulations, including with respect to consumer marketing. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, or may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is also hosted on AWS servers. These algorithms cannot currently be run other than through the DNAnexus platform; they are currently used to run our Panorama NIPT and for certain of our research and development activities, and we plan to utilize the platform for additional applications in the future. In the event of any failure in the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or difficulties in or termination of our relationship with DNAnexus, we and our Constellation licensees may lose or be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market's confidence that we can provide reliable, high-quality genetic testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volume increases and the types of tests we offer expands. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws on patients, for which Panorama experiences a higher advertised rate than other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sensitivity and specificity rates that are lower than we anticipate or that vary between test runs, or in a higher than anticipated number of tests which fail to produce results, or in longer than expected turnaround times, which we sometimes experience as a result of laboratory equipment issues or otherwise. In addition, we regularly evaluate and refine our testing process. These refinements may not improve our tests as we expect, may result in unanticipated issues that may reduce our sensitivity and specificity rates.

In addition, as further discussed in the risk factor entitled “If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected,” we have just launched our Evercord service, which is in an industry in which we have no experience. Any failure to meet consumer expectations could harm our reputation.

We rely on third-party laboratories to perform some of our testing.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA laboratories. For example, a significant portion of our Horizon carrier screening testing is, and our new Vistara single-gene mutations panel testing will be, performed by third-party laboratories. In addition, we contract with a third-party laboratory to perform the processing and storage of our Evercord customers’ cord blood and cord tissue samples. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have in the past had issues with delivering results to us within the time frames we expected or established in our contracts with them. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in a timely manner and in accordance with the standards that we and our customers expect, our ability to provide test results to customers may be delayed or interrupted, which could result in a loss of customers and harm to our reputation. We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy our demand for this testing with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for Vistara or Evercord. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell these tests. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama, such as Horizon, Spectrum, Anora, Vistara and Evercord, is uncertain and is subject to risks. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent to or superior to competing products or services; we and our laboratory partners may not be able to maintain and grow effective sales and marketing capabilities; our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights. If we are not able to increase adoption of and grow revenues for these products or services, our business and results of operations may be adversely affected.

We have only recently commercially launched Evercord, a private cord blood and tissue banking service. Our success with this service offering will be subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering, and in an industry that is new to us and that includes competitors who have been operating for close to 20 years. We may face unforeseen difficulties in a number of areas, including with Bloodworks Northwest, or Bloodworks, which is our partner providing the processing and storage services, and storage facility, for this offering; our other suppliers and service providers; our and Bloodworks’ ability to maintain required regulatory registrations from the FDA; or disruption of our business and distraction of our employees and management. Similarly, we have recently announced Vistara, our new single-gene mutations panel which we plan to broadly launch this year, which is also subject to many of the risks affecting our business generally as well as the risks inherent in launching a new product. We cannot assure you that our Evercord service or our Vistara product will be successful.

If the results of our clinical studies do not support the use of our tests, particularly in the average-risk pregnancy population or for microdeletions screening, or cannot be replicated in later studies required for regulatory approvals or clearances, our business, financial condition, results of operations and reputation could be adversely affected.

As the healthcare reimbursement system and medical community in the United States evolves to place greater emphasis on comparative effectiveness and outcomes data, we cannot predict whether we will have sufficient data, or whether the data we have will be presented to the satisfaction of any payers seeking such data in the process of determining coverage for our tests. This is particularly true with respect to testing in the average-risk pregnancy population and for microdeletions screening using our Panorama test. For example, in January 2017 we published data from our DNAFirst study showing that NIPT can be effectively and appropriately offered as a primary screen for all pregnant women regardless of risk due to maternal age or other factors; however, this data is new and is still being analyzed, and we cannot be certain whether or to what extent it will impact coverage or adoption of in the average-risk population.

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

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing, the testing for our Vistara/ single-gene mutations panel, and the processing and storage of cord blood and cord tissue for our Evercord offering. Our San Carlos, California laboratory facility is situated near active earthquake fault lines. Our facilities may be harmed or rendered inoperable (or samples could be damaged or destroyed) by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, and our blood collection tubes are sole sourced. For example, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, as well as for our development activities relating to transplant and oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model are also required to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which has been acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, while our supply agreement with Illumina does not allow Illumina to charge us an additional fee, Illumina could attempt to require us to pay such a fee by, for example, bringing a patent infringement lawsuit against us. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of a lawsuit based on this intellectual property, and the costs and distraction to management of defending against such a lawsuit would likely be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms, we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing an alternative platform that is satisfactory for our needs or that we can employ in a commercially sustainable way.

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

Our failure to maintain a continued supply of components, or a supply that meets quality control requirements, particularly in the case of sole suppliers such as Streck and Illumina, would materially and adversely harm our business, financial condition, and results of operations. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization activities, including efforts to market and commercialize Panorama. In the event of any adverse developments with our sole suppliers, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design our products or, for any products for which we may obtain approval from the FDA, obtain approval from the FDA to use a new supplier. In addition, if we obtain a premarket approval, or PMA, for Panorama as an IVD, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts for such an IVD, as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.” Transitioning to a new supplier from any of our sole suppliers could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs.

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

Our core business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive blood samples for analysis at our San Carlos, California facility within days of collection from the patient. Likewise, we rely on courier services to transport cord blood and tissue samples to Bloodworks’ facility in which the samples will be processed and stored. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

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

Our cloud-based distribution model adds additional data privacy risk, as certain personal health and other information may be sent to and stored in the cloud by our laboratory licensees. We contractually prohibit our licensees from sending personally-identifiable information to our cloud servers, and the vendor that hosts our software in the cloud is contractually required to comply with data privacy laws, such as HIPAA. However, we cannot be certain that these third parties will comply with the terms of our agreements.

In addition, the interpretation and application of health-related, privacy and data protection laws in the United States, Europe, and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, we could be subject to government-imposed fines or orders requiring that we change our practices, which could adversely affect our business and our reputation. Complying with these laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Our cord blood and tissue banking activities are subject to regulations that may impose significant costs and restrictions on us.

Our Evercord cord blood and tissue banking service is subject to FDA regulatory oversight. Pursuant to FDA regulations, an individual or entity that performs any of the manufacturing steps in banking stem cells from peripheral and cord blood (recovery, processing, donor screening, donor testing, storage, labeling, packaging, or distribution) must register with the FDA unless an exception applies. Based on our direct activities, we would be subject to FDA requirements and we may be subject to FDA inspection. We have registered with the FDA as an establishment engaged in specific manufacturing steps, including collecting cord blood and tissue samples, donor screening and distribution of cord blood HCPs. We have contracted with Bloodworks, another FDA registered establishment, to perform other manufacturing steps in the process on our behalf, which we may do as a registered establishment, but as the contractor establishment, we will remain responsible for ensuring that our subcontractors perform each manufacturing step in compliance with applicable requirements. We are required to terminate any arrangement if our subcontractor is non-compliant. While we are not required to validate and oversee the processes of our subcontractor registered establishments, we are required to make an initial determination that the subcontractor is compliant, and to have policies and procedures in place to ensure that the subcontractor remains compliant throughout the term of the arrangement.  We are also responsible for any manufacturing step performed on our behalf by an individual or entity that is not required to register with the FDA, such as the doctors and midwives who perform the collection of the cord blood and tissue.

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

The cord blood and tissue samples that we collect will be processed and stored by Bloodworks at its facility in Seattle, Washington. Bloodworks’ facility is situated near active earthquake fault lines. If this facility or the equipment in the facility were to be significantly damaged or destroyed by natural or manmade disasters, including earthquakes, flooding or power outages, we could suffer a loss of some or all of the stored cord blood and tissue units. If we encounter problems during transportation, including while our customers’ samples are in the possession of third party commercial carriers that we contract with to transport the samples, some or all of the transported units could be damaged. Depending on the extent of these losses, such an event could impact our ability to process and store the cord blood and tissue samples, expose us to significant liability from our customers and affect our ability to continue to provide cord blood preservation services.

The marketing, sale, and use of Panorama and our other products could result in substantial damages arising from product liability or professional liability claims that exceed our resources.

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or failure to provide such information, as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability. We are currently involved in a lawsuit by a patient alleging that we failed to perform a carrier screening test that was ordered. See Item 1—Legal Proceedings. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

Damage to or loss of our Evercord customers’ cord blood and cord tissue samples held in our custody could potentially result in significant legal liability and harm our reputation.

Our reputation among clients and the medical and birthing services community is extremely important to the commercial success of our Evercord service offering. This is due in significant part to the nature of the service we provide – as we are assuming custodial care of a child’s umbilical cord blood stem cells entrusted to us by the parents for potential future use as a therapeutic for the child or a close relative. We believe that our reputation, and Bloodworks’ reputation, enables us to market Evercord as a competitive cord blood and tissue preservation service in a crowded marketplace. However, we cannot guarantee that we will not experience unforeseen issues, such as the risk of loss or damage to a sample during transit, during the preservation process or while in storage. Any such problems, particularly if publicized in the media or otherwise, could negatively impact our reputation, which could adversely affect our business and business prospects. If our Evercord offering does not meet customer or other public expectations, any resulting harm to our reputation could extend beyond Evercord to our core women’s health and genetic testing business, which comprises the substantial portion of our revenue, because Evercord is promoted to the same OB/GYNs who are the prescribers of many of our other products.

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

As our test volumes and product offerings grow, we will need to continue to ramp up our testing capacity and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama and our other products depends, in part, on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand. For example, we recently experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters to our facility in Austin, Texas, which resulted in our delayed receipt of approximately $1.5 million of insurance payments and impacted our revenue for that quarter. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services, such as the two new products we have already launched to date this year and additional product enhancements planned for this year. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

In particular, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development and other technical personnel and especially in the San Francisco Bay Area where our headquarters and laboratory facility is located, and the turnover rate of such personnel can be high. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employers. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the equity awards they receive in connection with their employment. To the extent that our current and potential employees perceive the value of our equity awards to be low, our ability to recruit, retain and motivate highly skilled employees may be adversely affected, which could then have an adverse effect on our business and future growth prospects. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information, as further discussed in “—Risks Relating to our Intellectual Property— If we are not able to adequately protect our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.”

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

As we expand our international operations and offer our tests in other countries, we will be increasingly subject to varied and complex foreign and international laws and regulations due to operating, offering our products, or contracting with employees, contractors and other service providers in these other countries. Compliance with these laws and regulations often involves significant costs and may require changes in our business practices that may result in reduced revenues and profitability.

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

Outside the United States we enlist local and regional laboratories, contract employees and other service providers to assist with blood draw, engineering, sales, marketing and customer support. Subject to regulatory clearance where required, we also contract with international licensees to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data through our cloud-based Constellation platform. Locating, qualifying and engaging additional distribution partners and local laboratories with local industry experience and knowledge is necessary to effectively market and sell our tests outside the United States. We may not be successful in finding, attracting and retaining such distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices and other activities utilized by our distribution partners, contract employees and other service providers that are locally acceptable may not comply with relevant standards required under United States laws that apply to our operations overseas, including through third parties, which could create additional compliance risk. Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees, contractors or agents abroad. Non-compliance by us or our employees, contractors or agents of these or any other applicable laws or regulations could result in fines or penalties, or adversely affect our ability to operate and grow our business. Even if we are able to effectively manage our international operations, if our distribution partners and local and regional laboratory licensees are unable to effectively manage their businesses, our business and results of operations could be adversely affected. Furthermore, the legal landscape governing advertising, promotional and other marketing activities can vary widely from jurisdiction to jurisdiction, and is often more complex, less clear or less developed than in the United States. If our marketing activities are found to be in violation of local laws, regulations or practices, we may be subject to fines and other penalties, and may be required to cease marketing or commercialization activities in such jurisdiction. If our sales and marketing efforts are not successful outside the United States, we may not achieve market acceptance for our tests outside the United States, which would harm our business.

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

As of March 31, 2017 and December 31, 2016, we had approximately $49.8 million and $49.6 million, respectively, of debt outstanding with accrued interest. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation's ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our most recent private placements of equity securities and other transactions that have occurred over the past three years, or upon our recent initial public offering, we may have experienced an "ownership change." We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which may not be in our control). As of December 31, 2016, we had federal and state NOL carryforwards of approximately $205.3 million and $109.6 million, respectively, which begin to expire in 2027 and 2017, respectively, if not utilized. We also had federal research and development credit carryforwards of approximately $8.5 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $5.8 million, which can be carried forward indefinitely. Our ability to use these carryforwards could be limited if we experience "ownership changes."

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our publicly announced estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.

Reimbursement and Regulatory Risks Related to Our Business

If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to be our most significant source of payments going forward. In particular, we believe that expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, CMS, and state reimbursement programs for Panorama, will be necessary for us to continue to achieve commercial success. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing tests or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. ACMG has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant CNVs in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. ISPD has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, ACOG and SMFM have issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect that, based on the ACMG, ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these average-risk patients. Currently, a number of third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we recently published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, which may not be completed within our initially anticipated timeline, we may be unable to obtain positive coverage determinations for our test. We did not receive reimbursement for approximately 26,000 Panorama tests for average-risk patients and approximately 40,000 Panorama tests for microdeletions that we performed in the quarter ended March 31, 2017. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, including to the extent that we continue to perform large volumes of tests for which we do not receive reimbursement.

Furthermore, a new CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to third-party payers declining to reimburse or through reduced reimbursement, under the new code, which has had, and we expect to continue to have, an adverse effect on our revenues.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses with certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests, such as carrier screen tests, like Horizon, that screen for multiple conditions, or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. For example, one third-party payer has recently alleged that it has overpaid us and has demanded recoupment of the alleged overpayments. We disagree with its contentions. See “Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in Note 6 to our Consolidated Financial Statements. We have dealt with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

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

Approximately 40% of all births in the United States are to state Medicaid program recipients. Under Medicaid regulations, in order for us to be reimbursed by a state’s Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of May 1, 2017, we are recognized by 43 states as a Medicaid provider. We may not be able to be recognized as a provider by additional Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. In addition, we have faced challenges in obtaining reimbursement even when we are recognized as a state Medicaid provider, and as a result our testing is not reimbursed by Medicaid programs in many of the states in which we are recognized as a Medicaid provider. If Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. In addition, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Some third-party payers from whom we receive reimbursement have not entered into agreements with us that govern approval or payment terms. Therefore, such third-party payers could withdraw such coverage and reimbursement for our tests in the future, at any time and for any reason. Managing reimbursement on a case-by-case basis is time consuming and contributes to an increase in the number of days it takes us to collect on accounts, and increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

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

Even if we are being reimbursed for our tests, third-party payers may review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Government healthcare programs and other third-party payers continue to increase their efforts to control the cost, utilization and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular diagnostic tests. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Because of these cost-containment measures, governmental and commercial third-party payers that currently provide reimbursement for, or may in the future cover, our tests may reduce, suspend, revoke or discontinue payments or coverage at any time. Reduced reimbursement of our tests may harm our business, financial condition or results of operations.

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

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. A CPT code specific to NIPT for aneuploidies came into effect in January 2015. Additionally, CMS adopted a new code set for diagnosis, commonly known as ICD-10, in October 2015. The AMA issued a CPT code for microdeletions in March 2016, and CMS has provided a pricing benchmark for aneuploidy and microdeletions testing, effective January 2017. However, our microdeletions reimbursement has decreased under this new code because third-party payers are declining to reimburse under this new code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes that, based on the guidance of outside legal and coding experts, are determined to be the most appropriate for our testing. There is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

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

The regulation by the FDA of LDTs remains uncertain. In October 2014, the FDA issued draft guidances outlining its plan to actively regulate LDTs using a risk-based approach. In November 2016, the FDA announced that it no longer plans to finalize the 2014 draft guidances, and that it intends to work with the new administration and Congress, as well as stakeholders, to update the LDT framework. In January 2017, the FDA issued a discussion paper that laid out elements of a possible revised future LDT regulatory framework, but did not establish any regulatory requirements. The FDA’s efforts to regulate LDTs prompted the drafting of legislation governing diagnostic products and services that sought to substantially revamp the regulation of both LDTs and IVDs. Congress may still act to provide further direction to the FDA on the regulation of LDTs.

In the meantime, the FDA could require us to seek premarket clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance or approval is required, or if we voluntarily pursue FDA clearance or approval, for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory premarket clearance or approval process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification, or 510(k), or filing a premarket approval, or PMA, application with the FDA. Performance achieved in published studies may not be repeated in later studies that would be required to obtain either FDA premarket clearance or approval. Limited results from earlier-stage verification studies, beyond the validation and other studies we have already performed for each of our products, may not accurately predict results from studies of larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization. In addition, we may require cooperation in our filings for FDA approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve desired regulatory clearances or approvals, or may be delayed or be required to expend additional costs and other resources in doing so. We may face difficulty obtaining cooperation from our main sequencer and sequencing reagent supplier, Illumina, if we seek to achieve regulatory clearance or approval for Panorama, because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. Furthermore, if FDA premarket review or approval is required, our cash flows may be adversely affected, as most third party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

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

An important part of our business strategy is to expand and offer our tests internationally, either directly or through our licensees under our cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. For example, our tests may be subject to the regulatory approval requirements for each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents required for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to market Panorama directly in these jurisdictions, which may put us at a competitive disadvantage to our competitors in these jurisdictions, some of whom have obtained a CE Mark for their NIPT. Furthermore, to the extent that regulatory authorities believe that we, our distribution partners or our licensees are marketing, commercializing or otherwise offering our tests without required approvals, they may raise questions or concerns which, if not addressed to their satisfaction, may result in our being required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries. We are currently addressing inquiries from the regulatory authorities of two countries in the European Union in which we are offering Constellation to laboratory licensees. While we believe that we are in compliance with the regulatory requirements of these jurisdictions, such regulatory authorities may disagree. We may be required to cease offering Constellation in one or both of these countries, and may face questions from regulatory authorities in other countries.

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

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and, we expect, will continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by significant and potentially unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payers. Any of these or other changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. Going forward, we cannot predict the full impact of governmental healthcare policy changes on our business, financial condition and results of operations.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacts the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expands current health care fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including required disclosures of financial arrangements with physician customers, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA also created a new system of health insurance "exchanges," designed to make health insurance policies available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain "essential health benefits" are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we cannot predict at this time whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. There have been a number of proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA; and although the Supreme Court has upheld the constitutionality of certain provisions of the PPACA that have been challenged, the newly-elected United States President and Congress have initiated efforts to make changes to or eliminate the entirety of the PPACA. Because it is unclear whether or not, or how, the PPACA may change, and whether and to what extent NIPT may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduces a multi-year pricing program for services paid under the CLFS that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. CMS, which is responsible for implementing PAMA, recently released a final rule for implementation of PAMA. Under the rule, certain laboratories are required to report third-party payer rates and test volumes; laboratories with low Medicare revenues, such as Natera, are excluded from reporting. Beginning in January 2018, the Medicare payment rate for these tests will be equal to the weighted median private payer rate reported to CMS; as a result, there may be a decline in CLFS payment rates due to the often lower negotiated private payer rates applicable to large commercial laboratories that were required to report to CMS. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests or requirements that beneficiaries of government health plans pay for, or pay for higher, portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of our tests in the future, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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

If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties.

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

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. As described further in Item 1—Legal Proceedings, we have received a civil investigative demand from the United States Department of Justice in connection with what we understand to be a qui tam action brought by a former employee and have produced documents in response. An adverse ruling in this proceeding could require us to pay treble damages, civil penalties, and attorneys’ fees, costs and expenses, which could materially and adversely affect our business, financial condition and results of operations.

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

We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. We have in the past and may also in the future be involved with intellectual property litigation or patent office actions. For example, we were recently engaged in patent litigation with Sequenom. The number of contested intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. For more information on our current legal and regulatory proceedings, see Item 1—Legal Proceedings.

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

There is also the risk that others may independently develop similar or alternative technologies or design around our patented technologies, and our competitors or others may have filed, and may in the future file, conflicting patent claims covering technology similar or identical to ours. The costs associated with challenging conflicting patent claims could be substantial, and it is possible that our efforts would be unsuccessful and may result in a loss of our patent position and the issuance or validation of the competing claims. Should such competing claims cover our technology, we could be required to obtain rights to those claims at substantial cost

Certain of our intellectual property was partly supported by a U.S. government grant awarded by the National Institutes of Health, and the government accordingly has certain rights in this intellectual property, including a non-

exclusive, non-transferable, irrevocable worldwide license to use applicable inventions for any governmental purpose. Such rights also include "march-in" rights, which refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant if we fail to achieve practical application of the technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry.

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

We employ individuals who were previously employed at other biotechnology or diagnostic companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or willfully used or disclosed confidential information of our employees' former employers or other third parties. We may also be subject to claims that our employees’ former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims, and if we are unsuccessful, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial costs to us and could divert the time and attention of our management and other employees.

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

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in Item 1—Legal Proceedings, purported securities class action lawsuits have been filed against Natera, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Item 3 and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2016, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

As of March 31, 2017, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 44.6% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Recent Sales of Unregistered Securities

              None.

(b)         Use of Proceeds

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

NATERA, INC.

Date: May 9, 2017	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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