Form 10-Q
period 2017-06-30
Natera, Inc.
filed 2017-08-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 53,223,029.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

•	our expectations of the rate of adoption of Panorama and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
•	our ability to complete clinical studies and publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests;
•	our ability to successfully commercialize our EvercordTM cord blood and tissue banking service offering;
•	our reliance on our partners to market and offer Panorama in the United States and in international markets;
•	our estimates regarding our costs and risks associated with our international operations and international expansion;
•	our ability to retain and recruit key personnel;
•	our reliance on our direct sales efforts;

•	our expectations regarding acquisitions and strategic operations;
•	our ability to fund our working capital requirements;
•	our compliance with federal, state, and foreign regulatory requirements;
•	the factors that may impact our financial results; and
•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2017	2016
Assets	(unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$7,138	$15,256
Restricted cash, current portion	764	1,092
Short-term investments	94,988	130,860
Accounts receivable, net of allowance of $1,648 in 2017 and $1,890 in 2016	7,107	13,396
Inventory	7,359	6,414
Prepaid expenses and other current assets	5,748	7,097
Total current assets	123,104	174,115
Property and equipment, net	31,268	32,289
Restricted cash, long term portion	342	342
Other assets	3,711	3,934
Total assets	$158,425	$210,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,389	$11,479
Accrued compensation	8,106	11,067
Other accrued liabilities	25,612	19,879
Deferred revenue	669	574
Short-term debt financing	50,022	49,624
Warrants	3,472	3,792
Total current liabilities	98,270	96,415

Deferred rent, net of current portion	9,247	7,789
Total liabilities	107,517	104,204

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2017 and December 31, 2016, respectively; 53,208 and 52,665 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	5
Additional paid in capital	460,906	453,044
Accumulated deficit	(409,541)	(345,848)
Accumulated other comprehensive loss	(463)	(725)
Total stockholders’ equity	50,908	106,476
Total liabilities and stockholders’ equity	$158,425	$210,680

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Product revenues	$52,276	$51,231	$98,189	$112,367
Licensing and other revenues	1,341	753	2,329	1,519
Total revenues	53,617	51,984	100,518	113,886
Cost and expenses
Cost of product revenues	33,709	30,973	66,797	63,313
Cost of licensing and other revenues	850	—	1,462	—
Research and development	11,786	10,299	24,436	19,058
Selling, general and administrative	34,309	33,227	71,891	63,635
Total cost and expenses	80,654	74,499	164,586	146,006
Loss from operations	(27,037)	(22,515)	(64,068)	(32,120)
Interest expense	(218)	(122)	(401)	(237)
Interest and other (expense) income, net	(413)	(519)	887	516
Loss before income taxes	(27,668)	(23,156)	(63,582)	(31,841)
Income tax expense	(64)	—	(111)	—
Net loss	$(27,732)	$(23,156)	$(63,693)	$(31,841)
Unrealized gain on available-for-sale securities, net of tax	62	548	262	2,359
Comprehensive loss	$(27,670)	$(22,608)	$(63,431)	$(29,482)

Net loss per share (Note 11):
Basic	$(0.52)	$(0.46)	$(1.20)	$(0.63)
Diluted	$(0.52)	$(0.46)	$(1.20)	$(0.63)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	53,088	51,445	52,924	50,942
Diluted	53,088	51,445	52,924	50,942

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

 (In thousands)

	Six months ended
	June 30,
	2017	2016
Operating activities
Net loss	$(63,693)	$(31,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,620	2,428
Stock-based compensation	5,420	5,292
Premium amortization and discount accretion on investment securities	515	761
Inventory excess adjustments	187	—
Loss on disposal of property and equipment	12	—
Impairment of assets	576	20
Non-cash interest accrual	399	237
Loss (gain) on investments	47	(112)
(Gain) loss from changes in fair value of warrants	(320)	306
Provision for doubtful accounts	(240)	479
Changes in operating assets and liabilities:
Accounts receivable	6,530	(789)
Inventory	(1,132)	(800)
Prepaid expenses and other current assets	1,349	(296)
Restricted cash	328	(32)
Other assets	223	(532)
Accounts payable	2,028	2,150
Accrued compensation	(2,961)	543
Other accrued liabilities	7,493	(156)
Deferred revenue	96	188
Deferred rent, net of current portion	1,457	1,964
Net cash used in operating activities	(38,066)	(20,190)

Investing activities
Purchases of investments	(4,219)	(30,118)
Proceeds from sale of investments	36,791	16,766
Proceeds from maturity of investments	3,000	18,000
Proceeds from sale of property and equipment	—	225
Purchases of property and equipment, net	(8,066)	(7,311)
Net cash provided by (used in) investing activities	27,506	(2,438)

Financing activities
Proceeds from exercise of stock options	939	2,268
Proceeds from issuance of common stock under employee stock purchase plan	1,503	970
Borrowings under credit facility	—	8,000
Repayment under credit facility	—	(1,000)
Net cash provided by financing activities	2,442	10,238

Net decrease in cash	(8,118)	(12,390)
Cash at beginning of period	15,256	28,947
Cash at end of period	$7,138	$16,557

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Horizon Carrier Screening ("Horizon") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty. All testing is available principally in the United States and Europe. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. Additional product offerings include Vistara, which is a new single-gene mutations screening test performed to detect single-gene disorders, and Evercord, which is a cord blood and cord tissue processing and storage service.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the six months ended June 30, 2017, the Company had a net loss of $63.7 million, and as of June 30, 2017, it had an accumulated deficit of $409.6 million. At June 30, 2017, the Company had $7.1 million in cash and cash equivalents, $95.0 million in marketable securities, and $50.0 million of outstanding debt with accrued interest. While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

The Company expects to develop and commercialize future products and, consequently, it will need to generate additional revenues to achieve future profitability and may need to raise additional equity or debt financing. If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to the Company. If the Company is unable to obtain additional financing, it may be required to delay the development and commercialization of its products and significantly scale back its business and operations.

On August 8, 2017, the Company completed a debt financing with an institutional investor pursuant to a senior secured term loan facility (the “2017 Term Loan”). The 2017 Term Loan has a maximum borrowing capacity of $100.0 million, with $75.0 million made available for use on the closing date of August 8, 2017. The remaining $25.0 million is available for use at the Company’s option at any time through December 31, 2018, subject to a minimum net revenue condition. The 2017 Term Loan will be used for general corporate purposes and to fund and support the Company’s business and operations. Interest will accrue on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an eighty-four month term and will mature in August 2024. The Company will only be required to make interest payments over the term of the loan, with repayment of the full outstanding balance on the maturity date. The Company’s obligations under the 2017 Term Loan are secured by substantially all of its assets, including its intellectual property, subject to certain customary exceptions. Shortly following the closing of the 2017 Term Loan, the Company will issue this institutional investor 300,000 shares of its common stock as a fee in consideration of the investor’s funding commitment.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 9, 2017.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. Short-term restricted cash consists of $0.8 million, which is a letter of credit for the previous sublease of the First Space (defined in Note 6) that expired in October 2016, however, the associated restriction has not been released as of June 30, 2017. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

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

The Company bills third-party payers for certain tests performed. The amount that is ultimately received from the payer for the Company’s claim and the timing of such payments are subject to the determination of the payer based on the nature of the test performed and their view of the Company’s business practices with respect to collections of plan deductibles and co-payments from patients and other activities. This determination can impact both the amount and timing of when the Company’s invoices are collected. Payers may also withhold payments and request refunds of prior payments if the payer asserts that the Company has not performed in accordance with the policies of these payers.

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and six months ended June 30, 2017 and 2016, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2017, there were no customers with an outstanding balance exceeding 10% of net accounts receivable, and as of December 31, 2016, one customer, Bio-Reference, had an outstanding balance of approximately 52% of net accounts receivable, which was collected in full by the Company in February 2017.

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

The Company recognizes revenues from Evercord for the collection and storage of newborn cord blood and cord tissue units. Deliverables consist of: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units, which are considered delivered at the beginning of the process (the “processing services”), with revenue for this deliverable recognized after the collection and successful processing of the cord blood and cord tissue units, and (ii) the storage of the cord blood and cord tissue units (the “storage services”), for either an annual fee or a prepayment covering the lifetime of the newborn donor, with revenue for this deliverable recognized ratably over the applicable storage period. The Company bundles its processing services together with first year storage, and each of them has its own standalone value to customers, and therefore, represents separate deliverables. The selling price for the processing services and the storage services are estimated based on the best estimate of selling price because the Company does not have vendor specific objective evidence or third-party evidence of selling price for these elements. Evercord revenues are reported in Licensing and Other Revenues in the statements of operations and comprehensive loss.

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

Starting January 1, 2016, the Company began using a different approach to estimate the expected term of its stock option awards, which involves calculating the average of—(1) its employees’ historical stock option exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. The Company applied this change in methodology prospectively and accounted for it as a change in accounting estimate.

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

Capitalized Software Held for Internal Use

The Company capitalizes costs of software purchased for internal use during the application development stage of a project and amortizes those costs over their estimated useful lives of three years. The net book value of capitalized software held for internal use was $2.4 million and $1.3 million as of June 30, 2017 and December 31, 2016, respectively. Amortized expense for amounts previously capitalized for both the three months ended June 30, 2017 and 2016 was $0.2 million. Amortized expense for amounts previously capitalized for the six months ended June 30, 2017 and 2016 was $0.4 million and $0.3 million, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	June 30,
	2016	Increase	Adjustment	2017
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(725)	$215	$47	$(463)
Total accumulated other comprehensive (loss) income, net of tax	$(725)	$215	$47	$(463)

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for potential dilutive shares. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of potential dilutive shares outstanding for the period, determined using the if-converted method. For purposes of the diluted net loss per share calculation, outstanding common stock options, RSUs, ESPP, unvested shares subject to repurchase, and warrants are considered potential dilutive shares but are excluded from this calculation as the result becomes anti-dilutive, unless the consideration of any one of them gives a dilutive effect.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. The Company adopted ASU 2015-17 prospectively in the first quarter of 2017, which did not result in a material impact on its financial statements as a full valuation allowance has been reserved against the deferred tax assets and liabilities on the Company’s balance sheet as of June 30, 2017.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The purpose of this ASU is to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance will be effective for the Company in the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2017-09 on its financial statements.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2017				December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$—	$—	$—	$—	$10,777	$—	$—	$10,777
U.S. Treasury securities	35,084	—	—	35,084	57,442	—	—	57,442
U.S. agency securities	—	46,979	—	46,979	—	56,114	—	56,114
Municipal securities	—	12,925	—	12,925	—	17,304	—	17,304
Total financial assets	$35,084	$59,904	$—	$94,988	$68,219	$73,418	$—	$141,637

Current Liabilities:
Warrants	$—	$—	$3,472	$3,472	$—	$—	$3,792	$3,792
Total financial liabilities	$—	$—	$3,472	$3,472	$—	$—	$3,792	$3,792

During the three and six months ended June 30, 2017, the Company did not make any transfers between Level I and Level II assets.

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

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the six months ended June 30, 2017:

Warrants
(in thousands)
Balance at December 31, 2016	$3,792
Change in fair value	(320)
Balance at June 30, 2017	$3,472

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based on inputs from a Black-Scholes option-pricing model, with the expected term of 5.8 years, risk-free interest rate of 1.98%, and market volatility of 63.9% that was determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

4. Financial Instruments

The Company has invested a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$—	$—	$—	$—	$10,777	$—	$—	$10,777
U.S. Treasury securities	35,387	—	(303)	35,084	57,846	—	(404)	57,442
U.S. agency securities	47,130	—	(151)	46,979	56,261	—	(147)	56,114
Municipal securities	12,934	6	(15)	12,925	17,478	—	(174)	17,304
Total	$95,451	$6	$(469)	$94,988	$142,362	$—	$(725)	$141,637

Classified as:
Cash equivalents				$—				$10,777
Short-term investments				94,988				130,860
Total				$94,988				$141,637

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three and six months ended June 30, 2017, the Company had immaterial realized gains and losses. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of June 30, 2017, the Company has 19 investments in an unrealized loss position in its portfolio. The Company earned interest income of $0.2 million and $0.5 million during the three and six months ended June 30, 2017, respectively. The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2017:

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$31,831	$31,776
Greater than one year but less than five years	63,620	63,212
Total	$95,451	$94,988

5. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2017	2016
		(in thousands)
Machinery and equipment	3-5 years	$31,266	$27,303
Furniture and fixtures	3 years	1,216	1,087
Computer equipment	3 years	4,573	861
Capitalized software held for internal use	3 years	3,689	2,172
Leasehold improvements	Lesser of useful life or lease term	10,666	10,444
Construction-in-process		3,375	9,759
		54,785	51,626
Less: Accumulated depreciation and amortization		(23,517)	(19,337)
Total Property and Equipment, net		$31,268	$32,289

During the six months ended June 30, 2017, the Company recorded an asset impairment charge of $0.6 million in cost of product revenues in the statements of operations and comprehensive loss. This charge was recorded following an impairment analysis completed in the fourth quarter of 2016 on certain sequencing and automation equipment whose service lives were determined to be significantly shorter than initially expected. Those equipment were completely phased out in January 2017 as the Company began its transition to the next generation of sequencing and automation equipment to help streamline its production workflows.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company agreed to pay total consideration of $3.2 million. The total consideration was paid in the third quarter of 2016. As of June 30, 2017 and December 31, 2016, $2.2 million and $2.6 million of deferred costs related to the total consideration paid were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement and for the three and six months ended June 30, 2017, the Company amortized $0.2 million and $0.4 million of such costs, respectively, which was recorded as a reduction of product revenue in the statements of operations and comprehensive loss.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Accrued paid time off	$1,858	$1,892
Accrued commissions	3,292	3,868
Accrued bonuses	1,329	2,387
Other accrued compensation	1,627	2,920
Total accrued compensation	$8,106	$11,067

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Reserves for refunds to insurance carriers	$10,978	$7,535
Accrued charges for outsourced testing	5,998	3,261
Testing and laboratory materials from suppliers	1,203	543
Other accrued expenses	3,823	4,521
Marketing and corporate affairs	807	202
Legal, audit and consulting fees	394	180
Accrued shipping charges	459	467
Sales tax payable	192	459
Accrued specimen service fees	714	469
Accrued rent	637	195
Clinical trials and studies	407	388
Leasehold improvement projects in progress	—	1,659
Total other accrued liabilities	$25,612	$19,879

6. Commitments and Contingencies

Operating Leases

As of June 30, 2017, the Company leases office facilities under non‑cancelable operating lease agreements. The Company currently occupies approximately 104,000 square feet of laboratory and office space at its San Carlos, California corporate headquarters pursuant to a lease that it directly entered into with its landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $309,372 per month. The Second Space covers approximately 16,000 square feet at a base rent of $60,730 per month. The Company paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately eighty-four months and expires in October 2023.

The Company terminated the previous sublease of the First Space (as defined above), which was then separated into two subleases with two separate lessors. One sublease covered approximately 61,000 square feet beginning January 2013, which was secured by a $0.8 million letter of credit in favor of the lessor (as described in Note 2 under Restricted Cash) and terminated in October 2016. The other sublease covered approximately 27,000 square feet beginning March 2014, which was secured by a $0.3 million letter of credit in favor of the lessor and terminated in January 2017. As of January 31, 2017, the $0.3 million letter of credit expired, and its associated restricted cash balance was released. A new lease of approximately 104,000 square feet was negotiated by the Company and began in October 2016 (as described above), which consolidated the First Space and provided the Second Space (as described above) to accommodate the its growth and support its operations in California at one location.

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

In October 2015, the Company’s subsidiary entered into a one-year lease agreement for temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month-to-month basis following the twelfth month. The terms of the lease include a $12,900 security deposit, which was refunded by the landlord to the Company in June 2017.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term was 132 months beginning in December 2015 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the landlord has allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of June 30, 2017, the full amount of the allowance has been reimbursed by the landlord.

The future annual minimum lease payments under all non-cancelable operating leases as of June 30, 2017 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2017 (remaining 6 months)	$3,394
2018	7,343
2019	7,025
2020	7,106
2021	7,297
2022 and thereafter	20,956
Total future minimum lease payments	$53,121

Rent expense for the three months ended June 30, 2017 and 2016 was $1.7 million and $1.3 million, respectively, and $3.4 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo, against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded back to the San Mateo Superior Court. The Company has appealed the remand and discovery has been stayed, or held, pending the appeal. The Company has also filed a demurrer, or a request for dismissal as a matter of law, in the Superior Court, which has been heard but not yet decided. The Company intends to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. In light of, among other things, the early stage of these actions, the Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On March 4, 2016, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Diego, by a patient alleging that Natera failed to perform a carrier screening test that was ordered. The complaint seeks compensatory damages. This matter is in the discovery stage. The Company has filed a motion for summary judgment, which has not yet been heard. The Company intends to vigorously defend against the claims in this lawsuit, and assert any counterclaims that may be available to it. The Company cannot provide any assurance as to the ultimate outcome or that an adverse resolution of this lawsuit would not have a material adverse effect on its financial condition and results of operations. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

Contractual Commitments

As of June 30, 2017, the Company has non-cancelable contractual commitments with a supplier for approximately $6.8 million and other material supplier commitments for approximately $4.0 million for inventory material used in the laboratory testing process.

As of June 30, 2017, the Company has a non-cancelable license agreement with a vendor for approximately $2.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

As of June 30, 2017, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $5.6 million. This represents binding and remaining commitments with the vendor through December 31, 2021.

The Company amended one of its existing agreements with one of its vendors in exchange for certain additional rights under the agreement. As of June 30, 2017, the Company has a contractual commitment with this vendor for $4.5 million through December 31, 2018.

7. Stock‑Based Compensation

2007 and 2015 Stock Plans

In January 2007, the Board of Directors (the “Board”) adopted, and the Company’s stockholders approved, the Company’s 2007 Stock Plan (the “2007 Plan”), which was amended and restated on March 25, 2010 and amended on April 16, 2015. Pursuant to the 2007 Plan, stock options may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or non-statutory stock options. Under the amended and restated 2007 Plan, as amended, the Company had reserved 15,999,289 shares of its common stock for issuance through March 31, 2016. The 2007 Plan was terminated in July 2015; however, the terms of the 2007 Plan will continue to govern any outstanding awards thereunder.

In June 2015, the Board adopted, and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which, by its terms, took effect as of the Company’s IPO on July 2, 2015. The Company reserved 3,451,495 shares of its common stock for issuance under the 2015 Plan; in addition, the Company authorized the reservation of up to 9,890,310 shares of common stock to cover shares reserved but unissued under the 2007 Plan and shares subject to outstanding awards under the 2007 Plan that expire or lapse unexercised or shares issued under the 2007 Plan that are subsequently reacquired by the Company.

Performance-based Awards

In June 2017, the Board approved a stock option grant of 425,000 shares to the Company’s chief executive officer, of which 200,000 shares are performance-based options. The vesting of these performance-based options is contingent upon the completion of requisite service for the next three years and the achievement of certain milestones within such time period. The milestones are (i) to successfully secure a specified strategic arrangement, at which point 50,000 shares will begin vesting over one year in equal quarterly installments, (ii) to successfully secure a specified licensing arrangement, at which point 75,000 shares will begin vesting over one year in equal quarterly installments, and (iii) to successfully secure specified licensing arrangements related to oncology, at which point 75,000 shares will begin vesting over one year in equal quarterly installments. Each milestone is independent of the other.

For the three months ended June 30, 2017, the Company did not recognize any compensation expense associated with the performance-based options since none of the milestones were achieved or were probable of being achieved.

Employee Stock Purchase Plan

In the second quarter of 2015, shareholders approved the 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s IPO on July 2, 2015. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 5,000 shares of stock during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate that exceeds $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time. The Company has made 893,548 shares available for issuance under the Plan, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock

(subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Board.

The first offering period of fiscal year 2017 started on November 1, 2016 and ended April 30, 2017, and 211,729 shares were purchased at the end of this offering period for total proceeds of $1.5 million. The second offering period of fiscal year 2017 started on May 1, 2017 and will end on October 31, 2017. As of June 30, 2017, no shares have been purchased in this offering period.

Stock Options

The following table summarizes option activity for the six months ended June 30, 2017:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2016	4,115	9,043	$5.72	7.55	$55,396
Additional shares authorized	2,107	—
Options granted	(1,568)	1,568	$10.23
Options exercised	—	(280)	$3.36
Options forfeited/cancelled	380	(380)	$10.23
Balance at June 30, 2017	5,034	9,951	$6.33	7.44	$46,865
Exercisable at June 30, 2017		5,415	$3.89	6.25	$38,550
Vested and expected to vest at June 30, 2017		9,509	$6.19	7.37	$46,054

Restricted Stock Awards

In February 2016, the Company granted 24,540 fully vested shares to a non-employee service provider.

Restricted Stock Units

Starting April 2016, the Company began granting RSUs to its employees from the 2015 Plan. The following table summarizes RSU activity for the six months ended June 30, 2017:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2016	159	$9.80
Granted	295	$10.25
Vested	(51)	$9.70
Canceled/forfeited	(20)	$9.64
Balance at June 30, 2017	383	$10.16

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,
	2017			2016
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$139	$13	$152	$157	$32	$189
Research and development	730	—	730	716	1	717
Selling, general and administrative	1,992	3	1,995	1,940	51	1,991
Total	$2,861	$16	$2,877	$2,813	$84	$2,897

	Six months ended June 30,
	2017			2016
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$282	$1	$283	$315	$7	$322
Research and development	1,380	—	1,380	1,321	—	1,321
Selling, general and administrative	3,756	1	3,757	3,401	248	3,649
Total	$5,418	$2	$5,420	$5,037	$255	$5,292

As of June 30, 2017, approximately $23.4 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 2.8 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended June 30,						Six months ended June 30,
	2017			2016			2017			2016
Expected term (years)	5.1	—	5.2	5.1	—	5.2	5.1	—	5.2	5.1	—	5.2
Expected volatility	62.7%	—	62.9%	68.5%	—	69.2%	62.7%	—	62.9%	68.5%	—	71.0%
Expected dividend rate			0%			0%			0%			0%
Risk-free interest rate	1.80%	—	1.87%	1.18%	—	1.24%	1.80%	—	1.91%	1.18%	—	1.24%

Valuation of Stock Option Grants to Non-Employees

As of June 30, 2017, total options outstanding include 136,046 shares of option awards that were granted to non-employees, of which 6,930 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017			2016
Expected term (years)	2.7	2.8			2.7	2.8	—	3.2
Expected volatility	52.2%	56.5%	51.7%	—	52.2%	56.5%	—	72.6%
Expected dividend rate	0%	0%			0%			0%
Risk-free interest rate	1.50%	0.68%	1.42%	—	1.50%	0.68%	—	0.90%

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

8. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. In October 2015, the Company borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS Acquisition Offshore, LP. The Credit Line bears interest at 30-day LIBOR plus 0.65%. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line Obligations and terminate the Credit Line, in its discretion and without cause, at any time.

In November 2015, the Company borrowed an additional $10.0 million from the Credit Line to provide working capital, which increased the total principal amount outstanding to $42.0 million. In June 2016, the Company borrowed an additional $8.0 million and repaid $1.0 million on the Credit Line, thereby increasing the total principal amount outstanding to $49.0 million, with accrued interest of $0.6 million as of December 31, 2016. As of June 30, 2017, additional interest of $0.2 was accrued, and the total principal amount outstanding with accrued interest was $50.0 million.

9. Warrants

In April 2014, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share. The warrants were granted to ROS Acquisition Offshore LP in connection with the Company’s senior secured term loan and expire on April 18, 2023. It was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. As of June 30, 2017, these warrants remain exercisable for common stock.

10. Income Taxes

The Company provides testing to clinics that are based in a foreign country, which contributed to a foreign income tax expense of $64,000 and $0.1 million for the three and six months ended June 30, 2017, respectively. The Company did not record any income tax expense for the three and six months ended June 30, 2016. During these periods, the Company’s activities were primarily limited to U.S. federal and state tax jurisdictions. The federal and state effective tax rate is approximately 37% before research and development credits and permanent adjustments related to stock-based compensation and change in the fair value of warrants.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subjected to a valuation allowance as of June 30, 2017. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $5.2 million and $4.3 million in unrecognized tax benefits at June 30, 2017 and December 31, 2016, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2017, there were no accrued interest and penalties related to uncertain tax positions.

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

For the three and six months ended June 30, 2017, the warrants were excluded from the computation of diluted net loss per share as the change in its fair value and assumed exercises yielded an anti-dilutive effect. Other potentially dilutive common share equivalents such as outstanding common stock options, restricted stock and unvested common shares subject to repurchase were not included in the computation of diluted net loss per share for all periods as they also gave an anti-dilutive effect, which represents a reduction of the net loss per share.

The following table provides the basic and diluted net loss per share computations for the three and six months ended June 30, 2017 and 2016.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Numerator:
Net loss, basic and diluted	$(27,732)	$(23,156)	$(63,693)	$(31,841)

Denominator:
Weighted-average shares outstanding	53,088	51,445	52,924	51,124
Less: weighted-average unvested shares subject to repurchase	—	—	—	(182)
Weighted-average number of shares used in computing net loss per share, basic and diluted	53,088	51,445	52,924	50,942

Net loss per share, basic and diluted	$(0.52)	$(0.46)	$(1.20)	$(0.63)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2017 and 2016:

	June 30,
	2017	2016
	(in thousands)
Options to purchase common stock	9,951	9,411
Warrants to purchase common stock	377	377
Restricted stock units	383	187
Employee stock purchase plan	86	73
	10,797	10,048

12. Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

United States	$47,341	$45,290	$88,685	$101,311
Americas, excluding U.S.	785	724	1,485	1,303
Europe, Middle East, India, Africa	3,620	4,256	6,836	7,899
Other	1,871	1,714	3,512	3,373
Total	$53,617	$51,984	$100,518	$113,886

13. Subsequent Events

Effective July 5, 2017, the Company’s existing credit line with UBS was amended to modify the originally stated interest from 30-day LIBOR plus 0.65% to 30-day LIBOR plus 1.10%. This amendment was accounted for as a modification of the original arrangement. In return, the Company’s investments required to be collateralized were reduced.

On August 8, 2017, the Company completed a debt financing with an institutional investor pursuant to a senior secured term loan facility (the “2017 Term Loan”). The 2017 Term Loan has a maximum borrowing capacity of $100.0 million, with $75.0 million made available for use on the closing date of August 8, 2017. The remaining $25.0 million is available for use at the Company’s option at any time through December 31, 2018, subject to a minimum net revenue condition. The 2017 Term Loan will be used for general corporate purposes and to fund and support the Company’s business and operations. Interest will accrue on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an eighty-four month term and will mature in August 2024. The Company will only be required to make interest payments over the term of the loan, with repayment of the full outstanding balance on the maturity date. The Company’s obligations under the 2017 Term Loan are secured by substantially all of its assets, including its intellectual property, subject to certain customary exceptions. Shortly following the closing of the 2017 Term Loan, the Company will issue this institutional investor 300,000 shares of its common stock as a fee in consideration of the investor’s funding commitment.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best-in-class accuracy and coverage. In addition to our direct sales force in the United States, we have a global network of over 70 laboratory and distribution partners, including many of the largest international laboratories. We are enabling even wider adoption of our technology by introducing a global cloud-based distribution model. We have launched eight molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We also launched our Constellation software platform in May 2015. In April 2017, we launched Evercord TM, which is a newborn cord blood and tissue processing and storage service, and in May 2017, we launched Vistara, which is a new single-gene mutations screening test performed to detect single-gene disorders. During the year ended December 31, 2016, we processed greater than 447,000 tests, comprised of approximately 430,000 tests accessioned in our laboratory and 17,000 tests processed through our Constellation software platform, or Constellation units. During the six months ended June 30, 2017, we processed approximately 247,100 tests, comprised of approximately 233,700 tests accessioned in our laboratory and 13,400 Constellation units. Over 331,000 Panorama tests were accessioned during the year ended December 31, 2016, and approximately 168,000 Panorama tests were accessioned during the six months ended June 30, 2017. Our revenues have grown from $4.3 million in 2010 to $217.1 million in the year ended December 31, 2016. Our revenues declined to $100.5 million in the six months ended June 30, 2017 from $113.9 million in the same period of the prior year.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of Spectrum Preimplantation Genetic Screening (PGS) in 2009 and Spectrum Preimplantation Genetic Diagnosis (PGD) in 2010; Anora Products of Conception (POC) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screen (HCS) in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; Constellation in 2015, Evercord and Vistara in 2017.

In the six months ended June 30, 2017 and year ended December 31, 2016, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our Horizon Carrier Screening and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests and individual patients and families for our Evercord cord blood and tissue service. We market and sell our tests both through our sales force and those of our laboratory partners. We bill clinics, laboratory partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory and distribution partners, our partners in turn bill clinics, patients and insurance payers. Insurers reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the payers with positive NIPT coverage determinations include UnitedHealthCare, AETNA, Anthem, Humana and CIGNA. As of June 30, 2017, we have in-network contracts with insurance providers that account for over 198 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory partners, and the number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. We processed approximately 247,100 tests during the six months ended June 30, 2017, comprised of approximately 233,700 tests accessioned and 13,400 Constellation units, compared to approximately 216,600 tests processed during the six months ended June 30, 2016, comprised of approximately 209,000 tests accessioned and 7,600 Constellation units. This increase in volume is primarily due to the commercial growth of our Panorama and HCS tests, and tests processed through our Constellation software platform that was launched in May 2015. We significantly increased the number of our domestic sales representatives in the third quarter of 2014 through the second quarter of 2015 in an effort to increase the number of tests distributed through our direct sales force. The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2017 was 82%, up from 81% for the six months ended June 30, 2016. The percent of our revenues attributable to U.S. laboratory partners for the six months ended June 30, 2017 was 7%, which was a decrease from 8% when compared to the six months ended June 30, 2016 as a result of the termination of our licensing and distribution agreement with Bio-Reference in January 2017. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the six months ended June 30, 2017 was 12%, up from 11% for the six months ended June 30, 2016.

In addition to distributing molecular diagnostic tests through our direct sales force and laboratory partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $2.3 million and $1.1 million in revenues from our licensing arrangements during the six months ended June 30, 2017 and 2016, respectively. The DDC arrangement commenced in the second quarter of 2014 and our other arrangements commenced beginning in the fourth quarter of 2015.

In April 2017, we launched Evercord, which is a cord blood and cord tissue processing and storage service. Our U.S. direct sales force sells Evercord to the same OB/GYNs who prescribe and order Panorama and HCS, as well as to our existing and past patients who have used our Panorama or HCS tests. Upon the launch of Evercord, we also entered into an agreement with an umbilical cord blood bank to perform processing and testing of cord blood and cord tissue units and store those units at a designated facility.

In May 2017, we launched Vistara, which is our new single-gene mutations screening test performed to detect single-gene disorders and offered as an option to patients. Upon the launch of Vistara, we entered into an agreement with a laboratory partner to collaborate in improving test performance and to launch commercially.

Our revenues decreased to $100.5 million in the six months ended June 30, 2017 from $113.9 million in the six months ended June 30, 2016. Panorama revenues accounted for $64.3 million, or 64%, of our revenues for the six months ended June 30, 2017 and $70.7 million, or 62%, of our revenues for the six months ended June 30, 2016. HCS revenues accounted for $27.8 million, or 28%, of our revenues for the six months ended June 30, 2017 and $34.7 million, or 31%, of our revenues for the six months ended June 30, 2016. A significant proportion of our revenues in the six months ended June 30, 2017 were derived from in-network payer contracts. In January 2017, we terminated our licensing and distribution agreement for Panorama with Bio-Reference. For the three and six months ended June 30, 2017 and 2016, there were no customers exceeding 10% of total revenue on an individual basis. Sales of Panorama to Bio-Reference represented 7% of our revenues generated from Panorama in the six months ended June 30, 2016. Revenues from customers outside the United States were $11.8 million and $12.6 million for the six months ended June 30, 2017 and 2016, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the six months ended June 30, 2017 and 2016 were $63.7 million and $31.8 million, respectively. This included non-cash stock compensation expense of $5.4 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $409.6 million.

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

The fixed fees identified in contracts with laboratory partners change only if a pricing amendment is agreed upon between both parties. In contracts, whereby we have a fixed fee agreement, revenue is recognized when collection is reasonably assured and all other revenue recognition criteria is met. For cases in which there is no fixed price established with a laboratory partner, we then recognize revenues from partner distributed tests on a cash basis. For tests sold through a limited number of our laboratory partners, we bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We receive licensing revenue through the licensing and the provisioning of services to support the use of our proprietary technology with our licensees. Licensing revenues are recognized when earned under the terms of the related agreements and are presented as Licensing and Other Revenues in the statements of operations and comprehensive loss.

We recognize revenues from Evercord for the collection and storage of newborn cord blood and cord tissue units. Deliverables consist of: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units, which are considered delivered at the beginning of the process (the “processing services”), with revenue for this deliverable recognized after the collection and successful processing of the cord blood and cord tissue units, and (ii) the storage of the cord blood and cord tissue units (the “storage services”), for either an annual fee or a prepayment covering the lifetime of the newborn donor, with revenue for this deliverable recognized ratably over the applicable storage period. We bundle our processing services together with first year storage, and each of them has its own standalone value to customers, and therefore, represents separate deliverables. The selling price for the processing services and the storage services are estimated based on the best estimate of selling price because we do not have vendor specific objective evidence or third-party evidence of selling price for these elements. Evercord revenues are reported in Licensing and Other Revenues in the statements of operations and comprehensive loss.

Revenue recognized on a cash basis represented 82% and 85% of our revenues for the three months ended June 30, 2017 and 2016, respectively, and 83% and 86% of our revenues for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we have 23 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three and six months ended June 30, 2017, we recognized revenue from eight of such arrangements.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, offer additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although many third-party payers have begun to reimburse for this, and we believe that the remaining third-party payers will do so in the future. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to reduced reimbursement, or third-party payers declining to reimburse. Any such decline in reimbursement would decrease our revenues. Our financial performance is also impacted by our having increased our in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test decreases accordingly. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing and we will continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our Constellation software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues, per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, its associated gross margin is higher.

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

However, having rapidly achieved scale, we have increased our focus on more efficient use of labor, automation, and DNA sequencing. For example, we have recently updated the molecular and bioinformatics process for Panorama to further reduce the sequencing reagents, test steps and associated labor costs required to obtain a test result, while increasing the accuracy of the test to allow it to run with lower fetal fraction input. These improvements also reduced the frequency of the need to require blood redraws from the patient. In addition, we are continuing to grow our cloud-based distribution network. This model reduces sample shipping, labor, and material costs at our CLIA-certified laboratory in California. Five of our laboratory licensees have begun running tests developed under license from us in their own laboratories, leaving us to provide only the algorithmic data analysis in the cloud through our Constellation software and software maintenance. We have agreements with 23 laboratories and are in active discussions with many other potential licensees under this distribution model.

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred by our research and development team to improve and maintain our Constellation software platform, and amortization of Constellation software development costs. Cost of licensing and other revenues also include costs associated with Evercord, which is a cord blood and cord tissue processing and storage service. Such costs are related to collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility.

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

Interest and Other (Expense) Income, net

Interest and other (expense) income, net is from interest earned on our cash, realized gains on investments, foreign currency re-measurement gains and changes in the fair value of our warrants.

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

We consider our critical accounting policies and estimates to be revenue recognition, income taxes, fair value measurements, stock-based compensation, and impairment of long-lived assets. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Results of operations

Comparison of the three months ended June 30, 2017 and 2016

	Three months ended
	June 30,		Increase /	% Increase /
	2017	2016	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues:
Product revenues	$52,276	$51,231	$1,045	2.0%
Licensing and other revenues	1,341	753	588	78.1
Total revenues	53,617	51,984	1,633	3.1
Cost and expenses:
Cost of product revenues	33,709	30,973	2,736	8.8
Cost of licensing and other revenues	850	—	850	**
Research and development	11,786	10,299	1,487	14.4
Selling, general and administrative	34,309	33,227	1,082	3.3
Total cost and expenses	80,654	74,499	6,155	8.3
Loss from operations	(27,037)	(22,515)	(4,522)	20.1
Interest expense	(218)	(122)	(96)	78.7
Interest and other (expense), net	(413)	(519)	106	(20.4)
Loss before income taxes	(27,668)	(23,156)	(4,512)	19.5
Income tax expense	(64)	—	(64)	**
Net loss	$(27,732)	$(23,156)	$(4,576)	19.8%

** not meaningful

Revenues

Revenues increased $1.6 million, or 3.1%, from the three months ended June 30, 2016 to the three months ended June 30, 2017. This was primarily due to an increase in volume of tests performed. Approximately 46% of our revenues during the three months ended June 30, 2017 were derived from test volumes accessioned within the same quarter; the remaining revenues were derived from tests accessioned in prior periods. Panorama revenue increased $0.8 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and HCS revenue increased $0.4 million during the three months ended June 30, 2017 compared to the same period of the prior year as a result of test volume growth. The growth was impacted by lower average selling price per test paid by insurance carriers that transitioned from out-of-network to in-network payer contracts, which also caused total revenues of our other tests to decrease $0.2 million when compared to the same period of the prior year. Licensing and other revenues increased by $0.6 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as we entered into additional licensing and service arrangements related to the Constellation software platform with our laboratory partners, and as a result of the launch of Evercord, which is our cord blood and cord tissue processing and storage service.

During the three months ended June 30, 2017, we processed approximately 125,700 tests, comprised of approximately 118,700 tests accessioned and 7,000 Constellation units. Approximately 83,900 Panorama tests and 30,700 HCS tests were accessioned during the three months ended June 30, 2017. We recognized revenue on approximately 75,500 tests, including approximately 54,600 Panorama tests and 18,600 HCS tests, in the three months ended June 30, 2017. Forty-eight percent of the 75,500 tests, including 51% of the 54,600 Panorama tests and 42% of the 18,600 HCS tests, were accessioned in the three months ended June 30, 2017, and the remainder were accessioned in prior periods. During the three months ended June 30, 2016, we processed approximately 107,600 tests, comprised of approximately 103,800 tests accessioned and 3,800 Constellation units. Approximately 80,700 Panorama tests and 18,800 HCS tests were accessioned during the three months ended June 30, 2016. We recognized revenue on approximately 51,300 tests, including approximately 40,000 Panorama tests and 8,600 HCS tests, in the three months ended June 30, 2016. Fifty percent of the 51,300 tests, including 53% of the 40,000 Panorama tests and 39% of the 8,600 HCS tests, were accessioned in the three months ended June 30, 2016 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for certain tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The percentage of revenue recognized from tests accessioned in the three months ended June 30, 2017 was 48%, compared to 50% in three months ended June 30, 2016.

Revenues from customers outside the United States were $6.3 million and $6.7 million for the three months ended June 30, 2017 and 2016, respectively.

Cost of product revenues

Cost of product revenues increased $2.7 million, or 8.8%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to $4.9 million of additional costs incurred primarily due to increased volume of HCS tests accessioned in the three months ended June 30, 2017, higher freight charges and overhead of $0.6 million, and a temporary increase in expenses and material costs caused by increased vendor materials qualification activities during the processing of Version 3 of Panorama tests, offset by $2.4 million cost savings from Panorama test processing following our transition to Version 3 of Panorama and a $0.4 million of reduced material costs as a result of lower number of other tests processed. As a percentage of product revenues, cost of product revenues increased 4.0% from 60.5% of revenues for the three months ended June 30, 2016 to 64.5% for the three months ended June 30, 2017.

Cost of licensing and other revenues

Cost of licensing and other revenues increased $0.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as we increased licensing of the cloud-based software product to our licensees and continued to improve and maintain our Constellation software platform. In the three months ended June 30, 2017, approximately $0.4 million of engineering costs was allocated to cost of licensing and other revenues, and $0.1 million was related to the amortization of the Constellation software development and other material costs.

Cost of licensing and other revenues also included costs associated with our new product, Evercord. Such costs were related to collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility. In the three months ended June 30, 2017, $0.3 million of such costs were recorded in cost of licensing and other revenues.

Research and development

Research and development expenses increased $1.5 million, or 14.4%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in research and development expenses was primarily attributable to a $0.3 million increase in salaries and employee benefits associated with headcount growth, which also caused a total of $0.4 million increase in facility-related costs and office expenses, along with higher rent and management fees charged for our headquarters in San Carlos, California. Expenses associated with ongoing clinical trials and laboratory supplies increased $0.5 million. Depreciation and overhead increased $0.5 million as a result of testing and validation performed on our next generation of sequencing and automation equipment. These increases were offset by $0.2 million reduced spending on consulting fees.

Selling, general and administrative

Selling, general and administrative expenses increased $1.1 million, or 3.3%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to a $1.5 million increase in salaries and employee benefits associated with headcount growth, merit salary adjustments, higher health insurance premiums charged by insurance carriers, and a $0.4 million increase in outside service costs primarily due to the outsourcing of our staff recruiting and consulting fees paid for projects on information technology, legal fees paid for work related to our patented technology, partially offset by reduced spending on temporary insurance billing and accounting staff. Facilities and related expenses also increased due to higher rent and management fees charged to our headquarters in San Carlos, California, partially offset by a reduction in net rent expenses in our Austin, Texas office as we received reimbursements for tenant improvement projects. These increases were offset by reduced spending of $0.8 million on sales and marketing and travel expenses as we scaled back on the level of promotional events and tradeshows.

Interest expense

Interest expense was $0.2 million in the three months ended June 30, 2017, compared to $0.1 million in the three months ended June 30, 2016, primarily due to the variable interest rate on the Credit Line, which was higher in the three months ended June 30, 2017. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest and other (expense), net

Interest and other expense, net decreased $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a favorable movement on the change in the fair value of our warrant liability totaling approximately $0.1 million.

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended
	June 30,		Increase /	% Increase /
	2017	2016	(Decrease)	(Decrease)
	(In thousands except percentage)
Revenues:
Product revenues	$98,189	$112,367	$(14,178)	(12.6)%
Licensing and other revenues	2,329	1,519	810	53.3
Total revenues	100,518	113,886	(13,368)	(11.7)
Cost and expenses:
Cost of product revenues	66,797	63,313	3,484	5.5
Cost of licensing and other revenues	1,462	—	1,462	**
Research and development	24,436	19,058	5,378	28.2
Selling, general and administrative	71,891	63,635	8,256	13.0
Total cost and expenses	164,586	146,006	18,580	12.7
Loss from operations	(64,068)	(32,120)	(31,948)	99.5
Interest expense	(401)	(237)	(164)	69.2
Interest and other income	887	516	371	71.9
Loss before income taxes	(63,582)	(31,841)	(31,741)	99.7
Income tax expense	(111)	—	(111)	**
Net loss	$(63,693)	$(31,841)	$(31,852)	100.0%

** not meaningful

Revenues

Revenues decreased $13.4 million, or 11.7%, from the six months ended June 30, 2016 to the six months ended June 30, 2017. This was primarily due to lower average selling price per test paid by insurance carriers that transitioned from out-of-network to in-network, which caused Panorama revenues to decrease $6.4 million and HCS revenues to decrease $6.9 million. Approximately 62% of our revenues during the six months ended June 30, 2017 were derived from test volumes accessioned within the same quarter; the remaining revenues were derived from tests accessioned in prior periods. The lower average selling price charged to in-network insurance carriers also impacted total revenues of our other tests, which decreased $0.9 million when compared to the same period of the prior year. Licensing and other revenues increased by $0.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as we entered into additional licensing and service arrangements related to the Constellation software platform with our laboratory partners, and as a result of the launch of Evercord, which is our cord blood and cord tissue processing and storage service.

During the six months ended June 30, 2017, we processed approximately 247,100 tests, comprised of approximately 233,700 tests accessioned and 13,400 Constellation units. Approximately 168,000 Panorama tests and 57,600 HCS tests were accessioned during the six months ended June 30, 2017. We recognized revenue on approximately 132,400 tests, including approximately 97,700 Panorama tests and 30,400 HCS tests, in the six months ended June 30, 2017. Sixty-six percent of the 132,400 tests, including 68% of the 97,700 Panorama tests and 62% of the 30,400 HCS tests, were accessioned in the six months ended June 30, 2017, and the remainder were accessioned in prior periods. During the six months ended June 30, 2016, we processed approximately 216,600 tests, comprised of approximately 209,000 tests accessioned and 7,600 Constellation units. Approximately 162,600 Panorama tests and 38,300 HCS tests were accessioned during the six months ended June 30, 2016. We recognized revenue on approximately 97,000 tests, including approximately 78,300 Panorama tests and 15,000 HCS tests, in the six months ended June 30, 2016. Sixty-seven percent of the 97,000 tests, including 69% of the 78,300 Panorama tests and 64% of the 15,000 HCS tests, were accessioned in the six months ended June 30, 2016 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for certain tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The percentage of revenue recognized from tests accessioned in the six months ended June 30, 2017 was 66%, compared to 67% in six months ended June 30, 2016.

Revenues from customers outside the United States were $11.8 million and $12.6 million for the six months ended June 30, 2017 and 2016, respectively.

Cost of product revenues

Cost of product revenues increased $3.5 million, or 5.5%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to $7.3 million of additional costs incurred by increased volume of HCS tests accessioned in the six months ended June 30, 2017, higher freight charges and overhead of $1.5 million, an asset impairment charge and inventory excess adjustments of $0.8 million related to the phasing out of our previous generation of automation and sequencing technology, and a temporary increase in expenses and material costs caused by increased vendor materials qualification activities during the processing of Version 3 of Panorama tests, offset by $5.7 million cost savings from Panorama test processing following our transition to the next generation of automation and sequencing technology and $0.4 million of reduced material costs as a result of lower number of other tests processed. As a percentage of product revenues, cost of product revenues increased 11.7% from 56.3% of revenues for the six months ended June 30, 2016 to 68.0% for the six months ended June 30, 2017.

Cost of licensing and other revenues

Cost of licensing and other revenues increased $1.4 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as we increased licensing of the cloud-based software product to our licensees and continued to improve and maintain our Constellation software platform. In the six months ended June 30, 2017, approximately $0.9 million of engineering costs was allocated to cost of licensing and other revenues, and $0.2 million was related to the amortization of the Constellation software development and other material costs.

Cost of licensing and other revenues also included costs associated with our new product, Evercord. Such costs were related to materials consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility. In the six months ended June 30, 2017, $0.3 million of such costs were recorded in cost of licensing and other revenues.

Research and development

Research and development expenses increased $5.4 million, or 28.2%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in research and development expenses was primarily attributable to a $2.3 million increase in salaries and employee benefits associated with headcount growth, which also caused a total of $0.9 million increase in facility-related costs and office expenses, along with higher rent and management fees charged for our headquarters in San Carlos, California. Expenses associated with ongoing clinical trials and laboratory supplies increased $1.1 million. Depreciation and overhead increased $0.5 million as a result of testing and validation performed on our next generation of sequencing and automation equipment, and outside services increased $0.4 million.

Selling, general and administrative

Selling, general and administrative expenses increased $8.3 million, or 13.0%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to a $6.0 million increase in salaries and employee benefits associated with headcount growth, merit salary adjustments, higher health insurance premiums charged by insurance carriers, and higher stock-based compensation expense from the new ESPP offered to our employees. Outside service costs increased a total of $1.8 million, of which $0.8 million was related to outsourcing our staff recruiting effort partially offset by reduced spending on temporary insurance billing and accounting staff, $0.8 million was legal fees paid for work related to corporate affairs and patented technology, and $0.2 million was accounting and audit fees as a result of our annual audit and quarterly financial reviews. Facility-related and office expenses increased $0.8 million as a result of higher spending on supplies, software subscription and increased depreciation expense, along with higher rent and management fees charged for our headquarters in San Carlos, California, partially offset by a reduction in net rent expenses in our Austin, Texas office as we received reimbursements for tenant improvement projects. These increases were offset by reduced spending of $0.4 million on sales and marketing and travel expenses as we scaled back on the level of promotional events and tradeshows.

Interest expense

Interest expense was $0.4 million in the six months ended June 30, 2017, compared to $0.2 million in the six months ended June 30, 2016, primarily due to the variable interest rate on the Credit Line, which was higher in the six months ended June 30, 2017. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest and other income

Interest and other income increased $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a $0.6 million favorable movement on the change in the fair value of our warrant liability, offset by a decrease in interest income and other expenses of $0.2 million primarily attributable to our reduced investment portfolio.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2017, we had a net loss of $63.7 million, and we expect to incur additional losses in future periods. As of June 30, 2017, we had an accumulated deficit of $409.6 million. As of June 30, 2017, we had $7.1 million in cash and cash equivalents, $0.8 million of short-term restricted cash and $95.0 million in short-term investments.

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

In November 2015, we borrowed an additional $10.0 million from the Credit Line to provide working capital, which increased the total principal amount outstanding to $42.0 million. In June 2016, we borrowed an additional $8.0 million and repaid $1.0 million on the Credit Line, thereby increasing the total principal amount outstanding to $49.0 million, with accrued interest of $0.6 million as of December 31, 2016. As of June 30, 2017, additional interest of $0.2 million was accrued, and the total principal amount outstanding with accrued interest was $50.0 million.

Liquidity Matters

We have incurred net losses since its inception and anticipate net losses and negative operating cash flows for the near future. For the six months ended June 30, 2017, we had a net loss of $63.7 million, and as of June 30, 2017, we had an accumulated deficit of $409.6 million. At June 30, 2017, we had $7.1 million in cash and cash equivalents, $95.0 million in marketable securities, and $50.0 million of outstanding debt with accrued interest. While we have introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, we have funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

We expect to develop and commercialize future products and, consequently, we will need to generate additional revenues to achieve future profitability and may need to raise additional equity or debt financing. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development and commercialization of our products and significantly scale back our business and operations.

On August 8, 2017, we completed a debt financing with an institutional investor through the borrowing of Senior Secured Delay Draw Term Loan (the “2017 Term Loan”). The 2017 Term Loan has a maximum borrowing capacity of $100.0 million, with $75.0 million made available for use on the closing date of August 8, 2017. The remaining $25.0 million is available for use at our option at any time through December 31, 2018, subject to a minimum net revenue condition. The 2017 Term Loan will be used for general corporate purposes and to fund and support our business and operations. Interest will accrue on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an eighty-four month term and will mature in August 2024. We will only be required to make interest payments over the term of the loan, with repayment of the full outstanding balance on the maturity date. Our obligations under the 2017 Term Loan are secured by substantially all of our assets, including our intellectual property, subject to certain customary exceptions. Shortly following the closing of the 2017 Term Loan, we will issue this institutional investor 300,000 shares of our common stock as a fee in consideration of the investor’s funding commitment.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 9, 2017.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash used in operating activities	$(38,066)	$(20,190)
Cash provided by (used in) investing activities	27,506	(2,438)
Cash provided by financing activities	2,442	10,238
Net decrease in cash	(8,118)	(12,390)
Cash at beginning of year	15,256	28,947
Cash at end of period	$7,138	$16,557

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2017 was $38.1 million. The net loss of $63.7 million includes $10.2 million in non‑cash benefits resulting from $5.4 million of stock-based compensation expense, $3.6 million of depreciation and amortization, an asset impairment charge of $0.6 million recorded as a result of us entirely phasing out certain sequencing and automation equipment, $0.5 million of premium amortization and discount accretion on investment securities, $0.4 million of accrued interest on our Credit Line, a write down on obsolete inventory of $0.2 million, a $0.3 million remeasurement gain on the change in the fair value of our warrant liability and other non‑cash benefits of $0.2 million. The increase in net operating assets of $7.3 million was primarily due to a $6.5 million decrease in accounts receivable, a $1.3 million decrease in prepaid and other current assets, and a $0.6 million decrease in restricted cash and other assets, offset by a $1.1 million increase in inventory. Operating liabilities had a net increase of $8.1 million primarily due to an increase in other accrued liabilities of $7.5 million, increases in deferred revenue and deferred rent of $1.6 million, and an increase in accounts payable of $2.0 million, offset by a decrease of accrued compensation of $3.0 million.

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

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the six months ended June 30, 2017 totaled $27.5 million, which was comprised of $35.6 million in investment proceeds net of purchases and the acquisition of $8.1 million of property and equipment, net of proceeds. Acquisitions of property and equipment are primarily related to the build out of our Austin, Texas testing facility and purchases of computer hardware and software.

Cash used in investing activities for the six months ended June 30, 2016 totaled $2.4 million and was from $4.6 million in investment proceeds net of purchases and the acquisition of $7.0 million of property and equipment, net of proceeds. Acquisitions of property and equipment were primarily related to the build out of our Austin, Texas diagnostic testing facility and purchases of computer hardware and software.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 totaled $2.4 million of proceeds from exercise of stock options and issuance of common stock under ESPP.

Cash provided by financing activities for the six months ended June 30, 2016 totaled $10.2 million consisting of a net $7.0 million in short term borrowings under our Credit Line and $3.2 million of proceeds from the issuance of common stock.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Agreement.

The following table summarizes our contractual obligations as of June 30, 2017:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$53,121	$7,045	$14,251	$14,596	$17,229
Short-term debt(1)	49,000	49,000	—	—	—
Interest on short-term debt(2)	1,022	1,022	—	—	—
Inventory purchase obligations(3)	10,789	10,789	—	—	—
Contractual obligations(4)	12,061	223	9,088	2,750
Total	$125,993	$68,079	$23,339	$17,346	$17,229

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represent our accrued interest as of June 30, 2017 on our Credit Line.
(3)

Represents material open inventory purchase orders in the aggregate with suppliers as of June 30, 2017, including a contractual commitment with Illumina, Inc. for $6.8 million for inventory material used in the laboratory testing process within the next 12 months.

(4)

Represents $5.6 million non-cancelable contractual commitments with a vendor for biological sample processing and storage through December 31, 2021, $2.0 remaining commitments of a non-cancelable license agreement with a vendor until December 31, 2019, and a non-cancelable contractual agreement with a vendor in exchange for certain additional rights for $4.5 million until December 31, 2018.

Operating Lease Obligations

As of June 30, 2017, we lease office facilities under non‑cancelable operating lease agreements. We currently occupy approximately 104,000 square feet of laboratory and office space at our San Carlos, California corporate headquarters pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces (the “First Space and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $309,372 per month. The Second Space covers approximately 16,000 square feet at a base rent of $60,730 per month. We paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately eighty-four months and expires in October 2023.

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

In October 2015, our subsidiary entered into a one-year lease agreement for temporary office space in Austin, Texas. The property carries a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month-to-month basis following the 12th month. The terms of the lease include a $12,900 security deposit, which was refunded by the landlord to us in June 2017.

In September 2015, our subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term was 132 months and began in December 2015 with monthly rent payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the landlord has allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of June 30, 2017, the full amount of the allowance has been reimbursed by the landlord.

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

Inventory Purchase Obligations

As of June 30, 2017, we have contractual commitments with Illumina, Inc. and other material suppliers for approximately $6.8 million and $4.0 million, respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations within the next 12 months.

Contractual Obligations

As of June 30, 2017, we have non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $5.6 million. This represents our binding and remaining commitments with the vendor through December 31, 2021.

As of June 30, 2017, we have a non-cancelable agreement with a vendor for approximately $2.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

In addition, we have a non-cancelable contractual agreement with one of our vendors in exchange for certain additional rights under the agreement. As of June 30, 2017, we have a contractual commitment with this vendor for $4.5 million through December 31, 2018.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 0.65%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.0 million outstanding under the Credit Line including principal and accrued interest as of June 30, 2017. We expect our annual interest expense to increase as a result of our 2017 Term Loan.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2017, our interest income would change by approximately $0.9 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of June 30, 2017.

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

ITEM 4:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For the three months ended June 30, 2017 and the year ended December 31, 2016, 61% and 66%, respectively, of our revenues were derived from sales of our NIPT, Panorama. Although we are growing our revenues from other products, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. Continued and additional market acceptance of Panorama, reimbursement for the average risk population and for microdeletions, and our ability to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

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

•

our laboratory partners may choose to develop their own tests that are competitive with ours or offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market Panorama;

•

we may experience supply constraints, including due to the failure of our key suppliers to provide required sequencers and reagents or disputes with our key suppliers, including with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, which is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata;

•

we may not be successful in our efforts to reduce our cost of product, licensing and other revenues, and, as a result, we may experience increased cost of product, licensing and other revenues as a percentage of total revenues, as was the case for each of the years ended December 31, 2016 and 2015;

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

•

competitors in the NIPT market may convince laboratories, clinics, clinicians, physicians, payers or patients that their offerings are superior from a performance, reliability or pricing perspective; and more effective and/or less expensive tests that deliver comparable results as our tests may be developed and commercialized;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the three months ended June 30, 2017 and 2016 was $27.7 million and $23.2 million, respectively. Our net loss for the years ended December 31, 2016, 2015 and 2014 was $95.8 million, $70.3 million and $5.2 million, respectively. As of June 30, 2017 and December 31, 2016, we had an accumulated deficit of $409.6 million and $345.9 million, respectively. We expect that such losses will increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future DNA-based testing solutions, including in the field of cancer.

In addition, the rate of growth in our revenues has generally been low or flat in recent quarters, and this trend may continue in future periods. In particular, a significant element of our business strategy has been, and will continue to be, to increase our in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, such as Panorama for the average-risk pregnancy population or for microdeletions screening. Therefore, going in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues if we are unable to continue to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a new CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to reduced reimbursement, or third-party payers declining to reimburse, under the new code, which has had and will likely continue to have an adverse effect on our revenues.

Although we receive license fees for use of our bioinformatics technology under our Constellation cloud-based distribution model, because we do not process these tests and perform the molecular biology analysis in our laboratory under this model, we are not able to charge as high an amount per test as when we perform the entire test ourselves, and our revenues per test are therefore lower than the amount we receive when we perform the entire test ourselves. If the lower revenues per test performed under our cloud-based distribution model is not offset by a sufficient increase in volume of tests sold or by the reduction in costs from not performing the entire test, our overall revenues will be lower, and our results of operations may be adversely affected. Additionally, to the extent that any of our laboratory customers for whom we perform our tests entirely in our laboratory transition to our cloud-based distribution model, our revenues from such customers will decrease, which may adversely affect our results of operations.

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

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products, and are increasing our efforts to expand our platform and apply our expertise in processing and analyzing cell free DNA to the field of cancer. The development of enhanced or new tests is complex, costly and uncertain. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for cancer screening, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. Furthermore, enhancing or developing new tests requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology trends. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests. The research and development process in molecular diagnostics generally takes a significant amount of time from the research and design stage to commercialization. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or otherwise, or we may otherwise have to abandon a test in which we have invested substantial resources. We have recently implemented updates to Panorama to reduce the costs of running the test and increase efficiency, and we expect to continue to implement updates over time; however, we may experience unforeseen difficulties with the updated processes, which may result in increased costs and the diversion of management’s attention and resources from other business matters.

The launch of any new tests, including those in the field of cancer diagnostics, requires the completion of certain clinical development and commercialization activities and the expenditure of additional cash resources. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner to complete clinical development for any planned diagnostic test; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SMART study, or due to changes in study design or other unforeseen circumstances, such as our decision to expand our SMART study to include a larger number of patients; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. We cannot assure you that we can successfully complete the clinical development of any other diagnostic test, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Such failures could prevent or significantly delay our ability to research, develop, complete clinical development and validation, obtain FDA clearance or approval as may be necessary or desired, or launch any of our planned diagnostic tests, including those in the field of cancer diagnostics. Any failure to complete on-going clinical studies for our enhanced or new tests could have a material adverse effect on our business, operating results or financial condition.

We cannot be certain that:

•

we will be able to develop and validate any test that meets our desired target product profile and with the sensitivity and specificity necessary to address the relevant clinical need or commercial opportunity;

•

we will be able to design, find and engage with sites for, enroll, afford, complete or achieve the desired results from any clinical studies that are necessary to support the development, regulatory requirements, or target commercial profile of any test;

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
•

our competitors will not introduce tests or services that have superior performance, lower prices or other characteristics that cause physicians to recommend, or consumers to choose, such competing tests or services over ours; or

•	our tests will not infringe patents held by third parties in key jurisdictions.

These and other factors beyond our control could result in delays or other difficulties in the research and development, approval, production, launch, marketing or distribution of enhanced or new tests could adversely affect our competitive position and results of operations.

We recently launched our Evercord cord blood and cord tissue banking service in April 2017 and recently announced the commercial launch to OB/GYNs of Vistara, our new single-gene mutations screening test. We have also announced our planned launch of Signatera, a recurrence monitoring liquid biopsy offering, initially for research use only and eventually as a CLIA lab product. We cannot be certain that we will be successful in commercializing these or any new product offerings, as further described in the risk factor entitled “—If we are unable to successfully grow revenues for products or services in addition to Panorama, our business and results of operations may be adversely affected.”

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results may fluctuate due to the fact that we recognize costs as they are incurred, but there is typically a delay in the related revenue recognition as we currently record most revenue only upon receipt of payment. Accordingly, to the extent sales increase, we may experience increased losses unless and until the related revenues are recognized. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing or reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, changing customer preferences, emerging competition, evolving industry standards, intellectual property disputes, price competition, reimbursement challenges, and aggressive marketing practices. Our principal competition in this field comes from existing testing methods, technologies and products, including other NIPTs and carrier screening tests offered by our competitors, that are used by obstetricians and gynecologists, or OB/GYNs, maternal fetal medicine, specialists or in vitro fertilization, or IVF, centers. Established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the cord blood and tissue banking field, and face competition in that business from established companies with many years of experience in the industry. Moreover, many companies in our markets are offering, or may offer, competing products and services at a lower cost than ours. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, Inc., a subsidiary of F. Hoffman La-Roche Ltd, or Roche; Counsyl, Inc.; Quest; Premaitha Health PLC; Beijing Genomics Institute; Berry Genomics Co., Ltd.; Progenity; LifeCodexx AG; Synlab International GmbH; and Multiplicom N.V., which was recently acquired by Agilent Technologies Inc. In addition, a business unit of OPKO Health, Inc., Bio-Reference, which was previously a laboratory distribution partner of ours, is commercializing a competing NIPT. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc., which has entered into an agreement to be acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; NxGen MDx LLC; and GenPath Diagnostics, a business unit of Bio-Reference. In cord blood and tissue banking, we compete with companies such as Cord Blood Registry, a subsidiary of AMAG Pharmaceuticals, Inc.; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; CorCell Companies, Inc.; and LifeBankUSA. In addition, our future products, such as products in the field of cancer, will face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc., a subsidiary of Roche, and GRAIL, which was spun off from and continues to have a significant amount of its stock owned by Illumina. In addition, Guardant Health, Inc., Personal Genome Diagnostics, Inc., Foundation Medicine, Inc., in which, according to public filings, Roche has a majority ownership stake, and Genomic Health Inc. have already developed and are offering commercially in the United States so-called liquid biopsy tests, which are clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, and which are the type of cancer diagnostic tests that we are seeking to develop. Many other companies, including much larger companies than ours, have announced that they are developing and seeking to commercialize liquid biopsy tests. Our planned cancer products are in very early stages of research and development, and we expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

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

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. This model relies on clinical laboratories in the United States and around the world taking a license from us under which the laboratory develops and runs its own NIPT based on our Panorama technology, or other molecular testing assays based on our technology, in its own facilities and then accesses our proprietary algorithms through our cloud-based Constellation software for the analysis of the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance.

Deploying this cloud-based distribution model involves risks, significant costs and potential liabilities and is dependent upon the skills, experience and efforts of our management and other employees and our relationship with, and efforts of, our licensees. We do not know whether we can build or support this model to scale. Among the risks to our business and results of operations are the following:

•	our ability to execute the strategy in a timely or efficient manner or at all;
•	our and our licensees' ability to obtain required regulatory authorizations from the FDA and international regulatory agencies;
•

supply constraints, including with respect to the sequencers and reagents that are required by our licensees to implement our technology and that are supplied by Illumina, one of our main competitors through its subsidiary Verinata, and the blood collection tubes that are used for our Panorama test and that are supplied by Streck, Inc., as further described in the risk factors entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers” and “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally”;

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

We do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume. As of August 1, 2017, we have agreements with only 23 licensees under our cloud-based distribution model, and we have only been recognizing revenue under our cloud-based distribution model for NIPT for six full quarters. Only nine of our licensees are using Constellation commercially to market NIPT products, and one licensee is currently using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. Other licensees for our cloud-based model are in earlier stages of development and implementation. The rate of adoption of our cloud-based distribution model has been slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using. Because we do not control the manufacturing and specifications of the NGS equipment, some clinical laboratories may not be able to use Constellation. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers”, we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through Verinata, and may not charge a similar license fee for Verinata’s cloud-based software offering. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

If we or other cloud-based solution providers experience security incidents, loss of customer data or disruptions in delivery or other problems, the market for cloud-based solutions in the diagnostics industry, including our solutions, may be adversely affected. Such events could also result in potential lawsuits and liability claims, which could have a material adverse effect on our business. If there is a reduction in demand for cloud-based solutions caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products or other challenges, we may not be able to execute our planned business model, and our results of operations may be adversely affected.

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

We utilize our Constellation software to aid in the calculation of test data. Our licensees have access to this software under our cloud-based distribution model. We have received a CE Mark from the European Commission for our Constellation software, through which our laboratory licensees access our algorithms, as well as for the key reagents that our laboratory licensees need in order to run their NIPT based on our technology. This enables us to offer Constellation for NIPT in the European Union and other countries that accept a CE Mark. However, as further described in the risk factor entitled “—Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally,” we have not obtained a CE Mark for our Panorama test as a whole. This has caused confusion among the regulatory authorities in some countries in the European Union, and we have recently addressed, and are in the process of addressing, inquiries from regulatory authorities in certain such countries.

It is possible that we will need to obtain regulatory clearance or approval in the United States and elsewhere for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which are genetic mutations in which relatively large regions of the genome have been deleted or duplicated, which could be used to support our cloud-based distribution model for NIPT in the United States. The FDA has indicated to us that the CNC may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future. The FDA has stated that it will not prevent us from marketing Constellation in the United States while we continue to discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market Constellation during our discussions. If necessary, we intend to seek regulatory clearance or approval for our Constellation software; however, we cannot guarantee that we will obtain such clearance or approval. If clearance or approval is required and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

If our Constellation software requires regulatory clearance or approval, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance to the extent required, we may not be permitted to offer our Constellation software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our licensees using our cloud-based distribution model in the United

States is found not to be a laboratory developed test, or LDT, or that licensee has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the licensee may not be able to market its test, we would not receive the anticipated revenues from that licensee, and potential or other current licensees may be dissuaded from utilizing our Constellation software.

We may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, billing and marketing personnel.

Approximately 83% of our revenues for the three months ended June 30, 2017 were attributable to our U.S. direct sales. Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force, and in our billing and marketing personnel, which required us to expand our training and compliance efforts in line with the increase in personnel in these functions. We continue to monitor our sales, billing, marketing and other personnel; however, we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, as we scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches, we will need to continuously monitor and improve our policies, processes and procedures to maintain compliance with various laws and regulations, including with respect to consumer marketing. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, or may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

Our success depends on the market's confidence that we can provide reliable, high-quality genetic testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volume increases and our product portfolio expands. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama experiences a higher advertised rate than other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sensitivity and specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests which require redraws or fail to produce results, or longer than expected turnaround times, which we sometimes experience as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing process. These refinements may not improve our tests as we expect, and may result in unanticipated issues that may adversely affect our test performance as described above. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate.

In addition, as further discussed in the risk factor entitled “If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected,” we have just launched our Evercord service, which is in an industry in which we have no experience; we have also recently launched our new Vistara test and plan to soon launch SigNatera, an oncology offering for research use only. Any failure to meet consumer expectations could harm our reputation.

We rely on third-party laboratories to perform some of our testing.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA laboratories. For example, a significant portion of our Horizon carrier screening testing, and our new Vistara single-gene mutations testing, is performed by third-party laboratories. In addition, we contract with a third-party laboratory to perform the processing and storage of our Evercord customers’ cord blood and cord tissue samples. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have in the past had issues with delivering results to us within the time frames we expected or established in our contracts with them. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in a timely manner and in accordance with the standards that we and our customers expect, our ability to provide test results to customers may be delayed or interrupted, which could result in a loss of customers and harm to our reputation. We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy our demand for this testing with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for our Vistara or Evercord offerings. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell these tests. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama, such as Horizon, Spectrum, Anora, Vistara, Evercord and SigNatera, is uncertain and is subject to many of the risks we face with respect to Panorama. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent to or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we and our laboratory partners may not be able to maintain and grow effective sales and marketing capabilities; our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights. If we are not able to increase adoption of and grow revenues for these products or services, our business and results of operations may be adversely affected.

We have only recently commercially launched Evercord, a private cord blood and tissue banking service. Our success with this service offering will be subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering, and in an industry that is new to us and that includes competitors who have been operating for many years. We may face unforeseen difficulties in a number of areas, including with Bloodworks Northwest, or Bloodworks, which is our partner providing the processing and storage services, and storage facility, for this offering; our other suppliers and service providers; our and Bloodworks’ ability to maintain required regulatory registrations from the FDA; or disruption of our business and distraction of our employees and management. Similarly, we recently announced Vistara, our new single-gene mutations panel which we’ve initially launched as a limited offering and which we plan to broadly launch at a later date, and our planned upcoming launch of SigNatera, our recurrence monitoring liquid biopsy test for research use only, both of which are also subject to many of the risks affecting our business generally as well as the risks inherent in launching a new product and, in the case of Vistara, with a commercial partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Evercord, Vistara or SigNatera offerings will be successful.

If the results of our clinical studies do not support the use of our tests, particularly in the average-risk pregnancy population or for microdeletions screening, or cannot be replicated in later studies required for reimbursement by third-party payers and for regulatory approvals or clearances, our business, financial condition, results of operations and reputation could be adversely affected.

As the healthcare reimbursement system and medical community in the United States evolves to place greater emphasis on comparative effectiveness and outcomes data, we cannot predict whether we will have sufficient data, or whether the data we have will be presented to the satisfaction of any payers seeking such data in the process of determining coverage for our tests. This is particularly true with respect to testing in the average-risk pregnancy population and for microdeletions screening using our Panorama test. For example, in January 2017 we published data from our DNAFirst study showing that NIPT can be effectively and appropriately offered as a primary screen for all pregnant women regardless of risk due to maternal age or other factors; however, this data is relatively new and is still being analyzed, and we cannot be certain whether or to what extent it will impact coverage or adoption of Panorama in the average-risk population.

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

The administration of clinical and economic utility studies, which are becoming more critical to commercial success of products like ours, is expensive and demands significant attention from certain members of our management team. Even if we are able to conduct such studies, the data collected from these studies may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community.

In addition, development of the data necessary to obtain regulatory clearance and approval of a test is time consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates.

If our sole CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing, our Vistara single-gene mutations testing, and the processing and storage of cord blood and cord tissue for our Evercord offering. Our San Carlos, California laboratory facility is situated near active earthquake fault lines. Our facilities may be harmed or rendered inoperable (or samples could be damaged or destroyed) by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, and our blood collection tubes are sole sourced. For example, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama and for our development activities relating to oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which has been acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, while our supply agreement with Illumina does not allow Illumina to charge us an additional fee, Illumina could attempt to require us to pay such a fee by, for example, bringing a patent infringement lawsuit against us. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of a lawsuit based on this intellectual property, and the costs and distraction to management of defending against such a lawsuit would likely be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms, reagents or other components, these efforts may require significant resources, expenditures and time and attention of management, and we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing alternative platforms, reagents or other components that are satisfactory for our needs or that we can employ in a commercially sustainable way.

In addition, Streck, Inc., or Streck, is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. All of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. The blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we would be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

Our failure to maintain a continued supply of components, or a supply that meets our quality control requirements, particularly in the case of sole suppliers such as Streck and Illumina, could impact our test performance or affect our ability to perform our tests in a timely manner or at all, and would materially and adversely harm our business, financial condition, and results of operations. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization activities, including efforts to market and commercialize Panorama. In the event of any adverse developments with our sole suppliers, or if any of our sole suppliers modifies any of the components they supply to us, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design or re-validate our products or, for any products for which we may obtain approval from the FDA, obtain approval from the FDA to use a new supplier. For example, Streck has informed us that it plans to modify the blood collection tubes that it supplies to us, and as a result, we are in the process of re-validating the modified blood collection tube for use with our Panorama test. In addition, if we obtain a premarket approval, or PMA, for Panorama as an IVD, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts for such an IVD, as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.” Transitioning to a new supplier from any of our sole suppliers could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs.

Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet our quality control requirements. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive do not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, our tests may not work properly or at all. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the quality of such components, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers' facilities that causes a loss of manufacturing capacity would heighten the risks that we face.

We rely on commercial courier delivery services to transport samples to our facilities in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.

Our core business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive blood samples for analysis at our San Carlos, California facility within days of collection from the patient. Likewise, we rely on courier services to transport cord blood and tissue samples to Bloodworks’ facility in which the samples will be processed and stored. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons, could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

Security breaches, loss of data and other disruptions, including with respect to cybersecurity, could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally-protected personal information, such as test results and other patient health information, credit card and other financial information, insurance information, and personally identifiable information. We also store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information. We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store this critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other technology partners, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

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

Our cloud-based distribution model adds additional data privacy risk, as certain personal health and other information may be sent to and stored in the cloud by our laboratory licensees. We contractually prohibit our licensees from sending personally-identifiable information to our cloud servers, and the vendor that hosts our software in the cloud is contractually required to comply with data privacy laws, such as HIPAA. However, we cannot be certain that these third parties will comply with the terms of our agreements, nor that they will not experience security breaches or other disruptions.

In addition, the interpretation and application of health-related, privacy and data protection laws in the United States, Europe, and elsewhere are often uncertain, contradictory and in flux; for example, the European Union has adopted new data privacy regulations, effective in May 2018, which comprehensively reform the prior data protection rules. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, we could be subject to government-imposed fines or orders requiring that we change our practices, which could adversely affect our business and our reputation. Complying with these laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Our cord blood and tissue banking activities are subject to regulations that may impose significant costs and restrictions on us.

Our Evercord cord blood and tissue banking service is subject to FDA regulatory oversight. Pursuant to FDA regulations, an individual or entity that performs any of the manufacturing steps in banking stem cells from peripheral and cord blood (recovery, processing, donor screening, donor testing, storage, labeling, packaging, or distribution) must register with the FDA unless an exception applies. Based on our direct activities, we would be subject to FDA requirements and we may be subject to FDA inspection. We have registered with the FDA as an establishment engaged in specific manufacturing steps, including collecting cord blood and tissue samples, donor screening and distribution of cord blood HCPs. We have contracted with Bloodworks, another FDA-registered establishment, to perform other manufacturing steps in the process on our behalf, which we may do as a registered establishment. As the contractor establishment, we will remain responsible for ensuring that our subcontractors perform each manufacturing step in compliance with applicable requirements. We are required to terminate any arrangement if our subcontractor is non-compliant. While we are not required to validate and oversee the processes of our subcontractor registered establishments, we are required to make an initial determination that the subcontractor is compliant, and to have policies and procedures in place to ensure that the subcontractor remains compliant throughout the term of the arrangement. We have made this determination with respect to Bloodworks and have put such procedures in place. We are also responsible for any manufacturing step performed on our behalf by an individual or entity that is not required to register with the FDA, such as the doctors and midwives who perform the collection of the cord blood and tissue.

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

In certain states, manufacturing steps in banking stem cells from cord blood and tissue are subject to state licensure or registration and compliance with state requirements. Based on our review of applicable state laws by outside counsel, we, and our subcontractors engaged in specific manufacturing steps, may be required to obtain licensure or register in the states that regulate private cord blood and/or tissue banking activities, which include California, Delaware, Illinois Maryland, New Jersey, New York, Oregon and Washington.

If the facility at which our customers’ cord blood samples are processed and stored is damaged or destroyed, our cord blood business and prospects could be negatively affected.

The cord blood and tissue samples that we collect are processed and stored by Bloodworks at its facility in Seattle, Washington. Bloodworks’ facility is situated near active earthquake fault lines. If this facility or the equipment in the facility are significantly damaged or destroyed by natural or manmade disasters, including earthquakes, flooding or power outages, we could suffer a loss of some or all of the stored cord blood and tissue units. If we encounter problems during transportation, including while our customers’ samples are in the possession of third-party commercial carriers that we contract with to transport the samples, some or all of the transported units could be damaged. Depending on the extent of these losses, such an event could impact our ability to process and store the cord blood and tissue samples, expose us to significant liability from our customers and affect our ability to continue to provide cord blood preservation services.

The marketing, sale, and use of Panorama and our other products could result in substantial damages arising from product liability or professional liability claims that exceed our resources.

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability. We are currently involved in a lawsuit by a patient alleging that we failed to perform a carrier screening test that was ordered. See Item 1—Legal Proceedings. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

Damage to or loss of our Evercord customers’ cord blood and cord tissue samples held in our custody could potentially result in significant legal liability and harm our reputation.

Our reputation among clients and the medical and birthing services community is extremely important to the commercial success of our Evercord service offering. This is due in significant part to the nature of the service we provide – as we are assuming custodial care of a child’s umbilical cord blood stem cells entrusted to us by the parents for potential future use as a therapeutic for the child or a close relative. We believe that our reputation, and Bloodworks’ reputation, enables us to market Evercord as a competitive cord blood and tissue preservation service in a crowded marketplace. However, we may experience unforeseen issues, such as the risk of loss or damage to a sample during transit, during the preservation process or while in storage. Any such problems, particularly if publicized, could negatively impact our reputation, which could adversely affect our business and business prospects. If our Evercord offering does not meet customer or other public expectations, any resulting harm to our reputation could extend beyond Evercord to our core women’s health and genetic testing business, which comprises the substantial portion of our revenue, because Evercord is promoted to the same OB/GYNs who prescribe and order many of our other products.

In addition to reputational damage, we face the risk of legal liability for loss of or damage to cord blood units. We do not own the cord blood units banked by our cord blood banking customers; instead, we act as custodian on behalf of the child-donor’s parent or guardian. Loss of or damage to the units would be loss of or damage to the customer’s property. We have included provisions in our enrollment agreement for this service, limiting our liability. However, we cannot be sure to what extent we could nevertheless be found liable for damages suffered by an owner or donor as a result of harm to or loss of a cord blood unit, and if we are found liable, whether our insurance coverage will be sufficient to cover such damages.

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

As our test volumes and product offerings grow, we will need to continue to ramp up our testing capacity and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama and our other products depends, in part, on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand. For example, we recently experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters to our facility in Austin, Texas, which resulted in our delayed receipt of approximately $1.5 million of insurance payments and impacted our revenue for that quarter. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services, such as the two new products we have already launched to date this year and additional offerings and product enhancements planned for this year. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

In addition, our international activities are subject to U.S. economic and trade sanctions, which restrict or otherwise limit our ability to do business in certain designated countries. Other limitations, such as prohibitions on the import into the United States of tissue necessary for us to perform our tests or restrictions on the export of tissue or genetic data imposed by countries outside of the United States, or restrictions on importation and circulation of blood collection tubes or other equipment or supplies by countries outside the United States, may limit our ability to offer our tests internationally in the future. We may also face competition from companies located in the countries in which we or our partners or licensees offer our tests, and in which we may be at a competitive disadvantage because the country may favor a local provider or for other reasons.

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

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to achieve broader commercial success with Panorama, Horizon and our other products;
•	the success of our research, development, and commercialization efforts for potential new products, including in the field of cancer;
•	our ability to obtain more extensive coverage and reimbursement for our tests, including in the average-risk patient population and for microdeletions screening;
•	our ability to generate sufficient revenues from our cloud-based distribution model;
•	our ability to collect on our accounts receivable;
•	the costs and success of further expansion of our sales and marketing activities and research and development activities;
•	our need to finance capital expenditures and further expand our clinical laboratory operations;
•	our ability to manage our operating costs; and
•	the timing and results of any regulatory authorizations that we are required to obtain for our tests.

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities will dilute stockholders' ownership interests in us and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders' holdings or rights. Debt financing, if available, may include restrictive covenants, and may impose other constraints on us and our operations, as is the case under our 2017 Term Loan, as further described in the risk factor entitled “—Our outstanding debt may impair our financial and operating flexibility.” To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may have to delay development programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our tests or market development programs, which could lower the economic value of those programs to our company.

Our outstanding debt may impair our financial and operating flexibility.

As of June 30, 2017 and December 31, 2016, we had approximately $50.0 million and $49.6 million, respectively, of debt outstanding with accrued interest. On August 8, 2017, we completed our 2017 Term Loan and borrowed an additional $75.0 million. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants and are secured by all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. If we default under our outstanding debt and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

Our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash in the future. We may incur additional indebtedness in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations, and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.

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

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. ACMG has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant CNVs in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. ISPD has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, ACOG and SMFM have issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect that, based on the ACMG, ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these average-risk patients. Currently, a number of third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we recently published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, which may not be completed within our initially anticipated timeline, we may be unable to obtain positive coverage determinations for our test. We do not expect to receive reimbursement for approximately 26,000 Panorama tests for average-risk patients and approximately 40,000 Panorama tests for microdeletions that we performed in the quarter ended June 30, 2017. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, including to the extent that we continue to perform large volumes of tests for which we do not receive reimbursement.

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

Approximately 40% of all births in the United States are to state Medicaid program recipients. Under Medicaid regulations, in order for us to be reimbursed by a state’s Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of August 1, 2017, we are recognized by 43 states as a Medicaid provider. We may not be able to be recognized as a provider by additional Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. In addition, we have faced challenges in obtaining reimbursement even when we are recognized as a state Medicaid provider, and as a result our testing is not reimbursed by Medicaid programs in many of the states in which we are recognized as a Medicaid provider. If Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. In addition, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Further, even if we are under contract with a third-party payer, the contract does not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements typically have policies that state they will not reimburse for use of NIPTs in the average-risk pregnancy population or for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our agreements require a physician or qualified practitioner’s signature on test requisitions or put in place other controls and procedures prior to conducting a test, and third-party payers are increasingly requiring prior authorization prior to conducting a test. To the extent we or the physicians ordering our tests do not follow these requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled, which has occurred in some cases and may occur more frequently in the future, and which may have an adverse impact on our revenues.

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

Among the factors complicating our billing of third-party payers are:

•	disparity in coverage among various payers;
•	disparity in information and billing requirements among payers, including with respect to prior authorization requirements and procedures; and
•	incorrect or missing billing information, which is required to be provided by the ordering health care practitioner.

These risks related to billing complexities, and the associated uncertainty in obtaining payment for our tests, could harm our business, financial condition and results of operations.

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our referring health care providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. A CPT code specific to NIPT for aneuploidies came into effect in January 2015. Additionally, CMS adopted a new code set for diagnosis, commonly known as ICD-10, in October 2015. The AMA issued a CPT code for microdeletions in March 2016, and CMS has provided a pricing benchmark for aneuploidy and microdeletions testing, effective January 2017. However, our microdeletions reimbursement has decreased under this new code because third-party payers are declining to reimburse under this new code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes that, based on the guidance of outside legal and coding experts, are determined to be the most appropriate for our testing. There is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

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

In the meantime, the FDA could require us to seek premarket clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance or approval is required, or if we voluntarily pursue FDA clearance or approval, for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory premarket clearance or approval process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification, or 510(k), or filing a premarket approval, or PMA, application with the FDA. Performance achieved in published studies may not be repeated in later studies that would be required to obtain either FDA premarket clearance or approval. Limited results from earlier-stage verification studies, beyond the validation and other studies we have already performed for each of our products, may not accurately predict results from studies of larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization. In addition, we may require cooperation in our filings for FDA approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve desired regulatory clearances or approvals, or may be delayed or be required to expend additional costs and other resources in doing so. We may face difficulty obtaining cooperation from our main sequencer and sequencing reagent supplier, Illumina, if we seek to achieve regulatory clearance or approval for Panorama, because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. Furthermore, if FDA premarket review or approval is required, our cash flows may be adversely affected, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

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

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. For example, our tests may be subject to the regulatory approval requirements for each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents required for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to offer Panorama directly in these jurisdictions, which may put us at a competitive disadvantage to our competitors in these jurisdictions, some of whom have obtained a CE Mark for their NIPT. Furthermore, to the extent that regulatory authorities believe that we, our laboratory partners or our licensees are marketing, commercializing or otherwise offering our tests without required approvals, they may raise questions or concerns which, if not addressed to their satisfaction, may result in our being required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries. We are currently addressing inquiries from the regulatory authorities of three countries in the European Union. While we believe that we are in compliance with the regulatory requirements of these jurisdictions, such regulatory authorities may disagree. We may be required to cease offering our Panorama test in any of these countries, and may face questions from regulatory authorities in other countries with respect to Panorama or Constellation.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacts the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expands current health care fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including required disclosures of financial arrangements with physician customers, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA also created a new system of health insurance "exchanges," designed to make health insurance policies available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain "essential health benefits" are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we cannot predict at this time whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. There have been a number of proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA; and although the Supreme Court has upheld the constitutionality of certain provisions of the PPACA that have been challenged, the current United States President and Congress have attempted to make changes to or eliminate the entirety of the PPACA. Because it is unclear whether or not, or how, the PPACA may change, and whether and to what extent NIPT may be affected, we are uncertain how our business may be impacted.

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

In addition, laws and regulations of the European Union, as well as other countries, protect the use and disclosure of personal information. In particular, the data protection laws in the European Union are generally more stringent and apply to a broader range of personal data than those in the United States, and impose various requirements on U.S.-based companies, such as ours, related to collecting, receiving, processing and storing personal data from the European Union. As we continue to expand and grow our business, compliance with these laws and regulations may result in increased costs, and failure to comply may result in significant fines, penalties and damage to our reputation.

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

Risks Related to Our Intellectual Property

Third-party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products or services.

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

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in Item 1—Legal Proceedings, purported securities class action lawsuits have been filed against us, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Item 3 and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

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

As of June 30, 2017, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 44.39% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

.

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

NATERA, INC.

Date: August 9, 2017	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
10.1	Amendment to UBS Credit Line Agreement, dated July 5, 2017.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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