Form 10-Q
period 2017-09-30
Natera, Inc.
filed 2017-11-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 53,768,979.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

•	our expectations of the reliability, accuracy, and performance of Panorama, as well as expectations of the benefits to patients, providers, and payers of Panorama;
•	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests, including in the field of cancer diagnostics;
•	the effect of improvements in our cost of goods sold;
•	the effect of changes in the way we account for our revenue;
•	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
•	competition in the markets we serve;
•	our ability to successfully commercialize our cloud-based distribution model;
•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•	our ability to operate our laboratory facility and meet expected demand;
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

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2017	2016
Assets	(unaudited)	(Note 2)
Current assets:
Cash and cash equivalents	$11,211	$15,256
Restricted cash, current portion	45	1,092
Short-term investments	135,017	130,860
Accounts receivable, net of allowance of $1,795 in 2017 and $1,890 in 2016	7,342	13,396
Inventory	9,188	6,414
Prepaid expenses and other current assets	6,437	7,097
Total current assets	169,240	174,115
Property and equipment, net	30,417	32,289
Restricted cash, long term portion	342	342
Other assets	4,057	3,934
Total assets	$204,056	$210,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,753	$11,479
Accrued compensation	9,428	11,067
Other accrued liabilities	23,022	19,879
Deferred revenue	1,041	574
Short-term debt financing	50,097	49,624
Warrants	4,189	3,792
Total current liabilities	91,530	96,415

Long-term debt financing	73,202	—
Deferred rent, net of current portion	9,140	7,789
Total liabilities	173,872	104,204

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2017 and December 31, 2016, respectively; 53,708 and 52,665 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	5
Additional paid in capital	467,234	453,044
Accumulated deficit	(436,660)	(345,848)
Accumulated other comprehensive loss	(396)	(725)
Total stockholders’ equity	30,184	106,476
Total liabilities and stockholders’ equity	$204,056	$210,680

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Product revenues	$55,331	$53,090	$153,520	$165,457
Licensing and other revenues	1,325	799	3,654	2,318
Total revenues	56,656	53,889	157,174	167,775
Cost and expenses
Cost of product revenues	33,558	33,761	100,355	97,074
Cost of licensing and other revenues	1,054	500	2,516	500
Research and development	12,609	11,345	37,045	30,403
Selling, general and administrative	34,478	34,938	106,369	98,573
Total cost and expenses	81,699	80,544	246,285	226,550
Loss from operations	(25,043)	(26,655)	(89,111)	(58,775)
Interest expense	(1,477)	(146)	(1,878)	(383)
Interest and other (expense) income, net	(437)	887	450	1,403
Loss before income taxes	(26,957)	(25,914)	(90,539)	(57,755)
Income tax expense	(162)	(103)	(273)	(103)
Net loss	$(27,119)	$(26,017)	$(90,812)	$(57,858)
Unrealized gain on available-for-sale securities, net of tax	67	(609)	329	1,750
Comprehensive loss	$(27,052)	$(26,626)	$(90,483)	$(56,108)

Net loss per share (Note 11):
Basic	$(0.51)	$(0.50)	$(1.71)	$(1.13)
Diluted	$(0.51)	$(0.50)	$(1.71)	$(1.13)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	53,447	52,012	53,100	51,301
Diluted	53,447	52,012	53,100	51,301

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

 (In thousands)

	Nine months ended
	September 30,
	2017	2016
Operating activities
Net loss	$(90,812)	$(57,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,320	4,177
Stock-based compensation	8,406	7,965
Premium amortization and discount accretion on investment securities	703	1,145
Amortization of debt discount	51	—
Inventory excess adjustments	413	—
Loss on disposal of property and equipment	12	—
Impairment of assets	576	407
Non-cash interest accrual	1,825	383
Loss (gain) on investments	55	(192)
Loss (gain) from changes in fair value of warrants	397	(91)
Provision for doubtful accounts	(93)	354
Changes in operating assets and liabilities:
Accounts receivable	6,147	(3,900)
Inventory	(3,187)	(1,156)
Prepaid expenses and other current assets	660	(4,057)
Restricted cash	1,047	54
Other assets	476	(3,028)
Accounts payable	(4,548)	1,653
Accrued compensation	(1,639)	1,662
Other accrued liabilities	3,724	1,552
Deferred revenue	467	432
Deferred rent, net of current portion	1,351	6,092
Net cash used in operating activities	(68,649)	(44,406)

Investing activities
Purchases of investments	(184,263)	(48,519)
Proceeds from sale of investments	55,352	59,185
Proceeds from maturity of investments	124,325	34,000
Purchases of property and equipment, net	(9,147)	(14,577)
Net cash (used in) provided by investing activities	(13,733)	30,089

Financing activities
Proceeds from exercise of stock options	1,834	2,722
Proceeds from issuance of common stock under employee stock purchase plan	1,503	970
Borrowings under long-term debt facility	75,000	—
Borrowings under credit facility	—	8,000
Repayment under credit facility	—	(1,000)
Net cash provided by financing activities	78,337	10,692

Net decrease in cash	(4,045)	(3,625)
Cash at beginning of period	15,256	28,947
Cash at end of period	$11,211	$25,322

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("Horizon") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty. All testing is available principally in the United States and Europe. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. The Company also offers Evercord, which is a cord blood and cord tissue processing and storage service; and SignateraTM, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual's tumor, for research use only by oncology researchers and biopharmaceutical companies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2017, the Company had a net loss of $90.8 million, and as of September 30, 2017, it had an accumulated deficit of $436.7 million. At September 30, 2017, the Company had $11.2 million in cash and cash equivalents, $135.0 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined below in Note 8) including accrued interest, and $73.2 million of net carrying amount of the 2017 Term Loan (as defined below). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

The Company continues to develop and commercialize future products and, consequently, it will need to generate additional revenues to achieve future profitability and may need to raise additional equity or debt financing. If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to the Company. If the Company is unable to obtain additional financing, it may be required to delay the development and commercialization of its products and significantly scale back its business and operations.

On August 8, 2017, the Company entered into a debt financing agreement with OrbiMed Royalty Opportunities II, LP (“OrbiMed”) pursuant to a senior secured term loan facility (the “2017 Term Loan”). The 2017 Term Loan has a maximum borrowing capacity of $100.0 million, of which the Company borrowed $75.0 million on the closing date of August 8, 2017. The remaining $25.0 million is available to be borrowed at the Company’s option at any time through December 31, 2018, subject to standard conditions. The amounts borrowed under the 2017 Term Loan will primarily be used for general corporate purposes and to fund and support the Company’s business and operations. Interest will accrue on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an eighty-four month term and will mature in August 2024. The Company will be required to make interest payments over the term of the loan, with repayment of the full outstanding balance on the maturity date. The Company’s obligations under the 2017 Term Loan are secured by substantially all of the Company’s assets, including its intellectual property, subject to certain customary exceptions. As a fee in consideration of OrbiMed’s funding commitment, the Company issued 300,000 shares of its common stock to OrbiMed on August 14, 2017.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after November 8, 2017.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, accrued liability for potential refund requests, stock-based compensation, the fair value of common stock and warrants, as well as income tax uncertainties. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. Short-term restricted cash consists of cash deposits held to secure commercial letters of credit issued by financial institutions, and the balance was insignificant as of September 30, 2017. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

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

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and nine months ended September 30, 2017, there were no customers exceeding 10% of total revenues on an individual basis. One customer accounted for 13% of total revenues for the three months ended September 30, 2016, and there were no customers exceeding 10% of total revenues on an individual basis for the nine months ended September 30, 2016. As of September 30, 2017, there were no customers with an outstanding balance exceeding 10% of net accounts receivable, and as of December 31, 2016, one customer, Bio-Reference, had an outstanding balance of approximately 52% of net accounts receivable, which was collected in full by the Company in February 2017.

Revenue Recognition

The Company generally bills an insurance carrier, a clinic or a patient for tests it sells upon delivery of the test results. The Company also bills patients directly for out-of-pocket costs not covered by their insurance carriers representing co-pays and deductibles in accordance with their insurance carrier and health plans. For tests performed, where an agreed-upon reimbursement rate or fixed fee and a predictable history or likelihood of collections exists, the Company recognizes revenues upon delivery of the test report to the prescribing physician based on the established billing rate less other adjustments such as reserves for retractions and refunds to arrive at the amount that the Company expects to collect. In all other situations, as the Company does not have a sufficient history of collection and is not able to determine collectability, the Company recognizes revenues when cash is received. The Company may not get reimbursed for tests completed if the tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier, or if the tests were not previously authorized. From time to time, the Company receives requests for refunds of payments previously made by insurance carriers. The Company has established an accrued liability for potential refund requests based on its experience, which is accounted for as reductions in revenues in the statement of operations and comprehensive loss. During the three months ended September 30, 2017, $3.7 million was reversed from this accrued liability and recognized as revenue.

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

The Company recognizes revenue from its cloud-based distribution service offering, Constellation. The Company grants its licensees licenses to use certain of the Company’s proprietary intellectual property and the Company’s cloud-based software and provides other services to support the use of the Company's proprietary technology by its licensees. The Company’s proprietary software is used in connection with the analysis of DNA sequence data in a manner yielding a result indicating the likely presence or absence of full or partial chromosomal abnormalities. The licensees do not have the right to possess the Company’s software, but rather receive the software as a service. The revenues are recognized on an accrual basis (assuming all revenue recognition criteria are met) under the terms of the related agreements and are included in licensing and other revenues in the statements of operations and comprehensive loss.

The Company recognizes revenues from Evercord for the collection and storage of newborn cord blood and cord tissue units. Deliverables consist of: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units, which are considered delivered at the beginning of the process (the “processing services”), with revenue for this deliverable recognized after the collection and successful processing of the cord blood and cord tissue units, and (ii) the storage of the cord blood and cord tissue units (the “storage services”), for either an annual fee or a prepayment covering an extended period or the lifetime of the newborn donor, with revenue for this deliverable recognized ratably over the applicable storage period. The Company bundles its processing services together with the first year of storage, and each of them has its own standalone value to customers, and therefore, represents a separate deliverable. The selling price for the processing services and the storage services are estimated based on the best estimate of selling price because the Company does not have vendor-specific objective evidence or third-party evidence of selling price for these elements. Evercord revenues are reported in licensing and other revenues in the statements of operations and comprehensive loss.

Cost of Product Revenues

The components of cost of product revenues are material and service costs, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical record, order and delivery systems, shipping charges to transport samples, third-party test fees and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with the performance of diagnostic services are recorded as tests are processed.

Cost of Licensing and Other Revenues

The components of cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred by the research and development team to improve and maintain the Constellation software platform, and amortization of Constellation software development costs. Costs also include collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility.

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

Starting January 1, 2016, the Company began using a different approach to estimate the expected term of its stock option awards, which involves calculating the average of  (1) its employees’ historical stock option exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. The Company applied this change in methodology prospectively and accounted for it as a change in accounting estimate.

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

Capitalized Software Held for Internal Use

The Company capitalizes costs of software purchased for internal use during the application development stage of a project and amortizes those costs over their estimated useful lives of three years. The net book value of capitalized software held for internal use was $2.5 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively. Amortized expense for amounts previously capitalized for both the three months ended September 30, 2017 and 2016 was $0.3 million and $0.2 million, respectively. Amortized expense for amounts previously capitalized for the nine months ended September 30, 2017 and 2016 was $0.7 million and $0.4 million, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	September 30,
	2016	Increase	Adjustment	2017
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(725)	$274	$55	$(396)
Total accumulated other comprehensive (loss) income, net of tax	$(725)	$274	$55	$(396)

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. The Company adopted ASU 2015-17 prospectively in the first quarter of 2017, which did not result in a material impact on its financial statements as a full valuation allowance has been reserved against the deferred tax assets and liabilities on the Company’s balance sheet as of September 30, 2017.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”) to provide guidance on revenue recognition. To date, the Company’s revenues have been derived primarily from contracts with insurance carriers, patients, clinics and licensing arrangements. Approximately 84% of the Company’s revenues are recognized on cash basis, and based on the Company’s preliminary assessment, this portion of revenues may be recognized at an earlier date than in the period of actual cash receipt. Consideration is received from either patients, clinics, or insurance carriers and/or any combination of the three, and licensees. Some of these arrangements, whether sell-in or sell-through, have similar characteristics and are being evaluated collectively as a portfolio under the five-step process prescribed by the new revenue standard. Currently, the Company has begun to perform preliminary analysis on its contracts with in-network and out-of-network insurance carriers, and estimates that the impact would be material upon adoption of ASU 2014-09. This new guidance will be effective for the Company in the first quarter of 2018, with early adoption permitted starting the first quarter of 2017. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or using the modified retrospective approach, which requires a cumulative-effect adjustment to be recorded in the opening balance of retained earnings only in the most current period presented. The Company has not yet determined which method will be used upon adoption, and will plan on adopting the new guidance in the first quarter of 2018.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2017				December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$286	$—	$—	$286	$10,777	$—	$—	$10,777
U.S. Treasury securities	84,279	—	—	84,279	57,442	—	—	57,442
U.S. agency securities	—	38,970	—	38,970	—	56,114	—	56,114
Municipal securities	—	11,768	—	11,768	—	17,304	—	17,304
Total financial assets	$84,565	$50,738	$—	$135,303	$68,219	$73,418	$—	$141,637

Current Liabilities:
Warrants	$—	$—	$4,189	$4,189	$—	$—	$3,792	$3,792
Total financial liabilities	$—	$—	$4,189	$4,189	$—	$—	$3,792	$3,792

During the three and nine months ended September 30, 2017, the Company did not make any transfers between Level I and Level II assets.

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

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the nine months ended September 30, 2017:

Warrants
(in thousands)
Balance at December 31, 2016	$3,792
Change in fair value	397
Balance at September 30, 2017	$4,189

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based on inputs from a Black-Scholes option-pricing model, with the expected term of 5.5 years, risk-free interest rate of 1.98%, and market volatility of 61.8% that was determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

4. Financial Instruments

The Company has invested a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$286	$—	$—	$286	$10,777	$—	$—	$10,777
U.S. Treasury securities	84,550	8	(279)	84,279	57,846	—	(404)	57,442
U.S. agency securities	39,106	—	(136)	38,970	56,261	—	(147)	56,114
Municipal securities	11,757	15	(4)	11,768	17,478	—	(174)	17,304
Total	$135,699	$23	$(419)	$135,303	$142,362	$—	$(725)	$141,637

Classified as:
Cash equivalents				$286				$10,777
Short-term investments				135,017				130,860
Total				$135,303				$141,637

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three and nine months ended September 30, 2017, the Company had immaterial realized gains and losses. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of September 30, 2017, the Company has 15 investments in an unrealized loss position in its portfolio. The Company earned interest income of $0.3 million and $0.8 million during the three and nine months ended September 30, 2017, respectively.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2017:

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$86,061	$85,999
Greater than one year but less than five years	49,352	49,018
Total	$135,413	$135,017

5. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2017	2016
		(in thousands)
Machinery and equipment	3-5 years	$31,515	$27,303
Furniture and fixtures	3 years	1,216	1,087
Computer equipment	3 years	1,951	861
Capitalized software held for internal use	3 years	4,081	2,172
Leasehold improvements	Lesser of useful life or lease term	10,668	10,444
Construction-in-process		6,149	9,759
		55,580	51,626
Less: Accumulated depreciation and amortization		(25,163)	(19,337)
Total Property and Equipment, net		$30,417	$32,289

During the nine months ended September 30, 2017, the Company recorded an asset impairment charge of $0.6 million in cost of product revenues in the statements of operations and comprehensive loss. This charge was recorded following an impairment analysis completed in the fourth quarter of 2016 on certain sequencing and automation equipment whose service lives were determined to be significantly shorter than initially expected. Those equipment were completely phased out in January 2017 as the Company began its transition to the next generation of sequencing and automation equipment to help streamline its production workflows.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company agreed to pay total consideration of $3.2 million. The total consideration was paid in the third quarter of 2016. As of September 30, 2017 and December 31, 2016, $2.0 million and $2.6 million of deferred costs related to the total consideration paid were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement and for the three and nine months ended September 30, 2017, the Company amortized $0.2 million and $0.6 million of such costs, respectively, which was recorded as a reduction of product revenue in the statements of operations and comprehensive loss.

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments (as described in Note 8). The consideration had a fair value of $2.4 million and is accounted for as a debt discount. The Company has classified $1.8 million of the debt discount as a direct reduction from the outstanding debt balance, while $0.6 million remains in noncurrent assets for the unused borrowing capacity of $25.0 million. The debt discount is being amortized on a straight-line basis over the term of the loan. For the three months ended September 30, 2017, amortization of the debt discount was insignificant. As of September 30, 2017, total unamortized debt discount was $0.6 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Accrued paid time off	$1,801	$1,892
Accrued commissions	2,951	3,868
Accrued bonuses	1,950	2,387
Other accrued compensation	2,726	2,920
Total accrued compensation	$9,428	$11,067

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Reserves for refunds to insurance carriers	$8,138	$7,535
Accrued charges for outsourced testing	6,033	3,261
Testing and laboratory materials from suppliers	1,151	543
Other accrued expenses	3,466	4,521
Marketing and corporate affairs	1,005	202
Legal, audit and consulting fees	289	180
Accrued shipping charges	370	467
Sales tax payable	351	459
Accrued specimen service fees	958	469
Accrued rent	766	195
Clinical trials and studies	495	388
Leasehold improvement projects in progress	—	1,659
Total other accrued liabilities	$23,022	$19,879

6. Commitments and Contingencies

Operating Leases

As of September 30, 2017, the Company leases office facilities under non‑cancelable operating lease agreements. The Company currently occupies approximately 104,000 square feet of laboratory and office space at its San Carlos, California corporate headquarters pursuant to a lease that it directly entered into with its landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $309,372 per month. The Second Space covers approximately 16,000 square feet at a base rent of $60,730 per month. The Company paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately eighty-four months and expires in October 2023.

The Company terminated the previous sublease of the First Space (as defined above), which was then separated into two subleases with two separate lessors. One sublease covered approximately 61,000 square feet beginning January 2013, which was secured by a $0.8 million letter of credit in favor of the lessor (as described in Note 2 under Restricted

Cash) and terminated in October 2016. The other sublease covered approximately 27,000 square feet beginning March 2014, which was secured by a $0.3 million letter of credit in favor of the lessor and terminated in January 2017. As of January 31, 2017, the $0.3 million letter of credit expired, and its associated restricted cash balance was released. The $0.8 million letter of credit expired in July 2017, which accordingly released its associated restricted cash balance.

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

In October 2015, the Company’s subsidiary entered into a one-year lease agreement for temporary office space in Austin, Texas. The property carried a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month-to-month basis following the twelfth month. This lease expired in October 2016. The terms of the lease included a $12,900 security deposit, which was refunded by the landlord to the Company in June 2017.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term was 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the landlord allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of September 30, 2017, the full amount of the allowance has been reimbursed by the landlord.

The future annual minimum lease payments under all non-cancelable operating leases as of September 30, 2017 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2017 (remaining 3 months)	$1,842
2018	8,035
2019	8,548
2020	8,675
2021	8,913
2022 and thereafter	23,897
Total future minimum lease payments	$59,910

Rent expense for the three months ended September 30, 2017 and 2016 was $1.7 million and $1.3 million, respectively, and $5.1 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other legal actions. The Company is aggressively prosecuting and defending its current litigation matters. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges.

In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If this were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to record or adjust a liability and record additional expenses. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with such legal proceedings.

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “’33 Act”). The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded back to the San Mateo Superior Court. The Company has appealed the remand and discovery has been stayed, or held, pending the appeal. The Company also filed a demurrer, or a request for dismissal as a matter of law, in the San Mateo Superior Court, which was granted on October 23, 2017.  The San Mateo Superior Court demurred the claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, as amended, without leave to re-file. The San Mateo Superior Court granted the demurrer as to Section 11 of the Act with leave to re-file prior to November 24, 2017.  Plaintiffs have not-refiled, but if they do, the Company intends to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On March 4, 2016, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Diego, by a patient alleging that Natera failed to perform a carrier screening test that was ordered. The complaint seeks compensatory damages. This matter is in the discovery stage. On May 26, 2017, the Company filed a motion for summary judgment, which was denied. The matter is set for trial in March 2018. The Company intends to vigorously defend against the claims in this lawsuit, and assert any counterclaims that may be available to it. The Company cannot provide any assurance as to the ultimate outcome or that an adverse resolution of this lawsuit would not have a material adverse effect on its financial condition and results of operations. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On December 12, 2015, the Company received a civil investigative demand from the United States Department of Justice in connection with what it understands to be a qui tam action related to the billing of some of its testing. The Company has produced documents in response to the demand. An adverse ruling in this proceeding could require the Company to pay treble damages, civil penalties, and attorneys’ fees, costs and expenses, which could materially and adversely affect its business, financial condition and results of operations. The Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

Third-Party Payer Reimbursement Audits

Three third-party payers have alleged that they have overpaid the Company, and demanded recoupment of the alleged overpayments. The Company disagrees with the contentions.

Contractual Commitments

As of September 30, 2017, the Company has non-cancelable contractual commitments with a supplier for approximately $6.7 million and other material supplier commitments for approximately $2.1 million for inventory material used in the laboratory testing process.

As of September 30, 2017, the Company has a non-cancelable license agreement with a vendor for approximately $2.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

As of September 30, 2017, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $2.6 million. This represents binding and remaining commitments with the vendor through December 31, 2021.

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

For the three and nine months ended September 30, 2017, the Company did not recognize any compensation expense associated with the performance-based options since none of the milestones were achieved or were probable of being achieved.

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

The first offering period of fiscal year 2017 started on November 1, 2016 and ended April 30, 2017, and 211,729 shares were purchased at the end of this offering period for total proceeds of $1.5 million. The second offering period of fiscal year 2017 started on May 1, 2017 and will end on October 31, 2017. As of September 30, 2017, no shares had been purchased in this offering period.

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2017:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2016	4,115	9,043	$5.72	7.55	$55,396
Additional shares authorized	2,107	—
Options granted	(1,921)	1,921	$10.41
Options exercised	—	(474)	$3.87
Options forfeited/cancelled	531	(531)	$10.45
Balance at September 30, 2017	4,832	9,959	$6.46	7.27	$64,602
Exercisable at September 30, 2017		5,498	$4.08	6.09	$48,763
Vested and expected to vest at September 30, 2017		9,536	$6.33	7.21	$63,102

Restricted Stock Awards

In February 2016, the Company granted 24,540 fully vested shares to a non-employee service provider.

Restricted Stock Units

Starting April 2016, the Company began granting RSUs to its employees from the 2015 Plan. The following table summarizes RSU activity for the nine months ended September 30, 2017:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2016	159	$9.80
Granted	313	$10.39
Vested	(57)	$9.70
Canceled/forfeited	(36)	$10.09
Balance at September 30, 2017	379	$10.28

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,
	2017			2016
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$138	$9	$147	$164	$(4)	$160
Research and development	943	—	943	784	(1)	783
Selling, general and administrative	1,894	2	1,896	1,716	14	1,730
Total	$2,975	$11	$2,986	$2,664	$9	$2,673

	Nine months ended September 30,
	2017			2016
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$420	$10	$430	$479	$3	$482
Research and development	2,323	—	2,323	2,105	(1)	2,104
Selling, general and administrative	5,650	3	5,653	5,117	262	5,379
Total	$8,393	$13	$8,406	$7,701	$264	$7,965

As of September 30, 2017, approximately $21.3 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 2.7 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended September 30,						Nine months ended September 30,
	2017			2016			2017			2016
Expected term (years)			5.2			5.2	5.1	—	5.2	5.1	—	5.2
Expected volatility	62.3%	—	62.5%	69.0%	—	72.5%	62.3%	—	62.9%	68.5%	—	72.5%
Expected dividend rate			0%			0%			0%			0%
Risk-free interest rate	1.67%	—	1.90%	0.97%	—	1.12%	1.67%	—	1.90%	0.97%	—	1.24%

Valuation of Stock Option Grants to Non-Employees

As of September 30, 2017, total options outstanding include 136,046 shares of option awards that were granted to non-employees, of which 5,166 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017			2016
Expected term (years)	2.7	2.8			2.7	2.8	—	3.2
Expected volatility	51.3%	50.9%	51.3%	—	52.2%	50.9%	—	72.6%
Expected dividend rate	0%	0%			0%			0%
Risk-free interest rate	1.58%	0.85%	1.42%	—	1.58%	0.68%	—	0.90%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. For granted “at-the-money” stock options, the Company estimated the expected term by using the simplified method up until December 31, 2015, which involved calculating the average of the time-to-vesting and the total contractual life of the options. Starting January 1, 2016, the Company uses a different approach by calculating the average of (1) its employees’ historical stock options exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. For stock options that are not granted “at-the-money,” the Company uses the binomial lattice model to calculate the expected term.

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

In November 2015, the Company borrowed an additional $10.0 million from the Credit Line to provide working capital, which increased the total principal amount outstanding to $42.0 million. In June 2016, the Company borrowed an additional $8.0 million and repaid $1.0 million on the Credit Line, thereby increasing the total principal amount outstanding to $49.0 million, with accrued interest of $0.6 million as of December 31, 2016. For the nine months ended September 30, 2017, $0.7 million additional interest was accrued, and the Company has made interest payments of $0.2 million. As of September 30, 2017, interest accrued was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

2017 Term Loan

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, the Company borrowed $75.0 million, with the remaining $25.0 million available to borrow at the Company’s option at any time through December 31, 2018, subject to standard conditions. The amounts borrowed under 2017 Term Loan will primarily be used for general corporate purposes and to fund and support the Company’s business and operations. Interest is accrued on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an eighty-four month term and will mature in August 2024. The Company is required to make interest payments on a quarterly basis, with repayment of the full outstanding balance on the maturity date. The Company’s obligations under the 2017 Term Loan are secured by substantially all of its assets, including its intellectual property, subject to certain customary exceptions.

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable.  As of September 30, 2017, the Company was in compliance with all of its covenants under the 2017 Term Loan.

The Company is allowed to voluntarily make prepayments on its outstanding debt balance either partially or in full. When prepayments are made, an additional prepayment premium will be applied to the outstanding principal amount at the time. The prepayment premium will gradually reduce from 12.5% to 2.5% over the term of the loan.

For the three months ended September 30, 2017, interest accrued on the 2017 Term Loan was $1.1 million, which was fully paid by the Company as of September 30, 2017. As of September 30, 2017, no principal repayment has been made as the Company is not required to repay the outstanding balance until August 2024.

On August 14, 2017, the Company paid OrbiMed a fee in consideration of providing the 2017 Term Loan by issuing 300,000 shares of its common stock. The fair value of the fee was $2.4 million, which was determined based on the Company’s stock price of $8.16 on August 8, 2017 and is accounted for as a debt discount to be amortized on a straight-line basis over the term of the loan. The Company has classified $1.8 million of the debt discount as a direct reduction from the outstanding debt balance of $75.0 million, while the remainder is reported in noncurrent assets (as described in Note 5). For the three months ended September 30, 2017, the amount of the debt discount amortized as interest expense in the statements of operations and comprehensive loss was insignificant. As of September 30, 2017, the amount of the unamortized debt discount was $1.8 million, and the net carrying amount of the debt was $73.2 million.

9. Warrants

In April 2014, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share. The warrants were granted to ROS Acquisition Offshore LP in connection with a senior secured term loan that has since been repaid and expire on April 18, 2023. It was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. As of September 30, 2017, these warrants remain exercisable for common stock.

10. Income Taxes

During the three and nine months ended September 30, 2017, the Company recorded total income tax expense of $0.2 million and $0.3 million, respectively. The Company provides testing to clinics and licenses the cloud-based software to its licensees that are based in a foreign country, which contributed to a foreign income tax expense of $62,000 and $0.2 million for the three and nine months ended September 30, 2017, respectively. State income tax expense of $0.1 million based on income was also recorded for both the three and nine months ended September 30, 2017. During the same period of the prior year, the Company recorded a foreign income tax expense of $0.1 million. The federal and state effective tax rate is approximately 37% before research and development credits and permanent adjustments including stock-based compensation and change in the fair value of warrants.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subjected to a valuation allowance as of September 30, 2017. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $5.7 million and $4.3 million in unrecognized tax benefits at September 30, 2017 and December 31, 2016, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2017, there were no accrued interest and penalties related to uncertain tax positions.

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

For the three and nine months ended September 30, 2017, the warrants were excluded from the computation of diluted net loss per share as the change in its fair value and assumed exercises yielded an anti-dilutive effect. Other potentially dilutive common share equivalents such as outstanding common stock options, restricted stock and unvested common shares subject to repurchase were not included in the computation of diluted net loss per share for all periods as they also gave an anti-dilutive effect, which represents a reduction of the net loss per share.

The following table provides the basic and diluted net loss per share computations for the three and nine months ended September 30, 2017 and 2016.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Numerator:
Net loss, basic and diluted	$(27,119)	$(26,017)	$(90,812)	$(57,858)

Denominator:
Weighted-average shares outstanding	53,447	52,012	53,100	51,422
Less: weighted-average unvested shares subject to repurchase	—	—	—	(121)
Weighted-average number of shares used in computing net loss per share, basic and diluted	53,447	52,012	53,100	51,301

Net loss per share, basic and diluted	$(0.51)	$(0.50)	$(1.71)	$(1.13)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2017 and 2016:

	September 30,
	2017	2016
	(in thousands)
Options to purchase common stock	9,959	9,146
Warrants to purchase common stock	377	377
Restricted stock units	379	174
Employee stock purchase plan	201	145
	10,916	9,842

12. Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

United States	$50,641	$48,125	$139,326	$149,436
Americas, excluding U.S.	773	688	2,258	1,991
Europe, Middle East, India, Africa	3,444	3,223	10,280	11,122
Other	1,798	1,853	5,310	5,226
Total	$56,656	$53,889	$157,174	$167,775

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a rapidly growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to detect a wide range of serious conditions with best-in-class accuracy and coverage. In addition to our direct sales force in the United States, we have a global network of over 70 laboratory and distribution partners, including many of the largest international laboratories. We enable even wider adoption of our technology through a global cloud-based distribution model. We have launched eight molecular diagnostic tests since 2009, and we intend to launch new products in prenatal testing and oncology in the future. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We also launched our Constellation software platform in May 2015. In April 2017, we launched EvercordTM, which is a newborn cord blood and tissue processing and storage service. In May 2017, we launched Vistara, which is a new single-gene mutations screening test performed to detect single-gene disorders. In August 2017, we launched SignateraTM, which is a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies. During the year ended December 31, 2016, we processed greater than 447,000 tests, comprised of approximately 430,000 tests accessioned in our laboratory and 17,000 tests processed through our Constellation software platform, or Constellation units. During the nine months ended September 30, 2017, we processed approximately 377,500 tests, comprised of approximately 356,300 tests accessioned in our laboratory and 21,200 Constellation units. Over 331,000 Panorama tests were accessioned during the year ended December 31, 2016, and approximately 253,100 Panorama tests were accessioned during the nine months ended September 30, 2017. Our revenues have grown from $4.3 million in 2010 to $217.1 million in the year ended December 31, 2016. Our revenues declined to $157.2 million in the nine months ended September 30, 2017 from $167.8 million in the same period of the prior year.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of Spectrum Preimplantation Genetic Screening (PGS) in 2009 and Spectrum Preimplantation Genetic Diagnosis (PGD) in 2010; Anora Products of Conception (POC) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screen (HCS) in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; Constellation in 2015; and Evercord, Vistara and Signatera in 2017.

In the nine months ended September 30, 2017 and year ended December 31, 2016, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our Horizon Carrier Screening and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests and individual patients and families for our Evercord cord blood and tissue service. We market and sell our tests both through our sales force and those of our laboratory partners. We bill clinics, laboratory partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory and distribution partners, our partners in turn bill clinics, patients and insurance payers. The large majority of our revenue comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of September 30, 2017, we have in-network contracts with insurance providers that account for over 198 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory partners, and the number of tests that we accession through this effort is a key indicator that we use to assess our business. A test is accessioned when we receive the test, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. We processed approximately 377,500 tests during the nine months ended September 30, 2017, comprised of approximately 356,300 tests accessioned and 21,200 Constellation units, compared to approximately 330,100 tests processed during the nine months ended September 30, 2016, comprised of approximately 318,100 tests accessioned and 12,000 Constellation units. This increase in volume is primarily due to the commercial growth of our Panorama and HCS tests, and tests processed through our Constellation software platform that was launched in May 2015. The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2017 was 83%, up from 79% for the nine months ended September 30, 2016. The percent of our revenues attributable to U.S. laboratory partners for the nine months ended September 30, 2017 was 6%, which was a decrease from 11% for the nine months ended September 30, 2016, primarily as a result of our termination of a distribution agreement earlier in the year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the nine months ended September 30, 2017 was 11%, which was flat when compared to the nine months ended September 30, 2016.

In addition to distributing molecular diagnostic tests through our direct sales force and laboratory partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development and commercialization of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $3.6 million and $2.3 million in revenues from our licensing arrangements during the nine months ended September 30, 2017 and 2016, respectively. Revenues from the DDC arrangement commenced in the second quarter of 2014 and our revenues from other Constellation licensing arrangements commenced beginning in the fourth quarter of 2015.

In April 2017, we launched Evercord, which is a cord blood and cord tissue processing and storage service. Our U.S. direct sales force sells Evercord to the same OB/GYNs who prescribe and order Panorama and HCS,  and our own inside sales force offers this product to our existing and past patients who have used our Panorama or HCS tests. Upon the launch of Evercord, we also entered into an agreement with an umbilical cord blood bank to perform processing and testing of cord blood and cord tissue units and store those units at a designated facility.

In May 2017, we launched Vistara, which is our new single-gene mutations screening test performed to detect single-gene disorders and offered as an option to patients. Upon the launch of Vistara, we entered into an agreement with a laboratory partner that runs the test to collaborate in improving test performance and to launch commercially.

In August 2017, we launched Signatera, which is a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies.

Our revenues decreased to $157.2 million in the nine months ended September 30, 2017 from $167.8 million in the nine months ended September 30, 2016. Panorama revenues accounted for $100.0 million, or 64%, of our revenues for the nine months ended September 30, 2017 and $108.7 million, or 65%, of our revenues for the nine months ended

September 30, 2016. HCS revenues accounted for $44.7 million, or 29%, of our revenues for the nine months ended September 30, 2017 and $46.9 million, or 28%, of our revenues for the nine months ended September 30, 2016. A significant proportion of our revenues in the nine months ended September 30, 2017 were derived from in-network payer contracts. In January 2017, we terminated our licensing and distribution agreement for Panorama with Bio-Reference. For the three and nine months ended September 30, 2017, there were no customers exceeding 10% of total revenue on an individual basis. For the three months ended September 30, 2016, Bio-Reference accounted for 13% of total revenues, and there were no customers exceeding 10% of total revenues on an individual basis for the nine months ended September 30, 2016. Sales of Panorama to Bio-Reference represented 7% of our revenues generated from Panorama in the nine months ended September 30, 2016. Revenues from customers outside the United States were $17.8 million and $18.3 million for the nine months ended September 30, 2017 and 2016, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the nine months ended September 30, 2017 and 2016 were $90.8 million and $57.9 million, respectively. This included non-cash stock compensation expense of $8.4 million and $8.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $436.7 million.

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

Our two primary distribution channels are our direct sales force and our laboratory partners. We also have a cloud-based distribution model through licensees from which we began recognizing revenue in the fourth quarter of 2015. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We do not maintain an account receivable balance in our financial statements for outstanding billing to the insurance payers because we cannot determine the collectable portion of the billings until cash is received.

In cases where we sell our tests through our laboratory partners, the majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests and we are entitled to either a fixed price per test or a percentage of their collections.

The fixed fees identified in contracts with laboratory partners change only if a pricing amendment is agreed upon between both parties. In contracts, whereby we have a fixed fee agreement, revenue is recognized when collection is reasonably assured and all other revenue recognition criteria are met. For cases in which there is no fixed price established with a laboratory partner, we then recognize revenues from partner-distributed tests on a cash basis. For tests sold through a limited number of our laboratory partners, we bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We receive licensing revenue through the licensing and the provisioning of services to support the use of our proprietary technology with our cloud-based distribution model licensees. Licensing revenues are recognized when earned under the terms of the related agreements and are presented as Licensing and Other Revenues in the statements of operations and comprehensive loss.

We recognize revenues from Evercord for the collection and storage of newborn cord blood and cord tissue units. Deliverables consist of: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units (the “processing services”), with revenue for this deliverable recognized after the collection and successful processing of the cord blood and cord tissue units, and (ii) the storage of the cord blood and cord tissue units (the “storage services”), for either an annual fee or a prepayment covering an extended period or the lifetime of the newborn donor, with revenue for this deliverable recognized ratably over the applicable storage period. We bundle our processing services together with first year storage, and each of them has its own standalone value to customers, and therefore, represents a separate deliverable. The selling price for the processing services and the storage services are estimated based on the best estimate of selling price because we do not have vendor specific objective evidence or third-party evidence of selling price for these elements. Evercord revenues are reported in Licensing and Other Revenues in the statements of operations and comprehensive loss.

Revenue recognized on a cash basis represented 83% and 81% of our revenues for the three months ended September 30, 2017 and 2016, respectively, and 84% and 85% of our revenues for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we have 23 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three and nine months ended September 30, 2017, we recognized revenue from nine of such arrangements.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, offer additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although many third-party payers have begun to reimburse for this, and we believe that additional third-party payers will do so in the future. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to reduced reimbursement, or third-party payers declining to reimburse. Any such decline in reimbursement would decrease our revenues. Our financial performance is also impacted by our having increased our in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test decreases accordingly. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing, and we will continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our Constellation, cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues, per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, its associated gross margin is higher.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred by our research and development team to improve and maintain our Constellation software platform, and amortization of Constellation software development costs. Cost of licensing and other revenues also include costs associated with Evercord, which is a cord blood and cord tissue processing and storage service. Such costs are related to collection kits consumed during the processing of cord blood samples, fees for the processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility.

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

Selling, General and Administrative

Selling, general and administrative expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, education seminars, payer outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In the near term, we expect selling, general and administrative expenses will increase and be driven by the costs of hiring additional sales personnel to further penetrate the domestic and international market, and marketing and education expenses to drive market penetration and reimbursement. We also expect selling, general and administrative expenses incurred in connection with us operating as a public company to begin generating at a steady rate, and these expenses are related to compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our selling, general and administrative expenses will increase in absolute dollars as we expand our billing and client services functions.

Interest Expense

Interest expense is attributable to borrowing under our Credit Line and 2017 Term Loan, as well as the amortization of debt discount associated with the term loan.

Interest and Other (Expense) Income, net

Interest and other (expense) income, net is from interest earned on our cash, realized gains on investments, foreign currency remeasurement gains, changes in the fair value of our warrants, and finance charges related to the unused borrowing capacity of our 2017 Term Loan.

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

We consider our critical accounting policies and estimates to be revenue recognition, income taxes, fair value measurements, stock-based compensation, and impairment of long-lived assets. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Results of operations

Comparison of the three months ended September 30, 2017 and 2016

	Three months ended
	September 30,		Change
	2017	2016	Amount	Percent
	(In thousands except percentage)
Revenues:
Product revenues	$55,331	$53,090	$2,241	4.2%
Licensing and other revenues	1,325	799	526	65.8
Total revenues	56,656	53,889	2,767	5.1
Cost and expenses:
Cost of product revenues	33,558	33,761	(203)	(0.6)
Cost of licensing and other revenues	1,054	500	554	110.8
Research and development	12,609	11,345	1,264	11.1
Selling, general and administrative	34,478	34,938	(460)	(1.3)
Total cost and expenses	81,699	80,544	1,155	1.4
Loss from operations	(25,043)	(26,655)	1,612	(6.0)
Interest expense	(1,477)	(146)	(1,331)	911.6
Interest and other (expense) income, net	(437)	887	(1,324)	(149.3)
Loss before income taxes	(26,957)	(25,914)	(1,043)	4.0
Income tax expense	(162)	(103)	(59)	57.3
Net loss	$(27,119)	$(26,017)	$(1,102)	4.2%

Revenues

Total revenues increased $2.8 million, or 5.1%, from the three months ended September 30, 2016 to the three months ended September 30, 2017. This was primarily due to an increase in volume of tests performed. The net increase of $2.2 million in product revenues was primarily driven by an increase in HCS revenues of  $4.7 million, offset by a $2.4 million decrease in Panorama revenues and a $0.1 million decrease in other revenues. The growth in HCS revenues was the combined result of $4.1 million increased payments from insurance carriers and clinics due to higher test volume and $0.6 million of revenue recognized with the release of certain amounts previously held in reserves from third party payers.  Panorama test volume grew slightly when compared to the same period of the prior year, whereas its reduced revenues of $6.8 million were the combined results of lower average selling price charged to our in-network payers, lower collections on our microdeletions screening, and partially caused by our termination of a distribution agreement earlier in the year. These were offset by $3.1 million of revenue recognized with the release of certain amounts previously held in reserves from third party payers, and $1.3 million of payments from insurance carriers resulting from higher test volume.

Licensing and other revenues increased by $0.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as we entered into additional licensing and service arrangements related to the Constellation software platform with our laboratory partners, and because of revenues recognized from Evercord, which is our cord blood and cord tissue processing and storage service, which we did not offer in 2016.

During the three months ended September 30, 2017, we processed approximately 130,400 tests, comprised of approximately 122,600 tests accessioned and 7,800 Constellation units. Approximately 85,100 Panorama tests and 32,800 HCS tests were accessioned during the three months ended September 30, 2017. We recognized revenue on approximately 78,700 tests, including approximately 56,400 Panorama tests and 19,900 HCS tests, in the three months ended September 30, 2017. Forty-seven percent of the 78,700 tests, including 50% of the 56,400 Panorama tests and 42% of the 19,900 HCS tests, were accessioned in the three months ended September 30, 2017, and the remainder were accessioned in prior periods. During the three months ended September 30, 2016, we processed approximately 113,500 tests, comprised of approximately 109,100 tests accessioned and 4,400 Constellation units. Approximately 84,400 Panorama tests and 20,500 HCS tests were accessioned during the three months ended September 30, 2016. We recognized revenue on approximately 67,500 tests, including approximately 56,000 Panorama tests and 9,700 HCS tests, in the three months ended September 30, 2016. Fifty-one percent of the 67,500 tests, including 53% of the 56,000 Panorama tests and 43% of the 9,700 HCS tests, were accessioned in the three months ended September 30, 2016 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for certain tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The percentage of revenue recognized from tests accessioned in the three months ended September 30, 2017 was 47%, compared to 51% in three months ended September 30, 2016.

Revenues from customers outside the United States were $6.0 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively.

Cost of product revenues

Cost of product revenues decreased $0.2 million, or 0.6%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to $4.3 million cost savings from Panorama test processing following our transition to Version 3 of Panorama, lower freight charges and overhead of $0.8 million, and a cost benefit resulting from a $0.2 million asset impairment charge recorded for our previous generation of automation and sequencing equipment in the same period of the prior year, offset by $4.9 million of additional costs incurred due to increased volume of HCS tests accessioned and material costs resulting from a higher number of other tests processed in the three months ended September 30, 2017 and inventory excess adjustments of $0.2 million. As a percentage of product revenues, cost of product revenues decreased 3.0% from 63.6% of revenues for the three months ended September 30, 2016 to 60.6% for the three months ended September 30, 2017.

Cost of licensing and other revenues

Cost of licensing and other revenues increased $0.6 million, or 110.8%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the addition of our new product, Evercord. Such costs were related to collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility. In the three months ended September 30, 2017, $0.6 million of such costs were recorded in cost of licensing and other revenues.

Cost of licensing and other revenues also included costs associated with the improvement and maintenance of our Constellation software platform. In the three months ended September 30, 2017, engineering costs allocated to cost of licensing and other revenues, as well as the amortization of the Constellation software development and other material costs, remained flat when compared to the same period of the prior year.

Research and development

Research and development expenses increased $1.3 million, or 11.1%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in research and development expenses was primarily attributable to a $0.7 million increase in salaries and employee benefits associated with headcount growth and bonuses accrued, which also caused a total of $0.4 million increase in facility-related costs and office expenses, along with higher rent and management fees charged for our headquarters in San Carlos, California. Expenses associated with ongoing clinical trials and laboratory supplies increased $0.6 million. Depreciation and overhead increased $0.4 million as a result of testing and validation performed on our next generation of sequencing and automation equipment, and in connection with HCS automation. These increases were offset by $0.9 million reduced spending on consulting fees.

Selling, general and administrative

Selling, general and administrative expenses decreased  $0.4 million, or 1.3%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in selling, general and administrative expenses was primarily attributable to reduced spending of $1.4 million on sales and marketing related expenses as we scaled back on market research, public relations and promotional events, along with $0.2 million decrease in bonuses accrued and other corporate related expenses, offset by a $1.2 million increase in salaries and employee benefits associated with headcount growth and higher health insurance premiums charged by insurance carriers.

Interest expense

Interest expense increased  $1.3 million in the three months ended September 30, 2017 when compared to the same period of the prior year. The increase was primarily due to $1.1 million of interest incurred and debt discount amortized from additional debt we borrowed in August 2017, and $0.2 million of interest charged at the variable interest rate on the Credit Line, which was higher in the three months ended September 30, 2017. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest and other (expense) income, net

Interest and other expense, net was $0.4 million for the three months ended September 30, 2017, compared to interest and other income of $0.9 million in the same period of the prior year, which represented a decrease of  $1.3 million. The decrease was primarily due to an unfavorable movement on the change in the fair value of our warrant liability totaling $1.1 million, and a decrease in interest income and other expenses of approximately $0.2 million due to our reduced investment portfolio.

Comparison of the nine months ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	Percent
	(In thousands except percentage)
Revenues:
Product revenues	$153,520	$165,457	$(11,937)	(7.2)%
Licensing and other revenues	3,654	2,318	1,336	57.6
Total revenues	157,174	167,775	(10,601)	(6.3)
Cost and expenses:
Cost of product revenues	100,355	97,074	3,281	3.4
Cost of licensing and other revenues	2,516	500	2,016	403.2
Research and development	37,045	30,403	6,642	21.8
Selling, general and administrative	106,369	98,573	7,796	7.9
Total cost and expenses	246,285	226,550	19,735	8.7
Loss from operations	(89,111)	(58,775)	(30,336)	51.6
Interest expense	(1,878)	(383)	(1,495)	390.3
Interest and other income	450	1,403	(953)	(67.9)
Loss before income taxes	(90,539)	(57,755)	(32,784)	56.8
Income tax expense	(273)	(103)	(170)	165.0
Net loss	$(90,812)	$(57,858)	$(32,954)	57.0%

Revenues

Total revenues decreased $10.6 million, or 6.3%, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017. Product revenues decreased $11.9 million, or 7.2%, of which $8.8 million was related to Panorama revenues and $2.2 million was related to HCS revenues. While Panorama test volume grew compared to the same period of the prior year, the associated revenues declined $11.9 million due to combined effect of lower average selling price charged to our in-network payers, lower collections on our microdeletions screening, and partially resulting from our termination of a distribution agreement earlier in the year. These were offset by $3.1 million of revenue recognized with the release of certain amounts previously held in reserves from third party payers. The decrease in HCS revenues was comprised of $4.7 million of reduced insurance payments resulting from lower average selling price charged to our in-network payers, offset by an increase of $2.0 million associated with higher number of tests sold to clinics and laboratory partners and $0.6 million of revenue recognized with the release of certain amounts previously held in reserves from third party payers. Approximately 74% of our revenues during the nine months ended September 30, 2017 were derived from test volumes accessioned within the same quarter; the remaining revenues were derived from tests accessioned in prior periods.

Licensing and other revenues increased by $1.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we entered into additional licensing and service arrangements related to the Constellation software platform with our laboratory partners, and because of revenues recognized from Evercord, which is our cord blood and cord tissue processing and storage service, which we did not offer in 2016.

During the nine months ended September 30, 2017, we processed approximately 377,500 tests, comprised of approximately 356,300 tests accessioned and 21,200 Constellation units. Approximately 253,100 Panorama tests and 90,400 HCS tests were accessioned during the nine months ended September 30, 2017. We recognized revenue on approximately 202,300 tests, including approximately 148,300 Panorama tests and 47,700 HCS tests, in the nine months ended September 30, 2017. Seventy-four percent of the 202,300 tests, including 76% of the 148,300 Panorama tests and 72% of the 47,700 HCS tests, were accessioned in the nine months ended September 30, 2017, and the remainder were accessioned in prior periods. During the nine months ended September 30, 2016, we processed approximately 330,100 tests, comprised of approximately 318,100 tests accessioned and 12,000 Constellation units. Approximately 247,100 Panorama tests and 58,800 HCS tests were accessioned during the nine months ended September 30, 2016. We recognized revenue on approximately 158,500 tests, including approximately 129,800 Panorama tests and 23,400 HCS tests, in the nine months ended September 30, 2016. Seventy-seven percent of the 158,500 tests, including 78% of the 129,800 Panorama tests and 75% of the 23,400 HCS tests, were accessioned in the nine months ended September 30, 2016 and the remainder were accessioned in prior periods.

The number of tests we accession in a given period differs from the number of tests on which we recognize revenue in that period because we recognize revenue for certain tests upon cash receipt, which may occur a number of months after the test is accessioned; and in some cases, we do not ultimately receive reimbursement or payment for tests we accession. The vast majority of tests distributed through our direct sales force are billed to insurance payers and revenue is predominantly recognized on a cash basis as price is not fixed and determinable and collection is not reasonably assured. The percentage of revenue recognized from tests accessioned in the nine months ended September 30, 2017 was 74%, compared to 77% in nine months ended September 30, 2016.

Revenues from customers outside the United States were $17.8 million and $18.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Cost of product revenues

Cost of product revenues increased $3.3 million, or 3.4%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to $11.8 million of additional costs incurred by increased volume of HCS tests accessioned in the nine months ended September 30, 2017, higher freight charges and overhead of $1.0 million, an asset impairment charge and inventory excess adjustments of $1.0 million primarily related to the phasing out of our previous generation of automation and sequencing technology, a temporary increase in expenses and material costs caused by increased vendor materials qualification activities during the processing of Version 3 of Panorama tests, offset by $10.2 million cost savings from Panorama test processing following our transition to the next generation of automation and sequencing technology and lower material costs for other tests processed, and a cost benefit resulting from a $0.2 million asset impairment charge recorded for our previous generation of automation and sequencing equipment in the same period of the prior year. As a percentage of product revenues, cost of product revenues increased 6.7% from 58.7% for the nine months ended September 30, 2016 to 65.4% for the nine months ended September 30, 2017.

Cost of licensing and other revenues

Cost of licensing and other revenues increased $2.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we increased licensing of the cloud-based software product to our licensees and continued to improve and maintain our Constellation software platform. Costs allocated to Constellation software platform increased approximately $1.1 million, of which $0.8 million was related to engineering costs, and $0.3 million was related to the amortization of the Constellation software development and other material costs.

Cost of licensing and other revenues also included costs associated with our new product, Evercord. Such costs were related to materials consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility. In the nine months ended September 30, 2017, $0.9 million of such costs were recorded in cost of licensing and other revenues.

Research and development

Research and development expenses increased $6.6 million, or 21.8%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in research and development expenses was primarily attributable to merit salary adjustments and higher salaries and benefit costs of $3.1 million because of increased headcount, which also caused a total of $1.3 million increase in facility-related costs and office expenses as a result of expansion of our lease premises, along with higher rent and management fees charged for our headquarters in San Carlos, California. Expenses associated with ongoing clinical trials and laboratory supplies increased $1.7 million because of the launch of our oncology research project in August 2017. Depreciation and overhead increased $0.9 million as a result of testing and validation performed on our next generation of sequencing and automation equipment, and in connection with HCS automation. These were offset by a decrease in outside services of $0.5 million.

Selling, general and administrative

Selling, general and administrative expenses increased $7.8 million, or 7.9%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to $8.0 million increase in salaries and employee benefits associated with headcount growth, merit salary adjustments, higher health insurance premiums charged by insurance carriers, and higher stock-based compensation expense from the new ESPP offered to our employees. Outside service costs increased a total of $1.0 million, which was comprised of an additional spending of $0.5 million on accounting and audit related fees primarily related to consultants hired for technical accounting and internal controls assessment projects, corporate tax related work and audit fees as a result of our annual audit and quarterly financial reviews, $0.8 million of legal fees paid for work related to corporate affairs and patented technology, $0.2 million from outsourcing our staff recruiting effort, offset by $0.5 million of reduced spending on temporary insurance billing staff. Facility-related and other corporate expenses increased $0.8 million as a result of higher spending on supplies, software subscription and increased depreciation expense on office equipment, along with higher rent and management fees charged for our headquarters in San Carlos, California. These increases were offset by reduced spending of $2.0 million on sales and marketing and travel expenses as we scaled back on speaker conferences, public relations and promotional events.

Interest expense

Interest expense increased $1.5 million in the nine months ended September 30, 2017 when compared to the same period of the prior year. The increase was primarily due to $1.1 million of interest incurred and debt discount amortized from additional debt we borrowed in August 2017, and $0.4 of interest charged at the variable interest rate on the Credit Line, which was higher in the nine months ended September 30, 2017. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest and other income

Interest and other income decreased  $1.0 million for the nine months ended September 30, 2017 compared to the same period of the prior year primarily due to a $0.5 million unfavorable movement on the change in the fair value of our warrant liability and a decrease in interest income and other expenses of $0.5 million primarily attributable to our reduced investment portfolio.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2017, we had a net loss of $90.8 million, and we expect to incur additional losses in future periods. As of September 30, 2017, we had an accumulated deficit of $436.7 million. As of September 30, 2017, we had $11.2 million in cash and cash equivalents, $135.0 million in short-term investments,  $50.1 million of outstanding balance of the Credit Line including accrued interest, and $73.2 million of net carrying amount of the 2017 Term Loan.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after November 8, 2017.

Initial Public Offering

In July 2015, we completed an IPO, and subsequently in August 2015, we completed the sale of additional shares upon exercise of the underwriters’ over-allotment option. In connection with the IPO, we sold 10,900,000 shares of common stock at $18.00 per share, which raised $178.5 million in proceeds, net of underwriting discounts, commissions, and offering expenses.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. In October 2015, we borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS Acquisition Offshore, LP. The Credit Line currently bears interest at 30-day LIBOR plus 1.10%. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities accounts held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

In November 2015, we borrowed an additional $10.0 million from the Credit Line to provide working capital, which increased the total principal amount outstanding to $42.0 million. In June 2016, we borrowed an additional $8.0 million and repaid $1.0 million on the Credit Line, thereby increasing the total principal amount outstanding to $49.0 million, with accrued interest of $0.6 million as of December 31, 2016. As of September 30, 2017, interest accrued was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

2017 Term Loan

In August 2017, we entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, we borrowed $75.0 million, with the remaining $25.0 million available for borrowing at our option at any time through December 31, 2018, subject to standard conditions. The amounts borrowed under the 2017 Term Loan are primarily being used for general corporate purposes and to fund and support our business and operations. Interest is accrued on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an eighty-four month term and will mature in August 2024. We are required to make interest payments over the term of the loan, with repayment of the full outstanding balance on the maturity date. Our obligations under the 2017 Term Loan are secured by substantially all of our assets, including our intellectual property, subject to certain customary exceptions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash used in operating activities	$(68,649)	$(44,406)
Cash (used in) provided by investing activities	(13,733)	30,089
Cash provided by financing activities	78,337	10,692
Net decrease in cash	(4,045)	(3,625)
Cash at beginning of year	15,256	28,947
Cash at end of period	$11,211	$25,322

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2017 was $68.7 million. The net loss of $90.8 million includes $17.6 million in non‑cash benefits resulting from $8.4 million of stock-based compensation expense, $5.3 million of depreciation and amortization, $0.7 million of premium amortization and discount accretion on investment securities, $1.8 million of accrued interest on our Credit Line and 2017 Term Loan, an asset impairment charge of $0.6 million recorded as a result of us entirely phasing out certain sequencing and automation equipment, a $0.4 million remeasurement loss on the change in the fair value of our warrant liability, and inventory excess adjustments of $0.4 million.  Operating assets increased cash by  $5.1 million primarily due to a $6.1 million decrease in accounts receivable, a $1.5 million decrease in restricted cash and other assets, and a $0.7 million decrease in prepaid and other current assets, offset by a $3.2 million increase in inventory. Operating liabilities reduced cash by  $0.6 million primarily due to an increase in other accrued liabilities of $3.7 million, increases in deferred revenue and deferred rent of $1.8 million, offset by a decrease in accounts payable of $4.5 million and a decrease of accrued compensation of $1.6 million.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 totaled $13.7 million, which was comprised of $4.6 million in purchases of securities net of investment proceeds and the acquisition of $9.1 million of property and equipment, net of proceeds. Acquisitions of property and equipment are primarily related to the transition to our next generation automation and sequencing technology, purchases of computer hardware and software and costs capitalized for the development of our patient portal.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 totaled $78.3 million, which was comprised of $75.0 million in borrowings from our 2017 Term Loan we entered into in August 2017, and $3.3 million of proceeds from exercise of stock options and issuance of common stock under ESPP.

Cash provided by financing activities for the nine months ended September 30, 2016 totaled $10.7 million consisting of a net $7.0 million in short term borrowings under our Credit Line and $3.7 million from the issuance of common stock.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Agreement.

The following table summarizes our contractual obligations as of September 30, 2017:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$59,910	$7,632	$17,261	$17,949	$17,068
Short-term debt(1)	49,000	49,000	—	—	—
Interest on short-term debt(2)	1,097	1,097	—	—	—
Long-term debt(3)	75,000	—	—	—	75,000
Inventory purchase obligations(4)	8,770	8,770	—	—	—
Contractual obligations(5)	4,588	—	3,725	863	—
Total	$198,365	$66,499	$20,986	$18,812	$92,068

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represent our accrued interest as of September 30, 2017 on our Credit Line.
(3)	Represents proceeds from the 2017 Term Loan.
(4)

Represents material open inventory purchase orders in the aggregate with suppliers as of September 30, 2017, including a contractual commitment with Illumina, Inc. for $6.7 million for inventory material used in the laboratory testing process within the next 12 months.

(5)

Represents $2.6 million non-cancelable contractual commitments with a vendor for biological sample processing and storage through December 31, 2021, and $2.0 remaining commitments of a non-cancelable license agreement with a vendor until December 31, 2019.

Operating Lease Obligations

As of September 30, 2017, we lease office facilities under non‑cancelable operating lease agreements. We currently occupy approximately 104,000 square feet of laboratory and office space at our San Carlos, California corporate headquarters pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces (the “First Space and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $309,372 per month. The Second Space covers approximately 16,000 square feet at a base rent of $60,730 per month. We paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately eighty-four months and expires in October 2023.

We terminated the previous sublease of the First Space (as described above), which had been separated into two subleases with two separate lessors. One sublease covered approximately 61,000 square feet beginning January 2013, which was secured by a $0.8 million letter of credit (refer to Note 2 under Restricted Cash in the Notes to Unaudited Interim Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report) in favor of the lessor and terminated in October 2016. The other sublease covered approximately 27,000 square feet beginning March 2014, which was secured by a $0.3 million letter of credit in favor of the lessor and terminated in January 2017.

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

In October 2015, our subsidiary entered into a one-year lease agreement for temporary office space in Austin, Texas. The property carried a monthly rent of $12,900 per month for the 12 months of the lease and $12,900 per month on a month-to-month basis following the 12th month. This lease expired in October 2016. The terms of the lease included a $12,900 security deposit, which was refunded by the landlord to us in June 2017.

In September 2015, our subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term was 132 months and began in December 2015 and expiring in November 2026 with monthly rent payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary has paid a security deposit of $0.4 million, and the landlord allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of September 30, 2017, the full amount of the allowance has been reimbursed by the landlord.

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

Inventory Purchase Obligations

As of September 30, 2017, we have contractual commitments with Illumina, Inc. and other material suppliers for approximately $6.7 million and $2.1 million, respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations within the next 12 months.

Contractual Obligations

As of September 30, 2017, we have non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $2.6 million. This represents our binding and remaining commitments with the vendor through December 31, 2021.

As of September 30, 2017, we have a non-cancelable agreement with a vendor for approximately $2.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $1.3 million based on our $125.1 million gross debt outstanding, including principal and accrued interest as of September 30, 2017. We expect our annual interest expense to increase as a result of our 2017 Term Loan.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2017, our interest income would change by approximately $1.4 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of September 30, 2017.

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

ITEM 4:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For the three months ended September 30, 2017 and the year ended December 31, 2016, 63% and 66%, respectively, of our revenues were derived from sales of our NIPT, Panorama. Although we are growing our revenues from other products, in particular our Horizon carrier screen, we expect to continue to derive a significant portion of our revenues from the sales of Panorama, at least in the near term. Continued and additional market acceptance of Panorama, reimbursement for the average risk population and for microdeletions, and our ability to attract new customers are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

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

•

third-party payers are increasingly requiring that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which may reduce or delay the reimbursement amounts we receive for Panorama or our other tests;

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

•

we may experience supply constraints, including those due to the failure of our key suppliers to provide required sequencers and reagents or disputes with our key suppliers, including those with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, which is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata;

•	we may experience increased cost of product, licensing and other revenues as a percentage of total revenues, as was the case for each of the years ended December 31, 2016 and 2015;
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

•

we may fail to adequately protect our intellectual property relating to Panorama, leading to increased competition, or others may claim we infringe their intellectual property rights; if we are required to pay license fees in order to license third party intellectual property rights due to actual or alleged infringement based on our running Panorama, we may experience increased costs in running Panorama, and we may be unable to pass such costs on to our customers; and

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the three months ended September 30, 2017 and 2016 was $27.1 million and $26.0 million, respectively. Our net loss for the years ended December 31, 2016, 2015 and 2014 was $95.8 million, $70.3 million and $5.2 million, respectively. As of September 30, 2017 and December 31, 2016, we had an accumulated deficit of $436.7 million and $345.9 million, respectively. We expect that such losses will increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop future DNA-based testing solutions, including in the field of cancer.

In addition, the rate of growth in our revenues has generally been negative, low or flat in recent quarters, and this trend may continue in future periods. In particular, a significant element of our business strategy has been, and will continue to be, to increase our in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, such as Panorama for the average-risk pregnancy population or for microdeletions screening. Therefore, going in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues if we are unable to continue to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a new CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to reduced reimbursement, or third-party payers declining to reimburse, under the new code, which has had and will likely continue to have an adverse effect on our revenues.

Although we receive license fees for use of our bioinformatics technology under our Constellation cloud-based distribution model, because we do not perform the molecular biology analysis in our laboratory under this model, we are not able to charge as high an amount per test as when we perform the entire test ourselves, and our revenues per test are therefore lower than the amount we receive when we perform the entire test ourselves. If the lower revenues per test performed under our cloud-based distribution model is not offset by a sufficient increase in volume of tests sold, our overall revenues will be lower, and our results of operations may be adversely affected. Additionally, to the extent that any of our laboratory customers for whom we currently perform our tests entirely in our laboratory transition to our cloud-based distribution model, our revenues from such customers will decrease, which may adversely affect our results of operations.

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

Uncertainty in the development and commercialization of our enhanced or new tests or services, including future cancer diagnostic products, could materially adversely affect our business, financial condition and results of operations.

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products; we intend to continue to increase our efforts to expand our platform and apply our expertise in processing and analyzing cell-free DNA to the field of cancer, and have just recently launched our first offering in the field of cancer, for research use only. The development of enhanced or new tests is complex, costly and uncertain. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for cancer screening, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. Furthermore, enhancing or developing new tests requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology trends. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests. The research and development process in molecular diagnostics generally takes a significant amount of time from the research and design stage to commercialization. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or otherwise, or we may otherwise have to abandon a test in which we have invested substantial resources. We have occasionally implemented updates to Panorama to, among others, reduce the costs of running the test and increase efficiency, and most recently to add the ability to screen for certain conditions in twin pregnancies. We expect to continue to implement updates over time; however, we may experience unforeseen difficulties with the updated processes, which may result in increased costs and the diversion of management’s attention and resources from other business matters.

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

We recently launched our Evercord cord blood and cord tissue banking service in April 2017; our Vistara single-gene mutations screening test in May 2017; our Signatera (RUO) recurrence monitoring liquid biopsy offering for research use only in August 2017; and our twin pregnancies screening capability for Panorama in October 2017. We cannot be certain that we will be successful in commercializing these or any new product offerings, as further described in the risk factor entitled “—If we are unable to successfully grow revenues for products or services in addition to Panorama, our business and results of operations may be adversely affected.”

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

We compete in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, changing customer preferences, emerging competition, evolving industry standards, intellectual property disputes, price competition, reimbursement challenges, and aggressive marketing practices. Our principal competition in this field comes from existing testing methods, technologies and products, including other NIPTs and carrier screening tests offered by our competitors, that are used by OB/GYNs, maternal fetal medicine, or MFM, specialists or in vitro fertilization, or IVF, centers. Established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the cord blood and tissue banking field and face competition in that business from established companies with many years of experience in the industry. We are also new to the field of cancer diagnostics and face competition from other companies, many of which are larger, more established and have more experience and more resources than we do. Moreover, many companies in our markets are offering, or may offer, competing products and services at a lower cost than ours. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, Inc., a subsidiary of F. Hoffman La-Roche Ltd, or Roche; Counsyl, Inc.; Quest; Premaitha Health PLC; Beijing Genomics Institute; Berry Genomics Co., Ltd.; Progenity; LifeCodexx AG; Synlab International GmbH; and Multiplicom N.V., which was recently acquired by Agilent Technologies Inc. In addition, a business unit of OPKO Health, Inc., Bio-Reference, which was previously a laboratory distribution partner of ours, is commercializing a competing NIPT. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; NxGen MDx LLC; Fulgent Genetics; and GenPath Diagnostics, a business unit of Bio-Reference. In cord blood and tissue banking, we compete with companies such as Cord Blood Registry, a subsidiary of AMAG Pharmaceuticals, Inc.; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; CorCell Companies, Inc.; LifeBankUSA; AlphaCord LLC; StemCyte USA; and CariCord. In the field of cancer, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc., a subsidiary of Roche, and Grail, which was spun off from Illumina. In addition, Guardant Health, Inc., Personal Genome Diagnostics, Inc., Foundation Medicine, Inc., in which Roche has a majority ownership stake, and Genomic Health Inc. have already developed and are offering commercially in the United States so-called liquid biopsy tests, which are clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, and which are the same type of cancer diagnostic tests as Signatera and other cancer diagnostic tests that we are seeking to develop. Many other companies, including much larger companies than ours, have announced that they are developing and seeking to commercialize liquid biopsy tests. We expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

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

We do not know whether clinical laboratories will adopt this method of using our products and services in sufficient volume. As of November 1, 2017, we have agreements with only 23 licensees under our cloud-based distribution model, and we have only been recognizing revenue under our cloud-based distribution model for NIPT for seven full quarters. Only nine of our licensees are using Constellation commercially to market NIPT products, and one licensee is currently using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. Other licensees for our cloud-based model are in earlier stages of development and implementation. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In addition, our cloud-based software will need to be compatible with whatever next-generation sequencing, or NGS, hardware a clinical laboratory is using. Because we do not control the manufacturing and specifications of the NGS equipment, some clinical laboratories may not be able to use Constellation. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers”, we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through Verinata, and may not charge a similar license fee for Verinata’s cloud-based software offering. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

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

We may be unable to commercialize our cloud-based distribution model in jurisdictions, including the United States, if we do not comply with ongoing regulatory requirements in such jurisdictions, including if we are required to obtain FDA clearance or approval to market our software for diagnostic purposes.

We utilize our Constellation software to aid in the calculation of test data. Our licensees have access to this software under our cloud-based distribution model. We have received a CE Mark from the European Commission for our Constellation software, through which our laboratory licensees access our algorithms, as well as for the key reagents that our laboratory licensees need in order to run their NIPT based on our technology. This enables us to offer Constellation for NIPT in the European Union and other countries that accept a CE Mark. However, as further described in the risk factor entitled “—Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally,” we have not obtained a CE Mark for our Panorama test as a whole. This has caused confusion among the regulatory authorities in some countries in the European Union, and we have had to, and may in the future be required to, address inquiries from regulatory authorities in such countries.

It is possible that we will need to obtain regulatory clearance or approval in the United States and elsewhere for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which are genetic mutations in which relatively large regions of the genome have been deleted or duplicated, which could be used to support our cloud-based distribution model for NIPT in the United States. The FDA has indicated to us that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the premarket approval, or PMA, process. However, the FDA has not committed to this position and may take a different position in the future. The FDA has stated that it will not prevent us from marketing Constellation in the United States while we continue to discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself on the issue of our ability to continue to market Constellation during our discussions. If necessary, we intend to seek regulatory clearance or approval for our Constellation software; however, we cannot guarantee that we will obtain such clearance or approval. If clearance or approval is required by the FDA and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

If our Constellation software requires regulatory clearance or approval in the United States, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance to the extent required, we may not be permitted to offer our Constellation software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our licensees using our cloud-based distribution model in the United States is found not to be a laboratory developed test, or LDT, or that licensee has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the licensee may not be able to market its test, we would not receive the anticipated revenues from that licensee, and potential or other current licensees may be dissuaded from utilizing our Constellation software.

We may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, marketing and billing personnel.

Approximately 84% of our revenues for the three months ended September 30, 2017 were attributable to our U.S. direct sales. Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force, and in our billing and marketing personnel, which required us to expand our training and compliance efforts in line with the increase in personnel in these functions. We continue to monitor our sales, billing, marketing and other personnel; however, we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, as we scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, or may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

We rely on internal and third-party data centers and platforms to host our laboratory and cloud-based software, and any interruptions of service or failures may impair the operations of our laboratory or the delivery of our cloud-based software and harm our business.

We currently maintain a data center at our laboratory facilities in San Carlos, California. We also currently provide and will continue to provide our cloud-based Constellation software to our laboratory licensees through third-party data center hosting facilities operated by Amazon Web Services, or AWS, located in the United States. Any technical problems that may arise in connection with our on-site data center or with the AWS facilities could result in interruptions in our laboratory operations or our cloud-based services. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. For example, earlier this year AWS experienced an outage at one of its main storage systems in the United States, which resulted in a large portion of the system being offline and inaccessible for several hours. While our software and platforms were not materially affected by this outage, future outages that are more severe or other issues with AWS’s facilities could materially impact our operations.

In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is also hosted on AWS servers. These algorithms cannot currently be run other than through the DNAnexus platform; they are currently used to run our Panorama NIPT, NIPT analysis for our Constellation licensees, our Signatera (RUO) liquid biopsy test, and for certain of our research and development activities, and we plan to utilize the platform for additional applications in the future. In the event of any failure in the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or difficulties in or termination of our relationship with DNAnexus, we and our Constellation licensees may lose or be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

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

In addition, as further discussed in the risk factor entitled “If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected,” we have just launched our Evercord service, which is in an industry in which we previously had no experience; we have also recently launched our new Vistara test and our Signatera oncology offering for research use only. Any failure to meet consumer expectations could harm our reputation.

We rely on third-party laboratories to perform some of our testing.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA certified laboratories. For example, a significant portion of our Horizon carrier screening testing, and our new Vistara single-gene mutations testing, is performed by third-party laboratories. In addition, we contract with a third-party laboratory to perform the processing and storage of our Evercord customers’ cord blood and cord tissue samples. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have in the past had issues with delivering results to us within the time frames we expected or established in our contracts with them. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in a timely manner and in accordance with the standards that we and our customers expect, our ability to provide test results to customers may be delayed or interrupted, which could result in a loss of customers and harm to our reputation. We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy our demand for this testing with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for our Vistara or Evercord offerings. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell these tests. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

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

We have only recently commercially launched Evercord, a private cord blood and tissue banking service. Our success with this service offering will be subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering, and in an industry that is new to us and that includes competitors who have been operating for many years. We may face unforeseen difficulties in a number of areas, including with Bloodworks Northwest, or Bloodworks, which is our partner providing the processing and storage services, and storage facility, for this offering; our other suppliers and service providers; our and Bloodworks’ ability to maintain required regulatory registrations from the FDA; or disruption of our business and distraction of our employees and management, as described in the risk factor entitled “If we are unable to successfully scale our operations, our business could suffer.” Similarly, we recently launched Vistara, our single-gene mutations panel, to OB/GYNs and Signatera, our recurrence monitoring liquid biopsy test for research use only, both of which are also subject to many of the risks affecting our business generally as well as the risks inherent in launching a new product and, in the case of Vistara, with a commercial partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Evercord, Vistara or Signatera offerings will be successful.

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

The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. For example, we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SMART study, or due to changes in study design or other unforeseen circumstances, such as our decision to expand our SMART study to include a larger number of patients. If our tests or the technology underlying our current tests or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected.

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

In addition, development of the data necessary to obtain regulatory clearance and approval of a test is time consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates.

If our sole CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing, our Vistara single-gene mutations testing, and the processing and storage of cord blood and cord tissue for our Evercord offering. We have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our San Carlos, California laboratory facility. This facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable (or samples could be damaged or destroyed) by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, and our blood collection tubes are sole sourced. For example, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama and Signatera and for our development activities relating to oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which has been acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, while our supply agreement with Illumina does not allow Illumina to charge us an additional fee, Illumina could attempt to require us to pay such a fee by, for example, bringing a patent infringement lawsuit against us. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of a lawsuit based on this intellectual property, and the costs and distraction to management of defending against such a lawsuit would likely be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms, reagents or other components, these efforts may require significant resources, expenditures and time and attention of management, and we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing alternative platforms, reagents or other components that are satisfactory for our needs or that we can employ in a commercially sustainable way.

In addition, Streck, Inc., or Streck, is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. All of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. The blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we would be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

Our failure to maintain a continued supply of components, or a supply that meets our quality control requirements, particularly in the case of sole suppliers such as Streck and Illumina, could impact our test performance or affect our ability to perform our tests in a timely manner or at all, and would materially and adversely harm our business, financial condition, and results of operations. Changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization activities, including efforts to market and commercialize Panorama. In the event of any adverse developments with our sole suppliers, or if any of our sole suppliers modifies any of the components they supply to us, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design or re-validate our products or, for any products for which we may obtain such approval, obtain approval from the FDA to use a new supplier. For example, Streck has informed us that it plans to modify the blood collection tubes that it supplies to us, and as a result, we are in the process of re-validating the modified blood collection tube for use with our Panorama test. In addition, if we obtain a premarket approval, or PMA, for Panorama as an in vitro diagnostic, or IVD, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts for such an IVD, as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.” Transitioning to a new supplier from any of our sole suppliers could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs.

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

Any such breach or interruption could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, and regulatory penalties. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, educate patients and clinicians about our service, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

Our Evercord cord blood and tissue banking service is subject to FDA regulatory oversight. Pursuant to FDA regulations, an individual or entity that performs any of the manufacturing steps in banking stem cells from peripheral and cord blood (recovery, processing, donor screening, donor testing, storage, labeling, packaging, or distribution) must register with the FDA unless an exception applies. Based on our direct activities, we are subject to FDA requirements and we may be subject to FDA inspection. We have registered with the FDA as an establishment engaged in specific manufacturing steps, including collecting cord blood and tissue samples, donor screening and distribution of cord blood HCPs. We have contracted with Bloodworks, another FDA-registered establishment, to perform other manufacturing steps in the process on our behalf, which we may do as a registered establishment. As the contractor establishment, we remain responsible for ensuring that our subcontractors perform each manufacturing step in compliance with applicable requirements, and are required to terminate any arrangement if our subcontractor is non-compliant. While we are not required to validate and oversee the processes of our subcontractor registered establishments, we are required to make an initial determination that the subcontractor is compliant, and to have policies and procedures in place to ensure that the subcontractor remains compliant throughout the term of the arrangement. We have made this determination with respect to Bloodworks and have put such procedures in place. We are also responsible for any manufacturing step performed on our behalf by an individual or entity that is not required to register with the FDA, such as the doctors and midwives who perform the collection of the cord blood and tissue.

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

Our reputation among clients and the medical and birthing services community is extremely important to the commercial success of our Evercord service offering. This is due in significant part to the nature of the service we provide – as we are assuming custodial care of a child’s umbilical cord blood stem cells entrusted to us by the parents for potential future use as a therapeutic for the child or a close relative. We believe that our reputation, and Bloodworks’ reputation, enables us to market Evercord as a competitive cord blood and tissue preservation service in a crowded marketplace. However, we may experience unforeseen issues, such as loss of or damage to a sample during transit, during the preservation process or while in storage. Any such problems, particularly if publicized, could negatively impact our reputation, which could adversely affect our business and business prospects. If our Evercord offering does not meet customer or other public expectations, any resulting harm to our reputation could extend beyond Evercord to our core women’s health and genetic testing business, which comprises the substantial portion of our revenue, because Evercord is promoted to the same OB/GYNs who prescribe and order many of our other products.

In addition to reputational damage, we face the risk of legal liability for loss of or damage to cord blood units. We do not own the cord blood units banked by our cord blood banking customers; instead, we act as custodian on behalf of the child-donor’s parent or guardian. Loss of or damage to the units would be loss of or damage to the customer’s property. We have included provisions in our enrollment agreement for this service, limiting our liability. However, we cannot be sure to what extent we could nevertheless be found liable for damages suffered as a result of harm to or loss of a cord blood unit, and if we are found liable, whether our insurance coverage will be sufficient to cover such damages.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Even though Panorama is highly accurate, it is not 100% accurate and we may report false negative results. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability. We are currently involved in a lawsuit by a patient alleging that we failed to perform a carrier screening test that was ordered. See Item 1—Legal Proceedings. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

As our test volumes and product offerings grow, we will need to continue to ramp up our testing capacity and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama and our other products depends, in part, on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand. For example, earlier this year we experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters to our facility in Austin, Texas, which resulted in our delayed receipt of approximately $1.5 million of insurance payments and impacted our revenue for that quarter. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services, such as the three new products we have already launched to date this year and future additional offerings and product enhancements. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

In particular, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development and other technical personnel and especially in the San Francisco Bay Area where our headquarters and laboratory facility is located, and the turnover rate of such personnel can be high. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employers. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the equity awards they receive in connection with their employment. To the extent that our current or potential employees perceive the value of our equity awards to be low, our ability to recruit, retain and motivate highly skilled employees may be adversely affected, which could then have an adverse effect on our business and future growth prospects. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information, as further discussed in “—Risks Relating to our Intellectual Property— If we are not able to adequately protect our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.”

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

In addition, we face the risk of our laboratory partners terminating their relationship with us and completely suspending the sale of our products, which has happened in the past. Laboratory partners that are not bound by obligations of exclusivity or non-competition to us or our products could decide to develop their own product that competes with ours or sell a competing product and may choose to promote such tests in addition to or in lieu of our tests. For example, we terminated our licensing and distribution agreement with Bio-Reference in January 2017, and Bio-Reference began selling a competing NIPT. Moreover, our partners could merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products.

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

As of September 30, 2017 and December 31, 2016, we had approximately $125.1 million and $49.6 million, respectively, of debt outstanding with accrued interest. On August 8, 2017, we completed our 2017 Term Loan under which we borrowed $75.0 million. In addition, we have $50.1 million outstanding under our Credit Line with UBS. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants and are secured by all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. If we default under our outstanding debt under the 2017 Line of Credit or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

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

DNA testing, like that conducted using Panorama, Horizon and our other products, including in the field of cancer, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use genetic tests even if permissible. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for services and products enabled by our technology platform, either of which could harm our business.

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

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics and Genomics, or ACMG, has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant CNVs in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. ISPD has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the American Congress of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine, or SMFM, have issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect that, based on the ACMG, ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether third-party payers will reimburse for NIPT for these average-risk patients. Currently, a number of third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we recently published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, which we have decided to expand in scope and therefore will not be completed within our initially anticipated timeline, we may be unable to obtain positive coverage determinations for our test. We do not expect to receive reimbursement for approximately 28,000 Panorama tests for average-risk patients and approximately 41,000 Panorama tests for microdeletions that we performed in the quarter ended September 30, 2017. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, including to the extent that we continue to perform large volumes of tests for which we do not receive reimbursement.

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

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses with certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests, such as carrier screen tests, like Horizon, that screen for multiple conditions, or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in Note 6 to our Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

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

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. Further, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which may cause payers to raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws. However, we have in the past received, and we may in the future receive, inquiries from third-party payers regarding our billing policies and collection practices. While we have addressed these inquiries as and when they have arisen, there is no guarantee that we will always be successful in addressing such concerns in the future, which may result in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action seeking reimbursement of previous amounts paid. Any of such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Furthermore, if a third-party payer were to be successful in proving such reimbursement was in breach of contract or otherwise contrary to law, we could be required to make a repayment, which could be significant, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

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

Our revenues from Medicare are currently very small, given the population that Medicare covers, and we do not expect those revenues to increase materially with regard to NIPT. However, Medicare reimbursement can affect Medicaid reimbursement, which is relevant to NIPT. For example, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare's fee-for-service rates, and many commercial third-party payers look to the amounts that Medicare pays for testing services and set their payment rates at a percentage of those amounts. Reimbursement amounts for laboratory tests furnished to Medicare beneficiaries are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS pursuant to a statutory formula established by the U.S. Congress. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the national coverage certainty afforded by a formal coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, which could have an adverse effect on our revenues.

Approximately 40% of all births in the United States are to state Medicaid program recipients. Under Medicaid regulations, in order for us to be reimbursed by a state’s Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides. As of October 5, 2017, we are recognized by 46 states as a Medicaid provider. We may not be able to be recognized as a provider by additional Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. In addition, we have faced challenges in obtaining reimbursement even when we are recognized as a state Medicaid provider, and as a result our testing is not reimbursed by Medicaid programs in many of the states in which we are recognized as a Medicaid provider. If Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. In addition, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Some third-party payers from whom we receive reimbursement have not entered into agreements with us that govern approval or payment terms. Therefore, such third-party payers could withdraw coverage and reimbursement for our tests in the future, at any time and for any reason. Managing reimbursement on a case-by-case basis is time consuming and contributes to an increase in the number of days it takes us to collect on accounts, and increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Further, even if we are under contract with a third-party payer, the contract does not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements typically have policies that state they will not reimburse for use of NIPTs in the average-risk pregnancy population or for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our agreements require a physician or qualified practitioner’s signature on test requisitions or put in place other controls and procedures prior to conducting a test, and third-party payers are increasingly requiring prior authorization to be obtained prior to conducting a test, as a condition to reimbursing for the test. To the extent we or the physicians ordering our tests do not follow these requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled, which has occurred in some cases and may occur more frequently in the future, and which may have an adverse impact on our revenues.

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

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our referring health care providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. A CPT code specific to NIPT for aneuploidies came into effect in January 2015. Additionally, CMS adopted a new code set for diagnosis, commonly known as ICD-10, in October 2015. The AMA issued a CPT code for microdeletions in March 2016, and CMS provided a pricing benchmark for aneuploidy and microdeletions testing effective January 2017. However, our microdeletions reimbursement has decreased under this new code because third-party payers are declining to reimburse under this new code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes that, based on the guidance of outside legal and coding experts, are determined to be the most appropriate for our testing. There is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we currently anticipate initially commercializing our planned cancer tests, such as our planned Signatera CLIA laboratory test, as LDTs. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

The regulation by the FDA of LDTs remains uncertain. In October 2014, the FDA issued draft guidances outlining its plan to actively regulate LDTs using a risk-based approach. In November 2016, the FDA announced that it no longer plans to finalize the 2014 draft guidances. In January 2017, the FDA issued a discussion paper that laid out elements of a possible revised future LDT regulatory framework, but did not establish any regulatory requirements. The FDA’s efforts to regulate LDTs prompted the drafting of legislation governing diagnostic products and services that sought to substantially revamp the regulation of both LDTs and IVDs. Congress may still act to provide further direction to the FDA on the regulation of LDTs.

In the meantime, the FDA could require us to seek premarket clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance or approval is required, or if we voluntarily pursue FDA clearance or approval, for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory premarket clearance or approval process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification, or 510(k), or filing a PMA application with the FDA. Performance achieved in published studies may not be repeated in later studies that would be required to obtain either FDA premarket clearance or approval. Limited results from earlier-stage verification studies, beyond the validation and other studies we have already performed for each of our products, may not accurately predict results from studies of larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing or future clinical studies, or abandonment of a product development program or may delay, limit or prevent regulatory approvals or commercialization. In addition, we may require cooperation in our filings for FDA approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve desired regulatory clearances or approvals, or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina is our main sequencer and sequencing reagent supplier, Illumina. If we seek to achieve regulatory clearance or approval for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in demonstrating safety and efficacy with respect to such components of our test. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. Furthermore, if FDA premarket review or approval is required, our cash flows may be adversely affected, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

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

Furthermore, the FDA or the Federal Trade Commission may object to the materials and methods we use to promote the use of our current prenatal tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by the FDA may include, among others, untitled or warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future tests, products or services; operating restrictions and partial suspension or total shutdown of production.

Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally.

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. For example, our tests may be subject to the regulatory approval requirements for each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents required for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to offer Panorama directly in these jurisdictions, which may put us at a competitive disadvantage to our competitors in these jurisdictions, some of whom have obtained a CE Mark for their end to end NIPT. In addition, the European Commission has published new directives regulating, among others, IVDs, which are expected to become effective in 2022. The new regulations will require companies providing genetic testing services to obtain a CE Mark for what will be considered IVDs, or a CE-IVD; in addition to requiring notified body approval for various classes of devices, including prenatal tests such as Panorama, companies will also be required to submit clinical evidence and post-market performance data to regulators after their tests have been approved and are commercialized. Furthermore, to the extent that regulatory authorities believe that we, our laboratory partners or our licensees may be marketing, commercializing or otherwise offering our tests without required approvals, they may raise questions or concerns which, if not addressed to their satisfaction, may result in our being required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries. We are currently addressing inquiries from a regulatory authority of one country in the European Union. While we believe that we are in compliance with the regulatory requirements of this jurisdiction, such regulatory authority may disagree. We have in the past addressed similar inquiries from regulatory authorities in the European Union, and may in the future face questions from regulatory authorities in various countries with respect to Panorama or Constellation.

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

While we have a compliance plan to address compliance with government laws and regulations, including applicable fraud and abuse laws and regulations such as those described in this risk factor, the evolving commercial compliance environment and the need to build and maintain robust and scalable systems to comply with regulations in multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could inadvertently violate one or more of these requirements.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacts the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expands current health care fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including required disclosures of financial arrangements with physician customers, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. The PPACA also created a new system of health insurance "exchanges," designed to make health insurance policies available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain "essential health benefits" are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we cannot predict at this time whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, there have been a number of proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA; and although the Supreme Court has upheld the constitutionality of certain provisions of the PPACA that have been challenged, the current United States President and Congress have attempted to make changes to or eliminate the entirety of the PPACA. These attempts have resulted in considerable uncertainty and concern regarding, for example, electing to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or not, or how, the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the CLFS that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. The rule issued by CMS to implement PAMA required certain laboratories to report third-party payer rates and test volumes. Beginning January 1, 2018, the Medicare payment rate for these tests will be equal to the weighted median private payer rate reported to CMS. CMS has published preliminary payment rates based on the reported data. The preliminary rates for many tests are lower than the previous CLFS payment rates, due to the often lower negotiated private payer rates applicable to large commercial laboratories that were required to report data to CMS. While we believe that the preliminary rates will have minimal impact on our business, the rates have been the subject of controversy in the industry, and it is unclear whether and to what extent the new rates will affect overall pricing and reimbursement for clinical laboratory testing services. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests or requirements that beneficiaries of government health plans pay for, or pay for higher, portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of our tests in the future, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. As described further in Item 1—Legal Proceedings, we have received a civil investigative demand from the United States Department of Justice in connection with what we understand to be a qui tam action and have produced documents in response. An adverse ruling in this proceeding could require us to pay treble damages, civil penalties, and attorneys’ fees, costs and expenses, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, the interpretation and application of health-related, privacy and data protection laws in the European Union and elsewhere are often uncertain, contradictory and in flux; for example, the European Union has adopted new data privacy regulations, the GDPR, which became effective in 2016 and will become enforceable May 2018. These regulations comprehensively reform the prior data protection rules of the European Union in order to protect the use and disclosure of personal information, and are more stringent and apply to a broader range of personal data than those in the United States. The GDPR is applicable to U.S.-based companies, such as ours, that do business or offer services in the European Union. Our current processes and practices do not comply with the GDPR, and we will need to expend considerable time and resources, including management attention, to revise our practices and bring them into compliance.

As we continue to expand and grow our business, our overall compliance with applicable laws and regulations may result in increased costs and attention of management, and failure to comply may result in significant fines, penalties and damage to our reputation. Additionally, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, we could be subject to government-imposed fines or orders requiring that we change our practices, which could adversely affect our business and our reputation. Complying with these laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.

Many of the sequencers, reagents, kits and other consumable products used to perform our prenatal testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. In addition, we have recently launched Signatera as an RUO offering. ASRs consist of single reagents or primer pairs, which are intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. As medical devices, ASRs must comply with the QSR provisions and other device requirements, but most are exempt from the 510(k) and PMA premarket review processes. Products that are intended for research use only and are labeled as RUO are exempt from compliance with the FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has said it will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. The FDA could disagree with a supplier's assessment that the supplier’s products are ASRs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, such as us with respect to Signatera, including requiring the supplier to seek clearance or approval for the products. We may be required to cease offering Signatera, or our RUO suppliers may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

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

We rely on trade secret protection and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. For example, although we have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements, we cannot assure you that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information, including as a result of breaches of our physical or electronic security systems, or as a result of our employees failing to abide by their confidentiality obligations during or upon termination of their employment with us. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are heightened in countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized use or disclosure of, or access to, our trade secrets, know-how or other proprietary information, whether accidentally or through willful misconduct, could have a material adverse effect on our programs and our strategy, and on our ability to compete effectively.

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

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described further in Item 1—Legal Proceedings, purported securities class action lawsuits have been filed against us, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Item 1 and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

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

As of September 30, 2017, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 44.2% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
10.1*	Credit Agreement, dated as of August 8, 2017, by and between Natera, Inc. and Orbimed Royalty Opportunities II, LP.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2*	Pledge & Security Agreement, dated as of August 8, 2017, by and between Natera, Inc., Natera International, Inc., NSTX, Inc. and Orbimed Royalty Opportunities II, LP.					X
10.3	Guarantee, dated as of August 8, 2017, by and between Natera International, Inc., NSTX, Inc. and Orbimed Royalty Opportunities II, LP.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

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

NATERA, INC.

Date: November 8, 2017	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)