Form 10-K
period 2017-12-31
Natera, Inc.
filed 2018-03-15
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2017, based on the closing price of $10.86 per share as reported on the NASDAQ was approximately $0.46 billion.

As of February 28, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 54,131,461.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2018. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

Natera, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

•	our expectations of the reliability, accuracy, and performance of Panorama, as well as expectations of the benefits to patients, providers, and payers of Panorama;
•	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests, including our recently launched offerings;
•	the effect of improvements in our cost of goods sold;
•	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
•	the effect of changes in the way we account for our revenue;
•	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
•	competition in the markets we serve;
•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
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

Overview

We are a growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with best-in-class accuracy and coverage. Our goal is to develop and commercialize non- or minimally-invasive tests to evaluate risk, and thereby enable early detection, for a wide range of genetic conditions, such as Down syndrome. Our technology has been proven clinically and commercially in the prenatal testing space. We have begun translating this success into the liquid biopsy space, where we are leveraging our core expertise to develop products for oncology diagnostic applications, initially for research use and which we are developing as a CLIA test. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of close to 90 laboratory and distribution partners, including many of the largest international laboratories.

Since 2009 we have launched a comprehensive suite of ten products in women’s health and prenatal testing – nine molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio – and our personalized liquid biopsy technology for research use only in oncology applications. We intend to continue to launch new products in the future.

We launched Panorama, our non-invasive prenatal test, or NIPT, in March 2013 and have since gone from being the fourth company to enter the NIPT market to being the market leader by volume in the United States. Panorama represented approximately 63% of our revenues, with approximately 343,700 Panorama tests accessioned, during the year ended December 31, 2017. Our revenues were $210.9 million in 2017, compared to $217.1 million in 2016 and $190.4 million in 2015. Our net losses increased to $136.3 million in 2017 from $95.8 million in 2016 and $70.3 million in 2015.

In both prenatal testing and oncology, the use of blood-based diagnostic tests offers significant advantages over older methods, but the significant technological challenge is that such testing requires the measurement of very small amounts of relevant genetic material circulating within a much larger blood sample. Our approach combines proprietary molecular biology and computational techniques to measure genomic variations in tiny amounts of DNA, as small as a single cell. Our molecular biology techniques are based on measuring thousands of SNPs simultaneously using mmPCR to multiplex, or target, many thousands of regions of the genome simultaneously in a single test reaction. Our method avoids losing molecules, which can happen when samples are split into separate reaction tubes, so that all relevant variants can be detected. We believe our approach represents a fundamental advance in molecular biology. This approach is distinct from the approach employed with other commercially available NIPTs, which use first-generation “quantitative”, or counting, methods to compare the relative number of sequence reads from a chromosome of interest to a reference chromosome. Based on extensive data published in the journals Obstetrics & Gynecology, the American Journal of Obstetrics & Gynecology, Prenatal Diagnosis, and others, we believe Panorama is the most accurate NIPT commercially available in the United States.

Our Solution

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

To make sense of this deep and rich set of biological data and deliver a diagnosis, we have developed computationally intensive algorithms that combine the data generated by mmPCR with the ever-expanding set of publicly available data on genetic variations. Our technology is compatible with standard equipment used globally and a range of NGS platforms, and we have optimized our algorithms to enable laboratories around the world to run tests locally and access our algorithms in the cloud.

We believe that our mmPCR technology and proprietary algorithms, which have been proven in the context of NIPT, can be a powerful tool in oncology applications such as recurrence monitoring and therapy response monitoring. In oncology, we have demonstrated our ability to detect both CNVs and SNVs from very low concentrations of tumor DNA circulating in a blood sample, or ctDNA. Our technology was featured on the cover of the May 2017 issue of Nature, which highlighted our performance in detecting relapse early, and predicting patient response to adjuvant therapy, in patients with early stage non-small cell lung cancer. Because lung, ovarian and breast cancer are driven, to varying degrees, by a combination of CNVs, SNVs and gene fusions, we believe that our approach is well-suited for recurrence monitoring and therapy selection for these cancers. In August 2017, we launched SignateraTM (RUO), our first offering for oncology, for research use only, and we are working on developing this technology as a CLIA test. Signatera is a personalized ctDNA technology that analyzes mutations specific to an individual’s tumor sample, enabling the custom design of assays specific to that individual as well as high sensitivity and specificity in detecting and monitoring the presence of ctDNA.

Our technologies allow us to achieve a high signal-to-noise ratio when detecting fragments of DNA from samples as small as a single cell, which allows us to deliver screening tests with differentiated specificity, sensitivity, and coverage. From a single blood draw, our current prenatal commercial tests assess the risk of a broad range of conditions, which we refer to as "coverage," including common fetal aneuploidies, microdeletions, triploidy, and inherited genetic conditions that could be passed on from parent to child. We sell our tests directly and partner with other clinical laboratories to distribute our tests globally. Currently, all of our products other than our Constellation cloud software product and our Evercord newborn stem cell banking offering are LDTs. We perform commercial testing in our CLIA-certified laboratory.

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

Our proprietary innovations in both molecular biology and bioinformatics drive performance of our current tests and our development pipeline. Our mmPCR technology optimizes the behavior of primers in a reaction to generate a high-resolution measurement of thousands of DNA loci in patient samples. As a result, we can capture mutations from a single DNA fragment within a large background of extraneous DNA found in a patient's blood sample. We believe our molecular technology has the potential to enable a broad range of applications in prenatal diagnostics and cancer. For example, the ability to target primers in a specific area of chromosome 22 allows our prenatal microdeletions panel to assess the risk of 22q11.2 deletion syndrome, which is caused by the deletion of a small piece of chromosome 22, with demonstrated higher sensitivity and specificity than other commercially available tests. If identified during pregnancy, 22q11.2 deletion syndrome can be treated with early intervention at the time of birth to avoid seizures and reduce cognitive impairment.

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

Panorama

We launched our Panorama NIPT in 2013, our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. Panorama demonstrates the capabilities of our technology by employing our fundamentally unique approach of simultaneously measuring thousands of SNPs in a single test reaction to identify genetic variations in fetal DNA with a high degree of specificity and sensitivity.

Panorama helps physicians assess the risk of fetal genetic abnormalities by non-invasively screening for fetal chromosomal abnormalities, including Down syndrome, Edwards syndrome, Patau syndrome, Turner syndrome and triploidy, which often result in intellectual disability, severe organ abnormalities and miscarriage. Panorama can also identify fetal sex for single birth pregnancies as well as the gender of each fetus in twin pregnancies. Panorama is also the only commercially available NIPT that can determine whether a set of twins is identical, or monozygotic, or fraternal, or dizygotic. Identifying a monozygotic twin pregnancy can prompt earlier, targeted ultrasound assessments for chorionicity and associated complications, while knowing that a twin pregnancy is dizygotic reduces concerns about certain complications, such as twin-twin transfusion syndrome.

Panorama is performed on a maternal blood sample and can be performed as early as nine weeks into a pregnancy, which is significantly earlier than traditional methods, such as serum protein measurement whereby doctors measure the presence and amount of certain hormones in the blood. Panorama starts with a simple blood draw from the mother, either in a doctor's office, in a laboratory or through a phlebotomist that may travel to the patient, and the sample is sent to our CLIA-certified and CAP-accredited laboratory in California. We extract DNA from each sample, amplify the specific SNPs that we are interested in measuring, and then sequence the DNA using NGS. Using our proprietary bioinformatics technology, we analyze the DNA sequences to assess the state of the fetal genome, focusing on the SNP data, while incorporating public information from the Human Genome Project. Our bioinformatics algorithm builds billions of detailed models of the potential genetic state of the sample to determine the most likely diagnosis. After Panorama generates its result, we provide the doctor or the laboratory with a simple report showing the risk that abnormalities are present in the fetus. In 2017, we averaged approximately 98.5% of Panorama results delivered within ten calendar days after we received the blood sample.

The analytic and clinical validity of our technology demonstrated in Panorama and our other products has been described in multiple peer-reviewed publications, including the journals Clinical Embryology, Translational Oncology, Human Reproduction,  Molecular Human Reproduction,  Fertility and Sterility,  PLOS ONE,  Genetics in Medicine,  Prenatal Diagnosis,  Fetal Diagnosis and Therapy,  Obstetrics & Gynecology,  Genome Medicine, and American Journal of Obstetrics & Gynecology. Based on data published in Prenatal Diagnosis,  Fetal Diagnosis and Therapy and Obstetrics & Gynecology, Panorama demonstrated greater than 99% overall sensitivity for aneuploidies on chromosomes 13, 18 and 21 and triploidy and specificity of greater than 99.9% (less than 0.1% false positive rate) for each disorder, which we believe makes it overall the most accurate NIPT commercially available in the United States. A paper published in the August 2014 issue of Obstetrics & Gynecology reported that Panorama had a statistically significant lower false positive rate than other NIPT methods practiced by our U.S. competitors. Based on data published in Obstetrics & Gynecology,  Prenatal Diagnosis, and American Journal of Obstetrics & Gynecology, we have also demonstrated the ability to identify fetal sex more accurately than competing NIPTs. This is partially a result of Panorama's unique ability to detect a vanishing twin, which is a known driver of fetal sex errors with quantitative methods used by our competitors. The October 2014 issue of the American Journal of Obstetrics & Gynecology noted that the ability of Panorama to identify additional fetal haplotypes is expected to result in fewer false positive calls and prevent incorrect fetal sex calls. A study reporting on the use of Panorama in over 30,000 women, published in the American Journal of Obstetrics & Gynecology, supported the use of NIPT as a first-line screening test for aneuploidy.

We believe Panorama's specificity and sensitivity can give patients and their physicians a greater degree of comfort in choosing to forego unnecessary invasive procedures, limiting the resulting risk of spontaneous miscarriage associated with invasive procedures and lowering the total cost to the healthcare system of these procedures.

Panorama screens for common genetic conditions that affect both high-risk pregnancies, where maternal age is over 35 and which represent over 800,000 pregnancies in the United States, and average-risk pregnancies, which represent approximately 3.3 million pregnancies in the United States. By recognizing early on the importance of NIPT to average-risk pregnancies and maintaining a focus on this market, we are strategically positioned to capitalize on what we believe will be increased penetration and reimbursement of NIPT in all risk categories. NIPT has not historically been well reimbursed for the average-risk population; however, commercial payers representing over half of all commercial covered lives in the United States now have a positive coverage determination for NIPT for average-risk pregnancies, and we believe that this momentum will continue consistent with the growing consensus among physicians, professional societies, and third-party payers that NIPT is an appropriate screening tool for all pregnant women. ACMG is the most recent professional society that has advocated for broader adoption of NIPT, including recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant CNVs in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. Furthermore, we believe that data from our DNAFirst study, showing that NIPT can be effectively and appropriately offered as a primary screen for all pregnant women regardless of risk due to maternal age or other factors, will be particularly important in driving further progress in average-risk NIPT reimbursement. These results were published in January 2017 in Genetics in Medicine. As part of this trial, we ran the Panorama test on over 2,600 pregnant women through Women and Infants Hospital in Rhode Island. DNAFirst was the first study demonstrating routine clinical use of cfDNA-based prenatal screening for common aneuploidies in a general U.S. population, offered through primary obstetric care providers.

Our Panorama microdeletions panel screens for five of the most common genetic diseases caused by microdeletions – 22q11.2 deletion syndrome (Di George syndrome), 1p36 deletion, Angelman syndrome, Cri-du-chat syndrome and Prader-Willi syndrome. Microdeletions are missing sub-chromosomal pieces of DNA, and can have serious health implications depending on the location of the deletion. Unlike Down syndrome, where the risk increases with maternal age, the risk of these five microdeletions is independent of maternal age. Based on data published in Prenatal Diagnosis and American Journal of Obstetrics & Gynecology, the combined prevalence of these targeted microdeletions is approximately one in 1,000 pregnancies, which collectively makes them more common than Down syndrome for women younger than approximately 28 years of age. Diseases caused by microdeletions are often not detected via common screening techniques such as ultrasound or hormone-based screening, yet the presence of a microdeletion can critically impact postnatal treatment. For example, when learning prior to birth that a newborn has 22q11.2 deletion syndrome, doctors will know to deliver calcium to the infant to avoid seizures and permanent cognitive impairment and will know to avoid administering routine vaccinations due to the immunodeficiency frequently associated with this condition. The Panorama microdeletions panel has conditional approval from the New York State Department of Health.

Panorama has demonstrated best-in-class performance screening for microdeletions. Panorama achieved sensitivity of 90% for deletions of approximately 2.9Mb for 22q11.2 deletion syndrome, based on a validation study that contained 10 positives. It has also been validated to perform at low fetal fractions, which refers to the percentage of fetal DNA in a maternal plasma sample. Based on data published in the February 2018 issue of Clinical Genetics, Panorama demonstrated a PPV of 44.2% and false positive rate of 0.07% for 22q11.2 deletion syndrome. We are also conducting a SNP-based Microdeletions and Aneuploidy RegisTry (SMART) study to evaluate the performance of SNP-based NIPT for 22q11.2 deletion syndrome by tracking birth outcomes in the general population among women who present clinically and elect Panorama microdeletion and aneuploidy screening as part of their routine care. We have enrolled more than 12,000 of the 20,000 total anticipated patients in this study. We expect to review perinatal medical records and collect postnatal DNA in order to perform genetic diagnostic testing for 22q11.2 deletion syndrome. Results from the follow-up specimens will be compared to those obtained by the Panorama screening test to determine test performance, particularly PPV.

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

3Hall, PanoramaTM Non-Invasive Prenatal Screening for Microdeletion Syndromes. 2013.

Because the microdeletions that we screen for are more common at birth than fetal aneuploidies for children born to younger women, and based on the performance of Panorama on microdeletions, we believe our microdeletions testing capability is a significant driver of Panorama adoption in all risk categories, including those who are traditionally considered average-risk. We intend to continue to work closely with physicians, medical societies, payers, patient advocacy groups such as the International 22q11.2 Deletion Syndrome Foundation, Inc., and our laboratory partners to demonstrate that Panorama's sensitivity and specificity across a range of chromosomal abnormalities and superior false positive rates, coupled with disease coverage for conditions for which prevalence does not vary with maternal age, represent a compelling case for a continued shift towards broad adoption in the average-risk population.

Furthermore, we believe that we are well-positioned for what we anticipate will be stable reimbursement for NIPT for microdeletions over the long term. A CPT code for use in billing and reimbursement for microdeletions testing went into effect in January 2017, and CMS provided a pricing benchmark for aneuploidy and microdeletions testing. See “—Reimbursement.” Since several Medicaid programs haven't yet priced aneuploidy testing, we expect the pricing of aneuploidy set by CMS will increase the number of Medicaid programs that price the test and may result in Medicaid plans pricing microdeletions testing at a faster pace. In addition, although most commercial insurances have already priced aneuploidy testing, the price established by CMS for microdeletions testing can serve as a relevant benchmark for pricing discussions with commercial insurance plans to begin reimbursement for microdeletions testing. Our microdeletions reimbursement has been, and we expect that it will, at least in the near term, remain low under the CPT code, either due to reduced reimbursement or third-party payers declining to reimburse under the code; however, we believe that growing recognition from professional societies, combined with the performance of our microdeletions test and the additional validation data from our SMART study that we expect to report on the sensitivity and specificity of our tests, will drive broader reimbursement in the future.

Panorama is also validated to screen twin pregnancies, as well as egg donor and surrogate pregnancies. Our unique SNP technology makes Panorama the only commercially available NIPT that can distinguish between each twin’s DNA, and therefore can determine zygosity, or whether the twins are identical or fraternal, and the fetal sex of each twin. Determining zygosity early in a pregnancy can help guide the management of a pregnancy, as certain monozygotic, or identical twin, pregnancies are at higher risk for various complications such as twin-twin transfusion syndrome, where there is an unequal sharing of blood, and therefore unequal growth, between the twins. Panorama screens twin pregnancies for Down, Edwards and Patau syndromes and, for identical twins, Turner syndrome and 22q11.2 deletion syndrome. In validation studies, Panorama identified identical twins with >99% sensitivity and specificity and achieved a combined sensitivity of >99% and specificity of >99% for Down, Edwards and Patau syndromes in twin pregnancies.

Since launching Panorama, we have implemented various updates to both the molecular and computational portions of Panorama, continuing to improve performance and efficiency, and reduce the cost of running the test, for example by incorporating screening for 22q11.2 deletion syndrome in our base Panorama panel. Previous updates have significantly reduced Panorama’s no-call rate, improved sensitivity at lower fetal fractions, and simplified sample collection for clinics, and we’ve improved our microdeletions testing protocol to increase PPVs and reduce false positive rates. In validation studies, Panorama has demonstrated greater than 99% sensitivity and specificity for Down syndrome, and a combined sensitivity and specificity of greater than 99% across Down, Edwards, Patau and Turner syndromes. Furthermore, Panorama continues to maintain the highest commercially available sensitivity (90%) for deletions of approximately 2.9Mb for 22q11.2 deletion syndrome, based on a validation study that contained 10 positives.

Panorama's commercial performance has been consistent with our initial validation data. Data published in the American Journal of Obstetrics & Gynecology on 28,739 commercial cases of Panorama that were screened for Down, Edwards, Patau and Turner syndromes demonstrated an overall PPV of 83% for all indications combined. We believe Panorama's performance in commercial practice represents a significant improvement over first-generation NIPTs that rely on quantitative methods. Because Panorama does not require a reference chromosome, it is uniquely able to detect triploidy as well as full molar pregnancies. Panorama’s ability to differentiate between maternal and fetal DNA also allows Panorama to identify the presence of a vanishing twin, as well as maternal abnormalities, which have been shown in multiple studies to lead to false positives when using quantitative methods, particularly in the sex chromosomes where maternal abnormalities are common.

Panorama has demonstrated substantial commercial success to date. We believe our test performance has allowed us to command a price premium compared to low-cost NIPTs while continuing to maintain growth in volume and revenue from Panorama.

Horizon

We launched our Horizon carrier screening test in 2012. Horizon helps couples determine if they are carriers of genetic mutations that cause specific diseases. If both parents are carriers for a specific disease, it could result in a child affected with the disease. Many people do not know they are a carrier for an inherited genetic disease until they have an affected child. These diseases are rare and usually there is no family history, although certain disorders are more common in certain ethnic groups. However, ethnicity may no longer be a reliable predictor of carrier status, as patients are increasingly of mixed or uncertain ethnicities. Accordingly, the industry’s approach to carrier screening has evolved over time, from ethnic-based screening targeting specific ethnicities with a higher incidence of screened conditions, to pan-ethnic screening for certain recommended conditions available to all patients, and most recently to expanded screening for many conditions simultaneously. In early 2017, ACOG expanded its guidelines on carrier screening, recommending universal screening for Spinal Muscular Atrophy in addition to Cystic Fibrosis, as many genetic conditions are not limited to any specific ethnic group, and providing guidance on expanded carrier screening.

Horizon was created based on recommended screening guidelines from ACOG, ACMG, and the Victor Center for the Prevention of Jewish Genetic Diseases. Horizon screens for up to 274 inherited diseases, including Cystic Fibrosis, Duchenne Muscular Dystrophy, or DMD, Spinal Muscular Atrophy, Fragile X Syndrome and other conditions. Most conditions on the Horizon panel are autosomal recessive disorders, which means that both parents must be carriers for their children to be at risk. Some conditions are X-linked disorders, which are inherited from a mother who is a carrier and primarily affect male children. If both partners are carriers for the same recessive genetic disease, the couple has a 25% chance of having an affected child in each pregnancy. If a woman is a carrier of an X-linked disease, she has up to a 50% chance of having an affected child in each pregnancy. DMD, an X-linked condition, affects approximately 1/3500 male births, an incidence similar to Cystic Fibrosis and to Fragile X Syndrome in males. DMD is the most common muscular dystrophy in children and affects families of all ethnicities. Approximately 2/3 of clinically diagnosed cases of DMD are attributable to a carrier mother, who is likely unaware that she is a carrier. In addition to providing information about reproductive risks, carrier screening can identify women who are, themselves, at risk of health effects caused by defects in the DMD gene.

The blood or saliva sample required for Horizon can be obtained simultaneously with the blood sample required for Panorama, which makes it easier for us to offer, and for patients to take, both tests. Horizon employs various methodologies, including next generation sequencing and copy number analysis, often in combination in order to increase test sensitivity, to analyze the DNA from the individual’s blood or saliva sample to determine if the individual is a carrier for the genetic diseases being screened. Horizon test results are generally returned to the ordering physician in ten to 14 business days from the day we receive the sample, depending on the number of conditions the patient has requested to be screened.

Our Other Products

Vistara

We launched Vistara, an NIPT that screens for single-gene disorders across 30 genes, in 2017. Vistara is a complement to Panorama, and screens for severe skeletal, cardiac and neurological conditions which are often associated with cognitive disabilities or require surgical intervention. The conditions screened by Vistara have a combined incidence of approximately 1 in 600, which is higher than that of Down syndrome as well as Cystic Fibrosis, and are associated with advanced paternal age. Other NIPTs do not screen for these conditions, and prenatal ultrasounds may either fail to detect these disorders or the disorders may not present until much later in the pregnancy, after birth or even into childhood. Furthermore, family history is not a good indicator of risk for these conditions, which are commonly caused by de novo, or new and not inherited, mutations. Screening for these conditions early in the pregnancy can facilitate early diagnosis, enable patients to be referred to MFMs and other specialists for targeted evaluations, guide labor and delivery management, and allow families to mobilize resources, ask questions and anticipate future needs.

In validation studies, Vistara demonstrated a combined analytical sensitivity and analytical specificity of greater than 99%.

Other reproductive health products

Our preimplantation genetic screening, or PGS, and preimplantation genetic diagnosis, or PGD, tests, which we market under the Spectrum brand, are for couples undergoing IVF. Spectrum can improve the chance of a successful pregnancy while reducing the chance of miscarriage or of having a child with a chromosome condition, by helping to identify the healthiest embryos during an IVF cycle. Our PGS test screens embryos for the number of chromosomes and for extra or missing pieces of chromosomes prior to transfer of embryos created through IVF procedures, which have a high rate of non-viable chromosomal abnormalities, known as aneuploidy. This allows IVF physicians to select and transfer embryos with normal chromosome results. Combined with single embryo transfer, PGS has been shown to increase the rate of implantation and decrease the time to pregnancy, while reducing the risks of a multiple pregnancy, miscarriage or an aneuploid pregnancy, and may reduce the need for multiple costly IVF cycles. Our PGD test is for couples identified to be at risk for having a child with an inherited genetic disorder. This test is customized for each individual’s mutation to determine whether an embryo is affected with, a carrier for, or unaffected from the tested disease. Spectrum incorporates our proprietary technology to further screen for extra or missing sets of chromosomes and uniparental disomy, in which two copies of a chromosome come from the same parent; confirm parentage; and determine the parental origin of the chromosomal abnormality.

Anora is our products of conception, or POC, test, which analyzes miscarriage tissue from women who have experienced one or more pregnancy losses to determine whether there was an underlying chromosomal reason for the loss. The Anora test is helpful to obstetricians, gynecologists and IVF physicians in supporting their patients’ reproductive goals. Anora can help couples understand the likelihood of another miscarriage, their future reproductive options, and whether there are any steps that may help them avoid a miscarriage in future pregnancies.

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

Constellation

Our Constellation software forms the core of our cloud-based distribution model. Through this model, we have been able to expand access to our molecular and bioinformatics capabilities worldwide, enabling laboratories, under a license from us, to run the molecular workflows themselves and then access our computation-intensive bioinformatics algorithms through Constellation, which runs in the cloud, to analyze the results. As of March 1, 2018, 12 licensees are using our Constellation platform commercially, including 1 in NIPT and one in prenatal paternity testing. We have licensing contracts with various other laboratories in the United States and internationally to develop products in both NIPT and oncology. Our licensees are in various stages of development and implementation of an NIPT product. We leverage Constellation to enhance adoption of our tests among laboratory licensees globally, and to perform our internal commercial laboratory activities and research and development of our products.

We have received CE Marks from the European Commission for our Constellation software and for the key reagents that our laboratory licensees need to run their portion of the Panorama test prior to accessing our algorithms through Constellation. These CE Marks enable us to offer Constellation in the European Union and other countries that accept a CE Mark. We are pursuing other regulatory approvals, as needed, to allow the international roll out of Constellation in regions that do not accept a CE Mark.

We believe that our cloud-based distribution model provides us with a competitive advantage by allowing us to, among others, accelerate international adoption by leveraging our licensees’ existing capabilities, efficiently achieve scale, and reduce costs.

Evercord

We launched Evercord, a private cord blood and tissue banking service, in 2017. This offering enables expecting parents to collect, store and potentially retrieve their newborn’s stem cells for therapeutic use in transplantation and regenerative medicine applications for the child or related family members. Cord blood, which is the blood contained in the placental blood vessels and umbilical cord, contains HPCs, which are the blood-forming stem cells that are routinely used to treat patients with cancers such as leukemia or lymphoma, and other disorders of the blood and immune systems. Other sources of HPCs include bone marrow and peripheral blood, which is blood circulating in the body. Scientific literature has shown that in successful transplants, cord blood HPCs may not require as exact a match as HPCs from bone marrow or the bloodstream do, and, as a result, there is a higher chance of finding a cord blood stem cell match for transplant. Cord tissue, which is the tissue surrounding the umbilical vein and blood vessels in the umbilical cord, contains mesenchymal stem cells, or MSCs. MSCs can inhibit inflammation following tissue damage, secrete growth factors that aid in tissue repair, and develop into many different cell types such as bone, cartilage, muscle and nerve cells. Although there are no proven medical treatments currently available using cord tissue or MSCs, MSCs have the potential to treat more conditions than HPCs alone, such as heart disease, Parkinson’s disease and lung cancer. Published data suggests that one in three people in the United States, or 128 million people, could potentially benefit from regenerative medicine applications of cord blood and tissue if they are proven effective. More than 300 clinical trials involving cord blood and tissue stem cells are currently underway, including studies focused on regenerative medicine. More than 30,000 cord blood stem cell treatments have been conducted worldwide. Based on the advances in research focused on stem cells and regenerative medicine, it is anticipated that number may continue to grow.

We believe that our Evercord offering is a natural extension of our mission and our experience in genetic testing, and ties in well to our other offerings. Our Horizon carrier screening test includes 35 of the nearly 80 diseases for which cord blood stem cell treatment has been administered. This complementary product offering also allows us to optimize our sales and marketing strategy and engage with potential customers earlier than our competitors in this space, through our patient and provider interactions early in the pregnancy facilitated by our NIPT and carrier screening offerings.

Our Evercord service was created in partnership with Bloodworks Northwest, or Bloodworks, which operates a public cord blood bank at one of only seven FDA-licensed cord blood banking facilities. Bloodworks has 20 years of cord blood banking experience and has released nearly 1,000 cord blood units for transplants. Under our service agreement with Bloodworks, Bloodworks performs processing and infectious disease testing services on blood samples submitted by Evercord customers and cryo-preserves the cord blood and tissue samples at its Seattle, Washington-based storage facility. We believe that Evercord will be well positioned to leverage our established commercial capabilities because we already engage with potential Evercord customers through our offering of Panorama and Horizon products. Also, we believe we can establish a relationship and level of familiarity and trust through our patient portal and healthcare provider digital services through Natera Connect, which puts us at a competitive advantage over other cord blood banking providers.

Oncology

We believe that our ability to interrogate genes at tens of thousands of loci in parallel in a single reaction at the scale of a single molecule is well suited to the analysis of cancer-associated genetic mutations in circulating tumor DNA, or ctDNA. In oncology applications such as recurrence monitoring and therapy monitoring, many loci must be interrogated simultaneously without splitting a sample, and achieving sensitivity to tiny amounts of tumor DNA as low as a single molecule is important. We are working towards commercializing non-invasive oncology diagnostic products designed to measure cancer recurrence and disease load monitoring, guide therapy selection and screen for cancer in high-risk populations. We are initially focused on recurrence monitoring in lung cancer and other cancers, and are exploring various candidates for recurrence monitoring as well as reflex testing, recurrence and disease load monitoring, and early detection screening in breast cancer.  To guide prognosis, predict relapse and assist in therapeutic decision-making, we may in the future develop a panel which would include known recurrent alterations that, when identified in blood at low levels, may indicate a residual presence of cancer that can remain in the patient after treatment and during remission. The panel would be used to detect variants from the initial tumor's molecular signature in low levels of ctDNA in blood prior to the appearance of clinical symptoms in order to assist in guiding earlier decisions regarding clinical management.

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

Signatera (RUO)

In 2017 we launched Signatera (RUO), our first oncology offering, for research use only to oncology researchers and biopharmaceutical companies. Signatera (RUO) is a circulating tumor DNA (ctDNA) technology that analyzes and tracks mutations specific to an individual’s tumor in the bloodstream. The first step in the test analyzes the tumor tissue to determine the tumor signature, or which mutations are most likely to be present when the tumor is present, and then designs custom assays that target those mutations. Signatera (RUO) can screen for an average of 16 different mutations, significantly more than the less than five mutations that are generally detectable with other currently available liquid biopsy tests, which screen for a generic set of mutations independent of an individual's tumor. This results in a higher probability of detecting tumor DNA in a given individual’s plasma and, therefore, higher clinical sensitivity. Additionally, our technology is able to detect mutations at concentrations as low as 0.01% fraction of cell-free DNA, further contributing to high sensitivity; and due to the high number of detectable mutations, can achieve high specificity by requiring detection of multiple mutations in order to deliver a positive test result. We expect to commercialize this technology for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory in 2018.

Our technology was selected for use in Cancer Research UK/University College London’s Tracking Cancer Evolution through Therapy (TRACERx) clinical trial for the multi-year monitoring of patient-specific SNVs in plasma, to understand the evolution of cancer mutations over time, and to monitor patients for disease recurrence. Results from the first 100 early-stage lung cancer patients analyzed as part of the study were featured on the cover of the May 2017 issue of Nature and showed that an early version of Signatera (RUO) identified 43% more ctDNA-positive early-stage lung cancer cases than a generic lung cancer panel and demonstrated its potential to detect residual disease, measure treatment response, and identify recurrence up to 11 months earlier than the standard of care.

Other research collaborations in oncology

We are working with world-renowned oncology centers on research collaborations and clinical trials to explore applications in various cancer types and stages of diagnostic intervention for which we believe our performance in the detection of CNVs, SNVs, and gene fusions will allow us to achieve a competitive advantage.

We are participating in research collaborations with Aarhus University in Denmark to evaluate ctDNA as a useful biomarker in the diagnosis and treatment of bladder cancer, and for detecting minimal residual disease, treatment response, and disease recurrence in colorectal cancer patients. We will design custom assays for each individual and perform ctDNA analysis on prospectively obtained plasma samples at multiple time points to correlate ctDNA levels with clinical outcomes for patients who have undergone treatment for bladder cancer and whose blood was collected serially throughout chemotherapy and surgery. We will also perform ctDNA analysis, utilizing individual-specific assays, on blood samples of patients who have undergone surgery and adjuvant chemotherapy for colorectal cancer, with the objective of determining the relationship between post-surgical ctDNA levels, minimal residual disease, disease relapse, and adjuvant therapeutic response.

We are also partnering with Cancer Research UK-funded researchers at Imperial College London and the University of Leicester, U.K. in a study to evaluate retrospectively and determine the sensitivity, specificity, lead time, and utility of ctDNA to detect disease recurrence in women breast cancer patients.

We have been participating in the Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging and Molecular Analysis 2 (I-SPY 2) trial with the University of California, San Francisco and QuantumLeap Healthcare Collaborative. This trial was launched in 2010 and is a multi-center study evaluating the safety and efficacy of investigational therapies combined with early treatment in women with newly diagnosed, locally advanced breast cancer. As part of this trial, we will analyze blood samples at various points throughout patient treatment to evaluate the effectiveness of liquid biopsy in monitoring tumor burden, treatment response, and residual disease, as compared to traditional imaging methods.

Direct Sales Force and Global Distribution Network

Through our direct sales efforts and worldwide network of close to 90 laboratory and distribution partners, we have established a broad distribution channel. Our own direct sales force and managed care teams, which include approximately 140 genetics-focused sales representatives, anchor our commercial engagement with physicians, laboratory partners, and payers, and sell directly to MFMs, OB/GYNs, physicians or physician practices, IVF centers, or integrated health systems. In the NIPT market, Panorama is typically ordered for a patient by an MFM or OB/GYN. There are over 37,000 OB/GYNs in the United States and most of them practice generalist medicine for women's health. They typically only assist women with average risk pregnancies and will refer women with high risk pregnancies to one of the more than 2,000 MFMs in the United States. We believe that Panorama will continue to be adopted by physicians for broader use in average risk pregnancies, and therefore anticipate that an increasing proportion of Panorama orders in the future will come from OB/GYNs.

Where our sales force can access physician offices directly, as in the U.S. market, we are able to maximize cross-selling opportunities by offering the full portfolio of our products. For example, we are promoting the use of Panorama NIPT, our Panorama microdeletions panel, and Horizon together for pregnant women who have not had a CS test at the time they are ready to have an NIPT performed. These tests can all be run using one blood draw from the mother and can be ordered on one requisition form and with one shipment of the patient’s samples by the physician. Also, because of the importance and demand for screening for 22q11.2 deletion syndrome, we have included that feature as part of our basic Panorama panel, unless the patient or physician ordering the test opts out of the 22q11.2 deletion syndrome screen. In the year ended December 31, 2017, approximately 74% of customers who ordered the basic Panorama panel directly from us also ordered screening for 22q11.2 deletion syndrome or the full microdeletions panel, and approximately 30% of customers who ordered Panorama directly from us also ordered Horizon carrier screening.

In our Evercord business, in addition to promoting to physician practices directly through our sales force, we have a unique opportunity to engage with potential Evercord customers early in their pregnancies as we build a relationship with them through our prenatal tests. We are able to leverage this early engagement to sell newborn stem cell banking directly to our existing patients. Other cord blood service providers typically market to potential customers much later in pregnancy.

We generate a higher gross margin when we sell testing services directly, compared to when our products are distributed by laboratory partners to be performed at our CLIA-certified laboratory. The percentage of our revenues generated through the higher margin U.S. direct sales force channel increased to approximately 83% in 2017, from approximately 78% in 2016 and approximately 77% in 2015. In January 2017, we terminated our licensing and distribution agreement with Bio-Reference Laboratories, Inc., or Bio-Reference, a laboratory distribution partner that accounted for approximately 8% of our revenues in 2016, and began directly servicing the accounts that were previously ordering through Bio-Reference.

In addition to our sales force, we market to physicians through clinical journals, educational webinars, conferences, tradeshows and e-mail marketing campaigns. While we do not sell directly to patients other than for our Evercord offering, we do engage in brand awareness campaigns directed at patients to highlight our products. Our marketing and medical science liaison team works extensively with key opinion leaders in the prenatal genetic testing field. We also dedicate resources to assist our laboratory partner network in marketing Panorama and our other products by conducting joint events, joint advertising and developing joint tools with our partner network.

We generate the highest gross margins on royalty revenue collected from laboratories that run tests in their own facilities and have the sequencing data analyzed by our Constellation software under our cloud-based distribution model. As of March 1, 2018, 12 signed licensees are commercializing products using our Constellation platform. We have licensing contracts with other laboratory licensees, both in the United States and internationally, to develop their own NIPT LDTs and access our algorithm through our Constellation platform.

Our partners' capabilities augment our direct sales capabilities, and where we have identified laboratory or distribution partners who share our focus on premium quality and service, we also contract with them to distribute our tests. We have partnered with leading academic and commercial laboratories and hospital systems in the United States to capitalize on their relationships with MFMs and OB/GYNs, large distribution capabilities, and commercial infrastructure. These distribution partners also frequently have in-network contracts with key third party payers. As of December 31, 2017, we had in-network contracts with insurance providers that accounted for approximately 200 million, out of a total of approximately 208 million, covered lives in the United States. We continue our efforts to increase the number of our in-network contracts with payers. Our target market for NIPT is a much smaller subset of these covered lives, because it excludes men, children and post-menopausal women who would not be users of the majority of our products. Outside of the United States, where our products are sold in over 80 countries, we currently sell predominantly through partner laboratories.

Enhanced User Experience

Natera Digital Services

We have created an integrated platform encompassing various digital services designed to enhance the patient and provider experience.

Our patient portal is a one-stop resource for patients to access information and services throughout their experience with our products, from pre-test to post-test. After logging on to the patient portal, patients are able to easily access information about our tests and services, order tests, track their status and access results, and pay their bill. We have recently implemented a price transparency tool whereby patients can receive an estimate of their test cost and out of pocket responsibility, and have initially launched on a pilot basis a pre-test cost estimator whereby patients can receive a personalized cost estimate prior to a blood draw. We believe that these cost estimation features provide peace of mind to patients and providers and helps to mitigate cost concerns as a barrier to NIPT adoption.

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

Other Future Applications of our Technology

We intend to refine and expand our offering in prenatal diagnostics by leveraging our core technology and the data we gather as our sample volumes grow. For example, the microdeletion samples that we gather through Panorama NIPT or through Anora POC testing help us to refine the algorithms that detect these anomalies, determine the exact genetic regions where these anomalies are sought, and increase the accuracy with which they are reported. We have substantial intellectual property covering the analysis of single cells, an approach we use to analyze embryos with our Spectrum products to improve the success of IVF. We believe that our technology may allow us to capitalize on future advances in isolating fetal cells from a mother's blood, which could allow us to measure more of the fetal genome non-invasively and with even higher accuracy, and potentially enable us to replace invasive confirmatory procedures, such as amniocentesis, over time. Importantly, we believe that we have a distinct advantage in our opportunity in single-cell isolation because our technology can not only analyze very small samples, but can also confirm that the cells are fetal as opposed to maternal.

We believe that, in the future, our informatics technology may have the ability to generate a nearly full genome of an individual, roughly nine weeks after the individual is conceived. Publications in Genome Medicine, Science and PLoS Genetics highlight the ability of our informatics technology to determine which chromosome segments from the parent contributed to the DNA of the fetus and hence to substantially reconstruct the genome of the fetus using only a tiny amount of fetal DNA. This enhanced view of the full genome early in life, combined with knowledge of the parent DNA, has the potential to substantially impact the management of many aspects of an individual's health, from birth through adulthood. Future applications of such an offering may include prediction of disease susceptibilities and appropriate interventions, selection of drugs and drug dosages, nutrition guidance and many other emerging applications.

We believe that our ability to design custom panels and targeted assays can be utilized in various research applications such as variant discovery and mechanism of action studies, among others, and clinical applications in diagnostics and therapeutics. Some areas that we believe other researchers and laboratories may be interested in applying this technology are: forensic identity analysis in mixtures for law enforcement, organ transplant rejection monitoring, agricultural sample screening for patented lines, prenatal relationship testing for veterinary breeding and cell line purity testing for cell repositories. We are also investigating the potential application of our technology to other specimen types beyond blood, such as urine or sputum, which may have applications in the oncology diagnostics field.

Key Relationships

Illumina

We are party to a supply agreement with Illumina, Inc., or Illumina, for the supply of Illumina genetic sequencing instruments and reagents for NIPT, oncology and transplant diagnostic testing. For oncology, we also received rights to develop and sell in vitro diagnostic kits and services worldwide, in exchange for which we agreed to make certain milestone and royalty payments to Illumina. During the term of the supply agreement, which expires in June 2026, Illumina has agreed to supply us with sequencers, reagents and other consumables for use with the Illumina sequencers, and we must provide a forecast, on a monthly basis, detailing our needs for certain of the Illumina products. The first four calendar months of each forecast are binding and the fourth month can vary by only up to 25% more or less than what was forecasted for that month in the prior month's forecast. In addition, during each calendar quarter, we must spend a minimum amount on reagents under this agreement. We and Illumina have agreed on prices for the sequencers and reagents, for which we are entitled to certain discounts based on total spend and other factors. Illumina has the right to adjust these prices under certain conditions. In addition, we must pay a fee to Illumina for each clinical NIPT test that we perform using Illumina reagents. Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, along with certain hardware and software; we are not bound to use exclusively Illumina's sequencing instruments and reagents for conducting our sequencing, but if we use other sequencing instruments and reagents for NIPT clinical use, we may no longer be entitled to discounts from Illumina.

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

Qiagen

We are party to a license, distribution and development agreement with QIAGEN LLC (the “Agreement”) for the development and distribution of NGS-based genetic tests on our proprietary technology for use on QIAGEN's proprietary GeneReader® NGS sequencing platform in certain countries globally. Under the Agreement, which has a ten (10) year term, we will receive an upfront license fee and prepaid royalties totaling $40 million. QIAGEN will owe us tiered royalties on a percentage basis based on net sales of its sequencers and reagent kits that are distributed by QIAGEN, as enabled by our technology. The tiers increase after the first and second years after commercial launch of such products. These royalties will initially be credited against the prepaid royalties and then paid quarterly to us once the prepaid royalties have been fully credited. QIAGEN has also committed to a minimum net sales requirement. We are also entitled to milestone payments from QIAGEN totaling $10 million upon the achievement of certain volume, regulatory, and commercial milestones.

For a certain period, QIAGEN is restricted from developing assays in prenatal screening competitive to the ones being developed based on our technology under this Agreement, and we are restricted from developing and selling certain in vitro diagnostic kits in prenatal screening independent of QIAGEN, unless such kits have been approved by regulatory authorities separately from a sequencing platform. These restrictions could be removed if QIAGEN fails to satisfy certain requirements related to the development and performance of its sequencing platform and to sales of the assays that are subject to the Agreement. In addition, if, in the future, QIAGEN satisfies certain requirements related to the development and performance of its sequencing platform for use with our prenatal screening assays, additional provisions related to an extended cooperation between both parties will apply.

The Agreement contains representations, warranties, covenants, termination provisions, and indemnification provisions that are generally customary for a transaction of this type.

We must return up to $15 million of the prepaid royalties if the Agreement expires, or under termination of the Agreement in most circumstances, without such prepaid royalties having been earned. The remainder of the prepaid royalties, to the extent not yet earned, and the technology access fee, are subject to return to QIAGEN by us only in the event of certain terminations of the Agreement.

Competition

We compete with numerous companies that have developed and market NIPTs, including Sequenom, Inc., or Sequenom, which was acquired by Laboratory Corporation of America Holdings, or LabCorp; Illumina, through its subsidiary Verinata;, Ariosa, Inc., a subsidiary of F. Hoffman La-Roche Ltd, or Roche; Counsyl, Inc.; Quest Diagnostics Incorporated, or Quest; Premaitha Health PLC; BGI; Berry Genomics Co., Ltd.; Progenity, Inc., or Progenity; LifeCodexx AG; Synlab International GmbH; Bio-Reference, a business unit of OPKO Health, Inc. and which was previously a laboratory distribution partner of ours; and Multiplicom N.V., which was acquired by Agilent Technologies Inc. We expect additional competition as other established and emerging companies enter the prenatal testing market, including through business combinations, and new tests and technologies are introduced. These competitors could have greater technological, financial, reputational and market access resources than us.

We also compete against companies providing carrier screening tests such as LabCorp; Counsyl, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Recombine Inc.; Quest; NxGen MDx LLC; Fulgent Genetics; and GenPath Diagnostics, a business unit of Bio-Reference. Each of these companies offers comprehensive CS panels.

In cord blood and tissue banking, we compete with companies such as Cord Blood Registry, a subsidiary of AMAG Pharmaceuticals, Inc.; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; CorCell Companies, Inc.; LifeBankUSA; AlphaCord LLC; StemCyte USA; and CariCord. We believe the principal competitive factors in this market include quality, measured by number and stature of accreditations; experience in transplants; stability and longevity; price, for example promotions, coupons and benefits such as referral programs; services offered, such as designated transplant programs and extra services such as access to genetic counselors; ease of customer experience, including process, communication, kit shipping and availability, and timely notifications. We believe that we compete favorably in this market based on all of these factors.

In the field of cancer diagnostics, and liquid biopsy tests specifically, we will face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc., a subsidiary of Roche, Guardant Health, Inc., Personal Genome Diagnostics, Inc., Foundation Medicine, Inc., which is also a subsidiary of Roche, and Genomic Health Inc.

We believe the principal competitive factors in the prenatal testing and cancer diagnostics markets include the following:

•	test performance, as demonstrated in clinical trials as well as in commercial experience;

•	for prenatal testing, comprehensiveness of coverage of diseases and ability to conveniently test for multiple conditions;

•	for cancer diagnostics, comprehensiveness of coverage of cancer types and indications;

•	value of product offerings, including pricing and impact on other healthcare spending;

•	scope of reimbursement and payer coverage;

•	effectiveness of sales and marketing efforts;

•	breadth of distribution of products and partnership base;

•	development and introduction of new, innovative products;

•	operational execution, including test turn-around time and test failures;

•	key opinion leader support;

•	brand awareness; and

•	ease of integration for laboratories, including for cloud-based distribution models.

Specific market share data regarding our products is not publicly available, and consumers may choose to use competing products for a variety of reasons, including lower cost. We believe, however, that we compete favorably in the prenatal testing market on the basis of several factors, particularly test performance, comprehensiveness of coverage of diseases, ability to conveniently test for multiple conditions, value of product offerings and effectiveness of sales and marketing efforts.

Research and Development

We were founded on the belief that serious unmet needs in healthcare could be addressed by combining traditional molecular diagnostics with robust statistical techniques, and this belief is the basis of our research and development efforts. We focus our research and development efforts on conceiving and delivering disruptive technologies to genetic testing. We have invested, and continue to invest, significant time and resources toward improving and expanding our core technologies and tests. Our proprietary automated tool for assay design meaningfully streamlines our development process. Research and development expenses were $50.1 million, $41.9 million and $27.7 million for 2017, 2016 and 2015, respectively.

Intellectual Property

Our success and ability to compete depend in part on securing and preserving enforceable patent, trade secret, trademark and other intellectual property rights; operating without having competitors infringe, misappropriate or otherwise circumvent these rights; operating without infringing the proprietary rights of others; and obtaining and maintaining licenses for technology development and/or product commercialization. As of December 31, 2017, we held 42 issued U.S. and foreign patents, which expire between November 2026 and November 2034, and nearly 100 pending U.S. and foreign patent applications. Our patents and patent applications relate generally to molecular diagnostics, and more specifically to biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as cell free fetal DNA or circulating tumor DNA. We intend to seek patent protection as we develop new technologies and products in this area.

In the past, parties have filed, and in the future parties may file, claims asserting that our technologies or products infringe on their intellectual property. For example, we have in the past been involved in patent infringement litigation with Sequenom. We cannot predict whether other parties will assert such claims against us, or whether those claims will harm our business. The fields of non-invasive prenatal genetic testing and cancer diagnostics is complex and rapidly evolving, and we expect that we and others in our industry will continue to be subject to third-party infringement claims.

Reimbursement

We receive reimbursement from commercial third-party payers and from government health benefits programs such as Medicare and Medicaid. We receive reimbursement for our Panorama, Horizon, Vistara, Anora and Spectrum tests.

Laboratory tests, as with most other healthcare services, are classified for reimbursement purposes under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. These CPT codes are associated with the particular test that we have provided to the patient. Once the American Medical Association establishes a CPT code, the Centers for Medicare and Medicaid Services, or CMS, establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. For most of the tests performed for Medicare or Medicaid beneficiaries, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full. Prior to 2015, CMS had implemented a set of CPT codes without a fee schedule for most codes specific to NIPTs; however, a CPT code specific to NIPT for aneuploidies has been effective since January 2015, and a CPT code for microdeletions has been effective since January 2017. CMS has established a pricing benchmark of $802 for aneuploidy and microdeletions testing. In addition, the AMA has approved the use of a CPT code for expanded carrier screening tests, which will be published later this year.

We currently submit for reimbursement using CPT codes based on the guidance of outside legal and coding experts. There is a risk that these codes may be rejected or withdrawn or that payers will seek refunds of amounts that they claim were inappropriately billed to a specific CPT code. We do not currently have a specific CPT code assigned for all of our tests, and there is a risk that we may not be able to obtain specific codes for such tests, or if obtained, may not be able to negotiate favorable rates for one or more of these codes. In particular, while we have obtained a CPT code for microdeletions and CMS has set a price for microdeletions testing, we expect that our microdeletions reimbursement will decline, at least in the near term, because third-party payers are declining to reimburse under the new code or reimbursing at a much lower rate than we had previously received.

NIPT has received positive coverage determinations for high-risk pregnancies and are reimbursed by most private payers, including United Healthcare, AETNA, Anthem, Humana, CIGNA and others. Reimbursement policies for the use of NIPT for average-risk pregnancies have not been widely established, but recent publications have analyzed the use of NIPT in the average-risk population and certain medical societies have supported such use. In particular, ACMG has issued guidelines recommending that pregnant women be informed that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant CNVs in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. ISPD has issued guidelines that are supportive of NIPT in average-risk pregnancies as well as high-risk pregnancies. However, ACOG and SMFM have each issued guidelines stating that while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. Private payers are moving towards reimbursing for average-risk NIPT. Fifty-two commercial payers in the United States, representing over half of all commercial covered lives in the United States, have a positive coverage determination for NIPT for average-risk pregnancies.

Based on Health Leaders publication data, as of December 31, 2017 we and our laboratory partners had in-network contracts with insurance providers that accounted for over 203 million covered lives, out of a total of approximately 208 million covered lives, in the United States. Our target market for NIPT is a much smaller subset of these covered lives, because it excludes men, children and post-menopausal women who would not be users of our products.

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

We believe that other than Signatera (RUO), all of the tests we currently offer, including Panorama, meet the definition of LDTs, as they have been designed, developed, and validated for use in a single CLIA-certified laboratory. If our tests are LDTs, they are currently not subject to FDA regulation as medical devices.

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

There are also foreign privacy and security laws and regulations that impose restrictions on the access, use and disclosure of health information. In particular, the EU’s General Data Protection Regulation, or GDPR, will become effective in May 2018. The GDPR applies not only to organizations within the EU, but also applies to organizations outside of the EU, such as Natera, that offer goods or services to EU data subjects or that process or hold personal data of EU data subjects. The regulation specifies higher potential liabilities for certain data protection violations, and we anticipate that it will result in a greater compliance burden for us as we conduct our business, particularly through our Constellation cloud-based distribution model, in the European Union. Fines for non-compliance can range from the greater of 2% of annual global revenues or €10 million, up to the greater of 4% of annual global revenues or €20 million.

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

Employees

As of December 31, 2017, we had 893 employees, including 128 in laboratory operations and manufacturing administration, 156 in research and development and 609 in sales, general and administrative functions. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.

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

IVF – in vitro fertilization.

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

Financial Information about Segments and Geographic Areas

We operate in one segment.  For information regarding our revenues by geographic location, please refer to Note 14 to our consolidated financial statements in this annual report on Form 10-K. All of our long-lived assets are located in the United States. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors”.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We derive most of our revenues from Panorama, and if our efforts to further increase the use and adoption of Panorama or to develop new products and services in the future do not succeed, our business will be harmed.

For the years ended December 31, 2017, 2016 and 2015, 63%, 66% and 73%, respectively, of our revenues were derived from sales of our NIPT, Panorama. Although we are growing our revenues from other products, in particular our Horizon carrier screen, we expect to continue to derive a significant portion of our revenues from the sales of Panorama. Continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

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

•

third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; in fact, many third-party payers currently have negative coverage determinations or otherwise do not reimburse for average-risk patient populations or for microdeletions screening and we expect low reimbursement rates for microdeletions screening to continue, at least in the near term; also, most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;

•

third-party payers are increasingly requiring that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama or our other tests, which impacted our results of operations in the fourth quarter of 2017, when these requirements began to take effect;

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
•	we may experience increased cost of product, licensing and other revenues as a percentage of total revenues, as was the case for each of the years ended December 31, 2017, 2016 and 2015;
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

•

we may fail to compete successfully in the NIPT market; our laboratory partners may choose to develop their own tests that are competitive with ours or offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market Panorama; and competitors may develop and commercialize more effective and/or less expensive tests that deliver comparable results as our tests;

•

we may fail to adequately protect or enforce our intellectual property relating to Panorama, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s  intellectual property rights; if we are required to pay license fees in order to license third party intellectual property rights due to actual or alleged infringement based on our running Panorama, we may experience increased costs in running Panorama, and we may be unable to pass such costs on to our customers;

•

in the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms for Panorama,  we may be unable to do so in a commercially sustainable way and that could survive claims of infringement of intellectual property rights of Illumina and other competitors, in a timely manner or at all; and

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the years ended December 31, 2017, 2016 and 2015 was $136.3 million, $95.8 million and $70.3 million, respectively. As of December 31, 2017, we had an accumulated deficit of $482.2 million. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop new products.

In addition, the rate of growth in our revenues has generally been negative, low or flat in recent periods, and this trend may continue in future periods. In particular, a significant element of our business strategy has been to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, going in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues if we are unable to continue to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a new CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to reduced reimbursement, or third-party payers declining to reimburse, under the new code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening has been approved and is expected to take effect beginning January 1, 2019, and may have a similar effect on our reimbursement rates for our Horizon carrier screening test, which we currently primarily receive reimbursement for on a per-condition basis.

As further discussed in the risk factor entitled “—We may not be successful in commercializing our cloud-based distribution model”, our results of operations may be adversely affected if we do not sell a sufficient volume of tests under our cloud-based distribution model to offset the lower revenues per test performed under that model. As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have also encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industry, such as those described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations, and our business may suffer.

Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations.

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products, and are now expanding our platform and applying our expertise in processing and analyzing cell-free DNA in the field of cancer diagnostics. In 2017 we launched several new products or enhanced versions of existing products, including our first offering in oncology for research use only. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, our test performance in commercial experience may be inconsistent with our validation or other clinical data, we may be unable to convince doctors or patients that a new test is necessary or efficacious, even if we believe our data demonstrates this, or we may otherwise have to abandon a test in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for cancer screening, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. We may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama, and as we may experience with Horizon, for which we are in the process of revising a significant part of the workflow.

We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SMART study, or due to changes in study design or other unforeseen circumstances, such as our decision to expand our SMART study to include a larger number of patients; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. The data collected from any studies we complete may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests. This is particularly true with respect to testing in the average-risk pregnancy population and for microdeletions screening using our Panorama test. For example, in January 2017 we published data from our DNAFirst study showing that NIPT can be effectively and appropriately offered as a primary screen for all pregnant women regardless of risk due to maternal age or other factors; however, we cannot be certain whether or to what extent it will impact coverage or adoption of Panorama in the average-risk population.

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

In addition, as further described in the risk factor entitled “—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls,” development of the data necessary to obtain regulatory clearance and approval of a test is time consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, which could have a material adverse effect on our business, operating results or financial condition.

We cannot be certain that:

•

we will be able to develop and validate any test that meets our desired target product profile and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity;

•

we will be able to design, find and engage with sites for, enroll, afford, complete or achieve the desired results from, any clinical studies that are necessary to support the development, regulatory requirements, or target commercial profile of any test;

•	we will be able to obtain necessary regulatory authorizations in a timely manner or at all;
•

we will be successful in developing sales and marketing operations or entering into collaborative arrangements to achieve market awareness and demand, or that healthcare providers will order or use, or third-party payers will reimburse (and if so, to what extent), any tests that we may enhance or develop;

•	any tests that we may enhance or develop, or services that we may offer, can be provided at acceptable cost and with appropriate quality;
•

our competitors will not introduce tests or services that have superior performance, lower prices or other characteristics that cause physicians to recommend, or consumers to choose, such competing tests or services over ours, for example in the liquid biopsy field as further described in the risk factor entitled “—If we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability”; or

•	our tests will not infringe patents held by third parties in key jurisdictions.

These and other factors beyond our control could result in delays or other difficulties in the research and development, approval, production, launch, marketing or distribution of enhanced or new tests and could adversely affect our competitive position and results of operations.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results have historically fluctuated because we generally recognize costs as they are incurred, but, prior to 2018, recorded most revenue only upon receipt of payment, and as a result typically experienced a delay in the related revenue recognition. However, beginning in 2018, we will transition to accrual accounting in accordance with ASC 606 issued by the Financial Accounting Standards Board, as further described in “Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements— New Accounting Pronouncements Not Yet Adopted” in the Notes to Consolidated Financial Statements. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, evolving industry standards, intellectual property disputes, price competition, aggressive marketing practices and changing customer preferences. Our principal competition in this field comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the cord blood and tissue banking field and face competition in that business from established companies with many years of experience in the industry. We are also new to the field of cancer diagnostics and face competition from other companies, many of which are larger, more established and have more experience and more resources than we do. Some of our competitors in the liquid biopsy field are expanding their research and development efforts to include screening for other biomarkers instead of, or in addition to, ctDNA, on the basis that analyzing multiple biomarkers may result in improved sensitivity, lower costs and earlier detection. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Counsyl, Inc.; Bio-Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; Berry Genomics Co., Ltd.; Progenity; LifeCodexx AG; Synlab International GmbH; and Multiplicom N.V., which was recently acquired by Agilent Technologies Inc. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; NxGen MDx LLC; Fulgent Genetics; and GenPath Diagnostics, a business unit of Bio-Reference. In cord blood and tissue banking, we compete with companies such as Cord Blood Registry, a subsidiary of AMAG Pharmaceuticals, Inc.; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; CorCell Companies, Inc.; LifeBankUSA; AlphaCord LLC; StemCyte USA; and CariCord. In the field of cancer diagnostics through liquid biopsy tests, which are clinical cancer diagnostic tests that examine blood samples, rather than solid tumor biopsies, and which are the same type of cancer diagnostic tests as Signatera (RUO) and other cancer diagnostic tests that we are seeking to develop, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc. and Foundation Medicine, Inc., both subsidiaries of Roche, Grail, which was spun off from Illumina, Guardant Health, Inc., Personal Genome Diagnostics, Inc., and Genomic Health Inc.. We expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

Some of our competitors’ products and services are sold at a lower price than ours, which could cause sales of our tests and services to decline or force us to reduce our prices. Our current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

We may not be successful in commercializing our cloud-based distribution model.

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of March 1, 2018, we have agreements with only 23 licensees under our cloud-based distribution model, which we commercially launched in 2015, and only 11 are using Constellation commercially to market NIPT products and one is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers”, we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

We also do not know whether, over the long term, this model will result in benefits or cost savings at the levels that we anticipate or at all. For example, to the extent that any of our laboratory customers for whom we currently perform our tests entirely in our laboratory transition to our cloud-based distribution model, our revenues from such customers will decrease because we are not able to charge as high an amount per test as when we perform the entire test ourselves. If the lower revenues per test performed is not offset by a sufficient increase in volume of tests sold, our overall revenues will be lower, and our results of operations may be adversely affected.

Among the risks to our business and results of operations from our Constellation model are the following:

•

our and our licensees' ability to obtain required regulatory authorizations from the FDA and international regulatory agencies as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally”;

•

supply constraints, including with respect to the blood collection tubes that are used for our Panorama test and that are supplied by Streck, Inc., as further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers”;

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

If we or other cloud-based solution providers experience security incidents, loss of customer data or disruptions in delivery or other problems, the market for cloud-based solutions in the diagnostics industry, including our solutions, may be adversely affected. Such events could also result in potential lawsuits and liability claims, which could have a material adverse effect on our business. If there is a reduction in demand for cloud-based solutions caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products or other challenges, we may not be successful in executing our Constellation business model, and our results of operations may be adversely affected.

We may be unable to continue commercializing our cloud-based distribution model in jurisdictions, including the United States, if we do not comply with ongoing regulatory requirements in such jurisdictions.

We utilize our Constellation software to aid in the calculation of test data. We have received a CE Mark from the European Commission for our Constellation software, through which our laboratory licensees access our algorithms under our cloud-based distribution model, as well as for the key reagents that our laboratory licensees need in order to run their NIPT based on our technology. This enables us to offer Constellation for NIPT in the European Union and other countries that accept a CE Mark. However, as further described in the risk factor entitled “—Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally,” we have not obtained a CE Mark for our Panorama test as a whole. This, coupled with our use of our Panorama brand name under our Constellation model, has caused confusion among the regulatory authorities in some countries in the European Union, and as a result we have had to address inquiries from regulatory authorities in such countries from time to time, and it is likely that we will continue to do so in the future.

We may also need to obtain regulatory clearance or approval in the United States and elsewhere for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We are currently engaged in discussions with the FDA regarding the regulatory status in the United States of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which are genetic mutations in which relatively large regions of the genome have been deleted or duplicated. The FDA has indicated to us that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the premarket approval, or PMA, process. The FDA has stated that it will not prevent us from marketing Constellation in the United States while we continue to discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself either on the appropriate regulatory review path or on the issue of our ability to continue to market Constellation during our discussions. If necessary, we intend to seek regulatory clearance or approval for our Constellation software; however, we cannot guarantee that we will obtain such clearance or approval. If clearance or approval is required by the FDA and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

If our Constellation software requires regulatory clearance or approval in the United States, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance to the extent required, we may not be permitted to offer our Constellation software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our licensees under our cloud-based distribution model in the United States is found not to be a laboratory developed test, or LDT, or that licensee has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the licensee may not be able to market its test, we would not receive the anticipated revenues from that licensee, and potential or other current licensees may be dissuaded from utilizing our Constellation software.

We may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, marketing and billing personnel.

Approximately 83% of our revenues for the year ended December 31, 2017 were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions; we continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violated healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties”; moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, as we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, or may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

We rely on internal and third-party data centers and platforms to host our laboratory and cloud-based software, and any interruptions of service or failures may impair our laboratory operations or the delivery of our cloud-based services and harm our business.

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third-party data center hosting facilities operated by Amazon Web Services, or AWS, located in the United States and in the European Union. These algorithms cannot currently be run other than through the DNAnexus platform; they are currently used to run our Panorama NIPT, NIPT analysis for our Constellation licensees, our Signatera (RUO) liquid biopsy technology, and for certain of our research and development activities, and we plan to utilize the platform for additional applications in the future. In the event of any technical problems that may arise in connection with our on-site data center, the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud-based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market's confidence that we can provide reliable, high-quality genetic testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes increase and our product portfolio expands. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama experiences a higher advertised rate than other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sensitivity and specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we sometimes experience as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing process. These refinements may not improve our tests as we expect, and may result in unanticipated issues that may adversely affect our test performance as described above. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate.

In addition, as further discussed in the risk factor entitled “If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected,” we have only recently launched our Evercord service, which is in an industry in which we previously had no experience; we also recently launched our Vistara NIPT and our Signatera (RUO) liquid biopsy technology for research use only. Any failure to meet consumer expectations could harm our reputation.

We rely on third-party laboratories to perform some of our testing.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA certified laboratories. For example, a significant portion of our Horizon carrier screening testing, and our Vistara single-gene mutations testing, is performed by third-party laboratories. In addition, we contract with a third-party laboratory to perform the processing and storage of our Evercord customers’ cord blood and cord tissue samples. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have in the past had issues with delivering results to us within the time frames we expected or established in our contracts with them. In the event of any adverse developments with these third-party laboratories or their ability to perform this testing in a timely manner and in accordance with the standards that we and our customers expect, our ability to provide test results to customers may be delayed or interrupted, which could result in a loss of customers and harm to our reputation. We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy our demand for this testing with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for our Vistara or Evercord offerings. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such testing could impair, delay or suspend our efforts to market and sell these tests. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

If we are unable to successfully grow revenues for our products or services in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama, such as Horizon, Spectrum, Anora, Vistara, Evercord and Signatera (RUO), is uncertain and is subject to many of the risks we face with respect to Panorama. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent to or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights. If we are not able to increase adoption of and grow revenues for these products or services, our business and results of operations may be adversely affected.

We launched our Evercord cord blood and cord tissue banking service in April 2017; our Vistara single-gene mutations screening test in May 2017; our Signatera (RUO) recurrence monitoring liquid biopsy offering for research use only in August 2017; and our twin pregnancies screening capability for Panorama in October 2017. Our success with these offerings are subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering. Moreover, our Evercord offering is in an industry that is new to us and that includes competitors who have been operating for many years. We may face unforeseen difficulties in a number of areas, including with Bloodworks Northwest, or Bloodworks, which is our partner providing the processing and storage services, and storage facility, for this offering; our other suppliers and service providers; our and Bloodworks’ ability to maintain required regulatory registrations from the FDA or accreditations from AABB; or disruption of our business and distraction of our employees and management, as described in the risk factor entitled “If we are unable to successfully scale our operations, our business could suffer.” Our Signatera (RUO) offering, while a molecular diagnostic technology, is in a field that is new to us; and Vistara is subject to the risks inherent in commercializing a product with a commercial partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Evercord, Vistara or Signatera (RUO) offerings will be successful.

If our sole CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing, our Vistara single-gene mutations testing, and the processing and storage of cord blood and cord tissue for our Evercord offering. We have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our San Carlos, California laboratory facility. This facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, and our blood collection tubes are sole sourced. For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama and Signatera (RUO) and for our development activities relating to oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which has been acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, while our supply agreement with Illumina does not allow Illumina to charge us an additional fee, Illumina could attempt to require us to pay such a fee by, for example, bringing a patent infringement lawsuit against us. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of a lawsuit based on this intellectual property, and the costs and distraction to management of defending against such a lawsuit would likely be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms, reagents or other components, these efforts may require significant resources, expenditures and time and attention of management; intellectual property rights held by Illumina or our other competitors may prevent us from sourcing and validating an alternative sequencing platform; and we may not be successful in selecting, acquiring on commercially reasonable terms, and implementing alternative platforms, reagents or other components that are satisfactory for our needs or that we can employ in a timely manner or in a commercially sustainable way.

In addition, our Panorama test is currently only validated to be performed using Streck, Inc., or Streck’s, blood collection tubes, and Streck is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. All of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. The blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we would be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet our quality control requirements, nor the ability of our suppliers to comply with applicable legal and regulatory requirements. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive do not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, our tests may not work properly or at all, and we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers' facilities that causes a loss of manufacturing capacity would heighten the risks that we face.

In the event of any adverse developments with our sole suppliers, or if any of our sole suppliers modifies any of the components they supply to us, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design or re-validate our products.  In addition, if we obtain a premarket approval, or PMA, for Panorama as an in vitro diagnostic, or IVD, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts for such an IVD, as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.” Our failure to maintain a continued supply of components, or a supply that meets our quality control requirements, or changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers, particularly in the case of sole suppliers such as Streck and Illumina, could result in the loss of access to important components of our tests and impact our test performance or affect our ability to perform our tests in a timely manner or at all, which could impair, delay or suspend our commercialization activities. In the event that we transition to a new supplier from any of our sole suppliers, doing so could be time consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We rely on commercial courier delivery services to transport samples to our facilities in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.

Our core business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive blood samples for analysis at our San Carlos, California facility within days of collection from the patient. Likewise, we rely on courier services to transport cord blood and tissue samples to Bloodworks’ facility in which the samples will be processed and stored. Disruptions in delivery service, whether due to error by the courier service, labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons, could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

Security breaches, loss of data and other disruptions, including with respect to cybersecurity, could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally-protected personal information, such as test results and other patient health information, credit card and other financial information, insurance information, and personally identifiable information. We also store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store this critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our technology providers, may be vulnerable to cyber-attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

Any such breach or interruption could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, and regulatory penalties. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

Our reputation among clients and the medical and birthing services community is extremely important to the commercial success of our Evercord service offering. This is due in significant part to the nature of the service we provide – as we are assuming custodial care of a child’s umbilical cord blood stem cells entrusted to us by the parents for potential future use as a therapeutic for the child or a close relative. We believe that our reputation, and Bloodworks’ reputation, enables us to market Evercord as a competitive cord blood and tissue preservation service in a crowded marketplace. However, we may experience unforeseen issues, such as loss of or damage to a sample during transit, during the preservation process or while in storage. For example, Bloodworks’ facility is situated near active earthquake fault lines, and if this facility or the equipment in the facility are significantly damaged or destroyed by natural or manmade disasters, including earthquakes, flooding or power outages, we could suffer a loss of some or all of the stored cord blood and tissue units. In addition, if we encounter problems during transportation, including while our customers’ samples are in the possession of third-party commercial carriers that we contract with to transport the samples, some or all of the transported units could be damaged. Any such problems, particularly if publicized, could negatively impact our reputation, which could adversely affect our business and business prospects. If our Evercord offering does not meet customer or other public expectations, any resulting harm to our reputation could extend beyond Evercord to our core women’s health and genetic testing business, which comprises the substantial portion of our revenue, because Evercord is promoted to the same OB/GYNs who prescribe and order many of our other products.

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

We offer a quality service guarantee that provides that, subject to certain conditions, if an Evercord customer’s cord blood and tissue sample is used for a transplant and fails to engraft, or begin to grow and develop, we will refund all service fees paid to us by the customer plus an additional $100,000. Failure to engraft can occur for a variety of reasons, and may occur more frequently than we anticipate. Frequent failures to engraft could result in many customers making claims under our quality service guarantee, which could adversely impact the profitability of this service offering.

The marketing, sale, and use of Panorama and our other products could result in substantial damages arising from product liability or professional liability claims that exceed our resources.

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Even though Panorama is highly accurate, it is not 100% accurate and we may report false negative results. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability. We are currently involved in a lawsuit by a patient alleging that we failed to perform a carrier screening test that was ordered. See “Commitments and Contingencies—Legal Proceedings” in Note 6 to our Consolidated Financial Statements. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

As our test volumes and product offerings grow, we will need to continue to ramp up our testing capacity and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results. For example, in 2017 we experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters in San Carlos, California to our facility in Austin, Texas, which resulted in our delayed receipt of approximately $1.5 million of insurance payments and impacted our revenue for that quarter. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We launched four new products in 2017 alone, two of which are in markets or industries that are new to us; as we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development and other technical personnel, and especially in the San Francisco Bay Area where our headquarters and laboratory facility is located, and the turnover rate of such personnel can be high. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employers. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the equity awards they receive in connection with their employment. To the extent that our current or potential employees perceive the value of our equity awards to be low, our ability to recruit, retain and motivate highly skilled employees may be adversely affected, which could then have an adverse effect on our business and future growth prospects. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information, as further discussed in “—Risks Relating to our Intellectual Property— If we are not able to adequately protect our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.”

In addition, our growth may place a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, our operating costs may escalate faster than we anticipate, we may face difficulties in obtaining additional office or laboratory space, and some of our internal systems may need to be enhanced or replaced. If we cannot effectively manage our expanding operations and our costs, we may not be able to grow successfully or we may grow at a slower pace, and our business could be adversely affected.

If our sales and distribution partnerships are not successful and we are not able to offset the resulting impact through our direct sales efforts or through agreements with new partners, our commercialization activities may be impaired and our financial results could be adversely affected.

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

In addition, we face the risk of our laboratory partners terminating their relationship with us and completely suspending the sale of our products, which has happened in the past. Laboratory partners that are not bound by obligations of exclusivity or non-competition to us or our products could decide to develop their own product that competes with ours or sell a competing product, in addition to or in lieu of our tests. For example, we terminated our licensing and distribution agreement with Bio-Reference in January 2017, and Bio-Reference began selling a competing NIPT. Moreover, our partners could merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products.

If our partnerships are not successful, our ability to increase sales of Panorama and our other products and to successfully execute our strategy could be compromised.

Our financial condition and results of operations may be adversely affected by international regulatory and business risks.

As we expand our international operations and offer our tests in other countries, we are increasingly subject to varied and complex foreign and international laws and regulations due to operating, offering our products, or contracting with employees, contractors and other service providers in these other countries. Compliance with these laws and regulations often involves significant costs and may require changes in our business practices that may result in reduced revenues and profitability.

We are subject to the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent laboratories to sell Panorama and other products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with foreign government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom's Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and we could be subject to severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, any of which could result in a material adverse effect on our business, prospects, financial condition, or results of operations.

In addition, our international activities are subject to U.S. economic and trade sanctions, which restrict or otherwise limit our ability to do business in certain designated countries. Other limitations, such as restrictions on the import into the United States or the export to other countries of tissue or genetic data necessary for us to perform our tests, or restrictions on importation and circulation of blood collection tubes or other equipment or supplies by countries outside the United States, may limit our ability to offer our tests internationally. We may also face competition from companies located in the countries in which we or our partners or licensees offer our tests, and in which we may be at a competitive disadvantage because the country may favor a local provider or for other reasons.

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

Outside the United States we enlist local and regional laboratories, contract employees and other service providers to assist with blood draws, engineering, sales, marketing and customer support. Subject to regulatory clearance where required, we also contract with international licensees to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data through our cloud-based Constellation platform. Locating, qualifying and engaging additional distribution partners and local laboratories with local industry experience and knowledge is necessary to effectively market and sell our tests outside the United States. We may not be successful in finding, attracting and retaining such distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices and other activities utilized by our distribution partners, contract employees and other service providers that are locally acceptable may not comply with relevant standards required under United States laws that apply to our operations overseas, including through third parties, which could create additional compliance risk. Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees, contractors or agents abroad. Non-compliance by us or our employees, contractors or agents of these or any other applicable laws or regulations could result in fines or penalties, or adversely affect our ability to operate and grow our business. Even if we are able to effectively manage our international operations, if our distribution partners and local and regional laboratory licensees are unable to effectively manage their businesses, our business and results of operations could be adversely affected. Furthermore, the legal landscape governing advertising, promotional and other marketing activities can vary widely from jurisdiction to jurisdiction, and is often more complex, less clear or less developed than in the United States. If our marketing activities are found to be in violation of local laws, regulations or practices, we may be subject to fines and other penalties, and may be required to cease marketing or commercialization activities in such jurisdiction. If our sales and marketing efforts are not successful outside the United States, we may not achieve market acceptance for our tests outside the United States, which would harm our business.

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

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to achieve broader commercial success with Panorama, Horizon and our other products;
•	the costs and success of our research, development, and commercialization efforts for potential new products;

•	our ability to obtain more extensive coverage and reimbursement for our tests, including in the average-risk patient population and for microdeletions screening;
•	our ability to generate sufficient revenues from our cloud-based distribution model;
•	our ability to collect on our accounts receivable;
•	our need to finance capital expenditures and further expand our clinical laboratory operations;
•	our ability to manage our operating costs; and
•	the timing and results of any regulatory authorizations that we are required to obtain for our tests.

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

As of December 31, 2017 and 2016, we had approximately $125.1 million and $49.6 million, respectively, of debt outstanding with accrued interest. On August 8, 2017, we completed our 2017 Term Loan under which we borrowed $75.0 million. In addition, we have $50.1 million outstanding under our Credit Line with UBS. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our 2017 Term Loan contains various restrictive covenants and is secured by substantially all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt; conversely, our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the 2017 Term Loan or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

We may incur additional indebtedness in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations, and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions in addition to the risks associated with indebtedness described above.

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.

DNA testing, like that conducted using Panorama, Horizon, our Signatera (RUO) cancer diagnostic test, and our other products, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Patients may also refuse to use genetic tests even if permissible, for similar reasons; they may also refuse genetic testing due to concerns regarding eligibility for life or other insurance. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for services and products enabled by our technology platform, either of which could harm our business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes.  As of December 31, 2017, we had federal and state NOL carryforwards of approximately $319.6 million and $165.5 million, respectively, which, if not utilized, begin to expire in 2027 and 2028, respectively. We also had federal research and development credit carryforwards of approximately $11.7 million, which begin to expire in 2028, and state research and development credit carryforwards of approximately $8.1 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced an "ownership change" upon our initial public offering; we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an "ownership change."

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

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, CMS, and state reimbursement programs for Panorama, will be necessary for us to continue to achieve commercial success. We do not expect to receive reimbursement for approximately 28,000 Panorama tests for average-risk patients and approximately 41,000 Panorama tests for microdeletions that we performed in the quarter ended December 31, 2017. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing tests or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. ACMG has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant CNVs in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. ISPD has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, ACOG and SMFM have issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect that, based on the ACMG, ACOG and SMFM guidelines, more average-risk women will be informed of NIPT and may request it, it is uncertain whether all third-party payers will reimburse for NIPT for these average-risk patients. Currently, Aetna Inc., UnitedHealthcare Insurance Company and a number of other third-party payers have negative coverage determinations for average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The recent ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, including to the extent that we continue to perform large volumes of tests for which we do not receive reimbursement.

Furthermore, a new CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to third-party payers declining to reimburse or through reduced reimbursement, under the new code, which has had, and we expect to continue to have, an adverse effect on our revenues. In addition, the AMA has approved the use of a CPT code for expanded carrier screening tests, which is expected to take effect January 1, 2019. The new code may cause our reimbursement rates for our broader Horizon carrier screening panel to decrease, as those tests will be reimbursed as a single panel instead of as multiple tests.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses with certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests, such as Horizon, that screen for multiple conditions, or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in Note 6 to our Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline. As described in “Commitments and Contingencies—Legal Proceedings” in Note 6 to our Consolidated Financial Statements, we have recently reached a settlement with the United States Department of Justice to pay approximately $11.4 million to resolve claims under a qui tam complaint regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

Furthermore, some of our contracts with third-party payers contain so-called most favored nation provisions, pursuant to which we have agreed that we will not bill the third-party payer more than we bill any other third-party payer. We must therefore monitor our billing and claims submissions to ensure that we remain in compliance with these contractual requirements with third-party payers. If we do not successfully manage these most favored nation provisions, we may need to forego revenues from some third-party payers, which would adversely affect our revenues, and we may be subject to claims for recoupment, which could require the time and attention of our management, may be a distraction from development of our business and, ultimately, could result in an obligation to repay amounts previously earned.

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. In particular, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which may cause payers to raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws. However, we have in the past received, and we may in the future receive, inquiries from third-party payers regarding our billing policies and collection practices. While we have addressed these inquiries as and when they have arisen, there is no guarantee that we will always be successful in addressing such concerns in the future, which may result in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action seeking reimbursement of previous amounts paid. Any of such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline, or if we were required to make a repayment, which could be significant, this would impact our results of operations, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

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

Our revenues from Medicare are currently very small, given the population that Medicare covers, and we do not expect those revenues to increase materially with regard to NIPT. However, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare's fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS pursuant to a statutory formula established by the U.S. Congress. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the national coverage certainty afforded by a formal coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, which could have an adverse effect on our revenues.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program. In addition, many Medicaid programs have entered into agreements with managed care plans to have the managed care plans manage the provision of healthcare to that Medicaid program’s beneficiaries; in order for us to enter into contracts to provide our testing services to beneficiaries who are enrolled with a Medicaid managed care plan, we must be recognized as a Medicaid provider in that state. As of March 1, 2018, we are recognized by 46 states as a Medicaid provider. We may not be able to be recognized as a provider by additional Medicaid programs, because some states require that a provider maintain a laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. Even if we are recognized as a provide in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. As a result of all of these factors, our testing is not reimbursed or only reimbursed at a very low amount by some state Medicaid programs.  In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

We are out of network with some third-party payers from whom we receive reimbursement, which means that we do not have agreements with them that govern approval or payment terms. Therefore, such third-party payers could withdraw coverage and decline to reimburse for our tests in the future, at any time and for any reason. Managing reimbursement on a case-by-case basis is time consuming and contributes to an increase in the number of days it takes us to collect on accounts, and increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Further, even if we are under contract with a third-party payer, the contract does not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements typically have policies that state they will not reimburse for use of NIPTs in the average-risk pregnancy population or for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our agreements require a physician or qualified practitioner’s signature on test requisitions or put in place other controls and procedures prior to conducting a test. In particular, third-party payers have been increasingly requiring prior authorization to be obtained prior to conducting a test, as a condition to reimbursing for the test. This has placed a burden on our billing operations as we have had to dedicate resources to ensuring that these requirements are met and to conduct follow-up and address issues as they arise, and has also impacted our results of operations, including our gross margins, in the fourth quarter of 2017, when these requirements began to take effect. To the extent we or the physicians ordering our tests do not follow these requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled, which has occurred in some cases and may occur more frequently in the future, and either of which would have an adverse impact on our revenues.

Even if we are being reimbursed for our tests, third-party payers may review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Government healthcare programs and other third-party payers continue to increase their efforts to control the cost, utilization and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular diagnostic tests. These measures have resulted in reduced payment rates and decreased utilization in the clinical laboratory industry. Because of these cost-containment measures, governmental and commercial third-party payers may reduce, suspend, revoke or discontinue payments or coverage at any time. Reduced reimbursement of our tests may harm our business, financial condition or results of operations.

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

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our referring health care providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers establish rates and coverage rules independently. A CPT code specific to NIPT for aneuploidies came into effect in January 2015, and a CPT code for microdeletions came into effect in January 2017. CMS has established a pricing benchmark of $802 for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has decreased under this new code because third-party payers are declining to reimburse under this new code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. In addition, the AMA has approved the use of a CPT code for expanded carrier screening tests, which will be published later this year, and may similarly cause our reimbursement rates for our Horizon expanded carrier screening tests to decline. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes, or if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside legal and coding experts. There is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we currently anticipate initially commercializing our planned Signatera CLIA laboratory test as an LDT. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

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

In the meantime, the FDA could require us to seek premarket clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance or approval is required, or if we voluntarily pursue FDA clearance or approval, for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory premarket clearance or approval process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification, or 510(k), or filing a PMA application with the FDA. As further described in the risk factor entitled “If the results of our clinical studies do not support the use of our tests, particularly in the average-risk pregnancy population or for microdeletions screening, or cannot be replicated in later studies required for reimbursement by third-party payers and for regulatory approvals or clearances, our business, financial condition, results of operations and reputation could be adversely affected,” completing such studies is requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory approvals. In addition, we may require cooperation in our filings for FDA approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve desired regulatory clearances or approvals, or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance or approval for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in demonstrating safety and efficacy with respect to such components of our test. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. Furthermore, if FDA premarket clearance or approval is required, our cash flows may be adversely affected until we obtain such clearance or approval, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

We have informed the FDA of our intent to pursue a PMA for Panorama. We cannot assure you that Panorama or any of our other tests for which we pursue or are required to obtain premarket clearance or approval by the FDA will be cleared or approved on a timely basis, if at all. In addition, if a test has been approved through a PMA, certain changes that we may make to improve the test, or as a result of issues with suppliers of the components of the test or if a supplier modifies its component upon which our approval relies, may need to be approved by the FDA before we can implement them, which could increase the time and expense involved in rolling such changes out to the commercial market. Ongoing compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements, any of which may adversely impact our business and results of operations.

Furthermore, the FDA or the Federal Trade Commission may object to the materials and methods we use to promote the use of our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by the FDA may include, among others, untitled or warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future tests, products or services; operating restrictions and partial suspension or total shutdown of production.

Failure to obtain necessary regulatory approvals in foreign jurisdictions may adversely affect our ability to expand our operations internationally.

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our Constellation cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents required for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to offer Panorama as an IVD directly in these jurisdictions. This, coupled with our use of our Panorama brand name under our Constellation model, has caused confusion among the regulatory authorities in some countries in the European Union; to the extent that regulatory authorities believe that we, our laboratory partners or our licensees may be marketing, commercializing or otherwise offering our tests without required approvals, they may raise questions or concerns which, if not addressed to their satisfaction, may result in our being required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries. We have in the past addressed inquiries from regulatory authorities in the European Union regarding the regulatory status of our Panorama offering, and may in the future face questions from regulatory authorities in various countries with respect to Panorama or Constellation.

Our cloud-based distribution model has caused similar confusion in some countries outside of the European Union; as a result, we have had to address inquiries from international regulatory authorities from time to time, and it is likely that we will continue to do so in the future regarding the regulatory status of Panorama and Constellation. We may also be at a competitive disadvantage in the European Union to our competitors who have obtained a CE Mark for their end to end NIPT. In addition, as further described in the risk factor entitled “Risks Related to Our Business and Industry—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” blood collection tubes sourced solely from Streck are required to run our tests. These blood collection tubes are CE Marked by the European Commission; however, if such blood collection tubes are not registered in jurisdictions that do not accept a CE Mark, we may be unable to expand our business in such jurisdictions.

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. For example, the European Commission has published new directives regulating, among others, IVDs, which are expected to become effective in 2022. The new regulations will require companies providing genetic testing services to obtain a CE Mark for what will be considered IVDs, or a CE-IVD; in addition to requiring notified body approval for various classes of devices, including prenatal tests such as Panorama, companies will also be required to submit clinical evidence and post-market performance data to regulators after their tests have been approved and are commercialized. We or our partners or licensees may not be able to obtain foreign regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in foreign countries.

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

CMS also has the authority to impose a wide range of sanctions, including revocation of a laboratory’s CLIA certification along with a bar on the ownership or operation of any CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we fail to maintain our CLIA certification or any required state license or accreditation, or if any sanction were imposed upon us under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, we would not be able to operate our clinical laboratory and offer our testing services in the affected states or countries, which would materially and adversely impact our business and results of operations.

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

In certain states, manufacturing steps in banking stem cells from cord blood and tissue are subject to state licensure or registration and compliance with state requirements. Certain states regulate private cord blood and/or tissue banking activities, and may require us and our subcontractors engaged in specific manufacturing steps to become licensed, permitted or registered in such states. We believe that we are licensed, permitted or registered to operate in such states as required. If other states adopt similar requirements, we would have to obtain licenses, permits or registrations to continue providing services in those states.

Changes in government healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and other third-party payers.

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by significant and potentially unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payers. Any of these or other changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. Going forward, we cannot predict the full impact of governmental healthcare policy changes on our business, financial condition and results of operations.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacts the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded health care fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including required disclosures of financial arrangements with physician customers, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. The PPACA also created a new system of health insurance "exchanges," designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain "essential health benefits" are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we do not know whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, there have been a number of proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA. These attempts have resulted in considerable uncertainty and concern regarding, for example, electing to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or not, or how, the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the CLFS that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. The rule issued by CMS to implement PAMA required certain laboratories to report third-party payer rates and test volumes. Since January 1, 2018, the Medicare payment rate for these tests are equal to the weighted median private payer rate reported to CMS, which for many tests are lower than the previous CLFS payment rates due to the often lower negotiated private payer rates applicable to large commercial laboratories that were required to report data to CMS. While we believe that the new rates will have minimal impact on our business, the rates have been the subject of controversy in the industry, and it is unclear whether and to what extent the new rates will affect overall pricing and reimbursement for clinical laboratory testing services. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests or requirements that beneficiaries of government health plans pay for, or pay for higher, portions of clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or how any such future legislation, regulation or initiative may affect us. Current or potential future federal legislation and the expansion of government's role in the U.S. healthcare industry, as well as changes to the reimbursement amounts paid by payers for our current and future tests, may adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows.

If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties.

We are subject to healthcare fraud and abuse regulation and enforcement by both the U.S. federal government and the states in which we conduct our business, including:

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
•

the federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful solicitation, receipt, offer or payment of remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare;

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

•

the federal Stark physician self-referral law, which, subject to certain exceptions, prohibits a physician from making a referral for certain designated health services covered by the Medicare program (and according to case law in some jurisdictions, the Medicaid program as well), including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services;

•

the federal Civil Monetary Penalties Law, which, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary's selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program;

•	the prohibition on reassignment by the program beneficiary of Medicare claims to any party; and
•

state law equivalents of the above U.S. federal laws, such as the Stark law and anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state data privacy and security laws.

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. As described further in Note 6—Commitments and Contingencies—Legal Proceedings in the Notes to Consolidated Financial Statements, we have recently reached a settlement with the United States Department of Justice to resolve claims under a qui tam complaint regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

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

The federal HIPAA privacy and security regulations, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which was enacted as part of the American Recovery and Reinvestment Act of 2009, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, health care providers, and health care clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including patient authorization of the use and disclosure of, administrative, technical and physical safeguards for, and analysis of security incidents and breach notification requirements with respect to, protected health information.

We have implemented policies and procedures related to compliance with the HIPAA regulations. The privacy and security regulations establish minimum requirements, and do not supersede state laws that are more stringent. Therefore, we are required to comply with federal as well as various state privacy and security laws and regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties. We could also incur damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretation by various governmental authorities and courts, resulting in complex compliance issues.

The European Union’s new data privacy regulations, the GDPR, will become subject to enforcement in May 2018. These regulations comprehensively reform the prior data protection rules of the European Union, and are more stringent, provide for higher potential liabilities, and apply to a broader range of personal data than those in the United States. The GDPR is applicable to U.S.-based companies, such as ours, that do business or offer services in, or that process or hold personal data of data subjects in, the European Union. Our current processes and practices do not comply with the GDPR, and we will need to expend considerable time and resources, including management attention, to revise our practices and bring them into compliance. Furthermore, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to modify our plans to comply with the GDPR, or otherwise to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the European Union.

As we continue to expand and grow our business, our overall compliance with applicable laws and regulations may result in increased costs and attention of management, and failure to comply may result in significant fines, penalties and damage to our reputation. Additionally, the interpretation and application of health-related, privacy and data protection laws are often uncertain, contradictory and in flux, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. As a result, we could be subject to government-imposed fines or orders requiring that we change our practices, which could cause us to incur substantial costs and may adversely affect our business and our reputation.

Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers.

Many of the sequencers, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. In addition, we have recently launched Signatera (RUO) as a research use only offering. ASRs are medical devices and must comply with QSR provisions and other device requirements, but most are exempt from 510(k) and PMA premarket review. Products that are intended for research use only and are labeled as RUO are exempt from compliance with FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with a supplier's assessment that the supplier’s products are ASRs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, such as us with respect to Signatera (RUO), including requiring the supplier to cease offering the product while it seeks clearance or approval. Suppliers of RUO products that we employ in our other tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

The sequencers and reagents supplied to us by Illumina and the blood collection tubes supplied to us by Streck are labeled as RUO in the United States. We are using these sequencers, reagents and blood collection tubes for clinical diagnostic use. If the FDA were to require clearance or approval for the sale of Illumina's sequencers and if Illumina does not obtain such clearance or approval, we would have to find an alternative sequencing platform for Panorama. We currently have not validated an alternative sequencing platform on which Panorama could be run in a commercially viable manner. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations would be adversely affected. Similarly, a decision by the FDA to require clearance or approval for the sale by Streck of the blood collection tubes used for Panorama, or a finding that any of our other suppliers failed to comply with applicable requirements, could result in interruptions in our ability to supply our products to the market and adversely affect our operations.

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

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties. Certain third parties, including our competitors, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. For example, we are presently aware of at least one instance in which a competitor has asserted to us and to third parties that it has an issued patent that covers one or more of our tests in the United States; while this competitor has not filed any patent infringement action based on this assertion, such an action could be brought at any time. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products or services; pay potentially substantial monetary damages; and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could prevent us from offering our tests, which would have a material adverse effect on our business, financial condition and our results of operations.

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

In addition, our agreements with some of our customers, suppliers, and other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties if we determine it to be in the best interests of our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition and results of operations.

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
•

changes in reimbursement practices by current or potential payers; for example, third-party payers are increasingly requiring that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama or our other tests, which impacted our results of operations in the fourth quarter of 2017, when these requirements began to take effect;

•	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts' reports or changed recommendations for our stock;
•	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•	periodic fluctuations in our revenue, due in part to the way in which we recognized revenue prior to transitioning to accrual accounting under ASC 606;
•	actual or anticipated changes in regulatory oversight of our products;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	announcement or expectation of additional debt or equity financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	any major change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described Note 6—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported securities class action lawsuit had been filed against us, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Note 6 in the Notes to Consolidated Financial Statements and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

As a public company, we will continue to incur significantly increased costs and devote substantial management time.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. Our management and other personnel have limited experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act. We hired, and we expect that we will need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. Also, as a public company it is more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2017, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

As of December 31, 2017, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 44.2% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters are located in San Carlos, California. We lease office facilities under non-cancelable operating lease agreements. We currently occupy approximately 113,000 square feet of laboratory and office space at 201 Industrial Road in San Carlos pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $319,095 per month. The Second Space covers approximately 25,000 square feet at a base rent of $97,431 per month. The lease term is approximately eighty-four months and expires in October 2023.

In October 2016, we entered into a sublease for additional office space that covers approximately 13,000 square feet to accommodate our sales and marketing team. The lease term of the additional space began in November 2016 and carried a monthly base rent of $49,140, subject to an annual increase of 3%. The term of this sublease is approximately twenty-eight months, with the expiration date in February 2019.

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

For information regarding certain current legal proceedings, see “Note 6—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

The following table sets forth on a per share basis, for the periods indicated, the low and high closing sales prices of our common stock as reported by The Nasdaq Global Select Market.

	High	Low
Year Ended December 31, 2016
First quarter	$10.46	$6.61
Second quarter	$13.79	$9.37
Third quarter	$13.28	$9.53
Fourth quarter	$12.86	$8.02
Year Ended December 31, 2017
First quarter	$11.90	$7.86
Second quarter	$11.94	$7.50
Third quarter	$13.33	$8.02
Fourth quarter	$14.31	$8.99

Holders

As of December 31, 2017, we had 30 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

No cash dividends have ever been paid or declared on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors our board of directors may deem relevant. Our credit agreement with OrbiMed Royalty Opportunities II, LP, or OrbiMed, restricts our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that may further restrict our ability to declare or pay cash dividends on our common stock.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing. The following graph compares the cumulative total stockholder return on our common stock between July 2, 2015 and December 31, 2017 with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. The chart assumes $100 was invested at the close of market on July 2, 2015, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

CUMULATIVE TOTAL RETURN COMPARISON
Assumes Initial Investment of $100
From July 2, 2015 to December 31, 2017

$160
$140
$120
$100
$80
$60
$40
$20
$-
US Dollars
7/2/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
Natera, Inc.
NASDAQ Biotechnology Index
NASDAQ Composite Index

		Nasdaq	Nasdaq
Trade Date	Natera, Inc.	Biotechnology	Composite
Base period 7/2/2015	$100.00	$100.00	$100.00
9/30/2015	$47.71	$81.76	$92.23
12/31/2015	$47.49	$91.34	$99.96
3/31/2016	$41.86	$70.35	$97.22
6/30/2016	$53.06	$69.49	$96.68
9/30/2016	$48.86	$78.10	$106.04
12/31/2016	$51.50	$71.53	$107.46
3/31/2017	$39.01	$79.19	$118.02
6/30/2017	$47.76	$83.73	$122.58
9/29/2017	$56.68	$90.12	$129.68
12/29/2017	$39.53	$86.60	$137.81

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6.SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for the three fiscal years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited financial statements that are not included in this annual report on Form 10-K.

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

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Selected Statement of Operations Data:
Total revenues	$210,939	$217,074	$190,355	$159,289	$55,171
Total cost and expenses	344,966	313,562	250,193	158,624	80,439
Interest expense and other (expense) income, net	(1,833)	865	(10,437)	(5,817)	(11,842)
Income tax expense	(454)	(142)	—	—	—
Net loss	$(136,314)	$(95,765)	$(70,275)	$(5,152)	$(37,110)
Net loss per common share, basic	$(2.56)	$(1.86)	$(2.68)	$(1.07)	$(9.66)
Net loss per common share, diluted	$(2.56)	$(1.86)	$(2.68)	$(1.07)	$(9.66)

	As of December 31,
	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Cash, cash equivalents and restricted cash	$13,021	$16,690	$30,531	$88,487	$31,392
Short-term investments	106,247	130,860	201,586	—	—
Inventory	8,998	6,414	8,093	11,542	10,652
Property and equipment, net	29,667	32,289	12,710	14,574	9,791
Total assets	178,776	210,680	265,240	123,623	59,723
Debt	123,177	49,624	42,090	26,814	24,307
Total liabilities	189,146	104,204	80,475	54,346	46,033
Convertible preferred stock	—	—	—	240,612	185,199
Total stockholders' (deficit) equity	(10,370)	106,476	184,765	(171,335)	(171,509)

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this report.

Overview

We are a growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our goal is to develop and commercialize non- or minimally-invasive tests to evaluate risk for a wide range of genetic conditions, such as Down syndrome, the results of which can enable early detection, diagnosis and treatment. Our technology has been proven clinically and commercially in the prenatal testing space. We have begun translating this success into the liquid biopsy space, where we are leveraging our core expertise to develop products for oncology diagnostic applications. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of close to 90 laboratory and distribution partners, including many of the largest international laboratories.

Since 2009, we have launched a comprehensive suite of ten products in women’s health and prenatal testing – nine molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio – and our personalized liquid biopsy technology for oncology diagnostic applications, for research use only by oncology researchers and biopharmaceutical companies. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (HCS) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. Our revenues for the years ended December 31, 2017, 2016 and 2015 were  $210.9 million, $217.1 million and $190.4 million, respectively.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of Spectrum Preimplantation Genetic Screening (PGS) in 2009 and Spectrum Preimplantation Genetic Diagnosis (PGD) in 2010; Anora Products of Conception (POC) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screening in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; Constellation in 2015; and Evercord, Vistara, Signatera (RUO) and our new Panorama test offered to screen twin pregnancies for zygosity and chromosomal abnormalities in 2017.

In the year ended December 31, 2017, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our prenatal screening tests; individual patients and families for our Evercord cord blood and tissue service; and research laboratories and pharmaceutical companies for our Signatera (RUO) liquid biopsy technology. We market and sell our prenatal screening tests both through our direct sales force and through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of December 31, 2017, we have in-network contracts with insurance providers that account for approximately 200 million covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory distribution partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through our direct sales force, our laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the year ended December 31, 2017, we processed approximately 515,200 tests, comprised of approximately 486,000 tests accessioned in our laboratory and 29,200 processed through our Constellation software platform, or Constellation units, compared to approximately 447,600 tests processed during the year ended December 31, 2016, comprised of approximately 430,600 tests accessioned and 17,000 Constellation units; and approximately 317,700 tests processed during the year ended December 31, 2015, comprised of approximately 310,600 tests accessioned and 7,100 Constellation units. This increase in volume represents continuous commercial growth of Panorama, both as tests performed in our laboratory as well as through our Constellation software platform, and HCS. We accessioned approximately 343,700 Panorama tests during the year ended December 31, 2017, which represents an increase of approximately 4% over 2016 and an increase of approximately 35% over 2015. We accessioned approximately 124,800 HCS tests during the year ended December 31, 2017, which represents an increase of approximately 54% over 2016 and an increase of approximately 197% over 2015.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force for the year ended December 31, 2017 was 83%, up from 78% and 77% for the years ended December 31, 2016 and 2015, respectively. The percent of our revenues attributable to U.S. laboratory partners for the year ended December 31, 2017 was 6%, down from 12% and 10% for the years ended December 31, 2016 and 2015, respectively. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the years ended December 31, 2017 and 2016 was flat at 11%, down from 13% for the year ended December 31, 2015.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory partners, we also establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests ourselves, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $4.2 million, $3.1 million and $2.2 million in revenues from our licensing arrangements during the years ended December 31, 2017, 2016 and 2015, respectively. The DDC arrangement commenced in the second quarter of 2014. Starting the fourth quarter of 2015, we began entering into other licensing arrangements.

In April 2017, we launched Evercord, a private cord blood and cord tissue processing and storage service. Our U.S. direct sales force sells Evercord to the same OB/GYNs who prescribe and order Panorama and HCS tests, and our own inside sales force offers this product to our existing and past patients who have used our Panorama and HCS tests.

Upon the launch of Evercord, we also entered into an agreement with a cord blood bank to perform processing and testing of cord blood and cord tissue units and to store those units at its facility.

In May 2017, we launched Vistara, an NIPT that screens for single-gene disorders and offered as complement to Panorama. Upon the launch of Vistara, we entered into an agreement with a laboratory partner to collaborate in improving test performance and to launch commercially.

In August 2017, we launched Signatera (RUO), a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies.

In October 2017, we expanded our Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities.

For the year ended December 31, 2017, our revenues decreased to $210.9 million from $217.1 million in the year ended December 31, 2016, but increased from $190.4 million when compared to the year ended December 31, 2015. Panorama revenues accounted for $132.0 million, or 63%, of our revenues for the year ended December 31, 2017; $143.1 million, or 66%, of our revenues for the year ended December 31, 2016; and $139.6 million, or 73%, of our revenues for the year ended December 31, 2015. HCS revenues accounted for $61.7 million, or 29% of our revenues for the year ended December 31, 2017; $58.3 million, or 27%, of our revenues for the year ended December 31, 2016; $32.5 million, or 17% of our revenues for the year ended December 31, 2015. For the years ended December 31, 2017 and 2016, there were no customers exceeding 10% of the total revenue on an individual basis. Bio-Reference represented 1%, 8% and 5% of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively. In January 2017, we terminated our licensing and distribution agreement with Bio-Reference. Revenues from customers outside the United States were $24.1 million, $24.0 million and $25.4 million, representing approximately 11%, 11% and 13%, respectively, of our revenues, for the years ended December 31, 2017, 2016 and 2015, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the years ended December 31, 2017, 2016 and 2015 were $136.3 million, $95.8 million and $70.3 million, respectively. This included non-cash stock compensation expense of $11.4 million, $10.6 million and $7.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $482.2 million.

Components of the Results of Operations

Revenues

We generate revenues from the sale of our genetic tests, primarily from the sale of our Panorama and HCS tests. Our two primary distribution channels are our direct sales force and our laboratory partners. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We do not maintain an accounts receivable balance in our financial statements for outstanding billing to the insurance payers because we cannot determine the collectable portion of the billings until cash is received.

In cases where we sell our tests through our laboratory partners, the majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests, and we are entitled to either a fixed price per test or a percentage of their collections.

Starting the fourth quarter of 2015, we began recognizing licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by our cloud-based distribution model licensees. Starting the second quarter of 2017, we began recognizing revenues from Evercord, for the collection and storage of newborn cord blood and cord tissue units, which consist of: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units (the “processing services”), with revenue for this deliverable recognized after the collection and successful processing of the cord blood and cord tissue units, and (ii) the storage of the cord blood and cord tissue units (the “storage services”).

Sales of Panorama and HCS tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation software platform and Evercord revenues are reported in licensing and other revenues in the statements of operations and comprehensive loss.

Revenue recognized on a cash basis represented 83%, 82% and 85% of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had 23 licensing and service arrangements with laboratories under our cloud-based distribution model. For the year ended December 31, 2017, we recognized revenue from 12 of such arrangements.

To date, we derive our revenues primarily from contracts with insurance carriers, patients, laboratory distribution partners and licensing arrangements. Under the existing revenue guidance, we recognize the majority of our revenues from insurance carriers when cash is received since we could not establish fixed pricing and collectability with them. Effective January 1, 2018, the new revenue guidance, Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, required us to make estimates on the expected consideration by utilizing historical and most current collections information. That means cash basis of accounting would no longer be applied. We expect the estimates for our expected consideration to be updated and subsequently adjusted until fully settled.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular generate sales through our direct sales force, offer additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although some third-party payers have begun to reimburse for this, and we believe that more third-party payers will do so in the future. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions went into effect on January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, either due to reduced reimbursement, or third-party payers declining to reimburse. Any such decline in reimbursement would decrease our revenues.

Our financial performance is also impacted by our increase in in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test decreases accordingly. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing, and we will continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our Constellation, cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues, per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, we expect its associated gross margin to be higher.

Cost of Product Revenues

The components of our cost of product revenues are materials and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical record, order and delivery systems, shipping charges to transport samples, costs incurred from outsourcing our tests to third parties, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with performing tests are recorded when the test is accessioned regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of product revenues as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred by our research and development team to improve and maintain our Constellation software platform, and amortization of Constellation software development costs. Cost of licensing and other revenues also include costs associated with Evercord. Such costs are related to collection kits consumed during the processing of cord blood samples, fees for the processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility.

We currently have agreements with 23 laboratories and are in active discussions with many other potential licensees under this distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin to be higher. While costs associated with our licensing arrangements have become more steady, additional costs associated with Evercord will cause cost of licensing and other revenues to increase.

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense: prototype materials; laboratory supplies; consulting costs; regulatory costs; electronic medical record set up costs; and costs associated with setting up and conducting clinical studies at domestic and international sites and allocated overhead, including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research and development activities related to developing enhanced and new products.

Selling, General and Administrative

Selling, general and administrative expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense; direct marketing expenses; audit and legal expenses; consulting costs; training and medical education activities; payer outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In the near term, we expect general and administrative expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services to become steady, whereas selling and marketing related expenses remain relatively flat.

Interest Expense

Interest expense is attributable to borrowing under our Credit Line and 2017 Term Loan, as well as the amortization of debt discount associated with the 2017 Term Loan.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net is comprised of interest earned on our cash, realized gains and losses on sale of investments, foreign currency remeasurement gains and losses, changes in the fair value of our warrants, and finance charges related to the unused borrowing capacity of our 2017 Term Loan.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included elsewhere in this Annual Report. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We consider the following critical accounting policies to reflect the more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

We consider our services rendered when we deliver reports of our test results. When we have contracted a fixed or determinable price for our services and when collectability of revenues is reasonably assured, we recognize revenues upon delivery of test reports based on the established rate less other adjustments such as reserves for retractions and refunds to arrive at the amount that we expect to collect. For cases in which we do not have a sufficient history of collection and are not able to determine a predictable pattern of payment, we recognize revenues when cash is received. We may not get reimbursed for tests completed if the tests are not covered under the insurance carrier’s reimbursement policies or we are not a qualified provider to the insurance carrier, or if the tests were not previously authorized. From time to time, we receive requests for refunds of payments previously made by insurance carriers. We have established an accrued liability for potential refund requests based on our experience, which is accounted for as reductions in revenues in the statement of operations and comprehensive loss.

In cases where we sell our tests through our laboratory partners, the majority of the laboratory partners bill the patient, clinic, or insurance carrier for the performance of our tests.

For tests sold through a limited number of our laboratory partners, we bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees. We consider our services rendered when we deliver the test results to the laboratory partner, clinic or patient. When we have contracted fixed rates for our services and collectability of our revenues is reasonable assured, we recognize revenues upon delivery of test reports. The fixed fees identified in contracts with laboratory partners change only if a pricing amendment is agreed upon between both parties. For cases in which there is no fixed price established with a laboratory partner, we then recognize revenues from partner distributed tests on a cash basis.

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

We recognize licensing revenues from our cloud-based distribution service offering, Constellation. We grant our licensees licenses to use certain of our proprietary intellectual property and our cloud-based software and provide other services to support the use of our proprietary technology by our licensees. The licensees do not have the right to possess our software, but rather receive the software as a service. Licensing revenues are recognized on an accrual basis (assuming all revenue recognition criteria are met) under the terms of the related agreements and are included in licensing and other revenues in the statements of operations and comprehensive loss.

We recognize revenues from Evercord for the collection and storage of newborn cord and cord tissue units. Deliverables consist of: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units, which are considered delivered at the beginning of the process (the “processing services”), with revenue for this deliverable recognized after the collection and completion of processing of the cord blood and cord tissue units, and (ii) the storage of the cord blood and cord tissue units (the “storage services”), for either an annual fee or a prepayment covering an extended period or the lifetime of the newborn donor, with revenue for this deliverable recognized ratably over the applicable storage period. We bundle our processing services together with the first year of storage, and each of them has its own standalone value to customers, and therefore, represents a separate deliverable. The selling price for the processing services and the storage services are estimated based on the best estimate of selling price because we do not have vendor-specific objective evidence or third-party evidence of selling price for these elements. Evercord revenues are reported in licensing and other revenues in the statements of operations and comprehensive loss.

We have elected to adopt ASC 606 effective January 1, 2018. ASC 606 requires revenues to be recognized on an accrual basis. In cases where we are not able to establish fixed or determinable price, ASC 606 requires estimates to be made on the expected consideration from our arrangements. Such estimates are determined based on our knowledge of collections made from prior test deliveries, and we expect to update and adjust such estimates in subsequent periods until they are fully settled.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected tax consequences of our future financial and operating activities. Under ASC 740, we determine deferred tax assets and liabilities based on the temporary difference between the financial statement and tax bases of assets and liabilities using the tax rates in effect for the year in which we expect such differences to reverse.  If we determine that it is more likely than not that we will not generate sufficient taxable income to realize the value of some or all of our deferred tax assets (net of our deferred tax liabilities), we establish a valuation allowance offsetting the amount we do not expect to realize.  We perform this analysis each reporting period and reduce our measurement of deferred taxes, if the likelihood we will realize them becomes uncertain.

We also account for uncertain tax positions in accordance with ASC 740, which requires us to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained upon review by federal or state examiners. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Our policy is to report interest and penalties related to unrecognized tax benefits as income tax expenses.

On December 22, 2017, President Donald Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act introduced a broad range of tax reform measures that significantly change the federal income tax regime. Among other things, the Tax Act reduces the corporate income tax rate from 34% to 21% effective for tax years including or commencing on January 1, 2018, repeals corporate alternative minimum tax, limits various business deductions, modifies the maximum deduction of net operating loss with no carryback but indefinite carryforward provision, expands the deduction limit applicable to compensation paid to top executives of publicly traded companies, and includes various international tax related provisions. In accordance with ASC 740, the companies are required to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions of Tax Act is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.

Given the significance of the legislation, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period”. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. Refer to Note 10, Income Taxes in our audited financial statements for further details.

Stock-Based Compensation

We have included stock-based compensation as part of our cost of revenues and our operating expenses in our statements of operations as follows:

	Year ended December 31,
	2017			2016			2015
	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$544	$—	$544	$651	$(10)	$641	$351	$241	$592
Research and development	3,214	—	3,214	2,829	24	2,853	1,566	9	1,575
Selling, general and administrative	7,644	—	7,644	6,837	270	7,107	4,993	166	5,159
Total	$11,402	$—	$11,402	$10,317	$284	$10,601	6,910	$416	$7,326

Stock-based compensation related to stock options granted to our employees and non-employees is measured at the grant date based on the fair value of the award, which is determined by the Black-Scholes option-pricing model. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. No compensation cost is recognized on stock options for employees and non-employees who do not render the requisite service and therefore forfeit their rights to the stock options. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our statements of operations during the period that the related services are rendered.

Pursuant to our stock option agreements with certain option holders, we had the right to repurchase up to 1.3 million unvested shares from their awards. Effective in the year ended December 31, 2015, pursuant to agreements with our option holders, we changed the estimated expiration of our repurchase right for these 1.3 million unvested shares outstanding that are subject to repurchase right held by us through the 210 days after the date of the prospectus filed in connection with our initial public offering. Accordingly, the unrecognized compensation expense was being accelerated over a shorter performance period through January 2016. As a result of this acceleration, we recorded an additional $1.3 million in stock-based compensation expense during the year ended December 31, 2015.

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

For the year ended December 31, 2017, we recorded asset impairment charges totaling $0.6 million in cost of product revenues. The charges were recorded after we fully decommissioned certain sequencing and automation equipment in January 2017. For the years ended December 31, 2016 and 2015, we performed an impairment analysis on a number of sequencing and automation equipment, and their service lives were accelerated as we determined that they were significantly shorter than we had initially expected. We recorded an asset impairment charge of $2.1 million and $1.6 million during the years ended December 31, 2016 and 2015, respectively.

Results of operations

Comparison of the years ended December 31, 2017, 2016 and 2015

	Year Ended
	December 31,			Changes
	2017	2016	2015	2017 - 2016		2016 - 2015
	(in thousands)			Amount	Perecent	Amount	Perecent
Revenues:
Product revenues	$205,489	$213,968	$188,168	$(8,479)	(4.0)%	$25,800	13.7%
Licensing and other revenues	5,450	3,106	2,187	2,344	75.5	919	42.0
Total revenues	210,939	217,074	190,355	(6,135)	(2.8)	26,719	14.0
Cost and expenses:
Cost of product revenues	135,508	134,494	112,845	1,014	0.8	21,649	19.2
Cost of licensing and other revenues	4,088	1,080	—	3,008	278.5	1,080	nm
Research and development	50,064	41,862	27,711	8,202	19.6	14,151	51.1
Selling, general and administrative	155,306	136,126	109,637	19,180	14.1	26,489	24.2
Total cost and expenses	344,966	313,562	250,193	31,404	10.0	63,369	25.3
Loss from operations	(134,027)	(96,488)	(59,838)	(37,539)	38.9	(36,650)	61.2
Interest expense	(4,213)	(533)	(3,505)	(3,680)	690.4	2,972	(84.8)
Interest benefit from changes in the fair value of long-term debt	—	—	964	—	nm	(964)	(100.0)
Interest and other income (expense), net	2,380	1,398	(7,896)	982	70.2	9,294	(117.7)
Loss before income taxes	(135,860)	(95,623)	(70,275)	(40,237)	42.1	(25,348)	36.1
Income tax expense	(454)	(142)	—	(312)	219.7	(142)	nm
Net loss	$(136,314)	$(95,765)	$(70,275)	$(40,549)	42.3%	$(25,490)	36.3%

nm – not meaningful

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include licensing of our Constellation software to our licensees and revenues from our new Evercord business. During the year ended December 31, 2017, total revenues decreased by $6.1 million, or 2.8%, when compared to the year ended December 31, 2016.  We experienced a net decrease in product revenues of $8.5 million, or 4.0%, which was the combined effect of decreases of $11.3 million and $0.6 million in Panorama and other product revenues, respectively, and an increase in HCS revenues of $3.4 million. From a volume perspective, the number of Panorama tests accessioned grew when compared to the prior year, however,  we recognized lower revenues of approximately $15.4 million for Panorama, which included approximately $4.0 million of delayed claims submissions to insurance payers as a result of a change in prior authorization requirements during the fourth quarter of 2017, and also due to the combined effect of a  lower average selling price collected from our in-network payers, reduced reimbursement for our microdeletions screening, and, to a smaller extent, our termination of a distribution agreement earlier in the year. These were offset by $4.1 million of Panorama revenues recognized with the release of certain amounts previously held in reserves from third-party payers. Our HCS test volumes increased in the year ended December 31, 2017, resulting in a corresponding increase in revenues from that test by $2.6 million. Additionally, we recognized $0.8 million of HCS revenues from the release of certain amounts previously held in reserves from third-party payers. As for other product revenues, the decrease was primarily attributable to lower average selling prices collected per test.

Licensing and other revenues increased by $2.3 million, or 75.5%, in the year ended December 31, 2017 when compared to the year ended December 31, 2016, due to the additional revenues of $1.7 million from our Constellation software licensing arrangements with our licensees and the associated IVD kits, and $0.6 million of revenues recognized from Evercord.

Revenues increased by $26.7 million, or 14%, in the year ended December 31, 2016 from the year ended December 31, 2015. This was primarily due to the increase in volume of tests performed during the year. Approximately 77% of our revenues during the year ended December 31, 2016 were derived from test volumes accessioned in the year ended December 31, 2016; the balance of our revenues was derived from tests accessioned in prior years. Revenue from our HCS test increased by $25.8 million as the number of tests accessioned increased 92% during the year ended December 31, 2016, compared to the prior year. Panorama revenue increased by $3.5 million due to increased volumes; however, the growth in volumes was impacted by the lower average selling price per test paid by insurance carriers with whom we transitioned from out-of-network to in-network. As mentioned elsewhere in this Annual Report, our business strategy has been to increase our in-network coverage with third-party payers, which helps to provide stability and predictability in reimbursement collections; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers with which we have contracted have negative coverage determinations for some of our offerings. As a result, going in-network has had a negative impact on our revenues, and this trend may continue if we are unable to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Other product revenues decreased by approximately $3.5 million during the year ended December 31, 2016 compared to the prior year primarily due to the combined result of lower test volumes and lower average selling price charged per test. Licensing and other revenues increased by $0.9 million during the year ended December 31, 2016 compared to the prior year as the number of Constellation licensees commercializing NIPT products increased.

During the year ended December 31, 2017, we processed approximately 515,200 tests, comprised of approximately 486,000 tests accessioned in our laboratory and 29,200 Constellation units. We accessioned approximately 343,700 Panorama tests and 124,800 HCS tests during this period. We recognized revenues on approximately 268,800 tests, including approximately 196,100 Panorama tests and 65,000 HCS tests, in the year ended December 31, 2017. Eighty percent of the 268,800 tests, including 81% of the 196,100 Panorama tests and 78% of the 65,000 HCS tests, were accessioned within the same period, and the remainder were accessioned in prior periods. During the year ended December 31, 2016, we processed over 447,600 tests, comprised of approximately 430,600 tests accessioned in our laboratory and 17,000 Constellation units. We accessioned approximately 332,000 Panorama tests and 81,000 HCS tests during this period. We recognized revenue on approximately 220,400 tests, including approximately 180,800 Panorama tests and greater than 32,600 HCS tests, in the year ended December 31, 2016. Eighty-three percent of the 220,400 tests, including 84% of the 180,800 Panorama tests and 81% of the 32,600 HCS tests were accessioned within the same period and the remainder were accessioned in prior periods. During the year ended December 31, 2015, we processed approximately 317,700 tests, comprised of approximately 310,600 tests accessioned and 7,100 Constellation units. We accessioned approximately 254,700 Panorama tests and 42,100 HCS tests during this period. We recognized revenue on approximately 138,200 tests, including approximately 119,000 Panorama tests and approximately 12,700 HCS tests, in the year ended December 31, 2015. Eighty-four percent of the 138,200 tests, including 85% of the 119,000 Panorama tests and 75% of the 12,700 HCS tests were accessioned within the same period and the remainder were accessioned in prior periods.

The percentage of revenue recognized from tests accessioned within the same year for the years ended December 31, 2017, 2016 and 2015 was 78%, 83%, and 84%, respectively.

Revenues from customers outside the United States were $24.1 million, $24.0 million and $25.4 million for the year ended December 31, 2017, 2016 and 2015, respectively.

Cost of product revenues

Cost of product revenues increased by $1.0 million, or 0.8%, in the year ended December 31, 2017 compared to the year ended December 31, 2016 due to $15.7 million of additional costs incurred in connection with the increased volume of HCS tests accessioned and higher freight charges of $1.3 million associated with overall volume increase in the year ended December 31, 2017, offset by cost savings of $9.6 million resulting from our transition to Version 3 of Panorama, lower overhead of $3.1 million, and lower material costs of $0.3 million related to other products. Further, we benefitted from a decrease of $1.6 million due to lower inventory reserves recorded in the current period, and a decrease of $1.4 million in asset impairment charges after we fully decommissioned our previous generation of sequencing and automation equipment in January 2017. As a percentage of product revenues, cost of product revenues was 66.0% for the year ended December 31, 2017 compared to 62.9% in the prior year, which was the result of the additional costs incurred due to the higher volume of HCS tests accessioned.

Cost of product revenues increased by $21.6 million, or 19.2%, in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in the volume of tests performed in the year, combined with an increase in material and other related costs of $10.0 million, which are directly related to the continuing growth in Panorama and HCS tests performed and additional costs incurred due to increased HCS volumes in the year ended December 31, 2016. The increase is also attributed to higher payroll and related expenses of $1.3 million, outside service costs of $1.0 million, cost to operate our laboratory and perform testing of $0.8 million, as well as facility related expenses and overhead of $3.9 million. As a percentage of product revenues, cost of product revenues were 62.9% for the year ended December 31, 2016 compared to 60.0% for the year ended December 31, 2015. We experienced higher cost of product revenues as a percentage of our revenues because we increased our volume of Panorama tests performed for average risk patients, which is not yet broadly reimbursed; these costs were offset in part by improvements in our processes that allowed us to streamline our laboratory workflows and realize other laboratory-related efficiencies.

The increase in cost of product revenues in the year ended December 31, 2016 also included total asset impairment charges of $1.9 million following our impairment analysis on certain sequencing and automation equipment whose service lives were determined to be significantly shorter than initially expected. Additionally, we wrote off the reminder of the maintenance service contract associated with the equipment described above. We expected such equipment to phase out in the first quarter of 2017 as we began our transition to the next generation of sequencing and automation equipment to streamline our production workflows. Further, we recorded a $2.1 million write down of inventory that we determined as obsolete in connection with our impairment analysis of the automation and sequencing equipment described above.

During the year ended December 31, 2015, we recorded an asset impairment charge of $1.0 million in cost of product revenues against a specific group of machinery and equipment that we no longer used because we outsourced the related processes to third parties. The impairment charge was recorded to reflect reductions in the estimated realizable value of the machinery and equipment upon its sale in the secondary market. We sold some of the impaired machinery and equipment during the fourth quarter of 2015 for $0.5 million and classified the remaining impaired machinery and equipment as held for sale at an estimated realizable value of $0.2 million.

Cost of licensing and other revenues

Cost of licensing and other revenues increased by $3.0 million, or 278.5%, in the year ended December 31, 2017 compared to the prior year as the number of licensees under our Constellation cloud-based distribution model increased, and as we continued to improve and maintain our Constellation software platform. Costs allocated to Constellation software platform increased approximately $1.3 million, of which $0.8 million was related to engineering and maintenance of our software platform, and $0.5 million was related to the amortization of the Constellation software development and other related material costs. Costs of licensing and other revenues also included $1.7 million in costs associated with Evercord, which we launched in April 2017. Such costs were related to materials consumed in connection with the collection and processing of cord blood samples, fees paid to our partner and medical doctors for sample processing and storage services, and freight charged to transport the samples to the storage facility.

Cost of licensing and other revenues increased $1.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the commercial launch of our Constellation cloud-based platform in the fourth quarter of 2015 and the engineering costs incurred to improve and maintain the software platform.

Research and development

Research and development expenses increased by $8.2 million, or 19.6%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily attributable to higher salaries and benefit costs of $2.7 million as a result of our annual merit adjustments, higher costs of employee benefits and average headcount growth, facilities-related costs and office expenses of $1.9 million associated with higher repairs and maintenance expenses, and the expansion of our lease premises, along with higher allocation of rent and property management fees for our headquarters in San Carlos, California. Expenses associated with clinical trials and research and related laboratory supplies increased by $3.3 million related to our existing and newly launched products, including the launch of our Signatera (RUO) liquid biopsy offering in August 2017. Depreciation and overhead increased by $1.1 million as a result of testing and validation work performed on our HCS automation equipment. These were offset by a decrease in outside services of $0.8 million following the completion of certain research projects.

Research and development expenses increased by $14.2 million, or 51.1%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily the result of higher salaries and related expenses of $8.7 million associated with headcount growth and implementation of our 2015 Employee Stock Purchase Plan, or ESPP, offered to our employees, $3.1 million of outside service costs related to the processing of our Horizon carrier screening tests, $1.9 million of facilities and other office related expenses, and $1.3 million of expenses incurred by clinical studies and trials, offset by a $1.1 million decrease in operations costs due to reduced usage of our automation and sequencing equipment in production.

Selling, general and administrative

Selling, general and administrative expenses increased by $19.2 million, or 14.1%, in the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to a $11.4 million settlement accrued for reimbursement related claims, as further discussed in Note 6 of our Notes to Consolidated Financial Statements, higher salaries and employee benefit costs of $8.5 million associated with headcount growth, annual merit salary adjustments, higher health insurance premiums charged, and higher stock-based compensation expense. Outside services increased by $0.5 million primarily due to fees paid to consultants hired for technical accounting projects and internal controls assessment, and audit and related fees incurred by our annual audit, quarterly reviews and corporate tax related work. Additionally, facilities, office and other corporate related expenses increased $1.5 million primarily attributable to higher spending on supplies and software subscription, higher depreciation resulting from leasehold improvements made in our Austin, Texas location, and higher rent and property management fees charged for our headquarters in San Carlos, California. These were offset by a $2.7 million decrease in selling and marketing related expenses as we scaled back on speaker conferences, public relations and promotional events.

Selling, general and administrative expenses increased by $26.5 million, or 24.2%, in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily attributable to a 21% headcount growth and infrastructure implementation as we transitioned to a public company in July 2015, resulting in $10.1 million in increased salaries and related expenses, and stock-based compensation expense in connection with the implementation of our ESPP offered to our employees. Outside service costs increased by a total of $5.7 million, of which $3.5 million was related to consulting and market research performed for our current and future product offerings, and $2.2 million was related to contractors hired for our insurance billing and accounting functions, and legal fees relating to transitioning to a public company. Marketing and travel expenses increased by $2.9 million due to an increase in our participation in marketing events, speaker conferences and marketing promotions to our laboratory partners, and sales commissions increased by $0.9 million resulting from increased product sales. Facilities and other office related expenses increased by $5.1 million primarily due to the transition of our insurance billing operation to our Austin, Texas location and facility improvements and expansion of our leased premises in our California location to accommodate our growth in headcount. Other corporate expenses increased by $1.6 million due to increased business insurance costs, increased bank service charges, and tax and license fees.

The increase in selling, general and administrative expenses also included an asset impairment charge of $0.2 million for the year ended December 31, 2016. The impairment charge was recorded to write off the carrying value of a piece of equipment that was not actively used in production based on our assessment.

Interest expense

Interest expense increased by $3.7 million, or 690.4%, in the year ended December 31, 2017 compared to the prior year.  The increase was the combined result of $3.2 million of interest incurred and debt discount amortized in connection with our 2017 Term Loan and $0.5 million of interest charged at the variable interest rate on our Credit Line, which was higher in the year ended December 31, 2017.

Interest expense decreased by $3.0 million, or 84.8%, in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to our repayment in full in October 2015 of a higher interest rate senior secured term loan. See “Liquidity and Capital Resources—Senior Secured Term Loan”.

Interest benefit from changes in the fair value of long-term debt

Interest benefit from changes in the fair value of long-term debt decreased by $1.0 million, or 100.0%, in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to our repayment in full of a senior secured loan in October 2015.

Interest and other (expense) income, net

Interest and other income, net was $2.4 million in the year ended December 31, 2017, compared to interest and other income of $1.4 in the prior year, which represented an increase of $1.0 million. The increase was primarily due to a $1.3 million increase in the fair value of our warrant liability, and a decrease in interest income and other expenses of approximately $0.3 million primarily attributable to a reduction of our investment portfolio.

Interest and other income, net increased by $9.3 million, or 117.7%, in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the elimination of $7.3 million of debt extinguishment expenses resulting from the repayment of our senior secured term loan in October 2015, a $1.3 million increase in the fair value of our warrant obligation and a $1.3 million increase in interest income earned on investments, offset by $0.6 million increase in other expenses from the previous year.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the years ended December 31, 2017, 2016 and 2015, we had net losses of $136.3 million, $95.8 million and $70.3 million, respectively, and we expect to incur additional losses in the future as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts of our existing and new products. As of December 31, 2017 and 2016, we had $12.6 million and $15.3 million of cash and cash equivalents, $0.4 million and $1.4 million of restricted cash, $106.2 million and $130.9 million of investments, and an accumulated deficit of $482.2 million and $345.9 million, respectively.

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

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. In October 2015, we borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Credit Agreement with ROS Acquisition LP (“ROS”). The Credit Line currently bears interest at one-month LIBOR plus 1.10%. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time.

In November 2015, we borrowed an additional $10.0 million from the Credit Line for working capital purposes, which increased the total principal amount outstanding to $42.0 million. In June 2016, we borrowed an additional $8.0 million from the Credit Line and repaid $1.0 million, thereby resulting the total principal amount outstanding to $49.0 million. As of December 31, 2017, interest accrued was $1.1 million, and the total principal amount outstanding including interest was $50.1 million.

2017 Term Loan

In August 2017, we entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, we borrowed $75.0 million, with the remaining $25.0 million available to borrow at our option at any time through December 31, 2018, subject to standard conditions. The amounts borrowed under the 2017 Term Loan will primarily be used for general corporate purposes and to fund and support our business and operations. Interest accrues on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an 84 month term and will mature in August 2024. We are required to make interest payments on a quarterly basis, with repayment of the full outstanding balance on the maturity date. Our obligations under the 2017 Term Loan are secured by substantially all of our assets, including our intellectual property, subject to certain customary exceptions. For the year ended December 31, 2017, total interest expense was $3.2 million, of which $0.1 million was the amortization of debt discount. As of December 31, 2017, no repayment of principal was made.

Cash Flows

Our primary uses of cash are to fund our operations as we continue to grow our business, and we expect to incur additional losses in the future. We expect that our research and development costs will increase as we continue to improve and maintain our Constellation software platform, administer clinical trials, improve our existing products and develop and commercialize new products. In the term near term, we also expect our general and administrative expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services to begin generating at a more steady rate, while selling and marketing related expenses to remain relatively flat. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We may elect to finance our operations by selling additional equity securities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and significantly scale back our business and operations. In addition, our 2017 Term Loan contains restrictive covenants that could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on this debt.

On March 10, 2018, we entered into a Distribution Agreement with Qiagen to develop, manufacture, distribute and commercialize NGS-based genetic testing assays for clinical use based on our proprietary Panorama NIPT technology.

According to the agreement, we will receive a total of $40.0 million before March 31, 2018. Additionally, we are entitled to potential milestone payments totaling $10.0 million from Qiagen upon the achievement of certain volume, regulatory and commercial milestones. The Distribution Agreement has a term of 10 years and expires in March 2028.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after March 15, 2018.

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Cash used in operating activities	$(96,792)	$(73,902)	$(37,832)
Cash provided by (used in) investing activities	13,784	47,027	(210,679)
Cash provided by financing activities	80,372	13,184	190,282
Net decrease in cash	(2,636)	(13,691)	(58,229)
Cash at beginning of year	15,256	28,947	87,176
Cash at end of year	$12,620	$15,256	$28,947

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $96.8 million. A net loss of $136.3 million included $20.2 million in non-cash benefits resulting from $11.4 million of stock based compensation expense, $7.1 million of depreciation and amortization, $0.9 million of premium amortization and discount accretion on investment securities, $0.6 million of asset impairment charges recorded following the final decommissioning of our previous generation of sequencing and automation equipment, $0.6 million of interest accrued on our Credit Line and amortization of debt discount in connection with our 2017 Term Loan, $0.5 million of inventory excess adjustments, $0.2 million of provision of doubtful accounts and other non-cash items, and a remeasurement gain of $1.1 million on the change in the fair value of our warrants. Operating assets generated cash inflows of $2.0 million primarily due to a $5.0 million decrease in accounts receivable, a $1.6 million decrease in restricted cash and other assets, offset by increases in inventory and prepaid and other current assets of $3.1 million and $1.5 million, respectively. Operating liabilities generated cash inflows of $17.3 million due to an increase of $14.9 million in other accrued liabilities, which included a settlement accrued for reimbursement-related claims, an increase of $2.3 million in deferred revenue and deferred rent, net of current portion, a $1.3 million increase in other long-term liabilities related to the noncurrent portion of the accrued reimbursement-related claims described above, an increase in accounts payable of $0.2 million, offset by a decrease in accrued compensation of $1.4 million.

Cash used in operating activities for the year ended December 31, 2016 was $73.9 million. A net loss of $95.8 million was the primary use of our cash, which included a number of noncash items such as stock compensation expense of $10.6 million, depreciation and amortization of $6.2 million, an impairment charge of $2.1 million recorded as a result of our plan to phase out certain sequencing and automation equipment significantly earlier than their previously estimated service lives, a write down on obsolete inventory of $2.1 million, premium amortization on investment securities of $1.4 million, provision of doubtful accounts of $1.0 million, and other noncash items of $0.5 million. Net operating assets increased by $13.7 million, primarily due to increases in accounts receivable of $8.5 million, other assets of $2.8 million, prepaid expenses and other current assets of $2.1 million and inventory of $0.4 million, offset by a decrease in restricted cash of $0.1 million. Operating liabilities increased $11.6 million, which was the result of an increase in other accrued liabilities of $7.4 million, an increase in accrued compensation of $2.5 million, an increase in accounts payable of $1.3 million, and a $0.4 million increase in deferred revenue.

Cash used in operating activities for the year ended December 31, 2015 was $37.8 million. A net loss of $70.3 million reflects, cash charges of $7.3 million, non‑cash charges of $5.5 million in depreciation and amortization, $7.3 million of stock compensation expense and a $0.5 million charge from the change in the value of long‑term debt and warrants, $1.6 million impairment on assets, and other non‑cash charges of $0.9 million. Operating assets increased by

$2.6 million, primarily due to an increase in prepaid assets and other current assets of $3.8 million, an increase in accounts receivable of $0.5 million, and an increase in other assets and restricted cash of $1.3 million, offset by a decrease in inventory of $2.9 million. Operating liabilities increased by $12.0 million primarily driven by increases in accounts payable of $1.4 million, accrued compensation of $2.6 million, and other accrued liabilities of $8.0 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 totaled $13.8 million, which was comprised of $296.5 million in proceeds resulting from sales and maturities of investments, offset by $272.8 million of purchases of investments, and $9.9 million in purchases of property and equipment primarily related to the transition to our next generation sequencing and automation technology, purchases of computer equipment, and costs capitalized for the development of our patient portal.

Cash provided by investing activities for the year ended December 31, 2016 totaled $47.0 million, which was comprised of $123.7 million in proceeds resulting from sales and maturities of investments, offset by $53.5 million of purchases of investments, and acquisitions of property and equipment of $23.2 million. Acquisitions of property and equipment were primarily related to the build out of our Austin, Texas facility, leasehold improvements completed for the expansion of our headquarters in San Carlos, California, and purchases of computer hardware and software.

Cash used in investing activities for the year ended December 31, 2015 was $210.7 million and was primarily related to purchases of $203.3 million of investments and the acquisition of $7.9 million of property and equipment, offset by proceeds from the sale of $0.5 million of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 totaled $80.4 million, which consisted of $75.0 million in borrowings from our 2017 Term Loan we entered into in August 2017, along with payment of debt issuance cost of $0.3 million, and $5.7 million of proceeds from exercise of stock options and employee stock purchase plan.

Cash provided by financing activities for the year ended December 31, 2016 totaled $13.2 million consisting of a net $7.0 million in short term borrowings under our Credit Line and $6.2 million of proceeds from exercise of stock options and employee stock purchase plan.

Cash provided by financing activities for the year ended December 31, 2015 totaled $190.3 million consisting primarily of $181.3 million in proceeds from issuance of common stock and exercise of stock options, proceeds from short-term debt of $42.0 million, and proceeds from collection of officer receivable of $0.2 million, which were offset by debt extinguishment of $7.3 million, and $25.9 million in full repayments of a senior secured term loan and an equipment financing facility.

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Line and the 2017 Term Loan.

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$58,066	$8,034	$17,222	$18,073	$14,737
Short-term debt(1)	49,000	49,000	—	—	—
Interest on short-term debt(2)	1,112	1,112	—	—	—
Long-term debt(3)	75,000	—	—	—	75,000
Inventory purchase obligations(4)	12,810	12,810	—	—	—
Contractual obligations(5)	3,113	2,113	1,000	—	—
Total	$199,101	$73,069	$18,222	$18,073	$89,737

(1)	Represents proceeds drawn from our Credit Line.

(2)	Represents our accrued interest on our Credit Line.

(3)	Represents proceeds from our 2017 Term Loan, which will mature in August 2024.

(4)

Represents material open inventory purchase orders in the aggregate with suppliers, including non-cancelable commitments with Illumina, Inc. for $5.1 million for inventory material used in the laboratory testing process within the next 12 months.

(5)

Represents $1.1 million non-cancelable contractual commitments with a vendor for biological sample processing and storage for the next 12 months, and $2.0 million of remaining commitments of a non-cancelable license agreement with a vendor until December 31, 2019.

Operating Lease Obligations

As of December 31, 2017, we lease office facilities under non‑cancelable operating lease agreements. We currently occupy approximately 113,000 square feet of laboratory and office space at our San Carlos, California corporate headquarters pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $319,095. The Second Space covers approximately 25,000 square feet at a base rent of $97,431 per month. The term of this lease is approximately 84 months and expires in October 2023.

In October 2016, we entered into a sublease for additional office space in Redwood City, California that covers approximately 13,000 square feet. The lease term of the additional space began in November 2016 and carries a monthly base rent of $49,140, subject to an annual increase of 3%. The term of this sublease is approximately 28 months and expires in February 2019.

In April 2015, we entered into a sublease agreement for additional office space in Redwood City, California. The additional carried a base rent of $0.1 million per month. The lease period began in June 2015 and terminated in August 2016 with no option to extend the lease. In addition, we paid a security deposit of $0.1 million.

In September 2015, our subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly rent payments beginning in December 2016 and increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, our subsidiary paid a security deposit of $0.4 million, and the landlord allotted the subsidiary a refundable allowance for leasehold improvements of up to $7.8 million. As of December 31, 2017, the full amount of the allowance has been reimbursed by the landlord.

Inventory Purchase Obligations

As of December 31, 2017, we have non‑cancelable contractual commitments with Illumina, Inc. and other material suppliers for approximately $5.1 million and $7.7 million, respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations within the next 12 months.

Contractual Obligations

As of December 31, 2017, we have non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $1.1 million for the next 12 months, and a non-cancelable license agreement with a vendor for approximately $2.0 million through December 31, 2019.

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

ITEM 7A:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by approximately $1.3 million based on our $125.1 million debt outstanding, including principal and accrued interest as of December 31, 2017. We expect our annual interest expense to increase as a result of our 2017 Term Loan.

Our investment portfolio is also exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the borrowing rate of 100 basis points would increase our annual interest income by approximately $1.1 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of December 31, 2017.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATERA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natera, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012

San Francisco, California

March 15, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Consolidated Balance Sheets

(In thousands, except par value per share amount)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$12,620	$15,256
Restricted cash, current portion	59	1,092
Short-term investments	106,247	130,860
Accounts receivable, net of allowance of $2,000 in 2017 and $1,890 in 2016	8,252	13,396
Inventory	8,998	6,414
Prepaid expenses and other current assets	8,612	7,097
Total current assets	144,788	174,115
Property and equipment, net	29,667	32,289
Restricted cash, long term portion	342	342
Other assets	3,979	3,934
Total assets	$178,776	$210,680
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,529	$11,479
Accrued compensation	9,599	11,067
Other accrued liabilities	33,207	19,879
Deferred revenue	1,420	574
Short-term debt financing	50,112	49,624
Warrants	2,644	3,792
Total current liabilities	105,511	96,415
Long-term debt financing	73,065	—
Deferred rent, net of current portion	9,241	7,789
Other long-term liabilities	1,329	—
Total liabilities	189,146	104,204
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 50,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.0001 par value: 750,000 shares authorized at December 31, 2017 and 2016, respectively; 54,040 and 52,665 shares issued and outstanding at December 31, 2017 and 2016, respectively	6	5
Additional paid in capital	472,552	453,044
Accumulated deficit	(482,162)	(345,848)
Accumulated other comprehensive loss	(766)	(725)
Total stockholders’ (deficit) equity	(10,370)	106,476
Total liabilities and stockholders’ equity (deficit)	$178,776	$210,680

See accompanying notes.

Natera, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues
Product revenues	$205,489	$213,968	$188,168
Licensing and other revenues	5,450	3,106	2,187
Total revenues	210,939	217,074	190,355
Cost and expenses
Cost of product revenues	135,508	134,494	112,845
Cost of licensing and other revenues	4,088	1,080	—
Research and development	50,064	41,862	27,711
Selling, general and administrative	155,306	136,126	109,637
Total cost and expenses	344,966	313,562	250,193
Loss income from operations	(134,027)	(96,488)	(59,838)
Interest expense	(4,213)	(533)	(3,505)
Interest benefit from changes in the fair value of long term debt	—	—	964
Interest and other income (expense), net	2,380	1,398	(7,896)
Loss before income taxes	(135,860)	(95,623)	(70,275)
Income tax expense	(454)	(142)	—
Net loss	$(136,314)	$(95,765)	$(70,275)
Unrealized (loss) gain on available-for-sale securities, net of tax	(41)	691	(1,416)
Comprehensive loss	$(136,355)	$(95,074)	$(71,691)

Net loss per share (Note 13):
Basic	$(2.56)	$(1.86)	$(2.68)
Diluted	$(2.56)	$(1.86)	$(2.68)

Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	53,312	51,576	26,204
Diluted	53,604	51,576	26,204

See accompanying notes.

Natera, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

 (In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Capital	from Officers	Loss	Deficit	(Deficit)
Balance as of December 31, 2014	31,397	$240,612	6,879	$1	$8,664	$(192)	$—	$(179,808)	$(171,335)
Issuance of common stock upon exercise of stock options	—	—	1,170	—	1,258	—	—	—	1,258
Stock-based compensation	—	—	—	—	7,326	—	—	—	7,326
Issuance costs of Series F convertible preferred stock	—	(27)	—	—	—	—	—	—	—
Officer loan receivable repayment	—	—	—	—	—	192	—	—	192
Issuance of common stock in connection with the initial public offering	—	—	10,900	1	182,465	—	—	—	182,466
Issuance costs of initial public offering	—	—	—	—	(4,036)	—	—	—	(4,036)
Conversion of all preferred stock into common stock upon completion of the initial public offering	(31,397)	(240,585)	31,397	3	240,582	—	—	—	240,585
Unrealized (loss) on available-for sale securities	—	—	—	—	—	—	(1,416)	—	(1,416)
Net loss	—	—	—	—	—	—	—	(70,275)	(70,275)
Balance as of December 31, 2015	—	—	50,346	5	436,259	—	(1,416)	(250,083)	184,765
Issuance of common stock upon exercise of stock options	—	—	1,913	—	3,595	—	—	—	3,595
Issuance of common stock under employee stock purchase plan	—	—	341	—	2,589	—	—	—	2,589
Vesting of restricted stock units	—	—	65	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,601	—	—	—	10,601
Unrealized gain on available-for sale securities	—	—	—	—	—	—	691	—	691
Net loss	—	—	—	—	—	—	—	(95,765)	(95,765)
Balance as of December 31, 2016	—	—	52,665	5	453,044	—	(725)	(345,848)	106,476
Issuance of common stock upon exercise of stock options	—	—	565	1	2,314	—	—	—	2,315
Issuance of common stock under employee stock purchase plan	—	—	446	—	3,344	—	—	—	3,344
Issuance of common stock in exchange for commitment to provide debt financing	—	—	300	—	2,448	—	—	—	2,448
Vesting of restricted stock	—	—	64	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,402	—	—	—	11,402
Unrealized loss on available-for sale securities	—	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	—	(136,314)	(136,314)
Balance as of December 31, 2017	—	$—	54,040	$6	$472,552	$—	$(766)	$(482,162)	$(10,370)

See accompanying notes.

Natera, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(136,314)	$(95,765)	$(70,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,143	6,176	5,535
Impairment of assets	576	2,138	1,557
Stock-based compensation	11,402	10,601	7,326
Inventory excess adjustments	502	2,110	—
Provision for doubtful accounts	143	984	529
Premium amortization and discount accretion on investment securities	857	1,445	288
Loss (gain) realized on investment securities	64	(191)	—
Loss (gain) on sales of property and equipment	12	—	(2)
(Gain) loss from changes in fair value of warrants	(1,148)	143	1,481
Interest accrued for borrowings	488	533	—
Amortization of debt discount	154	—	28
Gain from change in fair value of long-term debt	—	—	(964)
Loss on debt extinguishment	—	—	7,313
Changes in operating assets and liabilities:
Accounts receivable	5,001	(8,518)	(450)
Inventory	(3,086)	(431)	2,929
Prepaid expenses and other current assets	(1,515)	(2,077)	(3,797)
Restricted cash	1,033	150	(273)
Other assets	600	(2,812)	(1,041)
Accounts payable	217	1,256	1,354
Accrued compensation	(1,467)	2,515	2,572
Other accrued liabilities	14,919	(378)	8,026
Deferred revenue	846	430	32
Deferred rent, net of current portion	1,452	7,789	—
Other long-term liabilities	1,329	—	—
Net cash used in operating activities	(96,792)	(73,902)	(37,832)

Investing activities:
Purchases of investments	(272,819)	(53,522)	(203,290)
Proceeds from sale of investments	65,270	59,185	—
Proceeds from maturity of investments	231,200	64,500	—
Proceeds from sale of property and equipment	—	—	463
Purchases of property and equipment, net	(9,867)	(23,136)	(7,852)
Net cash provided by (used in) investing activities	13,784	47,027	(210,679)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	180,001
Proceeds from exercise of stock options	2,315	3,595	1,258
Proceeds from issuance of common stock under employee stock purchase plan	3,344	2,589	—
Proceeds from short-term financing	—	—	42,000
Borrowings under long-term debt facility	75,000	—	—
Payment for debt issuance costs on long-term debt facility	(287)	—	—
Borrowings under credit facility	—	8,000	—
Repayment under credit facility	—	(1,000)	—
Costs paid for loan	—	—	(6)
Repayments of equipment financing	—	—	(5,850)
Repayments of secured financings	—	—	(20,000)
Proceeds from collection of officer receivable	—	—	192
Payment to lender for debt extinguishment	—	—	(7,313)
Net cash provided by financing activities	80,372	13,184	190,282

Net decrease in cash	(2,636)	(13,691)	(58,229)
Cash at beginning of period	15,256	28,947	87,176
Cash at end of period	$12,620	$15,256	$28,947

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$177	$—	$—
Cash paid for interest	$3,568	$—	$2,060

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$447	$5,204	$765
Issuance of common stock for lender's commitment to debt financing	$2,448	$—	$—
Conversion of convertible preferred stock to common stock	$—	$—	$240,585

See accompanying notes.

Natera, Inc.

Notes to Consolidated Financial Statements

1.    Description of Business

Natera, Inc. (the "Company") was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company’s mission is to change the management of genetic disease worldwide. The Company operates a laboratory certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of preconception and prenatal genetic testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company has only one operating segment, which is the discovery, development and commercialization of genetic testing services and it has a subsidiary that operates in the state of Texas.

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold exclusively by a licensee from whom the Company receives a royalty. All testing is available principally in the United States, and the Company offers its Panorama test to customers outside of the United States. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. The Company also offers Evercord, which is a cord blood and cord tissue processing and storage service; and SignateraTM, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology and biopharmaceutical companies. Further, the Company has expanded its Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities.

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

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2017, the Company had a net loss of $136.3 million, and as of December 31, 2017, it had an accumulated deficit of $482.2 million. At December 31, 2017, the Company had $12.6 million in cash and cash equivalents, $106.2 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 8) including accrued interest, and $73.1 million of net carrying amount of the 2017 Term

Loan (as defined in Note 8). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

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

On March 10, 2018, the Company entered into a Distribution Agreement with Qiagen to develop, manufacture, distribute and commercialize NGS-based genetic testing assays for clinical use based on the Company’s proprietary Panorama NIPT technology. According to the agreement, the Company will receive a total of $40.0 million before March 31, 2018. Additionally, the Company is entitled to potential milestone payments totaling $10.0 million from Qiagen upon the achievement of certain volume, regulatory and commercial milestones. The Distribution Agreement has a term of 10 years and expires in March 2028.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after March 15, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its subsidiary. The Company established a subsidiary that operates in the state of Texas in December 2014 to support the Company’s laboratory and operational functions, which became active in the second quarter of 2015. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, software development costs to be capitalized, accrued liability for potential refund requests, stock-based compensation, fair value of common stock and warrants, as well as income tax uncertainties. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and the Company carries its warrants at fair value measurement guidance.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market deposits with financial institutions.

Restricted Cash

The Company discloses both short-term and long-term restricted cash.  Short-term restricted cash consists of cash deposits held to secure commercial letters of credit issued by financial institutions, and the balance was insignificant as of December 31, 2017. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

Investments

Investments consist primarily of debt securities such as U.S. Treasuries, U.S. agency and municipal bonds. Management determines the appropriate classification of securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

Risk and Uncertainties

The Company has various financial instruments that are potentially subjected to credit risk, and they consist of cash, accounts receivable and investments. The Company limits its exposure to credit loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

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

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. In 2017, 2016 and 2015, there were no customers exceeding 10% of total revenues on an individual basis. As of December 31, 2017, there were no customers with an outstanding balance exceeding 10% of net accounts receivable, and as of December 31, 2016, one customer, Bio-Reference, had an outstanding balance of approximately 52% of net accounts receivable, which was collected in full by the Company in February 2017.

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

Revenue Recognition

The Company generally bills an insurance carrier, a clinic or a patient for tests it sells upon delivery of the test results. The Company also bills patients directly for out-of-pocket costs not covered by their insurance carriers representing co-pays and deductibles in accordance with their insurance carrier and health plans. For tests performed, where an agreed upon reimbursement rate or fixed fee and a predictable history or likelihood of collections exists, the Company recognizes revenues upon delivery of the test report to the prescribing physician based on the established billing rate less other adjustments such as reserves for retractions and refunds to arrive at the amount that the Company expects to collect. In all other situations, as the Company does not have sufficient history of collection and is not able to determine collectability, the Company recognizes revenues when cash is received. The Company may not get reimbursed for tests completed if the tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier, or if the tests were not previously authorized. From time to time, the Company receives requests for refunds of payments previously made by insurance carriers. The Company has established an accrued liability for potential refund requests based on its experience, which is accounted for as reductions in revenues in the statement of operations and comprehensive loss. For the year ended December 31, 2017, $4.9 million was reversed from this accrued liability and recognized as revenue.

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

The Company recognizes revenue from its cloud-based distribution service offering, Constellation. The Company grants its licensees licenses to use certain of the Company’s proprietary intellectual properties and the Company’s cloud-based software and provides other services to support the use of the Company's proprietary technology by its licensees. The Company’s proprietary software is used in connection with the analysis of DNA sequence data in a manner yielding a result indicating the likely presence or absence of full or partial chromosomal abnormalities. The licensees do not have the right to possess the Company’s software, but rather receive the software as a service. The revenues are recognized on an accrual basis (assuming all revenue recognition criteria are met) under the terms of the related agreements and are included in licensing and other revenues in the statements of operation and comprehensive loss.

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

Cost of Product Revenues

The components of cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical record, order and delivery systems, shipping charges to transport samples, third-party test processing fees and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with the performance of diagnostic services are recorded as tests are accessioned.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $0.5 million, $0.4 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Product Shipment Costs

The Company expenses product shipment costs in cost of product revenues in the accompanying statements of operations. Shipping and handling costs for the years ended December 31, 2017, 2016 and 2015 were $9.5 million, $8.2 million and $7.0 million, respectively.

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

The Black-Scholes option-pricing model requires the input of the Company's expected stock price volatility, the expected term of the awards, and a risk-free interest rate. Determining these assumptions requires significant judgment. The expected term was based on the simplified method and the volatility rate was based on that of publicly traded companies in the DNA sequencing, diagnostics, or personalized medicine industries. When selecting the public companies in these industries to be used in the volatility calculation, companies were selected with comparable characteristics to the Company, including enterprise value and financial leverage. Companies were also selected with historical share price volatility sufficient to meet the expected term of the Company's stock options. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the Company's stock options. The expected term of the non-employee option grants was based on their remaining contractual life at the measurement date. The risk-free interest rate assumption was based on U.S. Treasury instruments with maturities that were consistent with the option's expected term.

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

Capitalized Software Held for Internal Use

The Company capitalizes salaries and related costs of employees and consultants who devote time to the development of internal-use software development projects. Capitalization begins during the application development stage, once the preliminary project stage has been completed. If a project constitutes an enhancement to previously developed software, the Company assesses whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases and the Company estimates the useful life of the asset and begin amortization. The Company periodically assesses whether triggering events are present to review internal-use software for impairment. Changes in estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the reporting period.

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $2.6 million and $1.3 million as of December 31, 2017 and 2016, respectively. Amortized expense for amounts previously capitalized for the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $0.6 million and $0.2 million, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities. As of December 31, 2017, and 2016, accumulated other comprehensive loss consisted of $0.8 million and $0.7 million of unrealized losses on available-for-sale marketable securities. See Note 4 for additional disclosures related to change in net unrealized losses and reclassifications out of accumulated other comprehensive loss upon the sale of available-for-sale marketable securities.

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

The Company recorded inventory obsolescence charges totaling $0.5 million in the year ended December 31, 2017. During the year ended December 31, 2016, the Company determined $2.1 million of inventory as obsolete in connection with its impairment analysis of the associated automation and sequencing equipment described in Note 5, and recorded an associated charge for these materials.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

In July 2015, FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method (“RIM”). Entities that use LIFO and RIM will continue to use existing impairment models (i.e. entities using LIFO would apply the lower of cost or market test). From an operating perspective, the Company does not manufacture products for sale as it is a provider of genetic tests. The Company keeps inventory consisting mainly of laboratory materials and supplies that are consumed during the testing process. Under the existing guidance, the Company measured its inventory at the lower of standard cost or its net realizable value, which was considered as market. This process remains unchanged under the new guidance, and upon adopting ASU 2015-11 in the first quarter of 2017, it did not result in a material impact on the Company’s financial statements and related disclosures.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. The Company adopted ASU 2015-17 prospectively in the first quarter of 2017, which did not result in a material impact on its financial statements and related disclosures as a full valuation allowance has been reserved against the deferred tax assets and liabilities on the Company’s balance sheet as of December 31, 2017. No retrospective adjustments were made to the prior periods’ financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance requires any excess tax benefits (“windfalls”) and tax deficiencies (“shortfalls”) associated with vested or settled share-based awards to be recognized in the income statement rather than additional paid-in capital, which is to be applied prospectively. Further, windfalls are required to be presented as an operating activity rather than as an outflow from operating activity and an inflow to financing activity, as required by the existing guidance. The Company adopted this new presentation guidance prospectively in the first quarter of 2017, which did not result in a material impact to its financial statements and related disclosures as a full valuation allowance has been reserved against the deferred tax assets and liabilities due to significant losses incurred since the Company’s inception. Therefore, there was no cumulative-effect adjustment required upon adoption. In addition, ASU 2016-09 allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without having to account for the award as a liability-based award with a cumulative-effect adjustment to opening retained earnings on the modified retrospective approach. This new guidance is not applicable to the Company as it does not have a practice of withholding shares nor offsetting net-share settlement, and the Company does not withhold taxes exceeding its minimum statutory tax rate. ASU 2016-09 also permits forfeitures to be either estimated, as required by the existing guidance, or recognized when they occur. The change in the accounting for forfeitures is required to be applied using a modified retrospective approach, with a cumulative-effect adjustment to opening retained earnings. Upon adoption of this new guidance in the first quarter of 2017, the Company made an accounting policy election to continue estimating forfeitures as required by the existing guidance, which did not result in a cumulative-effect adjustment.

New Accounting Pronouncements Not Yet Adopted

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09, which defines the core principles of ASC 606, establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The new guidance mandates a five-step process, which requires entities to exercise significant judgment and involves estimates to be made on the transaction price and the timing over which revenue will be recognized. Entities have a choice of adopting the new guidance using either the full retrospective approach, which requires restatement of financial statements in each prior reporting period presented, or the modified retrospective approach, with a cumulative-effect adjustment made to the opening retained earnings at the initial date of adoption. The new guidance will be effective for the Company in the first quarter of 2018.

The Company has elected to adopt this new standard effective January 1, 2018, using the full retrospective approach.  Under this approach, the Company will restate its results for the years ended December 31, 2016 and 2017, including retained earnings, and applicable interim periods within those years, as if ASC 606 had been effective for those periods.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Revenue recognition for arrangements that fall within the scope of ASC 606 is evaluated under its prescribed five-step approach.  ASC 606 also impacts certain other areas, such as the accounting for costs incurred to obtain or fulfill a contract.  The new standard also requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In 2017, the company established an implementation team and engaged external advisers to develop a multi-phase plan to assess the company’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. To date, the Company’s revenues have been derived primarily from contracts with insurance carriers, patients, laboratory partners and licensing arrangements. Due to the constraints on establishing fixed pricing and collectability, a significant portion of the Company’s revenues from insurance carriers is recognized on cash basis under the existing guidance. However, ASC 606 eliminates such constraints and requires estimates to be made on variable consideration at the inception of an arrangement, thus cash basis of accounting is no longer applied. Under ASC

606, some of these insurance carriers arrangements have similar characteristics and are being evaluated collectively as a portfolio to reflect consideration which the entity expects to receive in exchange for goods and services.  The Company determines its expected consideration based on the combined effect of historical and most current collections pattern. Due to the fact that several of the insurance carriers that contribute a material portion of the Company’s revenues have recently adopted new reimbursement standards, which require prior authorization from them at or soon after the date of service and the time claims are submitted for reimbursements, there is always a time lag between the period in which services are provided and when payments are actually received. Given the time needed to gather the most recent collection data before the arrangement consideration can be derived, the Company is currently still in the process of finalizing its analysis for the implementation of ASC 606 as of January 1, 2018. The analysis primarily relates to the estimation of variable consideration as of the date of transition, which requires the knowledge of collections made from prior test deliveries before the end of the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 will be effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company plans to adopt this new guidance prospectively in the first quarter of 2019. The Company is evaluating the impact of the adoption of this guidance on its financial statements, and expects that it will increase its lease assets and correspondingly increase its lease liabilities.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force). The purpose of ASU 2016-15 is to limit diversity in the classification of certain transactions in the statement of cash flows. Such transactions include (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon bonds, (3) contingent consideration payments made after a business combination, (4) proceeds from insurance claims settlement, (5) proceeds from settlement of life insurance policies, and (6) distributions of equity method investments. ASU 2016-15 will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of this guidance to result in a material impact to its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of ASU 2016-18 is to eliminate the diversity in classifying and presenting changes in restricted cash in the statements of cash flows. The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows, thereby no longer requiring transactions such as transfers between restricted and unrestricted cash to be treated as a cash flow activity. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The new guidance will be effective for the Company in the first quarter of 2018, and it must be adopted retrospectively. Upon adoption, the Company will eliminate restricted cash as a separate line item in the statements of cash flows in all periods presented, and a reconciliation between restricted cash and cash and cash equivalents will be shown either on the face of the associated financial statement or in a disclosure.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The purpose of this new guidance is to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new guidance will be effective in the first quarter of 2018, and the Company does not expect the adoption of this guidance to result in a material impact to its financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new guidance was established as a result of the recently passed Tax Cuts and Jobs Act of 2017, which provides an opportunity for entities to reclassify residual income tax effects from accumulated other comprehensive income to retained earnings due to the reduction of corporate income tax rate. The new guidance will be effective in the first quarter of 2019, and interim periods within that year, with early adoption permitted.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	December 31, 2017					December 31, 2016
	Level I		Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits		$3,477	$—	$—	$3,477	$10,777	$—	$—	$10,777
U.S. Treasury securities		67,026	—	—	67,026	57,442	—	—	57,442
U.S. agency securities		—	27,072	—	27,072	—	56,114	—	56,114
Municipal securities		—	12,149	—	12,149	—	17,304	—	17,304
Total financial assets		$70,503	$39,221	$—	$109,724	$68,219	$73,418	$—	$141,637

Current Liabilities:
Warrants	$		$—	$2,644	$2,644	$—	$—	$3,792	$3,792
Total financial liabilities		$—	$—	$2,644	$2,644	$—	$—	$3,792	$3,792

The Company's warrants to purchase common stock are valued using Level III inputs; the Company used inputs from a Black-Scholes model with market volatility that is determined for comparable companies in the same business sector. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

In April 2013, the Company entered into a senior secured term loan with a third-party lender, which consisted of a credit agreement, royalty agreement, warrants and loan commitment. Based upon the Company’s evaluation, the senior secured term loan constituted a liability with embedded derivative features that was accounted for separately as mark-to-market instruments. In addition, adjustments to the embedded royalty feature were recorded as interest expense as they occurred, offset to the carrying amount of the debt (with the eventually cash outlay to settle such amounts recorded against the carrying amount of the debt). Based on the Company’s evaluation, it was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. In October 2015, the Company repaid the entire borrowings under the senior secured term loan.

The fair value of both the senior secured term loan and warrants was remeasured at the end of each reporting period, with the change in fair value for the term loan recorded as interest benefit from changes in the fair value of long-term debt and the remeasurement gain or loss on the warrants recorded within interest and other income (expense), net in the statements of operations and comprehensive loss.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the years ended December 31, 2017 and 2016:

	Warrants
	2017	2016
	(in thousands)
Beginning balance	$3,792	$3,649
Change in fair value	(1,148)	143
Ending balance	$2,644	$3,792

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level III of the fair value hierarchy at December 31, 2017.

Weighted Average
Interest on
	Fair Value at		Significant	Discount Rate
	December 31, 2017	Valuation Methodology	Unobservable Input	(range, if applicable)
	(in thousands)			(in thousands)
Warrants	$2,644	Black-Scholes Option Pricing Model	Volatility	40.93%

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

4.    Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments effective September 2015. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$3,477	$—	$—	$3,477	$10,777	$—	$—	$10,777
U.S. Treasury securities	67,480	10	(464)	67,026	57,846	—	(404)	57,442
U.S. agency securities	27,293	—	(221)	27,072	56,261	—	(147)	56,114
Municipal securities	12,240	—	(91)	12,149	17,478	—	(174)	17,304
Total	$110,490	$10	$(776)	$109,724	$142,362	$—	$(725)	$141,637

Classified as:
Cash equivalents				$3,477				$10,777
Short-term investments				106,247				130,860
Total				$109,724				$141,637

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par and are all paying their coupons on schedule. Thus, the Company has determined there is currently no other than temporary impairment of its investments, and will continue to recognize unrealized losses in other comprehensive income. As of December 31, 2017, the Company has 19 investments in an unrealized loss position in its portfolio. During the year ended December 31, 2017, the amount of gross realized gains and realized losses upon sales of investments were insignificant, and during the year ended December 31, 2016, sales of investments resulted in gross realized gains of $0.2 million and insignificant gross realized losses. Realized gains and losses are reported in interest and other income (expense), net in the statements of operations and comprehensive loss. The following table shows the change in the net unrealized positions of the available-for-sale securities and reclassifications from accumulated other comprehensive loss upon the sale of those securities:

	December 31,
	2017	2016
	(in thousands)
Balance at beginning of year	$(725)	$(1,416)
Net unrealized (losses) gains on available-for-sale securities, net of tax	(105)	882
Reclassifications of losses (gains) realized from sale of available-for-sale securities	64	(191)
(Decrease) increase in other comprehensive loss	(41)	691
Balance at end of year	$(766)	$(725)

During the years ended December 31, 2017, 2016 and 2015, the Company earned interest income of $1.2 million, $1.5 million and $0.5 million, respectively, from its investment portfolio.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of December 31, 2017:

	December 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$57,168	$57,046
Greater than one year but less than five years	49,845	49,201
Total	$107,013	$106,247

5.    Balance Sheet Components

Allowance for Doubtful Accounts

The following table presents a reconciliation of the allowance for doubtful accounts:

	December 31,	December 31,	December 31,
	2017	2016	2015
	(in thousands)
Beginning balance	$1,890	$971	$527
Provision for estimated bad debts	143	984	529
Write offs	(33)	(65)	(85)
Ending balance	$2,000	$1,890	$971

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2017	2016
		(in thousands)
Machinery and equipment	3-5 years	$31,825	$27,303
Furniture and fixtures	3 years	1,216	1,087
Computer equipment	3 years	1,958	861
Capitalized software held for internal use	3 years	4,465	2,172
Leasehold improvements	Life of lease	10,691	10,444
Construction-in-process		6,497	9,759
		56,652	51,626
Less: Accumulated depreciation and amortization		(26,985)	(19,337)
Total Property and Equipment, net		$29,667	$32,289

All of the Company’s long-lived assets are located in the United States.

During the year ended December 31, 2017, the Company recorded asset impairment charges totaling $0.6 million in cost of product revenues in the statements of operations and comprehensive loss. This charge was recorded after certain sequencing and automation equipment were fully decommissioned in January 2017.

During the year ended December 31, 2016, the Company recorded asset impairment charges totaling $2.1 million in the statements of operations and comprehensive loss, of which $1.9 million was recorded in cost of product revenues and $0.2 million was included in general and administrative expenses, following its impairment analysis on certain sequencing and automation equipment whose service lives were determined to be significantly shorter than initially expected. These charges also included the write-off of $0.3 million unamortized maintenance service contract prepayments related to the impaired equipment described above. The Company expected to phase out the equipment in the first quarter of 2017 as the Company began its transition to the next generation of sequencing and automation equipment to help streamline its production workflows.

The Company recorded an asset impairment charge of $1.0 million against a specific group of machinery and equipment during the year ended December 31, 2015. The Company no longer uses this specific group of machinery and equipment because of outsourcing to its partners. The impairment charge was recorded to reflect reductions in the estimated realizable value of the machinery and equipment as a result of planning for its sale in the secondary market. The Company recorded the total impairment charge of $1.0 million in cost of product revenues. The Company sold some of the impaired machinery and equipment during the fourth quarter of 2015 for $0.5 million and classified the remaining impaired machinery and equipment as held for sale at the estimated realizable value of $0.2 million. The remaining impaired machinery was sold in January 2016 for $0.2 million.

Other Assets

In April 2016, the Company entered into a four-year agreement with an insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company paid total consideration of $3.2 million. The total consideration was paid in the third quarter of 2016. As of December 31, 2017 and 2016, $1.8 million and $2.6 million in deferred costs were included in other noncurrent assets. The deferred costs are being amortized ratably over the four-year term of the agreement. During the years ended December 31, 2017 and 2016, the Company has amortized $0.8 million and $0.6 million of such costs, respectively, which was recorded as a reduction of product revenues in the statements of operations and comprehensive loss.

In August 2017, the Company entered into the 2017 Term Loan agreement with OrbiMed and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments (as described in Note 8). The Company also paid legal fees totaling $0.3 million in connection with this term loan. Total debt issuance costs of $2.7 million is accounted for as a debt discount. For financial statement presentation purposes, the Company has classified $2.0 million of the debt discount as a direct reduction from the outstanding debt balance, while $0.7 million of such remains in other noncurrent assets for the unused borrowing capacity of $25.0 million. The debt discount is being amortized on a straight-line basis over the term of the loan. For the year ended December 31, 2017, amortization of debt discount related to the unused borrowing capacity was insignificant. As of December 31, 2017, the unamortized portion of the debt discount remained at $0.6 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
Accrued paid time off	$1,806	$1,892
Accrued commissions	3,558	3,868
Accrued bonuses	2,063	2,387
Other accrued compensation	2,172	2,920
Total accrued compensation	$9,599	$11,067

	December 31,	December 31,
	2017	2016
	(in thousands)
Settlement accrued for reimbursement related claims	$10,062	$—
Reserves for refunds to insurance carriers	6,794	7,535
Accrued charges for outsourced testing	6,566	3,261
Testing and laboratory materials from suppliers	1,367	543
Marketing and corporate affairs	1,456	202
Legal, audit and consulting fees	206	180
Accrued shipping charges	198	467
Sales tax payable	504	459
Accrued specimen service fees	683	469
Accrued rent	856	195
Clinical trials and studies	483	388
Leasehold improvement projects in progress	—	1,659
Other accrued expenses	4,032	4,521
Total other accrued liabilities	$33,207	$19,879

As of December 31, 2017, the Company accrued a total of $11.4 million for amounts due under a settlement agreement as further described under the Legal Proceedings section in Note 6, of which $10.1 million was the current portion of it and $1.3 million was recorded in other long-term liabilities.

During the year ended December 31, 2017, the Company reserved an additional $4.2 million for refunds to insurance carriers. Amounts totaling $4.9 million previously held in reserves from payers were released and recognized as product revenues in the statements of operations and comprehensive loss.

6.    Commitments and Contingencies

Operating Leases

As of December 31, 2017, the Company leases office facilities under non‑cancelable operating lease agreements. The Company currently occupies approximately 113,000 square feet of laboratory and office space at its San Carlos, California corporate headquarters pursuant to a lease that it directly entered into with its landlord in October 2016. This lease covers two office spaces (the “First Space and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $319,095. The Second Space covers approximately 25,000 square feet at a base rent of $97,431 per month. The Company paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately 84 months and expires in October 2023.

In October 2016, the Company entered into a sublease for additional office space in Redwood City, California that covers approximately 13,000 square feet. The lease term of the additional space began in November 2016 and carried a monthly base rent of $49,140, subject to an annual increase of 3%, with a security deposit of $0.1 million. The term of this sublease is approximately 28 months and expires in February 2019.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary paid a security deposit of $0.4 million, and the landlord allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of December 31, 2017, the full amount of the allowance has been reimbursed by the landlord.

The future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2017 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2018	$8,034
2019	8,547
2020	8,675
2021	8,913
2022	9,160
2023 and thereafter	14,737
Total future minimum lease payments	$58,066

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $7.2 million, $5.4 million and $2.7 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If this were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to record or adjust a liability and record additional expenses. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable, except for the amount accrued in connection with the settlement agreement with the United States Department of Justice described below.

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded back to the San Mateo Superior Court. The Company has appealed the remand and discovery has been stayed, or held, pending the appeal. The Company also filed a demurrer, or a request for dismissal as a matter of law, in the San Mateo Superior Court, which was granted on October 23, 2017.  The San Mateo Superior Court demurred the claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, as amended, without leave to re-file. The San Mateo Superior Court granted the demurrer as to Section 11 of the Act with leave to re-file prior to November 24, 2017.  Plaintiffs refiled an amended complaint on November 22, 2017. The Company filed a motion for judgment on the pleadings on January 25, 2018. The Company intends to continue to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

On December 12, 2015, the Company received a civil investigative demand from the United States Department of Justice in connection with a qui tam action related to past reimbursement submissions for some of its testing. The qui tam action was originally filed under seal by the relators on January 26, 2015 in the United States District Court for the Western District of Kentucky. The qui tam complaint alleged that Natera submitted false claims to government health care programs for its testing services performed during the period from January 1, 2013 to December 31, 2016, and sought damages and penalties. The complaint was unsealed on February 8, 2018. On March 7, 2018, the Company reached agreement with the United States Department of Justice to resolve all claims made against it in the action. Under the settlement agreement, the Company will pay a total of approximately $11.4 million to the federal government and the participating state Medicaids, of which approximately $5.3 million plus applicable interest will be paid in four equal quarterly installments, subject to the Company’s option to prepay without penalty. In exchange for the payment of the settlement amounts, the United States and the relators agreed to release the Company from certain claims, including civil or administrative monetary relief sought under the complaint. The settlement agreement does not contain or represent an admission of liability or wrongdoing by the Company, and there will be no corporate integrity agreement. For the year ended December 31, 2017, the Company recorded a charge of $11.4 million associated with this settlement in its statements of operations and comprehensive loss. As of December 31, 2017, the Company classified $10.1 million of this settlement in other accrued liabilities and the remaining $1.3 million in other long-term liabilities.

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

Third-Party Payer Reimbursement Audits

One third-party payer has alleged that it has overpaid the Company, and has demanded recoupment of the alleged overpayments. The Company disagrees with the contentions.

Contractual Commitments

As of December 31, 2017, the Company has non‑cancelable contractual commitments with a supplier for approximately $5.1 million and other material supplier commitments for approximately $7.7 million for inventory material used in the laboratory testing process.

As of December 31, 2017, the Company has a non-cancelable license agreement with a vendor for approximately $2.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

As of December 31, 2017, the Company has a non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $1.1 million for the next 12 months.

7.    Stock‑Based Compensation

Equity Plans

2015 Equity Incentive Plan

General.    The Company’s board of directors adopted its 2015 Equity Incentive Plan, or the 2015 Plan, in June 2015. The Company’s 2015 Plan replaced its 2007 Stock Plan.

No further awards have been made under the 2007 Plan after July 1, 2015, the date of the Company’s initial public offering. However, any remaining awards that were outstanding under the 2007 Plan will continue to be governed by the terms of that plan. As of December 31 2017, there were 5,551,616 shares outstanding under the 2007 Plan, with exercise prices ranging from $0.0978 to $12.8501.

Share Reserve.    The initial number of shares of the Company’s common stock available for issuance under the 2015 Plan was 3,451,495 shares. As of December 31, 2017, 14,567,816 shares were reserved for future issuance under the 2015 plan, which includes unissued and forfeited shares from the 2007 plan. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2016, by a number equal to the smallest of:

•	3,500,000 shares;

•	4% of the shares of common stock outstanding on the last business day of the prior fiscal year; or

•	the number of shares determined by the Company’s board of directors.

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

Share Reserve.    The Company has reserved 893,548 shares of its common stock for issuance under the 2015 ESPP. As of December 31, 2017, 1,136,615 shares were available for issuance under the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP will automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of:

•	880,000 shares;

•	1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or

•	the number of shares determined by the Company’s board of directors.

The number of shares reserved under the 2015 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

Purchase Price.    Employees may purchase each share of common stock under the 2015 ESPP at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the compensation, and up to a maximum of 5,000 shares may be purchased during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate exceeding $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time.

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

The first offering period of 2017 started on November 1, 2016 and ended on April 30, 2017, and 211,729 shares were purchased at the end of this offering period for total proceeds of $1.5 million. The second offering period of 2017 started on May 1, 2017 and ended on October 31, 2017, and 234,452 shares were purchased at the end of this offering period for total proceeds of $1.8 million.

Early Exercise of Employee Options

As of December 31, 2015, the Company had approximately 1.3 million unvested shares outstanding that are subject to a repurchase right held by the Company at the original issuance price in the event that the optionee’s employment is terminated, either voluntarily or involuntarily. Effective in the year ended December 31, 2015, pursuant to the agreements with the option holders, the Company changed its estimated expiration of its repurchase right for these 1.3 million unvested shares outstanding that are subject to repurchase right held by it through the 210 days after the date of the prospectus filed in connection with the Company’s IPO. Accordingly, the unrecognized compensation expense is being accelerated over a shorter performance period through January 2016. As a result of this acceleration, the Company recorded an additional $1.3 million in stock-based compensation expense during the year ended December 31, 2015.

Stock Options

The following table summarizes option activity during the year ended December 31, 2017:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2016	4,115	9,043	$5.72	7.55	$55,396
Additional shares authorized	2,107	—
Options granted	(2,078)	2,078	$10.55
Options exercised	—	(565)	$4.10
Options forfeited	593	(593)	$10.37
Balance at December 31, 2017	4,737	9,963	$6.54	7.03	$31,902
Exercisable at December 31, 2017		6,103	$4.41	5.95	$30,201
Vested and expected to vest at December 31, 2017		9,592	$6.41	6.96	$31,738

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $3.7 million, $16.9 million and $6.9 million, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $12.1 million $8.5 million and $4.5 million, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $5.71, $5.92 and $7.29 per share, respectively.

Performance-based Awards

In June 2017, the Board approved a stock option grant of 425,000 shares to the Company’s chief executive officer, of which 200,000 shares are performance-based options. The vesting of these performance-based options is contingent upon the completion of requisite service for the next three years and the achievement of certain milestones within such period. The milestones are (i) to successfully secure a specified strategic arrangement, at which point 50,000 shares will begin vesting over one year in equal quarterly installments, (ii) to successfully secure a specified licensing arrangement, at which point 75,000 shares will begin vesting over one year in equal quarterly installments, and (iii) to successfully secure specified licensing arrangements related to oncology, at which point 75,000 shares will begin vesting over one year in equal quarterly installments. Each milestone is independent of the other.

For the year ended December 31, 2017, the Company did not recognize any compensation expense associated with the performance-based options since none of the milestones were achieved or were probable of being achieved.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2017:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Balance at December 31, 2016	159	$9.80
Granted	345	$10.48
Vested	(64)	$9.79
Canceled/Forfeited	(51)	$10.17
Balance at December 31, 2017	389	$10.38

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following table presents the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017			2016			2015
	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$544	$—	$544	$651	$(10)	$641	$351	$241	$592
Research and development	3,214	—	3,214	2,829	24	2,853	1,566	9	1,575
Selling, general and administrative	7,644	—	7,644	6,837	270	7,107	4,993	166	5,159
Total	$11,402	$—	$11,402	$10,317	$284	$10,601	6,910	$416	$7,326

As of December 31, 2017, approximately $20.0 million of unrecognized compensation expense related to unvested option awards and RSUs, net of estimated forfeitures. The unrecognized compensation expense will be recognized over a weighted‑average period of approximately 2.52 years.

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

	Year ended December 31,
	2017			2016			2015
Expected term (years)	5.14	—	5.24	5.10	—	5.20	5.58	—	10.00
Expected volatility	40.75%	—	62.93%	63.06%	—	72.49%	69.65%	—	78.82%
Expected dividend rate			0%			0%			0%
Risk-free interest rate	1.67%	—	2.16%	0.97%	—	1.92%	1.56%	—	2.32%

Valuation of Stock Option Grants to Non-Employees

Total options outstanding as of December 31, 2017 include 135,746 shares of option awards that were granted to non-employees, of which 3,401 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Year ended December 31,
	2017			2016			2015
Expected term (years)	2.67	—	2.71	2.65	—	3.16	4.94	—	9.78
Expected volatility	41.22%	—	52.18%	50.90%	—	72.61%	70.17%	—	75.35%
Expected dividend rate			0%			0%			0%
Risk-free interest rate	1.42%	—	1.95%	0.68%	—	1.38%	1.74%	—	2.24%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. For granted "at-the-money" stock options for employees, the Company estimated the expected term by using the simplified method up until December 31, 2015, which involved calculating the average of the time-to-vesting and the total contractual life of the options. Starting January 1, 2016, the Company uses a different approach by calculating the average of—(1) its employees’ historical stock options exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. For employee stock options that are not granted "at-the-money," the Company uses the binomial lattice model to calculate the expected term. Regarding non-employee stock options, the Company estimated the expected term by assessing their historical exercise behavior and length of service, and calculated the average of these two components.

Expected Volatility:    The Company derived the expected volatility from the average historical volatilities of comparable publicly traded companies within its peer group over a period approximately equal to the expected term.

Expected Dividend Rate:    The Company has not paid and does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate:    The risk-free interest rate assumption is based on U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

8.     Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which can be drawn down in increments at any time. In October 2015, the Company borrowed $32.0 million against the Credit Line, primarily to prepay all outstanding amounts under the Secured Loan Arrangement with ROS. The Credit Line currently bears interest at 30-day LIBOR plus 1.10%. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line Obligations and terminate the Credit Line, in its discretion and without cause, at any time.

In November 2015, the Company borrowed an additional $10.0 million under the Credit Line to provide working capital, which increased the total principal amount outstanding to $42.0 million. In June 2016, the Company borrowed an additional $8.0 million and repaid $1.0 million on the Credit Line, thereby increasing the total principal amount outstanding to $49.0 million, with accrued interest of $0.6 million as of December 31, 2016. For the year ended December 31, 2017, additional interest of $1.0 million was accrued, of which interest payments totaling $0.5 million have been made by the Company. As of December 31, 2017, accrued interest was $1.1 million, and the total principal amount outstanding including accrued interest was $50.1 million.

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

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable. As of December 31, 2017, the Company was in compliance with all of its covenants under the 2017 Term Loan.

The Company is allowed to voluntarily make prepayments on its outstanding debt balance either partially or in full. When prepayments are made, an additional prepayment premium will be applied to the outstanding principal amount at the time. The prepayment premium will gradually reduce from 12.5% to 2.5% over the term of the loan.

On August 14, 2017, the Company paid OrbiMed a fee in consideration of providing the 2017 Term Loan by issuing 300,000 shares of its common stock. The fair value of the fee was $2.4 million, which was determined based on the Company’s stock price of $8.16 on August 8, 2017. Additionally, the Company paid legal fees of $0.3 million in connection with this term loan. Total debt issuance costs incurred amounted to $2.7 million, which is accounted for as a debt discount to be amortized on a straight-line basis over the term of the loan. The Company has classified $2.0 million of the debt discount as a direct reduction from the outstanding debt balance of $75.0 million, while the remainder is classified as noncurrent assets (as described in Note 5).

For the year ended December 31, 2017, the Company recorded total interest expense of $3.2 million, of which $0.1 million was the amortization of debt discount. As of December 31, 2017, no principal repayment has been made as the Company is not required to repay the outstanding balance until August 2024.

The following table indicates how the Company reported its long-term debt as of December 31, 2017:

2017 Term Loan
(in thousands)
Principal balance at December 31, 2017	$75,000
Less: unamortized debt discount	(1,935)
Net carrying amount at December 31, 2017	$73,065

9.    Warrants

In April 2014, the Company granted warrants to purchase approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share. The warrants were granted to ROS Acquisition Offshore LP in connection with the Company’s senior secured term loan that has since been repaid and have an expiration date of April 18, 2023. It was determined that the warrants granted are detachable and therefore are a stand-alone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative.  As of December 31, 2017, these warrants remained exercisable for common stock.

10.     Common Stock

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

11.    Income Taxes

The Company's effective tax rates for the years ended December 31, 2017, 2016 and 2015 differ from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
U.S. federal taxes (benefit) at statutory rate	$(46,206)	(34.00)%	$(32,277)	(34.00)%	$(24,375)	(34.00)%
State tax expense	(6,559)	(4.83)%	(2,842)	(2.99)%	(2,428)	(3.39)%
Research and development credits	(1,149)	(0.85)%	(1,449)	(1.53)%	(751)	(1.05)%
Stock-based compensation	(5,036)	(3.71)%	1,275	1.34%	1,683	2.35%
Change in federal tax rate	44,701	32.89%	—	0.00%	—	0.00%
Mark to market fair value adjustments	(390)	(0.29)%	49	0.05%	504	0.70%
Nondeductible settlement for claims	3,873	2.85%	—	0.00%	—	0.00%
Other nondeductible items	1,009	0.74%	933	0.99%	841	1.17%
Change in valuation allowance	10,211	7.51%	34,453	36.29%	24,526	34.21%
Provision for income taxes	$454	0.31%	$142	0.15%	$—	—%

During the year ended December 31, 2017, the Company recorded total income tax expense of $0.4 million. The Company provides testing to clinics and also licenses its cloud-based software to licensees that are based in a foreign country, which contributed to a foreign income tax expense of $0.2 million. Total income tax expense also included a state income tax expense of $0.2 million for the year ended December 31, 2017. During the year ended December 31, 2016, the Company did not record any income tax expense given its history of losses, with the exception of $0.1 million of foreign withholding tax in 2016. As the provision for income taxes was not significant for the year ended December 31, 2015, any income taxes were reclassified out of other income and expenses.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$77,356	$68,504
Research and development tax credit carryforwards	12,675	8,634
Reserves and accruals	3,404	5,719
Stock-based compensation	2,929	3,220
Total deferred tax assets before valuation allowance	96,364	86,077
Less: valuation allowance	(95,817)	(85,606)
	547	471
Deferred tax liabilities:
Property and equipment	(547)	(471)
Net deferred tax assets	$—	$—

The Company established a full valuation allowance against its net deferred tax assets in 2017 and 2016 due to the uncertainty surrounding realization of these assets. The valuation allowance increased to $95.8 million as of December 31, 2017 from $85.6 million as of December 31, 2016. The increase in the valuation allowance was primarily driven by the net loss in the year ended December 31, 2017, current year credits, and the adoption of ASU 2016-09, offset by a decrease resulting from lower federal tax rate.

In December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017. As a result, corporate tax rate was reduced to 21%, effective January 1, 2018. ASC 740, Income Taxes, requires entities to recognize the effect of the tax law changes in the period of enactment. Shortly after the enactment of the Act, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when an entity does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has made adjustments to reduce its deferred tax assets and liabilities by $42.1 million and $0.2 million, respectively, based on the reduction of the U.S. federal corporate tax rate from 34% to 21% and assessed the realizability of its deferred tax assets based on its current understanding of the provisions of the new law. A corresponding net reduction to valuation allowance of $42.2 million has been made for the year ended December 31, 2017. The Company considers its accounting for the impacts of the new law to be provisional and the Company will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements over the next 12 months.

As of December 31, 2017, the Company had federal and state net operating loss (“NOLs”) carryforwards of approximately $319.6 million and $165.5 million, respectively, which begin to expire in 2027 and 2028, respectively, if not utilized. As a result of certain realization requirements of ASC 718, the deferred tax assets and liabilities shown in the table above do not include certain deferred tax assets as of December 31, 2016 that arose directly from the tax deductions related to equity compensation in excess of compensation recognized for financial statement presentation purposes. These deferred tax assets were recorded upon the adoption of ASU 2016-09 effective January 1, 2017.

The Company also had federal research and development credit carryforwards of approximately $11.7 million, which begin to expire in 2028, and state research and development credit carryforwards of approximately $8.1 million, which can be carried forward indefinitely. Realization of these deferred tax assets would require $382.8 million in taxable income to fully utilize. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$4,293	$2,405	$1,360
Additions based on tax positions related to the current year	1,651	1,836	1,045
Additions for tax positions of prior years	1	52	—
Balance at end of year	$5,945	$4,293	$2,405

The Company adopted the provisions of ASC 740-10-50, Accounting for Uncertainty in Income Taxes, on January 1, 2009. During the years ended December 31, 2017, 2016 and 2015, the amount of unrecognized tax benefits increased $1.7 million, $1.9 million, and $1.0 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2017, 2016 and 2015, the total amount of unrecognized tax benefits was $5.9 million, $4.3 million and $2.4 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all prior tax years since incorporation. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2018.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2017, there were no accrued interest and penalties related to uncertain tax positions.

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

13.     Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to the Company’s IPO in July 2015, the Company’s convertible preferred stock was entitled to receive dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as converted basis with the common stock holders on any distributions to common stockholders. The convertible preferred shares were therefore considered to be participating securities. As a result, the Company calculated the net loss per share using the two-class method. Accordingly, the net loss attributable to common stockholders is derived from the net loss for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stock did not have a contractual obligation to share in the Company’s losses.

In periods when the Company has incurred a net loss, common stock equivalents such as outstanding common stock options, restricted stock units, unvested common shares subject to repurchase and warrants are excluded from the calculation of diluted net loss per share as they give an anti-dilutive effect.

For the year ended December 31, 2017, the Company reversed $1.1 million of remeasurement gain on the change in the fair value of warrants from its net loss and included the incremental shares from the assumed exercise of the warrants in the computation of its weighted-average shares outstanding as they yielded a dilutive effect to the net loss per share in the period. Other potentially dilutive common stock equivalents such as outstanding common stock options, shares to be purchased under the employee stock purchase plan, and restricted stock units were excluded as their effect was anti-dilutive and the net loss per share would be reduced.

The following table provides the basic and diluted net loss per share computations for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015

Numerator:
Net loss used to compute net loss per share, basic	$(136,314)	$(95,765)	$(70,275)

Less: Remeasurement gain on warrant liability	(1,148)	—	—
Net loss used to compute net loss per share, diluted	$(137,462)	$(95,765)	$(70,275)

Denominator:
Weighted-average common shares outstanding	53,312	51,667	27,687
Less: Weighted-average unvested common shares subject to repurchase	—	(91)	(1,483)
Weighted-average number of shares used in computing net loss per share, basic	53,312	51,576	26,204

Add: Incremental shares from assumed exercise of warrants	292	—	—
Weighted-average number of shares used in computing net loss per share, diluted	53,604	51,576	26,204

Net loss per share, basic	$(2.56)	$(1.86)	$(2.68)
Net loss per share, diluted	$(2.56)	$(1.86)	$(2.68)

The following table shows the potentially dilutive common stock equivalents that were excluded from the computations of diluted net loss per share as their effect would be anti-dilutive, as of December 31, 2017, 2016 and 2015:

	As of December 31,
	2017	2016	2015

Options to purchase common stock	9,963	9,043	9,316
Warrants to purchase common stock	—	377	377
Restricted stock units	389	159	—
Employee stock purchase plan	79	90	—
Common stock subject to repurchase	—	—	1,307
	10,431	9,669	11,000

14.     Geographic Information

The following table presents total revenues by geographic area based on the location of the Company’s customers:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
United States	$186,847	$193,054	$164,952
Americas, excluding U.S.	3,028	2,562	4,552
Europe, Middle East, India, Africa	13,998	14,256	15,437
Other	7,066	7,202	5,414
Total	$210,939	$217,074	$190,355

The Company’s property, plant and equipment are all located in the United States.

15.    Subsequent Events

In January 2018, the Company amended its existing agreement with an insurance carrier, which provides the Company access to contact information of certain referring and ordering physicians and includes the Company as a member of its Preferred Provider Network. The Company will pay a total consideration of approximately $2.0 million over a two-year period in exchange such benefits.

In February 2018, the Company amended its existing agreement with one of its laboratory partners to extend the original term of the agreement for two additional years, provided that the agreement is not canceled by the Company on December 31, 2018. The amended agreement expires on December 31, 2020 and requires material commitments from the Company to purchase certain number of tests annually.

In March 2018, the Company reached settlement with the United States Department of Justice related to reimbursement related claims. This settlement agreement requires the Company to pay a total of approximately $11.4 million, of which approximately $5.6 million including applicable interest was secured by a letter of credit, will be paid in four equal installments, subject to the Company’s option to prepay without penalty. See Legal Proceedings under Note 6 for more detail.

In March 2018, the Company entered into a Distribution Agreement with Qiagen to develop, manufacture, distribute and commercialize NGS-based genetic testing assays for clinical use based on the Company’s proprietary Panorama NIPT technology. According to the agreement, the Company will receive a total of $40.0 million before March 31, 2018. Additionally, the Company is entitled to potential milestone payments totaling $10.0 million from Qiagen upon the achievement of certain volume, regulatory and commercial milestones. The Distribution Agreement has a term of 10 years and expires in March 2028.

16.     Quarterly Financial Data (unaudited)

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands, except per share data)
2017
Operating results:
Total revenues	$53,765	$56,656	$53,617	$46,901
Cost of product revenues	35,153	33,558	33,709	33,088
Cost of licensing and other revenues	1,572	1,054	850	612
Gross profit	17,040	22,044	19,058	13,201
Operating expenses	61,956	47,087	46,095	50,232
Interest expense and other income (expense), net	(405)	(1,914)	(631)	1,117
Income tax expense	(181)	(162)	(64)	(47)
Net loss	$(45,502)	$(27,119)	$(27,732)	$(35,961)
Per share data:
Net loss - basic	$(0.84)	$(0.51)	$(0.52)	$(0.68)
Net loss - diluted	$(0.87)	$(0.51)	$(0.52)	$(0.70)

2016
Operating results:
Total revenues	$49,299	$53,889	$51,984	$61,902
Cost of product revenues	37,420	33,761	30,973	32,340
Cost of licensing and other revenues	580	500	—	—
Gross profit	11,299	19,628	21,011	29,562
Operating expenses	49,012	46,283	43,526	39,167
Interest expense and other income (expense), net	(155)	741	(641)	920
Income tax expense	(39)	(103)	—	—
Net loss	$(37,907)	$(26,017)	$(23,156)	$(8,685)
Per share data:
Net loss - basic	$(0.72)	$(0.50)	$(0.46)	$(0.17)
Net loss - diluted	$(0.72)	$(0.50)	$(0.46)	$(0.17)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017 based on the COSO criteria.

This annual report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

License, Development and Distribution Agreement

On March 9, 2018, we entered into a License, Development and Distribution Agreement (the “Agreement”) with Qiagen LLC (“QIAGEN”), an indirect wholly-owned subsidiary of QIAGEN N.V., a Netherlands-based holding company, for the development and distribution of NGS-based genetic tests on our proprietary technology for use on QIAGEN's proprietary GeneReader® NGS sequencing platform in certain countries globally.

Under the Agreement, which has a ten (10) year term, we will receive an upfront license fee and prepaid royalties totaling $40 million. QIAGEN will owe us tiered royalties on a percentage basis based on net sales of its sequencers and reagent kits that are distributed by QIAGEN, as enabled by our technology. The tiers increase after the first and second years after commercial launch of such products. These royalties will initially be credited against the prepaid royalties and then paid quarterly to us once the prepaid royalties have been fully credited. QIAGEN has also committed to a minimum net sales requirement. We are also entitled to milestone payments from QIAGEN totaling $10 million upon the achievement of certain volume, regulatory, and commercial milestones.

For a certain period, QIAGEN is restricted from developing assays in prenatal screening competitive to the ones being developed based on our technology under this Agreement, and we are restricted from developing and selling certain in vitro diagnostic kits in prenatal screening independent of QIAGEN, unless such kits have been approved by regulatory authorities separately from a sequencing platform. These restrictions could be removed if QIAGEN fails to satisfy certain requirements related to the development and performance of its sequencing platform and to sales of the assays that are subject to the Agreement. In addition, if, in the future, QIAGEN satisfies certain requirements related to the development and performance of its sequencing platform for use with our prenatal screening assays, additional provisions related to an extended cooperation between both parties will apply.

The Agreement contains representations, warranties, covenants, termination provisions, and indemnification provisions that are generally customary for a transaction of this type.

We must return up to $15 million of the prepaid royalties if the Agreement expires, or under termination of the Agreement in most circumstances, without such prepaid royalties having been earned. The remainder of the prepaid royalties, to the extent not yet earned, and the technology access fee, are subject to return to QIAGEN by us only in the event of certain terminations of the Agreement.

The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which we intend to file with the Securities and Exchange Commission as an exhibit to our next Quarterly Report on Form 10-Q.

Settlement Agreement

On December 12, 2015, we received a civil investigative demand from the United States Department of Justice in connection with a qui tam action related to past reimbursement submissions for some of our testing. The qui tam action was originally filed under seal by the relators on January 26, 2015 in the United States District Court for the Western District of Kentucky. The qui tam complaint alleged that we submitted false claims to government health care programs for its testing services performed during the period from January 1, 2013 to December 31, 2016, and sought damages and penalties. The complaint was unsealed on February 8, 2018. On March 7, 2018, we reached agreement with the United States Department of Justice to resolve all claims made against us in the action. Under the settlement agreement, we will pay a total of approximately $11.4 million to the federal government and the participating state Medicaids, of which approximately $5.3 million plus applicable interest will be paid in four equal quarterly installments, subject to our option to prepay without penalty. In exchange for the payment of the settlement amounts, the United States and the relators agreed to release us from certain claims, including civil or administrative monetary relief sought under the complaint. The settlement agreement does not contain or represent an admission of liability or wrongdoing by us, and there will be no corporate integrity agreement.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders (the “Proxy Statement”), which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements (included in Part II of this report):
•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets
•	Statement of Operations
•	Statement of Stockholders’ Equity (Deficit)
•	Statement of Cash Flows
•	Notes to Financial Statements
(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	The following exhibits are filed with or incorporated by reference as part of this Annual Report on Form 10-K:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	6/22/2015
4.2	Amended and Restated Investors' Rights Agreement, dated November 20, 2014.	S-1	333-204622	4.2	6/1/2015
10.1*	2007 Stock Plan and form of agreements thereunder.	S-1	333-204622	10.1	6/1/2015
10.2*	2015 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-37478	10.2	3/23/2016
10.3*	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	6/25/2015
10.4	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	10-K	001-37478	10.4	3/16/2017
10.5	Warrant, dated April 18, 2013, by and between Registrant and Royalty Opportunities S. à r.l.	S-1	333-204622	10.9	6/1/2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6	Warrant, dated November 2, 2009, by and between Registrant and Silicon Valley Bank.	S-1	333-204622	10.10	6/1/2015
10.7	Form of Warrant to Purchase Common Stock.	S-1	333-204622	10.12	6/1/2015
10.8**	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended (conformed copy).	S-1/A	333-204622	10.13	6/30/2015
10.9**	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	8/11/2016
10.10**	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.2	8/11/2016
10.11***	Application Service Provider Agreement, dated September 19, 2014, by and between Registrant and DNAnexus, Inc., as amended	10-K	001-37478	10.11	3/16/2017
10.12*	Amended Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated June 7, 2007.	S-1/A	333-204622	10.15	6/25/2015
10.13*	Amended Employment Agreement, by and between Registrant and Jonathan Sheena, dated June 7, 2007.	S-1/A	333-204622	10.16	6/25/2015
10.14*	Offer Letter, by and between Registrant and Herm Rosenman, dated January 17, 2014.	S-1/A	333-204622	10.17	6/25/2015
10.15*	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.1	11/12/2015
10.16	UBS Credit Line Agreement, dated September 23, 2015, as amended.	10-Q	001-37478	10.2	11/12/2015
10.16.1	Amendment to UBS Credit Line Agreement, dated July 5, 2017.	10-Q	001-37478	10.1	8/9/2017
10.17*	Natera, Inc. Management Cash Incentive Plan.	10-Q	001-37478	10.3	11/12/2015
10.18	Lease, dated October 26, 2015, by and between Registrant and BMR-201 Industrial Road LP.	10-K	001-37478	10.23	3/23/2016
10.19	First Amendment to Lease, dated October 6, 2016, by and between Registrant and BMR-201 Industrial Road LP.	10-Q	001-37478	10.1	11/10/2016
10.20***	Credit Agreement, dated as of August 8, 2017, by and between Natera, Inc. and Orbimed Royalty Opportunities II, LP.	10-Q	001-37478	10.1	11/9/2017
10.21***	Pledge & Security Agreement, dated as of August 8, 2017, by and between Natera, Inc., Natera International, Inc., NSTX, Inc. and Orbimed Royalty Opportunities II, LP.	10-Q	001-37478	10.2	11/9/2017

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22	Guarantee, dated as of August 8, 2017, by and between Natera International, Inc., NSTX, Inc. and Orbimed Royalty Opportunities II, LP.	10-Q	001-37478	10.3	11/9/2017
21.1	List of Subsidiaries of the Registrant.	10-K	001-37478	21.1	3/16/2017
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on this 15th day of March, 2018.

/s/
Natera, Inc.
/ s / Michael Brophy
Michael Brophy
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Matthew Rabinowitz and Michael Brophy as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/ s / Matthew Rabinowitz Matthew Rabinowitz	Chief Executive Officer, President and Chairman (Principal Executive Officer)	March 15, 2018

/ s / Michael Brophy Michael Brophy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018

/ s / Jonathan Sheena Jonathan Sheena	Chief Technology Officer and Director	March 15, 2018

/ s / Roelof F. Botha Roelof F. Botha	Director	March 15, 2018

/ s / Todd Cozzens Todd Cozzens	Director	March 15, 2018

/ s / Edward C. Driscoll, Jr. Edward C. Driscoll, Jr.	Director	March 15, 2018

/ s / James I. Healy James I. Healy	Director	March 15, 2018

/ s / Gail Marcus Gail Marcus	Director	March 15, 2018

/ s / Herm Rosenman Herm Rosenman	Director	March 15, 2018

/ s / John Steuart John Steuart	Director	March 15, 2018