Form 10-Q/A
period 2017-09-30
Natera, Inc.
filed 2018-03-22
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-37478

NATERA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	01-0894487
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Industrial Road, Suite 410 San Carlos, CA	94070
(Address of Principal Executive Offices)	(Zip Code)

(650) 249-9090

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

As of October 31, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 53,768,979.

EXPLANATORY NOTE

Natera, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Quarterly Report”), which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on November 9, 2017. The purpose of this Amendment is to refile Exhibit 10.1, which was originally filed with the Quarterly Report, without redaction to certain sections of Exhibit 10.1 in response to comments provided by the staff of the SEC relating to the confidential treatment request previously filed by the Company with respect to Exhibit 10.1.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Quarterly Report or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Quarterly Report.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

ITEM 6         EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015

3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015

10.1*	Credit Agreement, dated as of August 8, 2017, by and between Natera, Inc. and Orbimed Royalty Opportunities II, LP.					X

10.2*#	Pledge & Security Agreement, dated as of August 8, 2017, by and between Natera, Inc., Natera International, Inc., NSTX, Inc. and Orbimed Royalty Opportunities II, LP.					X

10.3#	Guarantee, dated as of August 8, 2017, by and between Natera International, Inc., NSTX, Inc. and Orbimed Royalty Opportunities II, LP.					X

31.1#	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2#	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*                                         Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

†                                         The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Natera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.

#                                         Previously filed or furnished with the Quarterly Report filed on November 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATERA, INC.

Date: March 21, 2018	By:	/s/ Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/s/ Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)