Form 10-Q
period 2018-03-31
Natera, Inc.
filed 2018-05-10
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 54,512,645.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

 (in thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(As Revised)
Assets
Current assets:
Cash and cash equivalents	$33,674	$12,620
Restricted cash, current portion	5,674	59
Short-term investments	80,023	106,247
Accounts receivable, net of allowance of $1,881 in 2018 and $2,000 in 2017	50,326	44,089
Inventory	11,911	8,998
Prepaid expenses and other current assets	5,915	8,612
Total current assets	187,523	180,625
Property and equipment, net	26,878	29,667
Restricted cash, long-term portion	342	342
Other assets	3,912	3,979
Total assets	$218,655	$214,613
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,608	$8,529
Accrued compensation	9,933	9,599
Other accrued liabilities	31,523	33,257
Deferred revenue, current portion	1,443	1,420
Short-term debt financing	50,125	50,112
Warrants	2,751	2,644
Total current liabilities	104,383	105,561
Long-term debt financing	73,138	73,065
Deferred rent, net of current portion	9,548	9,241
Deferred revenue, long-term portion	35,462	—
Other long-term liabilities	—	1,329
Total liabilities	222,531	189,196
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2018 and December 31, 2017, respectively; 54,251 and 54,040 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid in capital	476,270	472,552
Accumulated deficit	(479,248)	(446,375)
Accumulated other comprehensive loss	(904)	(766)
Total stockholders’ (deficit) equity	(3,876)	25,417
Total liabilities and stockholders’ equity (deficit)	$218,655	$214,613

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (in thousands, except per share data)

	Three months ended
	March 31,
	2018	2017
		(As Revised)
Revenues
Product revenues	$54,269	$48,394
Licensing and other revenues	8,071	988
Total revenues	62,340	49,382
Cost and expenses
Cost of product revenues	39,055	33,088
Cost of licensing and other revenues	1,537	612
Research and development	14,340	12,650
Selling, general and administrative	37,925	37,582
Total cost and expenses	92,857	83,932
Loss from operations	(30,517)	(34,550)
Interest expense	(2,389)	(183)
Interest and other income	137	1,300
Loss before income taxes	(32,769)	(33,433)
Income tax expense	(104)	(47)
Net loss	$(32,873)	$(33,480)
Unrealized (loss) gain on available-for-sale securities, net of tax	(138)	200
Comprehensive loss	$(33,011)	$(33,280)

Net loss per share (Note 12):
Basic	$(0.61)	$(0.63)
Diluted	$(0.61)	$(0.65)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	54,132	52,758
Diluted	54,132	53,043

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

 (in thousands)

	Three months ended
	March 31,
	2018	2017
		(As Revised)
Operating activities
Net loss	$(32,873)	$(33,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,860	1,758
Stock-based compensation	3,154	2,543
Premium amortization and discount accretion on investment securities	144	269
Amortization of debt discount	98	—
Interest accrued for borrowings	13	184
Inventory excess adjustments	45	145
Loss on disposal of property and equipment	—	12
Impairment of assets	1,544	576
Loss on investments	32	40
Loss (gain) from changes in fair value of warrants	108	(1,042)
Provision for doubtful accounts	48	(101)
Changes in operating assets and liabilities:
Accounts receivable	(6,284)	3,538
Inventory	(2,959)	(1,954)
Prepaid expenses and other current assets	2,524	(810)
Other assets	215	165
Accounts payable	51	(1,902)
Accrued compensation	333	(1,739)
Other accrued liabilities	(2,799)	5,612
Deferred revenue	35,485	18
Deferred rent, net of current portion	307	1,548
Net cash provided by (used in) operating activities	1,046	(24,620)

Investing activities
Purchases of investments	(9,986)	(3,995)
Proceeds from sale of investments	27,896	25,053
Proceeds from maturity of investments	8,000	3,000
Purchases of property and equipment, net	(852)	(6,338)
Net cash provided by investing activities	25,058	17,720

Financing activities
Proceeds from exercise of stock options	565	413
Net cash provided by financing activities	565	413

Net increase (decrease) in cash, cash equivalents and restricted cash	26,669	(6,487)
Cash, cash equivalents and restricted cash, beginning of period	13,021	16,690
Cash, cash equivalents and restricted cash, end of period	$39,690	$10,203

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty. All testing is available principally in the United States, and the Company also offers its Panorama test to customers primarily in Europe. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. The Company also offers Evercord, which is a cord blood and cord tissue processing and storage service; and SignateraTM, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual's tumor, for research use only by oncology researchers and biopharmaceutical companies. Further, the Company has expanded its Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers retroactively to January 1, 2016, as discussed under the Recently Adopted Accounting Pronouncements section in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new accounting standards, as indicated by the “as revised” notation.

In the opinion of management, the unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the three months ended March 31, 2018, the Company had a net loss of $32.9 million, which increased the accumulated deficit to $479.3 million at March 31, 2018 from $446.4 million at December 31, 2017 following the full retrospective adoption of Accounting Codification Standards 606, Revenue from Contracts with Customers (“ASC 606”), which required a cumulative-effect adjustment to be recorded to the opening balance of the Company’s accumulated deficit as of January 1, 2016. At March 31, 2018, the Company had $33.7 million in cash and cash equivalents, $80.0 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 9) including accrued interest, and $73.1 million of net carrying amount of the 2017 Term Loan (as defined in Note 9). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 10, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiary. The Company established a subsidiary that operates in the state of Texas to support the Company’s laboratory and operational functions. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, contract assets and deferred revenue, accrued liability for potential refund requests, stock-based compensation, the fair value of common stock and warrants, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. Short-term restricted cash consists of $5.7 million cash deposits held to secure commercial letters of credit issued by financial institutions, of which approximately $5.6 million pertains to a letter of credit associated with a settlement agreement in connection with reimbursement related claims (as described in Note 7 under Legal Proceedings) as of March 31, 2018. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

The Company adopted ASU 2016-18 effective January 1, 2018, which required the change in restricted cash to be included as part of the total cash and cash equivalents. While restricted cash is still presented as a separate line item in the Company’s balance sheet, it will no longer be presented as a separate item in the statements of cash flows.  ASU 2016-18 also required a restatement of the statements of cash flows in the prior period presented to report this change.  The following is the reconciliation between how restricted cash is presented in the balance sheet and the statements of cash flows for all periods presented:

	March 31,	December 31,	March 31,	December 31,
	2018	2017	2017	2016
	(in thousands)
Cash and cash equivalents in balance sheet	$33,674	$12,620	$9,086	$15,256
Restricted cash, current portion in balance sheet	5,674	59	775	1,092
Restricted cash in other assets in balance sheet	342	342	342	342
Total cash, cash equivalents and restricted cash in statements of cash flows	$39,690	$13,021	$10,203	$16,690

Investments

Investments consist primarily of debt securities such as U.S. Treasuries, U.S. agency and municipal bonds. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended March 31, 2018 and 2017, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2018 and December 31, 2017, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Revenue Recognition

The Company adopted the new revenue recognition guidance, ASC 606, beginning January 1, 2018. ASC 606 mandates revenue recognition to be evaluated using the following five steps:

•	Identification of a contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Revenue recognition when, or as, the performance obligations are satisfied

See Note 3, Revenue Recognition, for detailed discussions of product revenues, licensing and other revenues, and how the five steps described above are applied.

Cost of Product Revenues

The components of cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, third-party test fees and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with the performance of diagnostic services are recorded as tests are accessioned.

Cost of Licensing and Other Revenues

The components of cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred to improve and maintain the Constellation software platform, and amortization of Constellation software development costs. Costs also include collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility.

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

The Black-Scholes option-pricing model requires the input of the Company's expected stock price volatility, the expected term of the awards, and a risk-free interest rate. Determining these assumptions requires significant judgment. The expected term was the calculation of the average of—(i) the employees’ historical stock option exercise behavior and (ii) the weighted-average of the time-to-vesting and the total contractual life of the options. The volatility rate was based on that of publicly traded companies in the DNA sequencing, diagnostics, or personalized medicine industries. When selecting the public companies in these industries to be used in the volatility calculation, companies were selected with comparable characteristics to the Company, including enterprise value and financial leverage. Companies were also selected with historical share price volatility sufficient to meet the expected term of the Company's stock options. The historical volatility data was computed using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of the Company's stock options. The expected term of the non-employee option grants was based on their remaining contractual life at the measurement date. The risk-free interest rate assumption was based on U.S. Treasury instruments with maturities that were consistent with the option's expected term.

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

Capitalized Software Held for Internal Use

The Company capitalizes salaries and related costs of employees and consultants who devote time to the development of internal-use software development projects. Capitalization begins during the application development stage, once the preliminary project stage has been completed. If a project constitutes an enhancement to previously developed software, the Company assesses whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases and the Company estimates the useful life of the asset and begins amortization. The Company periodically assesses whether triggering events are present to review internal-use software for impairment. Changes in estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the reporting period. See Property and Equipment, net under Note 6 for more detail regarding an impairment charge recorded to write off certain project development costs during the three months ended March 31, 2018.

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $2.2 million and $2.6 million as of March 31, 2018 and December 31, 2017, respectively. Amortized expense for amounts previously capitalized for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.2 million, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	March 31,
	2017	Increase	Adjustment	2018
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(766)	$(170)	$32	$(904)
Total accumulated other comprehensive (loss) income, net of tax	$(766)	$(170)	$32	$(904)

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for potential dilutive shares. For purposes of the diluted net loss per share calculation, outstanding common stock options, RSUs, ESPP, and warrants are considered potential dilutive shares but are excluded from this calculation as the result becomes anti-dilutive, unless the consideration of any one of them gives a dilutive effect.

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

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company then compares the carrying amount of the long-lived assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. See Note 6 for more detail regarding assets impairment.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09, which defines the core principles of ASC 606, establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASC 606 also impacts the accounting for costs incurred in obtaining a contract with a customer, provided that such costs are considered incremental and recoverable by the Company.

Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective approach. The Company revised the financial results in its statements of operations and comprehensive loss for three months ended March 31, 2017 and balance sheet as of December 31, 2017, as if ASC 606 had been effective for those periods. The adoption of ASC 606 resulted in a cumulative-effect adjustment of $41.6 million retroactively to the opening balance of accumulated deficit as of January 1, 2016. The impact of adopting the new guidance on product revenues for the three months ended March 31, 2017 was an increase of $2.5 million. For financial statement disclosure purposes, the Company elected one of the practical expedients under ASC 606 to forego disclosures related to the allocation of consideration to the remaining performance obligations and the timing in which revenues will be recognized from such performance obligations.

Upon the adoption of ASC 606, the Company revised the following selected amounts in its condensed consolidated balance sheet from amounts previously reported:

	December 31, 2017
	As Previously	Adoption of
	Reported	ASC 606	As Revised
	(in thousands)
Accounts receivable, net of allowance	$8,252	$35,837	$44,089
Other accrued liabilities	33,207	50	33,257
Accumulated deficit	$(482,162)	$35,787	$(446,375)

Upon the adoption of ASC 606, the Company restated the following selected amounts in its unaudited condensed consolidated statements of operations and comprehensive loss from amounts previously reported:

	Three months ended March 31, 2017
	As Previously	Adoption of
	Reported	ASC 606	As Revised
	(in thousands)
Product revenues	$45,913	$2,481	$48,394
Licensing and other revenues	988	—	988
Total revenues	46,901	2,481	49,382

Loss from operations	(37,031)	2,481	(34,550)
Net loss	(35,961)	2,481	(33,480)
Net loss per share:
Basic	(0.68)	0.05	(0.63)
Diluted	$(0.70)	$0.05	$(0.65)

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-08”), Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The Company adopted this new guidance beginning January 1, 2018 and retroactively adjusted the statements of cash flows for three months ended March 31, 2017 to show the combined result of cash and cash equivalents and restricted cash.

	Three months ended March 31, 2017
	As Previously	Adoption of	Adoption of
	Reported	ASU 2016-18	ASC 606	As Revised
	(in thousands)
Operating activities:
Net loss	$(35,961)	$—	$2,481	$(33,480)
Changes in operating assets and liabilities:
Accounts receivable	6,019	—	(2,481)	3,538
Net cash used in operating activities	(24,303)	(317)	—	(24,620)
Cash, cash equivalents and restricted cash, beginning of period	15,256	1,434	—	16,690
Cash, cash equivalents and restricted cash, end of period	$9,086	$1,117	$—	$10,203

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The purpose of ASU 2016-15 is to limit diversity in the classification of certain transactions in the statement of cash flows. Such transactions include (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon bonds, (3) contingent consideration payments made after a business combination, (4) proceeds from insurance claims settlement, (5) proceeds from settlement of life insurance policies, and (6) distributions of equity method investments. The Company adopted this new guidance beginning January 1, 2018, which did not result in a material impact on its financial statements as none of the transactions described above occurred during the three months ended March 31, 2018.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (“ASU 2017-09”), Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The purpose of this ASU is to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this new guidance beginning January 1, 2018, and the impact on its financial statements is not material upon adoption.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for the Company in the fiscal year beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The modified retrospective approach must be applied to leases in existence as of the date of the adoption, and the Company expects that its lease assets and lease liabilities will increase in its financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new guidance was established as a result of the Tax Cuts and Jobs Act passed in December 2017, which provides an opportunity for entities to reclassify residual income tax effects from accumulated other comprehensive income to retained earnings due to the reduction of the corporate income tax rate. The new guidance will be effective in the first quarter of 2019, and interim periods within that year, with early adoption permitted. The Company will have the option to apply this new guidance using either the full retrospective approach or to record the reclassifications as of the beginning date in the period of adoption. The Company is currently evaluating the impact of adopting ASU 2018-02 on its financial statements.

3.  Revenue Recognition

The Company recognizes revenues when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers.

Product Revenues

Product revenues are derived from contracts with insurance carriers, laboratory partners and patients in connection with sales of prenatal genetic tests. The majority of the Company’s revenues is derived from Panorama NIPT, HCS (as defined in Note 1), and to a lesser extent, other genetic tests. The Company enters into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered as third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, the Company sells tests to a number of domestic and international laboratory partners and identifies the laboratory partners as customers provided that there is a test services agreement between the two parties.

A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606.  A portion of the consideration should be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company evaluates its contracts with insurance carriers, laboratory partners and patients and identifies a single performance obligation in those contracts, which is the delivery of the test results.

The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable consideration related to disallowed cases, discounts, refunds and doubtful accounts, and is estimated using the expected value approach. For insurance carriers with similar reimbursement characteristics, the Company uses the portfolio approach to estimate total collections for the Company’s products. The consideration expected from laboratory partners usually includes a fixed amount, but it can be variable depending on the volume of tests performed, and the Company determines the variable consideration using the expected value approach. For insurance carriers, laboratory partners and patients, the Company allocates the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

When assessing the total consideration for insurance carriers and patients, a certain percentage of revenues is adjusted for refunds, which is considered as variable consideration that constrains to ensure that no material reversal of revenues occurs in subsequent periods.

The Company generally bills an insurance carrier, a laboratory partner or a patient upon delivery of test results. The Company also bills patients directly for out-of-pocket costs involving co-pays and deductibles that they are responsible for. Tests billed to insurance carriers and directly to patients usually take an average of nine to twelve months to collect the payments, and for tests billed to laboratory distribution partners, the average collection cycle takes approximately two to three months. At times, the Company may or may not get reimbursed for the full amount billed. Further, the Company may not get reimbursed at all for tests performed if such tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier, or if the tests were not previously authorized.

Product revenue is recognized in an amount that equals to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended March 31, 2018,  $0.9 million was released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software. The Company also recognizes revenues from Evercord for the collection and storage of newborn cord blood and cord tissue units.

Constellation

The laboratory partners with which the Company enters into a licensing arrangement represent the licensees and are identified as customers. The licensees do not have the right to possess the Company’s software, but rather receive the software as a service. These arrangements often include: (i) the delivery of the software as a service, (ii) the necessary support and training, and (iii) the reagent kits (“IVD kits”) to be consumed as tests are processed. The Company does not consider the software as a service, the support and training as being distinct in the context of such arrangements, and therefore they are combined as a single performance obligation. The software, support and training are delivered simultaneously to the licensees over the term of the arrangement.

The Company provides IVD kits that are customized for its licensees to process tests using its cloud-based software. IVD kits revenues are recognized based on their standalone selling price at a point in time upon delivery to the licensees.

The Company bills the majority of licensees, who process the tests in their laboratories, a fixed price for each test processed. Licensing revenues are recognized as the performance obligations are satisfied over time and reported in licensing and other revenues in the statements of operations and comprehensive loss.

Evercord

The Company recognizes revenues from Evercord for the collection and storage of newborn cord blood and cord tissue units. The patient enters into an enrollment agreement with the Company. According to the agreement, there are two performance obligations: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units, which are considered delivered at the beginning of the process (the “processing services”), and (ii) the storage of the cord blood and cord tissue units (the “storage services”), for either an annual fee or a prepayment covering an extended period or the lifetime of the newborn donor.

The Company offers its processing services together with storage services, and each of them is capable of being distinct, and is distinct in the context of the contract, and therefore, represents separate performance obligations.  Evercord customers may pay for both processing and storage services over a period of 6,  12, or 18 months. The transaction price for the processing and storage services is calculated as the stated contract price, adjusted for discounts, refunds, and significant financing components. The Company determines that the transaction price represents the standalone selling prices that are observable in the market for both the processing and storage services. The total consideration is allocated between the processing services and storage services based on their standalone selling prices.

Upon the completion of the processing services, the Company issues a certificate of preservation indicating that the cord blood and cord tissue units are ready for storage, and processing revenues are recognized at this particular point in time. Storage revenues are recognized over time, which is the applicable storage period. The Company believes the methodology of recognizing storage revenues over time meaningfully depicts the timing of storage services delivered to customers as it exerts the necessary efforts to deliver such services equally over time. Evercord revenues are reported in licensing and other revenues in the statements of operations and comprehensive loss.

Qiagen

In March 2018, the Company entered into a License, Development and Distribution Agreement (“the Qiagen Agreement”) with Qiagen under which the Company granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the agreement, the Company is initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million. All or a portion of the prepaid royalties are refundable in limited circumstances. In addition, the Company is entitled to potential milestone payments from Qiagen upon the achievement of certain volume, regulatory and commercial milestones, and tiered royalties. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. The Company provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

The Company identified the following goods and services in the agreement that it concluded were distinct performance obligations:

Technology license. The Company granted the right to Qiagen to use its proprietary intellectual properties (“technology license”) to develop, manufacture, distribute and commercialize genetic testing assays and sequencing systems in certain countries. The technology license was transferred to Qiagen at the inception of this agreement when the license became effective and the technology transfer was completed.

Development services. The Company is responsible for providing certain support services to assist Qiagen in its design and development of the genetic testing assays.

Market development support. The Company is required to support Qiagen’s market development for the genetic testing assays.

Option to expand commercialization to another country. The Company has provided an option to Qiagen to expand the commercialization of its genetic testing assays to another country following all of the necessary regulatory approvals.

The initial transaction price was estimated to be $15.0 million based on the most likely amount approach, which was comprised of the upfront non-refundable fee and a payment associated with the initial milestone under the agreement.  The remaining milestone and prepaid royalty amounts were not included in the transaction price due to the uncertainties of research and development and the potential for prepaid royalty refund, as it is not currently probable that the associated revenue, if recognized, would not be reversed later. Royalties, including prepaid royalties, will generally not be recognized until earned. The allocation of the transaction price was performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. Future variable consideration such as milestones and royalties is considered associated with the technology license performance obligation. The amounts included in the initial transaction price were allocated to the remaining value of the technology license, as well as development services, market development support and the option to expand commercialization using the relative standalone selling price approach. The amount initially allocated to the technology license was $5.5 million.

For the three months ended March 31, 2018, the Company recognized revenue of $5.5 million upon the delivery of its technology license to Qiagen. As of March 31, 2018, the Company reported a net amount of $34.5 million as deferred revenue, long-term portion, in its balance sheet. The remaining performance obligations were comprised of development services and market development support, for which revenue will be recognized over time based on the value of services; and the option for Qiagen to expand its commercialization to another country, with revenue recognized at a point in time when such option is exercised or expires. The Company expects to recognize $9.5 million of the amounts reported as long-term deferred revenue as each remaining performance obligation is satisfied.

There were no incremental origination costs associated with entering into the Qiagen Agreement.

The primary source of the Company’s revenues relates to the sale of prenatal genetic tests. The Company also recognizes licensing revenues from its cloud-based software platform, Constellation and other revenues. The following table shows disaggregation of revenues by types of products and services, with sales of genetic tests further disaggregated by test families:

	Three months ended
	March 31,
	2018	2017
(Amounts in thousands)		(As Revised)
Sales of genetic tests
Panorama NIPT	$33,267	$32,559
HCS	18,262	12,953
Other genetic tests	2,740	2,882
Product revenues	54,269	48,394
Licensing and other
Constellation	1,305	988
Other	6,766	—
Licensing and other revenues	8,071	988
Total revenues	$62,340	$49,382

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended
	March 31,
	2018	2017
(Amounts in thousands)		(As Revised)
Insurance carriers	$44,142	$38,840
Laboratory partners	14,888	8,093
Patients	3,310	2,449
Total revenues	$62,340	$49,382

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended
	March 31,
	2018	2017
(Amounts in thousands)		(As Revised)
United States	$50,364	$43,825
Americas, excluding U.S.	850	700
Europe, Middle East, India, Africa	9,322	3,216
Other	1,804	1,641
Total revenues	$62,340	$49,382

In accordance with ASC 340-40,  any incremental costs incurred to obtain a contract with a customer are required to be capitalized and amortized over the period in which the goods and services are transferred to the customer. The Company has elected to apply a practical expedient under ASC 340-40 to recognize the incremental costs of obtaining a contract as an expense when incurred provided that the amortization period of such costs, if capitalized, is one year or less.

The following table summarizes changes in the balances of the Company’s accounts receivable and deferred revenue during the three months ended March 31, 2018:

	Balance at			Balance at
	December 31,			March 31,
	2017	Additions	Deductions	2018
(Amounts in thousands)	(As Revised)
Assets:
Accounts receivable	$44,089	$55,004	$(48,767)	$50,326
Liabilities:
Deferred revenue, current portion	$1,420	$964	$(941)	$1,443
Deferred revenue, long-term	$—	$35,462	$—	$35,462

During the three months ended March 31, 2018, the Company recognized $0.9 million of revenue from Evercord storage services that were undelivered in prior periods. As of March 31, 2018, deferred revenues totaled $2.4 million, which consisted of $1.4 million of Evercord storage services that will be fulfilled within the next 12 months, and $1.0 million of such will be delivered by the Company over the remaining contractual life.

4. Fair Value Measurements

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2018				December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$21,349	$—	$—	$21,349	$3,477	$—	$—	$3,477
U.S. Treasury securities	45,920	—	—	45,920	67,026	—	—	67,026
U.S. agency securities	—	22,329	—	22,329	—	27,072	—	27,072
Municipal securities	—	11,774	—	11,774	—	12,149	—	12,149
Total financial assets	$67,269	$34,103	$—	$101,372	$70,503	$39,221	$—	$109,724

Current Liabilities:
Warrants	$—	$—	$2,751	$2,751	$—	$—	$2,644	$2,644
Total financial liabilities	$—	$—	$2,751	$2,751	$—	$—	$2,644	$2,644

During the three months ended March 31,  2018, the Company did not make any transfers between Level I and Level II assets.

The Company's warrants to purchase common stock are valued using Level III inputs; the Company used inputs from a Black-Scholes model with market volatility that is determined for comparable companies in the same business sector. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the three months ended March 31, 2018:

Warrants
(in thousands)
Balance at December 31, 2017	$2,644
Change in fair value	107
Balance at March 31, 2018	$2,751

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based on inputs from a Black-Scholes option-pricing model, with the expected term of 5.0 years, risk-free interest rate of 2.56%, and market volatility of 40.95% that was determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

Determining the fair value of warrants requires the application of judgment on the associated valuation assumptions described above. The assumptions used in calculating the fair value of warrants represent the Company’s estimates, but these estimates involve inherent uncertainties. As a result, if factors change and the Company uses different assumptions, the fair value of warrants could be significantly different in the future.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$21,349	$—	$—	$21,349	$3,477	$—	$—	$3,477
U.S. Treasury securities	46,496	1	(577)	45,920	67,480	10	(464)	67,026
U.S. agency securities	22,562	—	(233)	22,329	27,293	—	(221)	27,072
Municipal securities	11,869	—	(95)	11,774	12,240	—	(91)	12,149
Total	$102,276	$1	$(905)	$101,372	$110,490	$10	$(776)	$109,724

Classified as:
Cash equivalents				$21,349				$3,477
Short-term investments				80,023				106,247
Total				$101,372				$109,724

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2018 and 2017,  the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of March 31, 2018, the Company had 17 investments in an unrealized loss position in its portfolio.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2018:

	March 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$39,157	$39,021
Greater than one year but less than five years	41,770	41,002
Total	$80,927	$80,023

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2018	2017
		(in thousands)
Machinery and equipment	3-5 years	$32,022	$31,825
Furniture and fixtures	3 years	1,265	1,216
Computer equipment	3 years	2,028	1,958
Capitalized software held for internal use	3 years	4,465	4,465
Leasehold improvements	Lesser of useful life or lease term	10,745	10,691
Construction-in-process		5,198	6,497
		55,723	56,652
Less: Accumulated depreciation and amortization		(28,845)	(26,985)
Total Property and Equipment, net		$26,878	$29,667

During the three months ended March 31, 2018, an asset impairment charge of $1.6 million was recorded in research and development expenses in the statements of operations and comprehensive loss. This charge was recorded to write off the project development costs that were previously capitalized.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company agreed to pay total consideration of $3.2 million. The total consideration was paid in the third quarter of 2016. As of March 31, 2018 and December 31, 2017,  $1.6 million and $1.8 million of deferred costs related to the total consideration paid were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement and for the three months ended March 31, 2018, the Company amortized $0.2 million of such costs, which was recorded as a reduction of product revenues in the statements of operations and comprehensive loss.

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments (as described in Note 9). The Company also paid legal fees totaling $0.3 million in connection with this term loan. Total debt issuance costs of $2.7 million is accounted for as a debt discount.  For financial statement presentation purposes, the Company has classified $2.0 million of the debt discount as a direct reduction from the outstanding debt balance, while $0.7 million of such remains in noncurrent assets for the unused borrowing capacity of $25.0 million. The debt discount is being amortized on a straight-line basis over the term of the loan. For the three months ended March 31, 2018, amortization of the debt discount was insignificant. As of March 31, 2018, total unamortized debt discount was $0.6 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Accrued paid time off	$1,808	$1,806
Accrued commissions	3,365	3,558
Accrued bonuses	1,433	2,063
Other accrued compensation	3,327	2,172
Total accrued compensation	$9,933	$9,599

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
(Amounts in thousands)		(As Revised)
Settlement accrued for reimbursement related claims	$6,074	$10,062
Reserves for refunds to insurance carriers	7,071	6,794
Accrued charges for third party test fees	7,301	6,566
Testing and laboratory materials from suppliers	1,653	1,367
Marketing and corporate affairs	1,223	1,456
Legal, audit and consulting fees	913	206
Accrued shipping charges	482	198
Sales tax payable	947	504
Accrued specimen service fees	1,026	683
Accrued rent	868	856
Clinical trials and studies	557	483
Other accrued expenses	3,408	4,082
Total other accrued liabilities	$31,523	$33,257

As of December 31, 2017, the Company accrued a total of $11.4 million for amounts due under a settlement agreement related to reimbursement related claims, of which $10.1 million was the current portion and $1.3 million was recorded in other long-term liabilities. As of March 31, 2018, the Company had reclassified the noncurrent portion of the $1.3 million to other current liabilities. The Company was allowed to make four equal installments, and the first installment of approximately $5.3 million had been paid as of March 31, 2018.

During the three months ended March 31, 2018, the Company reserved approximately $1.2 million for refunds to insurance carriers. Amounts totaling $0.9 million previously held in reserves from payers were released and recognized as product revenues in the statements of operations and comprehensive loss. Amounts reserved totaled $7.1 million as of March 31, 2018 and December 31, 2017.

7. Commitments and Contingencies

Operating Leases

As of March 31, 2018, the Company leases office facilities under non‑cancelable operating lease agreements. The Company currently occupies approximately 113,000 square feet of laboratory and office space at its San Carlos, California corporate headquarters pursuant to a lease that it directly entered into with its landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $319,095 per month. The Second Space covers approximately 25,000 square feet at a base rent of $97,431 per month. The Company paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately 84 months and expires in October 2023. According to the terms of this lease, the Company submitted claims for tenant improvements allowance totaling $0.2 million to the landlord for reimbursements in March 2018. The tenant improvements allowance is being amortized over the lease term.

In March 2018, the Company entered into a lease for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility will begin in June 2018 with rent payment commencing in August 2018 at $11,900 per month, subject to an annual increase of approximately 3%. The lease term is 62 months expiring in July 2023.

In October 2016, the Company entered into a sublease for additional office space in Redwood City, California that covers approximately 13,000 square feet. The lease term of the additional space began in November 2016 and carried a monthly base rent of $49,140, subject to an annual increase of 3%, with a security deposit of $0.1 million. According to the lease agreement, the Company was given an option to terminate this sublease as early as September 30, 2018, provided that the landlord was notified in writing six months prior to the termination date. In March 2018, the Company submitted the required written notification to the landlord to terminate this sublease early by September 30, 2018, and is continuing to make rent payments until that point in time.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary paid a security deposit of $0.4 million, and the landlord allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of March 31, 2018, the full amount of the allowance has been reimbursed by the landlord.

The future annual minimum lease payments under all non-cancelable operating leases as of March 31, 2018 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2018 (remaining 9 months)	$6,164
2019	8,692
2020	8,825
2021	9,067
2022	9,319
2023 and thereafter	14,832
Total future minimum lease payments	$56,899

Rent expense for the three months ended March 31, 2018 and 2017 was $2.1 million and $1.7 million, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On March 16, 2018, a lawsuit against the Company was filed in the United States District Court for the Northern District of California by Illumina, Inc., alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ‘831 patent). Among other relief, the complaint seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. The Company intends to vigorously defend against the claims in this lawsuit, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution of this lawsuit would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded back to the San Mateo Superior Court. The Company has appealed the remand and discovery has been stayed, or held, pending the appeal. The Company also filed a demurrer, or a request for dismissal as a matter of law, in the San Mateo Superior Court, which was granted on October 23, 2017.  The San Mateo Superior Court demurred the claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, as amended, without leave to re-file. The San Mateo Superior Court granted the demurrer as to Section 11 of the Act with leave to re-file.  Plaintiffs refiled an amended complaint on November 22, 2017. The Company filed a motion for judgment on the pleadings under the amended complaint on January 25, 2018, which the plaintiffs opposed. The hearing on the motion is scheduled for May 2018. The Company intends to continue to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On March 4, 2016, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Diego, by a patient alleging that Natera failed to perform a carrier screening test that was ordered. The complaint seeks compensatory damages. On May 26, 2017, the Company filed a motion for summary judgment, which was denied. The matter was resolved between the parties and the Company’s insurer in April 2018.

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

Contractual Commitments

As of March 31, 2018, the Company has non-cancelable contractual commitments with a supplier for approximately $5.9 million and other material supplier commitments for approximately $5.0 million for inventory material used in the laboratory testing process.

As of March 31,  2018, the Company has a non-cancelable license agreement with a vendor for approximately $1.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

As of March 31, 2018, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $0.6 million for the next 12 months.

As of March 31, 2018, the Company has non-cancelable minimum purchase commitments with a supplier of diagnostic reagents totaling approximately $3.7 million through February 2020.

As of March 31, 2018, the Company has $3.7 million of non-cancelable contractual commitments with a vendor for a minimum number of tests processed until December 31, 2018.

8. Stock‑Based Compensation

2015 Equity Incentive Plan

In June 2015, the Board adopted, and the Company’s stockholders approved, the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which, by its terms, took effect as of the Company’s IPO on July 2, 2015. The 2015 Plan replaced the Company’s 2007 Stock Plan (the “2007 Plan”). No further awards have been granted under the 2007 Plan after July 1, 2015.  However, any remaining awards that were outstanding under the 2007 Plan will continue to be governed by the terms of that plan. The Company initially reserved 3,451,495 shares of its common stock for issuance under the 2015 Plan; in addition, the Company authorized the reservation of up to 9,890,310 shares of common stock to cover shares reserved but unissued under the 2007 Plan and shares subject to outstanding awards under the 2007 Plan that expire or lapse unexercised or shares issued under the 2007 Plan that are subsequently reacquired by the Company.

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

For the three months ended March 31, 2018, the Company recognized stock-based compensation expense of $0.2 million associated with the performance-based options after it evaluated that milestone (ii) described above was probable of being achieved.

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

The first offering period of 2018 started on November 1, 2017 and ended on April 30, 2018. As of March 31 2018,  no shares had been purchased in this offering period.

Stock Options

The following table summarizes option activity for the three months ended March 31, 2018:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2017	4,737	9,963	$6.54	7.03	$31,902
Additional shares authorized	2,162	—
Options granted	(1,150)	1,150	$9.20
Options exercised	—	(144)	$3.91
Options forfeited/cancelled	237	(237)	$11.23
Balance at March 31, 2018	5,986	10,732	$6.76	7.13	$32,784
Exercisable at March 31, 2018		6,494	$4.80	5.98	$31,337
Vested and expected to vest at March 31, 2018		10,511	$6.70	7.09	$32,709

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2018:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2017	389	$10.38
Granted	703	$9.31
Vested	(66)	$10.19
Canceled/forfeited	(12)	$10.26
Balance at March 31, 2018	1,014	$9.65

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018			2017
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$138	$4	$142	$143	$(12)	$131
Research and development	903	—	903	650	—	650
Selling, general and administrative	2,108	1	2,109	1,764	(2)	1,762
Total	$3,149	$5	$3,154	$2,557	$(14)	$2,543

As of March 31, 2018, approximately $28.0 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 2.86 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended March 31,
	2018			2017
Expected term (years)	5.24	—	5.59	5.10
Expected volatility	40.28%	—	40.88%	62.71%
Expected dividend rate			0.00%	0.00%
Risk-free interest rate	2.37%	—	2.70%	1.91%

Valuation of Stock Option Grants to Non-Employees

As of March 31, 2018, total options outstanding include 105,448 shares of option awards that were granted to non-employees, of which 7,301 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Three months ended March 31,
	2018			2017
Expected term (years)	2.72	—	2.74	2.67
Expected volatility	41.48	—	41.71%	51.69%
Expected dividend rate			0.00%	0.00%
Risk-free interest rate	2.36	—	2.40%	1.42%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. For granted “at-the-money” stock options, the Company estimated the expected term by using the simplified method up until December 31, 2015, which involved calculating the average of the time-to-vesting and the total contractual life of the options. Starting January 1, 2016, the Company uses a different approach by calculating the average of (1) its employees’ historical stock options exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. For employee stock options that are not granted “at-the-money,” the Company uses the binomial lattice model to calculate the expected term. Regarding non-employee stock options, the Company estimated the expected term by assessing their historical exercise behavior and length of service, and calculated the average of these two components.

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

9. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. The Credit Line bears interest at 30-day LIBOR plus 1.10%. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line Obligations and terminate the Credit Line, in its discretion and without cause, at any time.

For the three months ended March 31, 2018,  the Company made interest payments on the Credit Line totaling $0.3 million. As of March 31, 2018,  remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

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

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable.  As of March 31, 2018, the Company was in compliance with all of its covenants under the 2017 Term Loan.

The Company is allowed to voluntarily make prepayments on its outstanding debt balance either partially or in full. When prepayments are made, an additional prepayment premium will be applied to the outstanding principal amount at the time. The prepayment premium will gradually reduce from 12.5% to 2.5% over the term of the loan.

On August 14, 2017, the Company paid OrbiMed a fee in consideration of providing the 2017 Term Loan by issuing 300,000 shares of its common stock. The fair value of the fee was $2.4 million, which was determined based on the Company’s stock price of $8.16 on August 8, 2017. Additionally, the Company paid legal fees of $0.3 million in connection with this term loan. Total debt issuance costs incurred amounted to $2.7 million, which is accounted for as a debt discount to be amortized on a straight-line basis over the term of the loan. The Company has classified $2.0 million of the debt discount as a direct reduction from the outstanding debt balance of $75.0 million, while the remainder is classified as noncurrent assets (as described in Note 6).

For the three months ended March 31, 2018,  total debt discount amortized as interest expense in the statements of operations and comprehensive loss was $0.1 million.  In addition, the Company made interest payments totaling $1.9 million. Interest expense totaling $2.0 million was recorded during the three months ended March 31, 2018. As of March 31, 2018,  the amount of the unamortized debt discount was $1.9 million, and the net carrying amount of the debt was $73.1 million.

10. Warrants

In April 2014, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share. The warrants were granted to ROS in connection with a senior secured term loan that has since been repaid and expires on April 18, 2023. It was determined that the warrants granted are detachable and therefore are a standalone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative. As of March 31, 2018, these warrants remain exercisable for common stock.

11. Income Taxes

During the three months ended March 31, 2018, the Company recorded total income tax expense of $0.1 million. The Company provides testing to clinics and licenses the cloud-based software to its licensees that are based in a foreign country, which contributed to a foreign income tax expense of $60,000 for the three months ended March 31, 2018. State tax expense of $44,000 based on income was also recorded for the three months ended March 31, 2018.  During the same period of the prior year, the Company recorded a foreign income tax expense of $47,000, and no state income tax expense was recorded. The federal and state effective tax rate is approximately 24% before research and development credits and permanent adjustments including stock-based compensation and change in the fair value of warrants.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development continue to be subjected to a valuation allowance as of March 31, 2018. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

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

The Company had $6.3 million and $5.9 million in unrecognized tax benefits at March 31, 2018 and December 31, 2017, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2018, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding shares subject to repurchase and without consideration of potentially dilutive securities. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period. For purposes of this computation, outstanding common stock options, restricted stock units and warrants are considered to be common share equivalents. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect,  unless the consideration of any one of them gives a dilutive effect.

For the three months ended March 31, 2018, the warrants were excluded from the computation of diluted net loss per share as the change in its fair value and assumed exercises yielded an anti-dilutive effect. Other potentially dilutive common share equivalents such as outstanding common stock options and restricted stock were not included in the computation of diluted net loss per share for all periods as they also gave an anti-dilutive effect, which represents a reduction of the net loss per share. For the three months ended March 31, 2017, the Company reversed the remeasurement gain on the change in the fair value of warrants from its net loss, and by using the treasury stock method, the Company included the incremental shares from the assumed exercise of the warrants in the computation of its weighted-average shares outstanding as they yielded a dilutive effect to the loss per share in that period.

The following table provides the basic and diluted net loss per share computations for the three months ended March 31, 2018 and 2017.

	Three months ended
	March 31,
(in thousands, except per share data)	2018	2017
		(As Revised)
Numerator:
Net loss used to compute net loss per share, basic	$(32,873)	$(33,480)

Less: Remeasurement gain on warrant liability	—	(1,042)
Net loss used to compute net loss per share, diluted	$(32,873)	$(34,522)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic	54,132	52,758
Add: incremental shares from assumed exercise of warrants	—	285
Weighted-average number of shares used in computing net loss per share, diluted	54,132	53,043

Net loss per share, basic	$(0.61)	$(0.63)
Net loss per share, diluted	$(0.61)	$(0.65)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2018 and 2017:

	March 31,
	2018	2017
	(in thousands)
Options to purchase common stock	10,732	8,774
Warrants to purchase common stock	377	—
Restricted stock units	1,014	138
Employee stock purchase plan	181	207
	12,304	9,119

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our goal is to develop and commercialize non- or minimally-invasive tests to evaluate risk for a wide range of genetic conditions, such as Down syndrome, the results of which can enable early detection, diagnosis and treatment. Our technology has been proven clinically and commercially in the prenatal testing space. We have begun translating this success into the liquid biopsy space, where we are leveraging our core expertise to develop products for oncology diagnostic applications. We seek to enable even wide adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of close to 90 laboratory distribution partners, including many of the largest international laboratories.

Since 2009, we have launched a comprehensive suite of ten products in women’s health and prenatal testing—nine molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio—and our personalized liquid biopsy technology for oncology diagnostic applications, for research use only by oncology researchers and biopharmaceutical companies. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (HCS) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. Our revenues were $62.3 million for the three months ended March 31, 2018, compared to $49.4 million for the three months ended March 31, 2017, as revised.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of Spectrum Preimplantation Genetic Screening (PGS) in 2009 and Spectrum Preimplantation Genetic Diagnosis (PGD) in 2010; Anora Products of Conception (POC) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screen in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; Constellation in 2015; and EvercordTM, Vistara, SignateraTM (RUO) and our Panorama twins capability in 2017.

In the three months ended March 31, 2018, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; individual patients and families for our Evercord cord blood and tissue service; and research laboratories and pharmaceutical companies for our Signatera (RUO) liquid biopsy technology. We market and sell our prenatal screening tests both through our sales force and those of our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenues comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of March 31, 2018, we have in-network contracts with insurance providers that account for over 200 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory distribution partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers may also reimburse for our products through out-of-network claims submission processes in situations where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees and cord blood and/or cord tissue samples banked. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the three months ended March 31, 2018, we processed 164,355 tests, comprised of approximately 153,900 tests accessioned in our laboratory and 9,700 processed through our Constellation software platform, or Constellation units, compared to approximately 121,300 tests processed during the three months ended March 31, 2017, comprised of approximately 115,000 tests accessioned in our laboratory and 6,300 Constellation units. This increase in volume primarily represents continuous commercial growth of Panorama, both as tests performed in our laboratory as well as through our Constellation software platform, and HCS.  We accessioned approximately 106,700 Panorama tests during the three months ended March 31, 2018, which represents an increase of approximately 27% over the same period in the prior year. We accessioned approximately 41,500 HCS tests during the three months ended March 31, 2018, which represents an increase of approximately 54% over the same period in the prior year.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2018 was 78%, down from 85% for the three months ended March 31, 2017. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2018 was 4%, down from 8% for the three months ended March 31, 2017. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2018 was 19%, up from 11% for the three months ended March 31, 2017.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory distribution partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015. We are also party to a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $1.6 million and $1.0 million in revenues from our licensing arrangements during the three months ended March 31, 2018 and 2017, respectively. The DDC arrangement commenced in the second quarter of 2014.

In April 2017, we launched Evercord, a private cord blood and cord tissue processing and storage service. Our U.S. direct sales force sells Evercord to the same OB/GYNs who prescribe and order Panorama and HCS tests,  and our own inside sales force offers this product to our existing and past patients who have used our Panorama or HCS tests. Upon the launch of Evercord, we also entered into an agreement with a cord blood bank to perform processing and testing of cord blood and cord tissue units and store those units at its facility. Our Evercord service includes the provision of a collection kit and the collection, processing and storage of newborn cord blood and cord tissue units. Evercord customers pay a one-time fee for the processing of the units. Customers have the option to store their units under an annual plan, or to pre-pay for 18 years or the duration of their life time; they also have the option to pay for storage in full at the time of collection of the unit, or over a period of six, 12, or 18 months.

In May 2017, we launched Vistara, an NIPT that screens for single-gene disorders and offered as a complement to Panorama. Upon the launch of Vistara, we entered into an agreement with a laboratory partner to collaborate in improving test performance and to launch commercially.

In August 2017, we launched Signatera (RUO), which is a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies.

In October 2017, we expanded our Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities.

For the three months ended March 31, 2018, our revenues increased to $62.3 million from $49.4 million in the three months ended March 31, 2017, as revised. Panorama revenues accounted for $33.3 million, or 53%, of our revenues for the three months ended March 31, 2018 and $32.6 million, or 66%, of our revenues for the three months ended March 31, 2017, as revised. HCS revenues accounted for $18.3 million, or 29%, of our revenues for the three months ended March 31, 2018 and $13.0 million, or 26%, of our revenues for the three months ended March 31, 2017, as revised.  A significant proportion of our revenues in the three months ended March 31, 2018 were derived from in-network payer contracts. In January 2017, we terminated our licensing and distribution agreement for Panorama with Bio-Reference. For the three months ended March 31, 2018 and 2017, there were no customers exceeding 10% of total revenue on an individual basis. Revenues from customers outside of the United States were $12.0 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the three months ended March 31, 2018 and 2017, as revised, were $32.9 million and $33.5 million, respectively. This included non-cash stock compensation expense of $3.1 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $479.3 million.

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

Starting the fourth quarter of 2015, we began recognizing licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. Starting the second quarter of 2017, we began recognizing revenues from our Evercord offering.

Sales of Panorama, HCS and Vistara tests are recorded as product revenues.  Revenues recognized from tests processed through our Constellation software platform,  Evercord and Signatera revenues are reported in licensing and other revenues. As of March 31, 2018, we have 23 licensing and service arrangements with laboratories under our cloud-based distribution model. For the three months ended March 31, 2018, we recognized revenue from 12 of such arrangements.

Prior to 2018, we recognized the majority of our revenues from contracts with insurance carriers on a cash basis given the constraints on our ability to establish fixed pricing and collectability. Effective January 1, 2018, we adopted the new revenue guidance, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective approach, which requires us to recognize revenues on an accrual basis. The total consideration we expect to collect from insurance carriers and patients in exchange for the goods and services provided is accrued in the period in which our tests are reported to customers. Due to potential future changes in insurance coverage policies, contractual rates, and other trends in the reimbursement of our tests, our collections may fluctuate significantly over time.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although many third-party payers have begun to reimburse for this. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, due to third-party payers declining to reimburse and through reduced reimbursement under the new code. This has had, and we expect it will continue to have, an adverse impact on our revenues.

Our financial performance is also impacted by our having increased our in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test decreases. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing, and we intend to continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our Constellation cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues, per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, its associated gross margin is higher.

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with performing tests are recorded when the test is accessioned regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of product revenues as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

However, having rapidly achieved scale, we have increased our focus on more efficient use of labor, automation, and DNA sequencing. For example, we updated the molecular and bioinformatics process for Panorama to further reduce the sequencing reagents, test steps and associated labor costs required to obtain a test result, while increasing the accuracy of the test to allow it to run with lower fetal fraction input. These improvements also reduced the frequency of the need to require blood redraws from the patient.

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred by our research and development team to improve and maintain our Constellation software platform, and amortization of Constellation software development costs. Cost of licensing and other revenues also include costs associated with Evercord. Such costs are related to collection kits consumed during the processing of cord blood samples, fees paid to our partner for the processing and storage of the cord blood samples, and freight charged to transport the samples to the storage facility.

We currently have agreements with 23 laboratories and continue to have active discussions with many other potential licensees under our Constellation distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore its associated gross margin is higher. While costs associated with licensing arrangements have become steady over time, we expect additional costs associated with Evercord to cause cost of licensing and other revenues to increase.

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense, prototype materials, laboratory supplies, consulting costs, regulatory costs, electronic medical records set up costs, costs associated with setting up and conducting clinical studies at domestic and international sites and allocated overhead, including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research and development activities related to developing enhanced and new products.

Selling, General and Administrative

Selling, general and administrative expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payer outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In the near term, we expect selling, general and administrative expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services to remain steady, and selling and marketing related expenses to remain relatively flat.

Interest Expense

Interest expense is attributable to borrowing under our Credit Line and 2017 Term Loan, as well as the amortization of debt discount associated with the 2017 Term Loan.

Interest and Other Income

Interest and other income is from interest earned on our cash, realized gains and losses on investments, foreign currency remeasurement gains and losses, changes in the fair value of our warrants, and finance charges related to the unused borrowing capacity of our 2017 Term Loan.

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

We consider our critical accounting policies and estimates to be revenue recognition, income taxes, fair value measurements, stock-based compensation, and impairment of long-lived assets. Effective January 1, 2018, we adopted the new revenue recognition standard, ASC 606, using the full retrospective approach with a cumulative-effect adjustment of $37.0 million to the opening balance of accumulated deficit as of the date of the earliest period presented, which was January 1, 2017.

Revenue Recognition

We recognize revenues when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers.

Product Revenues

Product revenues are derived from contracts with insurance carriers, laboratory partners and patients in connection with sales of prenatal genetic tests. The majority of our revenues is derived from Panorama NIPT, HCS, and to a lesser extent, other genetic tests. We enter into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered as third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, we sell tests to a number of domestic and international laboratory partners and identify the laboratory partners as customers provided that there is a test services agreement between us and them.

A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606.  A portion of the consideration should be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We evaluate our contracts with insurance carriers, laboratory partners and patients and identify a single performance obligation in those contracts, which is the delivery of the test results.

The total consideration which we expect to collect in exchange for our products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable consideration related to disallowed cases, discounts, refunds and doubtful accounts, and is estimated using the expected value approach. For insurance carriers with similar reimbursement characteristics, we use the portfolio approach to estimate total collections for our products. The consideration expected from laboratory partners usually includes a fixed amount, but it can be variable depending on the volume of tests performed, and we determine the variable consideration using the expected value approach. For insurance carriers, laboratory partners and patients, we allocate the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

When assessing the total consideration for insurance carriers and patients, a certain percentage of revenues is adjusted for refunds, which is considered as variable consideration that constrains to ensure that no material reversal of revenues occurs in subsequent periods.

We generally bill an insurance carrier, a laboratory partner or a patient upon delivery of test results. We also bill patients directly for out-of-pocket costs involving co-pays and deductibles that they are responsible for. Tests billed to insurance carriers and directly to patients usually take an average of nine to twelve months to collect the payments, and for tests billed to laboratory distribution partners, the average collection cycle takes approximately two to three months. At times, the Company may or may not get reimbursed for the full amount billed. Further, we may not get reimbursed at all for tests performed if such tests are not covered under the insurance carrier’s reimbursement policies or we are not a qualified provider to the insurance carrier, or if the tests were not previously authorized.

Product revenue is recognized in an amount that equals the total consideration (as described above) at a point in time when the test results are delivered. We reserve certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended March 31, 2018,  $0.9 million was released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

Licensing and Other Revenues

We recognize licensing revenues from our Constellation cloud-based distribution model, pursuant to which we grant licenses to laboratories to access our proprietary bioinformatics algorithms through our cloud-based software to analyze the results of molecular workflows that such licensees perform in their laboratories. We also recognize revenues from our Evercord offering for the processing and storage of newborn cord blood and cord tissue units.

Constellation

The laboratories with which we enter into a licensing arrangement represent the licensees and are identified as customers. The licensees do not have the right to possess our software, but rather receive the software as a service. These arrangements often include: (i) the delivery of the software as a service, (ii) the necessary support and training, and (iii) the reagent kits (“IVD kits”) to be consumed as tests are processed. We do not consider the software as a service, the support and training as being distinct in the context of such arrangements, and therefore they are combined as a single performance obligation. The software, support and training are delivered simultaneously to the licensees over the term of the arrangement.

We provide IVD kits that are customized for our licensees to process tests using our cloud-based software. IVD kits revenues are recognized based on their standalone selling price at a point in time upon delivery to the licensees.

We bill the majority of licensees, who process the tests in their laboratories, a fixed price for each test processed. Licensing revenues are recognized as the performance obligations are satisfied over time and reported in licensing and other revenues in the statements of operations and comprehensive loss.

Evercord

We recognize revenues from our Evercord offering for the processing and storage of newborn cord blood and cord tissue units. The patient enters into an enrollment agreement with us, pursuant to which there are two performance obligations: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units, which are considered delivered at the beginning of the process (the “processing services”), and (ii) the storage of the cord blood and cord tissue units (the “storage services”), for either an annual fee or a prepayment covering an extended period or the lifetime of the newborn donor.

We offer our processing services together with storage services, and each type of service is capable of being distinct, and is distinct in the context of the contract, and therefore, represents separate performance obligations.  Evercord customers pay an upfront, one-time fee for the processing services. Customers may also pay for the storage services up front, or over a period of six, 12, or 18 months. The transaction price for the processing and storage services is calculated as the stated contract price, adjusted for discounts, refunds, and significant financing components. We determine that the transaction price represents the standalone selling prices that are observable in the market for both the processing and storage services. The total consideration is allocated between the processing services and storage services based on their standalone selling prices.

Upon the completion of the processing services, we issue a certificate of preservation indicating that the cord blood and cord tissue units are ready for storage, and processing revenues are recognized at this particular point in time. Storage revenues are recognized over time, which is the applicable storage period. We believe the methodology of recognizing storage revenues over time meaningfully depicts the timing of storage services delivered to customers as we exert the necessary efforts to deliver such services equally over time. Evercord revenues are reported in licensing and other revenues in the statements of operations and comprehensive loss.

Qiagen

In March 2018, we entered into a License, Development and Distribution Agreement (“the Qiagen Agreement”) with Qiagen under which we granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the agreement, we are initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million. All or a portion of the prepaid royalties are refundable in limited circumstances. In addition, we are entitled to potential milestone payments from Qiagen upon the achievement of certain volume, regulatory and commercial milestones, and tiered royalties. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. We provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

We identified the following goods and services in the agreement that it concluded were distinct performance obligations:

Technology license. We granted the right to Qiagen to use our proprietary intellectual properties (“technology license”) to develop, manufacture, distribute and commercialize genetic testing assays and sequencing systems in certain countries. The technology license was transferred to Qiagen at the inception of this agreement when the license became effective and the technology transfer was completed.

Development services. We are responsible for providing certain support services to assist Qiagen in its design and development of the genetic testing assays.

Market development support. We are required to support Qiagen’s market development for the genetic testing assays.

Option to expand commercialization to another country. We have provided an option to Qiagen to expand the commercialization of its genetic testing assays to another country following all of the necessary regulatory approvals.

The initial transaction price was estimated to be $15.0 million based on the most likely amount approach, which was comprised of the upfront non-refundable fee and a payment associated with the initial milestone under the agreement.  The remaining milestone and prepaid royalty amounts were not included in the transaction price due to the uncertainties of research and development and the potential for prepaid royalty refund, as it is not currently probable that the associated revenue, if recognized, would not be reversed later. Royalties, including prepaid royalties, will generally not be recognized until earned. The allocation of the transaction price was performed based on standalone selling prices, which are based on estimated amounts that we would charge for a performance obligation if it were sold separately. Future variable consideration such as milestones and royalties is considered associated with the technology license performance obligation. The amounts included in the initial transaction price were allocated to the remaining value of the technology license, as well as development services, market development support and the option to expand commercialization using the relative standalone selling price approach. The amount initially allocated to the technology license was $5.5 million.

For the three months ended March 31, 2018, we recognized revenue of $5.5 million upon the delivery of our technology license to Qiagen. As of March 31, 2018, we reported a net amount of $34.5 million as deferred revenue, long-term portion, in its balance sheet. The remaining performance obligations were comprised of development services and market development support, for which revenue will be recognized over time based on the value of services; and the option for Qiagen to expand its commercialization to another country, with revenue recognized at a point in time when such option is exercised or expires. We expect to recognize $9.5 million of the amounts reported as long-term deferred revenue as each remaining performance obligation is satisfied.

There were no incremental origination costs associated with entering into the Qiagen Agreement.

Results of operations

Comparison of the three months ended March 31, 2018 and 2017

	Three months ended
	March 31,		Change
	2018	2017	Amount	Percent
(In thousands except percentage)		(As Revised)
Revenues
Product revenues	$54,269	$48,394	$5,875	12.1%
Licensing and other revenues	8,071	988	7,083	716.9
Total revenues	62,340	49,382	12,958	26.2
Cost and expenses
Cost of product revenues	39,055	33,088	5,967	18.0
Cost of licensing and other revenues	1,537	612	925	151.1
Research and development	14,340	12,650	1,690	13.4
Selling, general and administrative	37,925	37,582	343	0.9
Total cost and expenses	92,857	83,932	8,925	10.6
Loss from operations	(30,517)	(34,550)	4,033	(11.7)
Interest expense	(2,389)	(183)	(2,206)	1,205.5
Interest and other income	137	1,300	(1,163)	(89.5)
Loss before income taxes	(32,769)	(33,433)	664	(2.0)
Income tax expense	(104)	(47)	(57)	121.3
Net loss	$(32,873)	$(33,480)	$607	(1.8)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include licensing of our Constellation software to our licensees and revenues from our Evercord business. We also recognized revenues from our agreement with Qiagen. During the three months ended March 31, 2018, total revenues increased by $12.9 million, or 26.2%, when compared to the three months ended March 31, 2017, as revised.  Product revenues increased by $5.9 million, resulting primarily from revenue growth in Panorama and HCS tests. Panorama and HCS revenues increased by $0.7 million and $5.3 million, respectively. Revenues from other tests decreased by $0.1 million. The number of Panorama and HCS tests accessioned grew when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and other revenues increased by $7.1 million during the three months ended March 31, 2018 when compared to the three months ended March 31, 2017 due to the additional revenues of $0.6 million from our Constellation software licensing arrangements with our licensees and the associated IVD kits, and revenues recognized from our Evercord business. We also recognized revenue of $5.5 million from the agreement with Qiagen that we entered into in March 2018.

During the three months ended March 31, 2018, we processed 164,355 tests, comprised of approximately 153,900 tests accessioned and 9,700 Constellation units. Approximately 106,700 Panorama tests and 41,500 HCS tests were accessioned during the three months ended March 31, 2018. During the three months ended March 31, 2017, we processed approximately 121,300 tests, comprised of approximately 115,000 tests accessioned and 6,300 Constellation units.

Approximately 84,100 Panorama tests and 27,000 HCS tests were accessioned during the three months ended March 31, 2017.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratories or processed through our Constellation software platform. During the three months ended March 31, 2018, total reported units were approximately 147,100, comprising of approximately 137,800 reported units that were accessioned and 9,300 Constellation units. Within this period, we recognized revenues on approximately 97,000 Panorama tests accessioned and 7,500 Panorama Constellation units, and approximately 37,000 HCS tests accessioned. During the three months ended March 31, 2017, total reported units were approximately 113,600, comprising of approximately 107,500 reported units that were accessioned and 6,100 Constellation units. Within this period, we recognized revenues on approximately 80,000 Panorama tests accessioned and 4,500 Panorama Constellation units, and approximately 24,500 HCS tests accessioned.

Revenues from customers outside of the United States were $12.0 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively.

Cost of product revenues

During the three months ended March 31, 2018, cost of product revenues increased by $6.0 million, or 18.0%, when compared to the three months ended March 31, 2017 primarily due to $3.4 million of additional costs incurred from increased volume of HCS tests accessioned and related third party test fees, $2.5 million of higher material and service costs associated with increased volume of Panorama and other tests accessioned, higher freight charges of $0.5 million as a result of overall volume growth for tests, offset by lower labor and overhead allocation of $0.4 million. As a percentage of product revenues, cost of product revenues increased 3.6% from 68.4% for the three months ended March 31, 2017, as revised, to 72.0% for the three months ended March 31, 2018, which reflected overall test volume growth. We expect that our updated HCS automation workflow will be able to drive our cost of product revenues down for the remainder of 2018.

Cost of licensing and other revenues

Cost of licensing and other revenues increased by $0.9 million, or 151.1%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to costs associated with Evercord, which we launched in April 2017. Such costs were related to collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility. During the three months ended March 31, 2018, costs associated with the improvement and maintenance of our Constellation software platform remained relatively flat compared to three months ended March 31, 2017.

Research and development

Research and development expenses increased by $1.7 million, or 13.4%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in research and development expenses was primarily attributable to an impairment charge of $1.6 million recorded to write off the project development costs previously capitalized; $0.1 million higher spending on laboratory supplies to support the launch of our new HCS automation workflow in April 2018 and higher expenses associated with clinical trials and research, partially offset by reduced expenses for validation study on our Constellation software platform, and $0.3 million increase in facilities and office related expenses resulting from an expansion of our laboratory operations at our headquarters in San Carlos, California.  These increases were offset by lower consulting fees of $0.3 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $0.3 million, or 0.9%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $0.8 million as a result of our growth in headcount, higher office expenses $0.3 million resulting from increased spending on freight and delivery, an increase in other corporate related expenses of $0.3 million associated with administrative fees charged for our self-funded health insurance plans and reserves for doubtful accounts; and a $0.2 million net increase in outside services related to additional fees incurred from our annual audit and the hiring of temporary staff, reduced by lower legal fees paid for general corporate matters. These increases were offset by reduced spending of $1.3 million on marketing events, activities and travel.

Interest expense

Interest expense increased by $2.2 million in the three months ended March 31, 2018 compared to the same period in the prior year. The increase was the combined result of $2.0 million of interest incurred and debt discount amortized in connection with our 2017 Term Loan, and $0.2 million of interest charged at the variable interest rate on the Credit Line, which was higher in the three months ended March 31, 2018. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest and other income

Interest and other income was $0.1 million for the three months ended March 31, 2018, compared to $1.3 million in the same period of the prior year, which represented a decrease of  $1.2 million. The decrease was primarily due to an unfavorable movement on the change in the fair value of our warrant liability totaling $1.1 million, and a decrease in interest income and other expenses of approximately $0.1 million due to our reduced investment portfolio.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2018, we had a net loss of $32.9 million, and we expect to incur additional losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts of our existing and new products. As of March 31, 2018, we had an accumulated deficit of $479.3 million. We had $33.7 million in cash and cash equivalents, $80.0 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $73.1 million of net carrying amount of the 2017 Term Loan.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 10, 2018.

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

For the three months ended March 31, 2018, we made interest payments on the Credit Line totaling $0.3 million. As of March 31, 2018, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

2017 Term Loan

In August 2017, we entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, we borrowed $75.0 million, with the remaining $25.0 million available for borrowing at our option at any time through December 31, 2018, subject to standard conditions. The amounts borrowed under the 2017 Term Loan are primarily being used for general corporate purposes and to fund and support our business and operations. Interest is accrued on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an 84 month term and will mature in August 2024. We are required to make interest payments over the term of the loan, with repayment of the full outstanding balance on the maturity date. Our obligations under the 2017 Term Loan are secured by substantially all of our assets, including our intellectual property, subject to certain customary exceptions.   For the three months ended March 31, 2018, total interest expense was $2.0 million, of which $0.1 million was the amortization of debt discount. As of March 31, 2018, no repayment of principal was made.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
(Amounts in thousands)		(As Revised)
Cash provided by (used in) operating activities	$1,046	$(24,620)
Cash provided by investing activities	25,058	17,720
Cash provided by financing activities	565	413
Net increase (decrease) in cash, cash equivalents and restricted cash	26,669	(6,487)
Cash, cash equivalents and restricted cash, beginning of period	13,021	16,690
Cash, cash equivalents and restricted cash, end of period	$39,690	$10,203

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities during the three months ended March 31, 2018 was $1.0 million. The net loss of $32.9 million includes $7.0 million in non‑cash benefits resulting from $3.1 million of stock-based compensation expense, $1.9 million of depreciation and amortization, an impairment charge of $1.6 million recorded to write off the project development costs previously capitalized following our decision to terminate a cell-free DNA extraction automation project, $0.1 million of premium amortization and discount accretion on investment securities, $0.1 million of accrued interest on our Credit Line and amortization of debt discount in connection with our 2017 Term Loan, a $0.1 million remeasurement loss on the change in the fair value of our warrant liability, and other non-cash benefits totaling $0.1 million.  Operating assets generated cash outflows of  $6.5 million primarily due to a $6.3 million increase in accounts receivable and a $2.9 million increase in inventory, offset by a $2.5 million reduction in prepaid expenses and other current assets and a $0.2 million decrease in other assets. Operating liabilities generated cash inflows of  $33.4 million due to an increase in deferred revenue of $35.5 million primarily driven by prepaid sales-based royalties and performance obligations not yet delivered to Qiagen,  an increase in deferred rent of $0.3 million, and increases in accounts payable and accrued compensation totaling $0.4 million, offset by a decrease in other accrued liabilities of $2.8 million.

Cash used in operating activities during the three months ended March 31, 2017 was $24.6 million, as revised. The net loss of $33.5 million includes $4.4 million in non‑cash benefits resulting from $2.5 million of stock-based compensation expense, $1.8 million of depreciation and amortization, an asset impairment charge of $0.6 million recorded as a result of us entirely phasing out certain sequencing and automation equipment, $0.3 million of premium amortization and discount accretion on investment securities, $0.2 million of accrued interest on our Credit Line, a write down on obsolete inventory of $0.1 million, a $1.0 million remeasurement gain on the change in the fair value of our warrant liability and other non‑cash benefits of $0.1 million. Operating assets generated cash inflows of $1.0 million, which was primarily due to decreases of $3.6 million in accounts receivable and $0.2 million in other assets, offset by a $2.0 million increase in inventory and a $0.8 million increase in prepaid and other current assets. Operating liabilities generated cash inflows of $3.5 million, which was primarily due to an increase in other accrued liabilities of $5.6 million, increases in deferred revenue and deferred rent of $1.5 million, a decrease in accounts payable of $1.9 million, and a decrease of accrued compensation of $1.7 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2018 totaled $25.1 million, which was comprised of $35.9 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $10.0 million and acquisitions of property and equipment of $0.8 million.

Cash provided by investing activities for the three months ended March 31, 2017 totaled $17.7 million, which was comprised of $28.0 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $4.0 million and the acquisition of property and equipment of $6.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 totaled $0.6 million of proceeds from exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2017 totaled $0.4 million of proceeds from exercise of stock options.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2018:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating leases	$56,899	$8,402	$17,532	$18,512	$12,453
Short-term debt(1)	49,000	49,000
Interest on short-term debt(2)	1,125	1,125
Long-term debt(3)	75,000				75,000
Inventory purchase obligations(4)	10,982	10,982
Contractual obligations(5)	9,958	7,480	2,478
Total	$202,964	$76,989	$20,010	$18,512	$87,453

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represent our accrued interest as of March 31, 2018 on our Credit Line.
(3)	Represents proceeds from the 2017 Term Loan.
(4)

Represents material open inventory purchase orders in the aggregate with suppliers as of March 31, 2018, including a contractual commitment with Illumina, Inc. for $5.9 million for inventory material used in the laboratory testing process within the next 12 months.

(5)

Represents $0.6 million non-cancelable contractual commitments with a vendor for biological sample processing and storage through December 31, 2021, $1.0 million remaining commitments of a non-cancelable license agreement with a vendor until December 31, 2019, $3.7 million non-cancelable contractual commitments with a vendor for purchases of diagnostic reagents, and $3.7 million for non-cancelable contractual commitments with a vendor for a minimum number of tests processed.

Operating Lease Obligations

As of March 31, 2018,  we lease office facilities under non‑cancelable operating lease agreements. We currently occupy approximately 113,000 square feet of laboratory and office space at our San Carlos, California corporate headquarters pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $319,095 per month. The Second Space covers approximately 25,000 square feet at a base rent of $97,431 per month. We paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately 84 months and expires in October 2023. According to the terms of this lease, we submitted claims for tenant improvements allowance totaling $0.2 million to the landlord for reimbursements in March 2018. The tenant improvements allowance is being amortized over the lease term.

In March 2018, we entered into a lease for our cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility will begin in June 2018 with rent payment commencing in August 2018 at $11,900 per month, subject to an annual increase of approximately 3%. The lease term is 62 months expiring in July 2023.

In October 2016, we entered into a sublease for additional office space in Redwood City, California that covers approximately 13,000 square feet. The lease term of the additional space began in November 2016 and carried a monthly base rent of $49,140, subject to an annual increase of 3%, with a security deposit of $0.1 million. According to the lease agreement, we were given an option to terminate this sublease as early as September 30, 2018, provided that the landlord was notified in writing six months prior to the termination date. In March 2018, we submitted the required six-month written notification to the landlord to terminate this sublease early, and are continuing to make rent payments until that point in time.

In September 2015, our subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, our subsidiary paid a security deposit of $0.4 million, and the landlord allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. As of March 31, 2018, the full amount of the allowance has been reimbursed by the landlord.

Inventory Purchase Obligations

As of March 31, 2018, we have contractual commitments with Illumina, Inc. and other material suppliers for approximately $5.9 million and $5.0 million, respectively, for inventory material used in the laboratory testing process. This represents binding and future minimum purchase obligations within the next 12 months.

Contractual Obligations

As of March 31, 2018, we have non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $0.6 million. This represents our binding and remaining commitments with the vendor through December 31, 2021.

As of March 31, 2018, we have a non-cancelable license agreement with a vendor for approximately $1.0 million. This represents binding and remaining commitments with the vendor through December 31, 2019.

As of March 31, 2018, we have non-cancelable minimum purchase commitments with a supplier of diagnostic reagents totaling approximately $3.7 million through February 2020.

As of March 31, 2018, we have $3.7 million of non-cancelable contractual commitments with a vendor for a minimum number of tests processed until December 31, 2018.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $1.3 million based on our $125.1 million gross debt outstanding, including principal and accrued interest as of March 31,  2018. We expect our annual interest expense to increase as a result of our 2017 Term Loan.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2018, our interest income would change by approximately $0.8 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of March 31, 2018.

Foreign Currency Exchange Rate Fluctuations

Our operations are currently conducted primarily in the United States. As we expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign‑currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside of the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For information regarding certain current legal proceedings, see “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

For the three months ended March 31, 2018 and the year ended December 31, 2017,  53% and 63%, respectively, of our revenues were derived from sales of our Panorama NIPT. Although we are growing our revenues from other products, in particular our Horizon carrier screen, we expect to continue to derive a significant portion of our revenues from the sales of Panorama. Continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

Our ability to increase sales and establish significant levels of adoption and reimbursement for Panorama is uncertain, and it may be challenging for us to achieve profitability for many reasons, including, among others:

•

the NIPT market may not grow as we expect, and NIPTs may not gain acceptance for use in the average-risk pregnancy population or as a screen for microdeletions, which would limit the market for Panorama, and we may fail to compete successfully in this market, whatever size;

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

•

third-party payers are increasingly requiring that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama or our other tests, which has impacted our results of operations since the fourth quarter of 2017, when these requirements began to take effect;

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
•

we may experience supply constraints, including those due to the failure of our key suppliers to provide required sequencers and reagents in sufficient amounts or of adequate quality or disputes with our key suppliers, including those with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, which is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata;

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

•

we may fail to adequately protect or enforce our intellectual property relating to Panorama, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s  intellectual property rights, as Illumina, Inc., or Illumina, has done in a lawsuit that it has filed against us, as discussed further in “Commitments and Contingencies—Legal Proceedings” in Note 7 to our Consolidated Financial Statements; if we are required to pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running Panorama, we may experience increased costs in running Panorama, and we may be unable to pass such costs on to our customers;

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of Panorama that are necessary for Panorama to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our other products and programs, including our Horizon carrier screen product, our Signatera (RUO) cancer screening offering, and our Evercord cord blood banking service;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the three months ended March 31, 2018 and 2017 was $32.9 million and $33.5 million, respectively. Our net loss for the years ended December 31, 2017, 2016 and 2015 was $136.3 million, $95.8 million and $70.3 million, respectively. As of March 31, 2018 and December 31, 2017, we had an accumulated deficit of $479.3 million and $446.4 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop new products.

In addition, the rate of growth in our revenues has generally been negative, low or flat in recent periods, and this trend may continue in future periods. In particular, a significant element of our business strategy has been to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues if we are unable to continue to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a new CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the new code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening has been approved and is expected to take effect beginning January 1, 2019, and may have a similar effect on our reimbursement rates for our broader Horizon carrier screening panel, which we currently primarily receive reimbursement for on a per-condition basis,  as those tests will be reimbursed as a combined single panel instead of as multiple individual tests.

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

We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of all of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or entering into collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for cancer screening, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. We may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama, and as we may experience with Horizon, for which we have recently launched a new workflow.

We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SNP-based Microdeletions and Aneuploidy RegisTry (SMART) study, or due to changes in study design or other unforeseen circumstances, such as our decision to expand our SMART study to include a larger number of patients; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. The data collected from any studies we complete may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests. This is particularly true with respect to testing in the average-risk pregnancy population and for microdeletions screening using our Panorama test. For example, in January 2017 we published data from our DNAFirst study showing that NIPT can be effectively and appropriately offered as a primary screen for all pregnant women regardless of risk due to maternal age or other factors; however, we cannot be certain whether or to what extent it will impact coverage or adoption of Panorama in the average-risk population.

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

In addition, as further described in the risk factor entitled “—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls,” development of the data necessary to obtain regulatory clearance and approval of a test is time-consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, which could have a material adverse effect on our business, operating results or financial condition.

These and other factors beyond our control could result in delays or other difficulties in the research and development, approval, production, launch, marketing or distribution of enhanced or new tests and could adversely affect our competitive position and results of operations.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results have historically fluctuated because we generally recognize costs as they are incurred, but, prior to 2018, recorded most revenue only upon receipt of payment, and as a result typically experienced a delay in the related revenue recognition. However, beginning in 2018, we are transitioning to accrual accounting in accordance with ASC 606 issued by the Financial Accounting Standards Board, as further described in “Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements—New Accounting Pronouncements Not Yet Adopted” in the Notes to Consolidated Financial Statements. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, evolving industry standards, intellectual property disputes, price competition, aggressive marketing practices and changing customer preferences. Our principal competition in this field comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the cord blood and tissue banking field and the field of cancer diagnostics and face competition in both of these business areas from other companies, many of which are larger, more established and have more experience and more resources than we do. Some of our competitors in the liquid biopsy field, in which clinical cancer diagnostic tests examine blood samples rather than solid tumor samples, are expanding their research and development efforts to include screening for other biomarkers instead of, or in addition to, ctDNA, on the basis that analyzing multiple biomarkers may result in improved sensitivity, lower costs and earlier detection than ctDNA-based tests such as ours. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Counsyl, Inc.; Bio-Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; Berry Genomics Co., Ltd.; Progenity; LifeCodexx AG; Synlab International GmbH; and Multiplicom N.V., which was recently acquired by Agilent Technologies Inc. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; NxGen MDx LLC; Fulgent Genetics; and GenPath Diagnostics, a business unit of Bio-Reference. In cord blood and tissue banking, we compete with companies such as Cord Blood Registry, a subsidiary of AMAG Pharmaceuticals, Inc.; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; CorCell Companies, Inc.; LifeBankUSA; AlphaCord LLC; StemCyte USA; and CariCord. In the field of cancer diagnostics through liquid biopsy tests, , which are the same type of cancer diagnostic tests as Signatera (RUO) and other cancer diagnostic tests that we may seek to develop, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc. and Foundation Medicine, Inc., both subsidiaries of Roche, Grail, which was spun off from Illumina, Guardant Health, Inc., Personal Genome Diagnostics, Inc., and Genomic Health Inc. We expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

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

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of May 1, 2018, our number of agreements with licensees under our cloud-based distribution model remains at 23, and only 12 are using Constellation commercially to market NIPT products and one is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers”, we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

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

Among the risks to our business and results of operations from our Constellation model are the following:

•

our and our licensees' ability to obtain required regulatory authorizations from the FDA and international regulatory agencies as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model”;

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

Approximately 78% and 83% of our revenues for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions; we continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violated healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties”; moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, as we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any failure, whether actual or perceived, by our employees to follow our policies, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

Our success depends on the market's confidence that we can provide reliable, high-quality genetic testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes increase and our product portfolio expands. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama experiences a higher rate than advertised for other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama, Horizon and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we sometimes experience as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing process, as we recently did in implementing significant updates to our Horizon workflow. These refinements may not improve our tests as we expect, and may result in unanticipated issues that may adversely affect our test performance as described above. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate.

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

We rely on third-party laboratories to perform portions of our service offerings.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA certified laboratories. For example, a portion of our Horizon carrier screening testing and our Vistara single-gene mutations testing is performed by third-party laboratories. In addition, we contract with a third-party laboratory to perform the processing and storage of our Evercord customers’ cord blood and cord tissue samples. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have in the past had issues with delivering results to us or resolving issues with us within the time frames we expected or established in our contracts with them. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations to us in a timely manner and in accordance with the standards that we and our customers expect, our ability to service our customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, we have had to expend time, management attention and other resources to address and remedy such issues and may have to continue to do so in the future. We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for our Panorama, Vistara or Evercord offerings. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these tests and services. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our contract and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins would suffer.

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

We launched our Evercord cord blood and cord tissue banking service in April 2017; our Vistara single-gene mutations screening test in May 2017; our Signatera (RUO) recurrence monitoring liquid biopsy offering for research use only in August 2017; and our twin pregnancies screening capability for Panorama in October 2017. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering. Moreover, our Evercord offering is in an industry that is new to us and that includes competitors who have been operating for many years. We may face unforeseen difficulties in a number of areas, including with Bloodworks Northwest, or Bloodworks, which is our partner providing the processing and storage services, and storage facility, for this offering; our other suppliers and service providers; our and Bloodworks’ ability to maintain required regulatory registrations from the FDA or accreditations from AABB; or disruption of our business and distraction of our employees and management, as described in the risk factor entitled “If we are unable to successfully scale our operations, our business could suffer.” Our Signatera (RUO) offering, while a molecular diagnostic technology, is in a field, oncology diagnostics, that is new to us; and Vistara is subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Evercord, Vistara or Signatera (RUO) offerings will be successful.

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

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, and our blood collection tubes are sole sourced. For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama and Signatera (RUO) and for our development activities relating to oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which has been acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, Illumina has filed a patent infringement lawsuit against us, as further described in “Commitments and Contingencies—Legal Proceedings” in Note 7 to our Consolidated Financial Statements, alleging that our performance of part of our Panorama test infringes one of the patents in the patent pool. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of this lawsuit, including based on further claims that could be brought during the course of a litigation, and the costs and distraction to management of defending against this lawsuit could be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In particular, while we are seeking to validate our tests on additional sequencing platforms, such as under our license, distribution and development agreement with Qiagen LLC, or Qiagen, we have not, to date, validated any alternative sequencing platform on which our testing could be run in a commercially viable manner. These efforts will require significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any such sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

In addition, our Panorama test is currently only validated to be performed using Streck, Inc., or Streck’s, blood collection tubes, and Streck is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. Similarly, all of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. The blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled

RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we would be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet our quality control requirements, nor the ability of our suppliers to comply with applicable legal and regulatory requirements. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, our tests may not work properly or at all, and we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers' facilities that cause a loss of manufacturing capacity would heighten the risks that we face.

In the event of any adverse developments with our sole suppliers, or if any of our sole suppliers modifies any of the components they supply to us, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design or re-validate our products. In addition, if we obtain FDA clearance or approval for any of our tests as an in vitro diagnostic, or IVD, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts for such an IVD, as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.” Our failure to maintain a continued supply of components, or a supply that meets our quality control requirements, or changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers, particularly in the case of sole suppliers such as Streck and Illumina, could result in the loss of access to important components of our tests and impact our test performance or affect our ability to perform our tests in a timely manner or at all, which could impair, delay or suspend our commercialization activities. In the event that we transition to a new supplier from any of our sole suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance specifications of our tests or could require that we re-validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

Our reputation among clients and the medical and birthing services community is extremely important to the commercial success of our Evercord service offering. This is due in significant part to the nature of the service we provide – as we are assuming custodial care of a child’s umbilical cord blood stem cells entrusted to us by the parents for potential future use as a therapeutic for the child or a close relative. We believe that our reputation, and Bloodworks’ reputation, enables us to market Evercord as a competitive cord blood and tissue preservation service in a crowded marketplace. However, we have occasionally and will likely continue to experience unforeseen issues, such as loss of or damage to a sample during transit, during the preservation process or while in storage. For example, if Bloodworks’ facility or the equipment in the facility are significantly damaged or destroyed by natural or manmade disasters, including earthquakes, flooding or power outages, we could suffer a loss of some or all of the stored cord blood and tissue units. In addition, if we encounter problems during transportation, including while our customers’ samples are in the possession of third-party commercial carriers that we contract with to transport the samples, some or all of the transported units could be damaged. Any such problems, particularly if publicized, could negatively impact our reputation, which could adversely affect our business and business prospects. If our Evercord offering does not meet customer or other public expectations, any resulting harm to our reputation could extend beyond Evercord to our core women’s health and genetic testing business, which comprises the substantial portion of our revenue, because Evercord is promoted to the same OB/GYNs who prescribe and order many of our other products.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Even though Panorama is highly accurate, it is not 100% accurate and we may report false negative results. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability. We were recently involved in a lawsuit by a patient alleging that we failed to perform a carrier screening test that was ordered. See “Commitments and Contingencies—Legal Proceedings” in Note 7 to our Consolidated Financial Statements. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

Our overall test volumes grew from approximately 317,700 to 447,600 and further to 515,200 tests processed during the years ended December 31, 2015, 2016 and 2017, respectively, and since 2009 we have launched 11 product offerings, four of them in 2017 alone. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and, with respect to our Evercord offering, storage capacity, and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as has happened in the past when we experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters in San Carlos, California to our facility in Austin, Texas. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We launched four new products in 2017 alone, two of which are in markets or industries that are new to us; as we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development and other technical personnel, and especially in the San Francisco Bay Area where our headquarters and laboratory facilities are located, and the turnover rate of such personnel can be high. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employers. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the equity awards they receive in connection with their employment. To the extent that our current or potential employees perceive the value of our equity awards to be low, our ability to recruit, retain and motivate highly skilled employees may be adversely affected, which could then have an adverse effect on our business and future growth prospects. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information, as further discussed in “—Risks Relating to our Intellectual Property— If we are not able to adequately protect our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.”

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

While we have increased the focus of our commercial efforts on our U.S. direct sales force, we continue to rely on relationships with laboratory partners to sell Panorama and our other products, both in the United States and internationally. For example, we have recently entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, we will rely on Qiagen for the distribution of an NIPT based on our Panorama test, on a new sequencing platform that has not yet been validated for our test to be run in a commercially viable manner. Distributing Panorama and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could stop selling our products, reduce their marketing efforts in respect of our products, develop and commercialize or otherwise sell competing products, or otherwise breach their agreements with us. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive.

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

In addition, our international activities are subject to U.S. economic and trade sanctions, which restrict or otherwise limit our ability to do business in certain designated countries. Other limitations, such as restrictions on the import into the United States or the export to other countries of tissue or genetic data necessary for us to perform our tests, or restrictions on importation and circulation of blood collection tubes or other equipment or supplies by countries outside of the United States, may limit our ability to offer our tests internationally. We may also face competition from companies located in the countries in which we or our partners or licensees offer our tests, and in which we may be at a competitive disadvantage because the country may favor a local provider or for other reasons.

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

Outside of the United States we enlist local and regional laboratories, contract employees and other service providers to assist with blood draws, engineering, sales, marketing and customer support. Subject to regulatory clearance where required, we also contract with international licensees to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data through our cloud-based Constellation platform. Locating, qualifying and engaging additional distribution partners and local laboratories with local industry experience and knowledge is necessary to effectively market and sell our tests outside of the United States. We may not be successful in finding, attracting and retaining such distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices and other activities utilized by our distribution partners, contract employees and other service providers that are locally acceptable may not comply with relevant standards required under United States laws that apply to our operations overseas, including through third parties, which could create additional compliance risk. Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees, contractors or agents abroad. Non-compliance by us or our employees, contractors or agents of these or any other applicable laws or regulations could result in fines or penalties, or adversely affect our ability to operate and grow our business. Even if we are able to effectively manage our international operations, if our distribution partners and local and regional laboratory licensees are unable to effectively manage their businesses, our business and results of operations could be adversely affected. Furthermore, the legal landscape governing advertising, promotional and other marketing activities can vary widely from jurisdiction to jurisdiction, and is often more complex, less clear or less developed than in the United States. If our marketing activities are found to be in violation of local laws, regulations or practices, we may be subject to fines and other penalties, and may be required to cease marketing or commercialization activities in such jurisdiction. If our sales and marketing efforts are not successful outside of the United States, we may not achieve market acceptance for our tests outside of the United States, which would harm our business.

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

As of March 31, 2018 and December 31, 2017, we had approximately $125.1 million of debt outstanding with accrued interest. On August 8, 2017, we completed our 2017 Term Loan under which we borrowed $75.0 million. In addition, we have $50.1 million outstanding under our Credit Line with UBS. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our 2017 Term Loan contains various restrictive covenants and is secured by substantially all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt; conversely, our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the 2017 Term Loan or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

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

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare and Medicaid, or CMS, and state reimbursement programs for our tests. We do not expect to receive reimbursement for a significant number of Panorama tests for average-risk patients and for microdeletions that we performed in the quarter ended March 31, 2018. In addition, we are working to develop our Signatera (RUO) liquid biopsy technology as a CLIA laboratory developed test, and it remains unclear whether and to what extent liquid biopsy or other oncology sequencing tests will be reimbursed. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing tests or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the American College of Obstetricians and Gynecologists, or ACOG, and the Society for Maternal Fetal Medicine, or SMFM, have issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect the ACMG, ACOG and SMFM guidelines to result in an increase in the number of average-risk women who are informed of NIPT and that may request it as a result, not all third-party payers reimburse for NIPT for these average-risk patients. Currently, Aetna Inc., UnitedHealthcare Insurance Company and a number of other third-party payers have negative coverage determinations for NIPT in average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The recent ACOG and SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not reimburse.

In addition, a new CPT code for microdeletions took effect on January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions under this new code, and we expect that this new code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, due to third-party payers declining to reimburse and as a result of reduced reimbursement, under the new code, which has had, and we expect to continue to have, an adverse effect on our revenues. In addition, the American Medical Association, or AMA, has approved the use of a CPT code for expanded carrier screening tests, which is expected to take effect January 1, 2019. The new code may cause reimbursement rates for our broader Horizon carrier screening panel to decrease because those tests will be reimbursed as a combined single panel instead of as multiple individual tests.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests, such as Horizon, that screen for multiple conditions, or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in Note 7 to our Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. As described in “Commitments and Contingencies—Legal Proceedings” in Note 7 to our Consolidated Financial Statements, we recently reached a settlement with the United States Department of Justice to pay approximately $11.4 million to resolve claims under a qui tam complaint regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

Furthermore, some of our contracts with third-party payers contain so-called most favored nation provisions, pursuant to which we have agreed that we will not bill the third-party payer more than we bill any other third-party payer. We must therefore monitor our billing and claims submissions to ensure that we remain in compliance with these contractual requirements with third-party payers. If we do not successfully manage these most favored nation provisions, we may need to forego revenues from some third-party payers or reduce the amount we bill to each third-party payor with a most-favored nation clause in its contract that is violated, which would adversely affect our revenues. This situation could also subject us to claims for recoupment, which could require the time and attention of our management, may be a distraction from development of our business, adversely impacting our operations. Such recoupment demands could also ultimately result in an obligation to repay amounts previously earned.

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. In particular, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which may cause payers to raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws. However, we have in the past received, and we may in the future receive, inquiries from third-party payers regarding our billing policies and collection practices. While we have addressed these inquiries as and when they have arisen, there is no guarantee that we will always be successful in addressing such concerns in the future, which may result in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action to seek reimbursement of previous amounts paid. Any of such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Additionally, if we were required to make a repayment, such repayment could be significant, this would impact our results of operations, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

We are aware of policies and practices of our competitors to offer patients a set cap on their out-of-pocket responsibility, waive patient responsibility altogether, and, in some cases, to not send patients a bill at all, all of which we believe is not in accordance with third-party payers' policies and, in many cases, not compliant with the law. In contrast, it is our policy not to offer such caps or waivers and to send bills to patients for services rendered. Because of this discrepancy, our offerings may be perceived as less attractive to patients and their healthcare providers, who are concerned about patients having a large financial responsibility for these products. As a result, we believe that our revenues and results of operations have been adversely affected, and may continue to be so affected to the extent that our competitors continue such practices.

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from state Medicaid programs.

Our revenues from Medicare are currently very small, given the population that Medicare covers, and the fact that our testing generally is not received by Medicare beneficiaries. As a result, we do not expect those revenues to increase materially with regard to NIPT. However, we expect that Medicare reimbursement will impact our ability to receive future revenue from our planned Signatera CLIA test; Medicare reimbursement can also affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare's fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS pursuant to a statutory formula established by the U.S. Congress. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program. In addition, many Medicaid programs have entered into agreements with managed care plans to have the managed care plans manage the provision of healthcare to that Medicaid program’s beneficiaries. In order for us to enter into contracts to provide our testing services to beneficiaries who are enrolled with a Medicaid managed care plan, we must first be recognized as a Medicaid provider in that state, and then contract with the applicable Medicaid managed care program. As of May 1, 2018, we are recognized by 47 states as a Medicaid provider. It is likely that we will not be able to be recognized as a provider by additional Medicaid programs because some states require that a provider maintain a physical laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. Even if we are recognized as a provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition and as noted above, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. As a result of all of these factors, our testing is not reimbursed or only reimbursed at a very low amount by many state Medicaid programs.  In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

We are in network, or under contract, with the significant majority of third-party payers from whom we receive reimbursement; this means that we have agreements with most third-party payers that govern approval or payment terms. However, these contracts do not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements have policies that state they will not reimburse for use of NIPTs for average-risk pregnancies or for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our agreements require a physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have been increasingly requiring prior authorization to be obtained prior to conducting a test, as a condition to reimbursing for the test. This has placed a burden on our billing operations as we have to dedicate resources to ensuring that these requirements are met and to conduct follow-up and address issues as they arise, and has also impacted our results of operations, including our gross margins, since the fourth quarter of 2017, when these requirements began to take effect. To the extent we or the physicians ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled. This has occurred in some cases and may occur more frequently in the future, which does and would have an adverse impact on our revenues.

Where we are considered to be an out of network provider, which is the case with some third-party payers from whom we receive reimbursement, such third-party payers could withdraw coverage and decline to reimburse for our tests in the future, for any reason. Managing reimbursement on a case-by-case basis is time-consuming and contributes to an increase in the number of days it takes us to collect on accounts, which also increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Even if we are being reimbursed for our tests, third-party payers may review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Government healthcare programs and other third-party payers continue to increase their efforts to control the cost, utilization and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular diagnostic tests. These measures have resulted in reduced payment rates and decreased utilization in the clinical laboratory industry. Because of these cost-containment measures, governmental and commercial third-party payers may reduce, suspend, revoke or discontinue payments or coverage at any time, including payors that currently provide reimbursement for our tests. Reduced reimbursement of our tests may harm our business, financial condition or results of operations.

Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may nevertheless encounter disputes over pricing and billing. Each third-party payer typically has different billing requirements, and the billing requirements of many payers have become increasingly difficult to meet. Among the factors complicating our billing of third-party payers are:

•	disparity in coverage among various payers;
•	disparity in information and billing requirements among payers, including with respect to prior authorization requirements and procedures and establishing medical necessity; and
•	incorrect or missing billing information, which is required to be provided by the ordering healthcare practitioner.

These risks related to billing complexities, and the associated uncertainty in obtaining payment for our tests, could harm our business, financial condition and results of operations.

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our ordering healthcare providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established, CMS establishes payment levels and coverage rules under Medicare while private payers independently establish rates and coverage rules. A CPT code specific to NIPT for aneuploidies was implemented in January 2015, and a CPT code for microdeletions was implemented in January 2017. CMS has established a pricing benchmark of $802 for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has decreased under this new code because third-party payers are declining to reimburse under this new code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. In addition, the AMA has approved the use of a CPT code for expanded carrier screening tests, which will be published later this year, and may similarly cause reimbursement for our Horizon expanded carrier screening tests to decline. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we anticipate initially commercializing our planned Signatera CLIA laboratory test as an LDT. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

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

In the meantime, the FDA could require us to seek premarket clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance or approval is required for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory premarket clearance or approval process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification, or 510(k), a de novo application, or filing a PMA application with the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory approvals. In addition, we may require cooperation in our filings for FDA clearance or approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances or approvals, or may be delayed or be required to expend additional costs and other resources in doing so. For example, while we recently entered into a licensing, development and distribution agreement with Qiagen to develop NIPT and potentially other tests based on our technology, including for FDA approval, on Qiagen’s sequencer, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance or approval for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in demonstrating safety and efficacy with respect to such components of our test. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we are party to certain litigation with Illumina as described in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, which is incorporated herein by reference. Furthermore, if FDA premarket clearance or approval is required, our cash flows may be adversely affected until we obtain such clearance or approval, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

We cannot assure you that Panorama or any of our other tests for which we decide to pursue or are required to obtain premarket clearance or approval by the FDA will be cleared or approved on a timely basis, if at all. In addition, if a test has been approved through a PMA, certain changes that we may make to improve the test, or as a result of issues with suppliers of the components of the test or if a supplier modifies its component upon which our approval relies, may need to be approved by the FDA before we can implement them, which could increase the time and expense involved in rolling such changes out to the commercial market. Ongoing compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements, any of which may adversely impact our business and results of operations.

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

Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model.

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our Constellation cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents required for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to offer Panorama as an IVD directly in these jurisdictions. This, coupled with our use of our Panorama brand name under our Constellation model, has caused regulatory authorities to question whether we, our laboratory partners or our licensees may be marketing, commercializing or otherwise offering our tests without required approvals. We have in the past addressed inquiries from regulatory authorities in the European Union regarding the regulatory status of our Panorama offering, and may in the future face questions from regulatory authorities in various countries with respect to Panorama or Constellation. If we do not continue to satisfactorily address any such questions in the future, we may be required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries.

Our cloud-based distribution model has raised similar concerns in some countries outside of the European Union; as a result, we have had to address inquiries from international regulatory authorities from time to time, and it is likely that we will continue to do so in the future regarding the regulatory status of Panorama and Constellation. We may also be at a competitive disadvantage in the European Union to our competitors who have obtained a CE Mark for their end to end NIPT. In addition, as further described in the risk factor entitled “Risks Related to Our Business and Industry—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” blood collection tubes sourced solely from Streck are required to run our tests. These blood collection tubes are CE Marked by the European Commission; however, if such blood collection tubes are not registered in jurisdictions that do not accept a CE Mark, we may be unable to expand our business in such jurisdictions.

We may also need to obtain regulatory clearance or approval in the United States for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We have engaged in discussions with the FDA regarding the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which are genetic mutations in which relatively large regions of the genome have been deleted or duplicated. In those discussions, the FDA indicated that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the premarket approval, or PMA, process. The FDA stated that it would not prevent us from marketing Constellation in the United States while we discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself either on the appropriate regulatory review path or on the issue of our ability to continue to market Constellation. In addition, the 21st Century Cures Act, enacted in 2016, included a number of changes to FDA’s regulatory approach to software that may have bearing on the regulatory status of our Constellation software. If necessary, we intend to seek regulatory clearance or approval for our Constellation software; however, we cannot guarantee that we will obtain such clearance or approval. If clearance or approval is required by the FDA and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

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

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. For example, the European Commission has published new directives regulating, among others, IVDs, which are expected to become effective in 2022. The new regulations will require companies providing genetic testing services to obtain a CE Mark for what will be considered IVDs, or a CE-IVD; in addition to requiring notified body approval for various classes of devices, including prenatal tests such as Panorama, companies will also be required to submit clinical evidence and post-market performance data to regulators after their tests have been approved and are commercialized. We or our partners or licensees may not be able to obtain regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in the United States or in foreign countries.

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

Furthermore, the molecular diagnostics industry as a whole is a growing industry and regulatory agencies such as the United States Department of Health and Human Services, or HHS, or FDA may apply heightened scrutiny to new developments in the field. While we have taken steps to ensure compliance with the current regulatory regime in all material respects, given its nature and our geographical diversity, there could be areas where we are non-compliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be non-compliant with current or future regulatory requirements, we may be subject to sanctions which could include changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings, which may adversely affect our business, financial condition and results of operations by increasing our cost of compliance or limiting our ability to develop, market and commercialize our tests.

In addition, there has been a recent trend of increased U.S. federal and state regulation of payments made to physicians, which are governed by laws and regulations including the Stark law, the federal anti-kickback statute, and the federal False Claims Act as well as state equivalents of such laws. Among other requirements, the Stark law requires laboratories to track, and places a cap on, non-monetary compensation provided to referring physicians.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may randomly inspect of our clinical laboratory.

Some states require that we hold licenses to test samples from patients in those states and as a result we are also required to maintain standards related to state licensure to conduct testing in our laboratories under state law. California state laboratory laws and regulations establish standards for the operation of our clinical laboratory and performance of test services in San Carlos, California, including the education and experience requirements for laboratory directors and personnel (including requirements for documentation of competency); equipment validations; and quality management practices. All personnel involved in testing must maintain a California state license or be supervised by licensed personnel. We maintain a license in good standing with the California Department of Health Services, or DHS. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our San Carlos laboratory from the New York Department of Health, or DOH, which mandates proficiency testing regardless of whether the laboratory is located in New York. The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements for laboratory directors and personnel; physical requirements of a laboratory facility; equipment validations; and quality management practices. The laboratory director must maintain a Certificate of Qualification issued by New York’s DOH in permitted categories. In addition, we are subject to routine on-site inspections under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, DHS or DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. Any such actions could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

As noted above, a number of states require that we hold licenses to test samples from patients in those states. We have also obtained licenses from states that we believe require us to do so, including Florida, Pennsylvania, Maryland, and Rhode Island, and we intend to comply with similar requirements for other states of which we may become aware. However, we cannot assure you that the regulators in each state will at all times find us to be in compliance with the applicable laws of their respective state, which may result in suspension, limitation, revocation or annulment of our laboratory’s license for that state or negative impact to our CLIA license, censure, or civil monetary penalties, and would result in our inability to test samples from patients in that state. Any such actions could materially and adversely affect our business.

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

Our Evercord cord blood and tissue banking service is subject to FDA regulatory oversight. Pursuant to FDA regulations, an individual or entity that performs any of the manufacturing steps in banking stem cells from peripheral and cord blood (recovery, processing, donor screening, donor testing, storage, labeling, packaging, or distribution) must register with the FDA unless an exception applies. Based on our direct activities, we are subject to FDA requirements and we may be subject to FDA inspection. We have registered with the FDA as an establishment engaged in specific manufacturing steps, including collecting cord blood and tissue samples, donor screening and distribution of cord blood HPCs, or hematopoietic progenitor cells,  which are the blood-forming stem cells that are routinely used to treat patients with cancers such as leukemia or lymphoma, and other disorders of the blood and immune systems. We plan to register with the FDA for the storage of cord blood HPCs. We have contracted with Bloodworks, another FDA-registered establishment, to perform other manufacturing steps in the process on our behalf, which we may do as a registered establishment. As the contractor establishment, we remain responsible for ensuring that our subcontractors perform each manufacturing step in compliance with applicable requirements, and are required to terminate any arrangement if our subcontractor is non-compliant. While we are not required to validate and oversee the processes of our subcontractor registered establishments, we are required to make an initial determination that the subcontractor is compliant, and to have policies and procedures in place to ensure that the subcontractor remains compliant throughout the term of the arrangement. We have made this determination with respect to Bloodworks and have put such procedures in place. We are also responsible for any manufacturing step performed on our behalf by an individual or entity that is not required to register with the FDA, such as the doctors and midwives who perform the collection of the cord blood and tissue.

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

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by significant and potentially unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payers. Any such changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. Going forward, we cannot predict the full impact of governmental healthcare policy changes on our business, financial condition and results of operations.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing. This could adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The most recent attempt to scale back PPACA came through the passing of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act repeals the individual mandate under PPACA, which required consumers to buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that less consumers will carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests. This could also impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we do not know whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, there have been a number of proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA. These attempts have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the CLFS that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. The rule issued by CMS to implement PAMA required certain laboratories to report third-party payer rates and test volumes. Since January 1, 2018, the Medicare payment rate for these tests is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often lower negotiated private payer rates applicable to large commercial laboratories that were required to report data to CMS. While we believe that the new rates will have minimal impact on our business, the rates have been the subject of controversy in the industry, including a lawsuit by the American Clinical Laboratory Association, and it is unclear whether and to what extent the new rates may change. The implementation of the PAMA rates have negatively impacted overall pricing and reimbursement for many clinical laboratory testing services. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of government health plans pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or how any such future legislation, regulation or initiative may affect us. Current or potential future federal legislation and the expansion of government's role in the U.S. healthcare industry, as well as changes to the reimbursement amounts paid by third-party payers for our current and future tests, may adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows.

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

•	federal and state laws and regulations governing informed consent for genetic testing and the use of genetic material;
•	federal and state laws and regulations governing the submission of claims, as well as billing and collection practices, for healthcare services;

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

•

the federal Stark law, also known as the physician self-referral law, which, subject to certain exceptions, prohibits a physician from making a referral for certain designated health services covered by the Medicare program (and according to case law in some jurisdictions, the Medicaid program as well), including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services;

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
•

state law equivalents of the above U.S. federal laws, such as the Stark law, Anti-Kickback Statute and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state data privacy and security laws and which may be more stringent than HIPAA.

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. As described further in Note 7—"Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, we have recently reached a settlement with the United States Department of Justice to resolve claims under a qui tam complaint regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are open to a variety of interpretations. We have adopted policies and procedures designed to comply with these laws, and in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. However, the rapid growth and expansion of our business both within and outside of the United States may increase the potential for violating these laws or our internal policies and procedures, and the uncertainty around the interpretation of these laws and regulations increases the risk that we may be found in violation of these or other laws and regulations, or of allegations of such violations, including pursuant to private qui tam actions brought by individual whistleblowers in the name of the government as described above. If our operations, including the conduct of our employees, distributors, consultants and commercial partners, are found to be in violation of any laws or regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement of profits, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could materially and adversely affect our business, financial condition and results of operations.

Failure to comply with privacy and security laws and regulations could result in fines, penalties and damage to our reputation and have a material adverse effect on our business.

The federal HIPAA privacy and security regulations, including the expanded requirements under the Health Information Technology for Economic and Clinical Health Act, or HITECH, which was enacted as part of the American Recovery and Reinvestment Act of 2009, establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers, and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including patient authorization of the use and disclosure of, administrative, technical and physical safeguards for, and analysis of security incidents and breach notification requirements with respect to, protected health information.

We have implemented policies and procedures related to compliance with the HIPAA regulations. The HIPAA privacy and security regulations establish minimum requirements, and do not supersede state laws that are more stringent. A number of states include medical information in the definition of personal information and have implemented requirements or standards more stringent than HIPAA. Therefore, we are required to comply with federal as well as various state privacy and security laws and regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties. We could also incur penalties, compliance costs as a result of non-compliance or damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretation by various governmental authorities and courts, resulting in complex compliance issues.

The European Union’s new data privacy regulations, the General Data Protection Regulation, or GDPR, will become subject to enforcement in May 2018. These regulations comprehensively reform the prior data protection rules of the European Union, and are more stringent, provide for higher potential liabilities, and apply to a broader range of personal data than those in the United States. The GDPR is applicable to U.S.-based companies, such as ours, that do business or offer services in, or that process or hold personal data of data subjects in, the European Union. Our current processes and practices do not yet fully comply with the GDPR, and we are currently expending considerable time and resources, including management attention, to revise our practices and bring them into compliance. Furthermore, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to modify our plans to comply with the GDPR, or otherwise to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the European Union.

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

If the validity of an informed consent from a patient intake for Panorama or our other tests is challenged, we could be precluded from billing for such testing, forced to stop performing such tests, or required to repay amounts previously received, which would adversely affect our business and financial results.

All clinical data and blood samples that we receive are required to have been collected from individuals who have provided appropriate informed consent for us to perform our testing, both commercially and in clinical trials. We seek to ensure that the individuals from whom the data and samples are collected do not retain or have conferred any proprietary or commercial rights to the data or any discoveries derived from them. Our partners operate in a number of different countries in addition to the United States, and, to a large extent, we rely upon them to comply with the individual’s informed consent and with U.S. and international laws and regulations. The collection of data and samples in many different states and foreign countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The individual's informed consent obtained in any particular country could be challenged in the future, and those informed consents could be deemed invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our partners, could deny us access to, or force us to stop testing samples in, a particular country or could call into question the results of our clinical trials. We could also be precluded from billing third-party payers for tests for which informed consents are challenged, or could be requested to refund amounts previously paid by third-party payers for such tests. We could become involved in legal challenges, which could require significant management and financial resources and adversely affect our revenues and results of operations.

Risks Related to Our Intellectual Property

Third-party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products or services.

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties. We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Certain third parties, including our competitors, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. In particular, Illumina has filed a patent infringement lawsuit against us alleging that our Panorama test infringes certain claims under U.S. Patent 9,493,831, as further described in “Commitments and Contingencies—Legal Proceedings” in Note 7 to our Consolidated Financial Statements. We have in the past also been engaged in patent infringement litigation with Sequenom. The number of contested intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products or services; pay potentially substantial monetary damages; and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could prevent us from offering our tests, which would have a material adverse effect on our business, financial condition and our results of operations.

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

We may be required to file infringement lawsuits to protect our interests, which can be expensive and time-consuming. We cannot assure you that we would be successful in proving any such infringement by a third party, and we may become subject to counterclaims by such third parties. Our patents may be declared invalid or unenforceable, or narrowed in scope, as a result of such litigation. Some third-party infringers may have substantially greater resources than us and may be able to sustain the costs of complex infringement litigation more effectively than we can. Even if we prevail in an infringement action, we cannot assure you that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party on terms less profitable or otherwise less commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. Any inability to stop third-party infringement could result in loss in market share of some of our products or lead to a delay, reduction and/or inhibition of our development, manufacture or sale of some of our products. A product produced and sold by a third-party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits.

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

We rely on trade secret protection and proprietary know-how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how, or other confidential information. For example, although we have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements, we cannot assure you that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information, including as a result of breaches of our physical or electronic security systems, or as a result of our employees failing to abide by their confidentiality obligations during or upon termination of their employment with us. Any action to enforce our rights is likely to be time-consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are heightened in countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized use or disclosure of, or access to, our trade secrets, know-how or other proprietary information, whether accidentally or through willful misconduct, could have a material adverse effect on our programs and our strategy, and on our ability to compete effectively.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may be volatile, which could subject us to litigation.

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

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described in Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported securities class action lawsuit had been filed against us, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Note 7 in the Notes to Consolidated Financial Statements and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

As a public company, we will continue to incur significantly increased costs and devote substantial management time.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Our management and other personnel have limited experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act. We hired, and we expect that we will need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. Also, as a public company it is more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

As of March 31, 2018, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 47.6% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

10-Q001-3747810.211/9/2017
		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
10.1*	License, Development and Distribution Agreement, dated as of March 9, 2018, by and between Natera, Inc. and QIAGEN LLC.					X

10-Q001-3747810.211/9/2017
Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NATERA, INC.

Date: May 10, 2018	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)