Form 10-Q
period 2018-06-30
Natera, Inc.
filed 2018-08-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 60,944,180.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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

•	our expectations of the reliability, accuracy, and performance of Panorama, as well as expectations of the benefits to patients, providers, and payers of Panorama;
•	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests, including our recently launched offerings;
•	our efforts to translate our technology and expertise in prenatal testing into oncology and kidney transplant rejection applications;
•	the effect of improvements in our cost of goods sold;
•	our estimates of the total addressable markets for our current and potential product offerings;
•	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
•	the effect of changes in the way we account for our revenue;
•

our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreement with QIAGEN, and our ability to enter into additional such partnerships in the future

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
•

our ability to complete clinical studies and publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, including our SMART study and our ongoing trials in oncology and transplantation;

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

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(As Revised)
Assets
Current assets:
Cash and cash equivalents	$12,306	$12,620
Restricted cash, current portion	5,612	59
Short-term investments	70,901	106,247
Accounts receivable, net of allowance of $1,773 in 2018 and $2,000 in 2017	57,002	44,089
Inventory	12,324	8,998
Prepaid expenses and other current assets	7,225	8,612
Total current assets	165,370	180,625
Property and equipment, net	25,313	29,667
Restricted cash, long-term portion	342	342
Other assets	3,336	3,979
Total assets	$194,361	$214,613
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,689	$8,529
Accrued compensation	8,615	9,599
Other accrued liabilities	30,520	33,257
Deferred revenue, current portion	1,174	1,420
Short-term debt financing	50,132	50,112
Warrants	—	2,644
Total current liabilities	98,130	105,561
Long-term debt financing	73,211	73,065
Deferred rent, net of current portion	8,922	9,241
Deferred revenue, long-term portion	36,135	—
Other long-term liabilities	—	1,329
Total liabilities	216,398	189,196

Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2018 and December 31, 2017, respectively; 55,454 and 54,040 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6	6
Additional paid in capital	491,887	472,552
Accumulated deficit	(513,072)	(446,375)
Accumulated other comprehensive loss	(858)	(766)
Total stockholders’ (deficit) equity	(22,037)	25,417
Total liabilities and stockholders’ equity (deficit)	$194,361	$214,613

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Revised)		(As Revised)
Revenues
Product revenues	$60,353	$50,929	$114,622	$99,323
Licensing and other revenues	2,716	1,354	10,787	2,342
Total revenues	63,069	52,283	125,409	101,665
Cost and expenses
Cost of product revenues	39,204	33,709	78,259	66,797
Cost of licensing and other revenues	1,791	850	3,328	1,462
Research and development	11,852	11,786	26,192	24,436
Selling, general and administrative	37,440	34,309	75,365	71,891
Total cost and expenses	90,287	80,654	183,144	164,586
Loss from operations	(27,218)	(28,371)	(57,735)	(62,921)
Interest expense	(2,560)	(218)	(4,949)	(401)
Interest and other (expense) income, net	(3,933)	(413)	(3,796)	887
Loss before income taxes	(33,711)	(29,002)	(66,480)	(62,435)
Income tax expense	(113)	(64)	(217)	(111)
Net loss	$(33,824)	$(29,066)	$(66,697)	$(62,546)
Unrealized gain (loss) on available-for-sale securities, net of tax	46	62	(92)	262
Comprehensive loss	$(33,778)	$(29,004)	$(66,789)	$(62,284)

Net loss per share (Note 12):
Basic	$(0.62)	$(0.55)	$(1.23)	$(1.18)
Diluted	$(0.62)	$(0.55)	$(1.23)	$(1.18)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	54,551	53,088	54,342	52,924
Diluted	54,551	53,088	54,342	52,924

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

 (in thousands)

	Six months ended
	June 30,
	2018	2017
		(As Revised)
Operating activities
Net loss	$(66,697)	$(62,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,679	3,620
Stock-based compensation	6,522	5,420
Premium amortization and discount accretion on investment securities	310	515
Amortization of debt discount	195	—
Interest accrued for borrowings	20	399
Inventory excess adjustments	152	187
(Gain) loss on disposal of property and equipment	(12)	12
Impairment of assets	1,544	576
Loss on investments	32	47
Loss (gain) from changes in fair value of warrants	4,119	(320)
Provision for doubtful accounts	(58)	(240)
Changes in operating assets and liabilities:
Accounts receivable	(12,854)	5,383
Inventory	(3,477)	(1,132)
Prepaid expenses and other current assets	1,564	1,349
Other assets	415	223
Accounts payable	(784)	2,028
Accrued compensation	(984)	(2,961)
Other accrued liabilities	(3,752)	7,493
Deferred revenue	35,889	96
Deferred rent, net of current portion	(320)	1,457
Net cash used in operating activities	(34,497)	(38,394)

Investing activities
Purchases of investments	(20,584)	(4,219)
Proceeds from sale of investments	27,895	36,791
Proceeds from maturity of investments	27,600	3,000
Purchases of property and equipment, net	(1,227)	(8,066)
Net cash provided by investing activities	33,684	27,506

Financing activities
Proceeds from exercise of stock options	4,197	939
Proceeds from issuance of common stock under employee stock purchase plan	1,855	1,503
Net cash provided by financing activities	6,052	2,442

Net increase (decrease) in cash, cash equivalents and restricted cash	5,239	(8,446)
Cash, cash equivalents and restricted cash, beginning of period	13,021	16,690
Cash, cash equivalents and restricted cash, end of period	$18,260	$8,244

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

The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the six months ended June 30, 2018, the Company had a net loss of $66.7 million, which increased the accumulated deficit to $513.1 million at June 30, 2018 from $446.4 million at December 31, 2017 following the full retrospective adoption of Accounting Codification Standards 606, Revenue from Contracts with Customers (“ASC 606”), which required a cumulative-effect adjustment to be recorded to the opening balance of the Company’s accumulated deficit as of January 1, 2016. At June 30, 2018, the Company had $12.3 million in cash and cash equivalents, $70.9 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 9) including accrued interest, and $73.2 million of net carrying amount of the 2017 Term Loan (as defined in Note 9). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

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

On July 12, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with certain underwriters to complete an equity offering to sell 4,500,000 shares of its common stock to the public at a price of $20 per share, along with the sale of  675,000 additional shares of its common stock to the underwriters upon their exercise of the option to purchase those shares. Upon the closing of the equity offering on July 16, 2018, the Company received proceeds of $96.6 million, net of underwriting discounts and commissions as well as offering expenses totaling approximately $0.7 million.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 9, 2018.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. Short-term restricted cash consists of $5.6 million cash deposits held to secure a letter of credit associated with a settlement agreement in connection with reimbursement related claims (as described in Note 7 under Legal Proceedings) as of June 30, 2018. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

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

	June 30,	December 31,	June 30,	December 31,
	2018	2017	2017	2016
	(in thousands)
Cash and cash equivalents in balance sheet	$12,306	$12,620	$7,138	$15,256
Restricted cash, current portion in balance sheet	5,612	59	764	1,092
Restricted cash in other assets in balance sheet	342	342	342	342
Total cash, cash equivalents and restricted cash in statements of cash flows	$18,260	$13,021	$8,244	$16,690

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and six months ended June 30, 2018 and 2017, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2018 and December 31, 2017, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

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

Capitalized Software Held for Internal Use

The Company capitalizes salaries and related costs of employees and consultants who devote time to the development of internal-use software development projects. Capitalization begins during the application development stage, once the preliminary project stage has been completed. If a project constitutes an enhancement to previously developed software, the Company assesses whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, capitalization ceases and the Company estimates the useful life of the asset and begins amortization. The Company periodically assesses whether triggering events are present to review internal-use software for impairment. Changes in estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the reporting period. See Property and Equipment, net under Note 6 for more detail regarding an impairment charge recorded to write off certain project development costs during the first quarter of 2018.

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $2.1 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively. Amortized expense for amounts previously capitalized for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.2 million, respectively; and $0.7 and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	June 30,
	2017	Increase	Adjustment	2018
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(766)	$(124)	$32	$(858)
Total accumulated other comprehensive (loss) income, net of tax	$(766)	$(124)	$32	$(858)

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

Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective approach. The Company revised the financial results in its statements of operations and comprehensive loss for three months ended March 31, 2017 and balance sheet as of December 31, 2017, as if ASC 606 had been effective for those periods. The adoption of ASC 606 resulted in a cumulative-effect adjustment of $41.6 million retroactively to the opening balance of accumulated deficit as of January 1, 2016. The impact of adopting the new guidance on product revenues for the three and six months ended June 30, 2017 was a decrease of $1.3 million and an increase of $1.2 million, respectively. For financial statement disclosure purposes, the Company elected one of the practical expedients under ASC 606 to forego disclosures related to the allocation of consideration to the remaining performance obligations and the timing in which revenues will be recognized from such performance obligations.

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

Upon the adoption of ASC 606, the Company restated the following selected amounts in its unaudited condensed consolidated statements of operations and comprehensive loss from amounts previously reported:

	Three months ended June 30, 2017
	As Previously	Adoption of
	Reported	ASC 606	As Revised
	(in thousands)
Product revenues	$52,276	$(1,347)	$50,929
Licensing and other revenues	1,341	13	1,354
Total revenues	53,617	(1,334)	52,283

Loss from operations	(27,037)	(1,334)	(28,371)
Net loss	(27,732)	(1,334)	(29,066)
Net loss per share:
Basic	(0.52)	(0.03)	(0.55)
Diluted	$(0.52)	$(0.03)	$(0.55)

	Six months ended June 30, 2017
	As Previously	Adoption of
	Reported	ASC 606	As Revised
	(in thousands)
Product revenues	$98,189	$1,134	$99,323
Licensing and other revenues	2,329	13	2,342
Total revenues	100,518	1,147	101,665

Loss from operations	(64,068)	1,147	(62,921)
Net loss	(63,693)	1,147	(62,546)
Net loss per share:
Basic	(1.20)	0.02	(1.18)
Diluted	$(1.20)	$0.02	$(1.18)

	Six months ended June 30, 2017
	As Previously	Adoption of	Adoption of
	Reported	ASU 2016-18	ASC 606	As Revised
	(in thousands)
Operating activities:
Net loss	$(63,693)	$—	$1,147	$(62,546)
Changes in operating assets and liabilities:
Accounts receivable	6,530	—	(1,147)	5,383
Net cash used in operating activities	(38,066)	(328)	—	(38,394)
Cash, cash equivalents and restricted cash, beginning of period	15,256	1,434	—	16,690
Cash, cash equivalents and restricted cash, end of period	$7,138	$1,106	$—	$8,244

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-08”), Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The Company adopted this new guidance beginning January 1, 2018 and retroactively adjusted the statements of cash flows for six months ended June 30, 2017 to show the combined result of cash and cash equivalents and restricted cash.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The purpose of ASU 2016-15 is to limit diversity in the classification of certain transactions in the statement of cash flows. Such transactions include (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon bonds, (3) contingent consideration payments made after a business combination, (4) proceeds from insurance claims settlement, (5) proceeds from settlement of life insurance policies, and (6) distributions of equity method investments. The Company adopted this new guidance beginning January 1, 2018, which did not result in a material impact on its financial statements as none of the transactions described above occurred during the six months ended June 30, 2018.

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

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

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

Product revenue is recognized in an amount that equals to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and six months ended June 30, 2018, $0.9 million and $1.8 million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

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

For the three and six months ended June 30, 2018, the Company recognized revenue of approximately $0.1 million and $5.6 million, respectively, related to support services provided and the delivery of its technology license to Qiagen.

There were no incremental origination costs associated with entering into the Qiagen Agreement.

The primary source of the Company’s revenues relates to the sale of prenatal genetic tests. The Company also recognizes licensing revenues from its cloud-based software platform, Constellation and other revenues. The following table shows disaggregation of revenues by types of products and services, with sales of genetic tests further disaggregated by test families:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
(Amounts in thousands)		(As Revised)		(As Revised)
Sales of genetic tests
Panorama NIPT	$35,715	$31,527	$68,982	$64,086
HCS	21,421	16,472	39,683	29,425
Other genetic tests	3,217	2,930	5,957	5,812
Product revenues	60,353	50,929	114,622	99,323
Licensing and other
Constellation	1,293	1,045	2,598	2,033
Other	1,423	309	8,189	309
Licensing and other revenues	2,716	1,354	10,787	2,342
Total revenues	$63,069	$52,283	$125,409	$101,665

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
(Amounts in thousands)		(As Revised)		(As Revised)
Insurance carriers	$48,321	$41,022	$92,463	$79,862
Laboratory partners	10,132	9,179	25,020	17,272
Patients	4,616	2,082	7,926	4,531
Total revenues	$63,069	$52,283	$125,409	$101,665

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
(Amounts in thousands)		(As Revised)		(As Revised)
United States	$56,631	$46,007	$106,995	$89,832
Americas, excluding U.S.	847	785	1,697	1,485
Europe, Middle East, India, Africa	3,756	3,620	13,078	6,836
Other	1,835	1,871	3,639	3,512
Total revenues	$63,069	$52,283	$125,409	$101,665

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

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	June 30,	December 31,
	2018	2017
(Amounts in thousands)		(As Revised)
Assets:
Accounts receivable	$57,002	$44,089
Liabilities:
Deferred revenue, current portion	$1,174	$1,420
Deferred revenue, long-term portion	36,135	—
Total deferred revenues	$37,309	$1,420

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2017	$1,420
Increase in deferred revenues	36,832
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(580)
Revenue recognized from performance obligations satisfied within the same period	(363)
Balance at June 30, 2018	$37,309

During the six months ended June 30, 2018, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $0.6 million, of which $0.5 million was related to genetic testing services and the provision of IVD kits, with an insignificant portion of revenue pertaining to undelivered Evercord storage services over the remaining contractual life of such services.

As of June 30, 2018, total deferred revenues were $37.3 million, which were comprised of the current and long-term portions of $1.2 million and $36.1 million, respectively. The current portion pertained primarily to the provision of IVD kits, genetic testing services and Evercord storage services that will be fulfilled within the next 12 months. The long-term portion included $1.7 million of Evercord storage services to be delivered by the Company over the remaining contractual life of such services, and a net amount of $34.4 million associated with the remaining performance obligations from the Qiagen Agreement.  Such remaining performance obligations were comprised of development services and market development support, for which revenue will be recognized over time based on the value of services; and the option for Qiagen to expand its commercialization to another country, with revenue recognized at a point in time when such option is exercised or expires. The Company expects to recognize $9.4 million of the amounts reported as long-term deferred revenue as each remaining performance obligation is satisfied.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2018				December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$569	$—	$—	$569	$3,477	$—	$—	$3,477
U.S. Treasury securities	36,865	—	—	36,865	67,026	—	—	67,026
U.S. agency securities	—	22,332	—	22,332	—	27,072	—	27,072
Municipal securities	—	11,704	—	11,704	—	12,149	—	12,149
Total financial assets	$37,434	$34,036	$—	$71,470	$70,503	$39,221	$—	$109,724

Current Liabilities:
Warrants	$—	$—	$—	$—	$—	$—	$2,644	$2,644
Total financial liabilities	$—	$—	$—	$—	$—	$—	$2,644	$2,644

During the six months ended June 30,  2018, the Company did not make any transfers between Level I and Level II assets.

The Company's warrants to purchase common stock are valued using Level III inputs; the Company used inputs from a Black-Scholes model with market volatility that is determined for comparable companies in the same business sector. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the six months ended June 30, 2018:

Warrants
(in thousands)
Balance at December 31, 2017	$2,644
Change in fair value	4,119
Warrants exercised	(6,763)
Balance at June 30, 2018	$—

Warrants

The significant unobservable inputs used in the fair value of warrants are derived from the Company's common stock valuation that is based on inputs from a Black-Scholes option-pricing model, with the expected term of 4.75 years, risk-free interest rate of 2.74%, and market volatility of 41.40% that was determined for comparable companies in the same business sector. The inherent risk in the market volatility is the selection of companies with similar business attributes to the Company.

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

As of June 30, 2018, the warrants were fully exercised.  See Note 10 for more detail regarding the exercise of warrants.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market deposits	$569	$—	$—	$569	$3,477	$—	$—	$3,477
U.S. Treasury securities	37,445	—	(580)	36,865	67,480	10	(464)	67,026
U.S. agency securities	22,544	—	(212)	22,332	27,293	—	(221)	27,072
Municipal securities	11,770	—	(66)	11,704	12,240	—	(91)	12,149
Total	$72,328	$—	$(858)	$71,470	$110,490	$10	$(776)	$109,724

Classified as:
Cash equivalents				$569				$3,477
Short-term investments				70,901				106,247
Total				$71,470				$109,724

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three and six months ended June 30, 2018 and 2017,  the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of June 30, 2018, the Company had 17 investments in an unrealized loss position in its portfolio.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2018:

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$33,114	$32,989
Greater than one year but less than five years	38,645	37,912
Total	$71,759	$70,901

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2018	2017
		(in thousands)
Machinery and equipment	3-5 years	$32,920	$31,825
Furniture and fixtures	3 years	1,319	1,216
Computer equipment	3 years	2,117	1,958
Capitalized software held for internal use	3 years	4,641	4,465
Leasehold improvements	Lesser of useful life or lease term	10,916	10,691
Construction-in-process		3,874	6,497
		55,787	56,652
Less: Accumulated depreciation and amortization		(30,474)	(26,985)
Total Property and Equipment, net		$25,313	$29,667

During the six months ended June 30, 2018, an asset impairment charge of $1.5 million was recorded in research and development expenses in the statements of operations and comprehensive loss. This charge was recorded to write off the project development costs that were previously capitalized.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company agreed to pay total consideration of $3.2 million. The total consideration was paid in the third quarter of 2016. As of June 30, 2018 and December 31, 2017,  $1.4 million and $1.8 million of deferred costs related to the total consideration paid were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement and for the three and six months ended June 30, 2018, the Company amortized $0.2 million and $0.4 million of such costs, respectively, which was recorded as a reduction of product revenues in the statements of operations and comprehensive loss.

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments (as described in Note 9). The Company also paid legal fees totaling $0.3 million in connection with this term loan. Total debt issuance costs of $2.7 million is accounted for as a debt discount.  For financial statement presentation purposes, the Company has classified $2.0 million of the debt discount as a direct reduction from the outstanding debt balance, while $0.7 million of such remains in noncurrent assets for the unused borrowing capacity of $25.0 million. The debt discount is being amortized on a straight-line basis over the term of the loan. For the three and six months ended June 30, 2018,  debt discount amortized from noncurrent assets was insignificant. As of June 30, 2018, total unamortized debt discount remaining in noncurrent assets was $0.6 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Accrued paid time off	$1,752	$1,806
Accrued commissions	3,050	3,558
Accrued bonuses	1,767	2,063
Other accrued compensation	2,046	2,172
Total accrued compensation	$8,615	$9,599

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
(Amounts in thousands)		(As Revised)
Settlement accrued for reimbursement related claims	$3,921	$10,062
Reserves for refunds to insurance carriers	8,310	6,794
Accrued charges for outsourced testing	5,725	6,566
Testing and laboratory materials from suppliers	2,346	1,367
Marketing and corporate affairs	1,190	1,456
Legal, audit and consulting fees	755	206
Accrued shipping charges	851	198
Sales tax payable	694	504
Accrued specimen service fees	1,083	683
Accrued rent	880	856
Clinical trials and studies	551	483
Other accrued expenses	4,214	4,082
Total other accrued liabilities	$30,520	$33,257

As of December 31, 2017, the Company accrued a total of $11.4 million for amounts due under a settlement agreement related to reimbursement related claims, of which $10.1 million was the current portion and $1.3 million was recorded in other long-term liabilities. At the end of the first quarter of 2018, the noncurrent portion of the $1.3 million was reclassified to other current liabilities, and settlement prepayment of approximately $5.3 million had been made by the Company. The Company was allowed to make subsequent quarterly installments as described in Note 7 under Legal Proceedings. As of June 30, 2018, the first quarterly installment of approximately $1.3 million, along with a separate payment of approximately $0.8 million, had been paid to the federal government and the participating State Medicaids, respectively.  The remaining amount accrued in other current liabilities under the settlement agreement was $3.9 million.

Reserves for refunds to insurance carriers include actual overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates as reserves for potential refund requests during the period. When the Company releases these previously reserved amounts, they are recognized as product revenues in the statements of operations and comprehensive loss. During the three months ended June 30, 2018, $0.9 million previously held in reserves from payers were released, and the Company reserved an additional $3.3 million, of which approximately $1.4 million pertained to the assessment of overpayments and $1.9 million was determined based on claims submitted to the Company.  During the six months ended June 30, 2018, $1.8 million previously held in reserves from payers were released, and amounts totaling $5.1 million were reserved, of which approximately $2.7 million pertained to the assessment of overpayments and $2.4 million was determined based on claims submitted to the Company. Amounts remaining in reserves totaled $8.3 million and $6.8 million as of June 30, 2018 and December 31, 2017, respectively.

7. Commitments and Contingencies

Operating Leases

As of June 30, 2018, the Company leases office facilities under non‑cancelable operating lease agreements. The Company currently occupies approximately 113,000 square feet of laboratory and office space at its San Carlos, California corporate headquarters pursuant to a lease that it directly entered into with its landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $319,095 per month. The Second Space covers approximately 25,000 square feet at a base rent of $97,431 per month. The Company paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately 84 months and expires in October 2023. According to the terms of this lease, the Company had submitted claims for tenant improvements allowance totaling $0.2 million to the landlord for reimbursements, which was received in July 2018. The tenant improvements allowance is being amortized over the lease term.

In March 2018, the Company entered into a lease for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility began in June 2018 with rent payment commencing in August 2018 at $11,900 per month, subject to an annual increase of approximately 3%. The lease term is 62 months expiring in July 2023.

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

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016, increasing from $0.1 million to $0.2 million. Pursuant to the terms of the lease, the subsidiary paid a security deposit of $0.4 million, and the landlord allotted the subsidiary an allowance for leasehold improvements of up to $7.8 million. The Company was reimbursed by the landlord the full amount of the allowance in 2017.

The future annual minimum lease payments under all non-cancelable operating leases as of June 30, 2018 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2018 (remaining 6 months)	$4,131
2019	8,588
2020	8,825
2021	9,067
2022	9,319
2023 and thereafter	14,832
Total future minimum lease payments	$54,762

Rent expense for the three months ended June 30, 2018 and 2017 was $1.3 million and $1.7 million, respectively, and $3.4 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On March 16, 2018, a lawsuit against the Company was filed in the United States District Court for the Northern District of California by Illumina, Inc., alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ‘831 patent). Among other relief, the complaint seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On June 29, 2018, the Company filed a petition for inter partes review of the ‘831 patent. The Company intends to vigorously defend against the claims in this lawsuit, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution of this lawsuit would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded back to the San Mateo Superior Court. The Company has appealed the remand and discovery has been stayed, or held, pending the appeal. The Company also filed a demurrer, or a request for dismissal as a matter of law, in the San Mateo Superior Court, which was granted on October 23, 2017.  The San Mateo Superior Court demurred the claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, as amended, without leave to re-file. The San Mateo Superior Court granted the demurrer as to Section 11 of the Act with leave to re-file.  Plaintiffs refiled an amended complaint on November 22, 2017. The Company filed a motion for judgment on the pleadings under the amended complaint on January 25, 2018, which the plaintiffs opposed. Hearings on the motion were held in May and July of 2018. On August 7, 2018 the judge granted the Company’s motion for judgment on the pleadings, without leave to amend, and ordered that judgment be entered in favor of the defendants. Plaintifs may seek appellate review of the judgment. The Company intends to continue to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

On December 12, 2015, the Company received a civil investigative demand from the United States Department of Justice in connection with a qui tam action related to past reimbursement submissions for some of its testing. The qui tam action was originally filed under seal by the relators on January 26, 2015 in the United States District Court for the Western District of Kentucky. The qui tam complaint alleged that Natera submitted false claims to government health care programs for its testing services performed during the period from January 1, 2013 to December 31, 2016, and sought damages and penalties. The complaint was unsealed on February 8, 2018. On March 7, 2018, the Company reached agreement with the United States Department of Justice to resolve all claims made against it in the action. Under the settlement agreement, the Company will pay a total of approximately $11.4 million to the federal government and the participating state Medicaids, of which approximately $5.3 million plus applicable interest will be paid in four equal quarterly installments, subject to the Company’s option to prepay without penalty. In exchange for the payment of the settlement amounts, the United States and the relators agreed to release the Company from certain claims, including civil or administrative monetary relief sought under the complaint. The settlement agreement does not contain or represent an admission of liability or wrongdoing by the Company, and there will be no corporate integrity agreement. For the year ended December 31, 2017, the Company recorded a charge of $11.4 million associated with this settlement in its statements of operations and comprehensive loss. As of December 31, 2017, the Company classified $10.1 million of this settlement in other accrued liabilities and the remaining $1.3 million in other long-term liabilities. See disclosures regarding payments made as of June 30, 2018 in Note 6 under Other Accrued Liabilities.

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

Contractual Commitments

As of June 30, 2018, the Company has non-cancelable contractual commitments with a supplier for approximately $7.0 million and other material supplier commitments for approximately $1.5 million for inventory material used in the laboratory testing process.

As of June 30, 2018, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $0.3 million for the next 12 months.

As of June 30, 2018, the Company has non-cancelable minimum purchase commitments with a supplier of diagnostic reagents totaling approximately $3.2 million through February 2020.

As of June 30, 2018, the Company has $0.9 million of non-cancelable contractual commitments with a vendor for a minimum number of tests processed until December 31, 2018.

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

For the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of approximately $0.1 million and $0.3 million associated with the performance-based options after it evaluated that milestone (ii) described above was probable of being achieved.

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

The first offering period of 2018 started on November 1, 2017 and ended on April 30, 2018, and 206,447 shares were purchased at the end of the first offering period for total proceeds of approximately $1.9 million.  The second offering period of 2018 started on May 1, 2018 and will end on October 31, 2018. As of June 30, 2018, no shares had been purchased in the second offering period.

Stock Options

The following table summarizes option activity for the six months ended June 30, 2018:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2017	4,737	9,963	$6.54	7.03	$31,902
Additional shares authorized	2,162	—
Options granted	(1,512)	1,512	$9.56
Options exercised	—	(789)	$5.32
Options forfeited/cancelled	431	(431)	$10.91
Balance at June 30, 2018	5,818	10,255	$6.90	7.03	$122,326
Exercisable at June 30, 2018		6,250	$5.01	5.89	$86,350
Vested and expected to vest at June 30, 2018		10,024	$6.83	6.98	$120,254

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2018:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2017	389	$10.38
Granted	786	$9.52
Vested	(87)	$10.16
Canceled/forfeited	(63)	$9.80
Balance at June 30, 2018	1,025	$9.77

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,
	2018			2017
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$152	$1	$153	$139	$13	$152
Research and development	1,013	—	1,013	730	—	730
Selling, general and administrative	2,206	(4)	2,202	1,992	3	1,995
Total	$3,371	$(3)	$3,368	$2,861	$16	$2,877

	Six months ended June 30,
	2018			2017
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$290	$5	$295	$282	$1	$283
Research and development	1,916	—	1,916	1,380	—	1,380
Selling, general and administrative	4,314	(3)	4,311	3,756	1	3,757
Total	$6,520	$2	$6,522	$5,418	$2	$5,420

As of June 30, 2018, approximately $26.1 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 2.75 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended June 30,						Six months ended June 30,
	2018			2017			2018			2017
Expected term (years)	5.61	—	5.62	5.14	—	5.20	5.24	—	5.62	5.14	—	5.20
Expected volatility	40.77%	—	40.98%	62.68	—	62.93%	40.28%	—	40.98%	62.68%	—	62.93%
Expected dividend rate			0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	2.70%	—	2.86%	1.80	—	1.87%	2.37%	—	2.86%	1.80%	—	1.91%

Valuation of Stock Option Grants to Non-Employees

As of June 30, 2018, total options outstanding include 110,113 shares of option awards that were granted to non-employees, of which 8,984 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018			2017
Expected term (years)	2.75	2.69	2.72	—	2.75	2.67	—	2.69
Expected volatility	42.03%	52.18%	41.48%	—	42.03%	51.69%	—	52.18%
Expected dividend rate	0.00%	0.00%			0.00%			0.00%
Risk-free interest rate	2.58%	1.50%	2.36%	—	2.58%	1.42%	—	1.50%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. The Company determines its expected term by calculating the average of (1) its employees’ historical stock options exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. For employee stock options that are not granted “at-the-money,” the Company uses the binomial lattice model to calculate the expected term. Regarding non-employee stock options, the Company estimates the expected term by assessing their historical exercise behavior and length of service, and calculates the average of these two components.

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

For the three and six months ended June 30, 2018,  the Company recorded interest expense of $0.4 million and $0.7 million, respectively. Interest payments totaling $0.7 million had been made on the Credit Line during the six months ended June 30, 2018. As of June 30, 2018,  remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

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

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable.  As of June 30, 2018, the Company was in compliance with all of its covenants under the 2017 Term Loan.

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

For the three and six months ended June 30, 2018,  total debt discount amortized as interest expense in the statements of operations and comprehensive loss was $0.1 million and $0.2 million, respectively.  In addition, the Company made interest payments totaling $4.0 million during the six months ended June 30, 2018. Interest expense of $2.0 million and $4.0 million was recorded during the three and six months ended June 30, 2018. As of June 30, 2018,  the amount of the unamortized debt discount was $1.8  million, and the net carrying amount of the debt was $73.2 million.

10. Warrants

In April 2014, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share. The warrants were granted to ROS in connection with a senior secured term loan that has since been repaid. It was determined that the warrants granted are detachable and therefore are a standalone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative.

On June 26, 2018, the warrants were fully exercised by ROS using the option of net share settlement. Instead of remitting cash exercise proceeds to purchase the shares, ROS elected to receive a net amount of 332,896 shares. The Company remeasured the fair value of its warrant liability to $6.8 million during this period until June 26, 2018 and reclassified this amount to stockholders’ equity (deficit).

11. Income Taxes

During the three and six months ended June 30, 2018, the Company recorded total income tax expense of $0.1 million and $0.2 million, respectively. The Company provides testing to clinics and licenses the cloud-based software to its licensees that are based in a foreign country, which contributed to a foreign income tax expense of $65,000 and $125,000 for the three and six months ended June 30, 2018, respectively. State tax expense of $48,000 and $92,000 based on income was also recorded for the three and six months ended June 30, 2018, respectively.  During the three and six months ended June 30, 2017, the Company recorded a foreign income tax expense of $64,000 and $0.1 million, respectively, and no state income tax expense was recorded.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of March 31, 2018. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

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

The Company had $6.7 million and $5.9 million in unrecognized tax benefits at June 30, 2018 and December 31, 2017, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2018, there were no accrued interest and penalties related to uncertain tax positions.

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

The following table provides the basic and diluted net loss per share computations for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
		(As Revised)		(As Revised)
Numerator:
Net loss, basic and diluted	$(33,824)	$(29,066)	$(66,697)	$(62,546)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	54,551	53,088	54,342	52,924

Net loss per share, basic	$(0.62)	$(0.55)	$(1.23)	$(1.18)
Net loss per share, diluted	$(0.62)	$(0.55)	$(1.23)	$(1.18)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2018 and 2017:

	June 30,
	2018	2017
	(in thousands)
Options to purchase common stock	10,255	9,951
Warrants to purchase common stock	—	377
Restricted stock units	1,025	383
Employee stock purchase plan	70	86
	11,350	10,797

13. Subsequent Events

On July 12, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with certain underwriters to complete an equity offering to sell 4,500,000 shares of its common stock to the public at a price of $20 per share, along with the sale of 675,000 additional shares of its common stock to the underwriters upon their exercise of the option to purchase those shares. Upon the closing of the equity offering on July 16, 2018, the Company received proceeds of $96.6 million, net of underwriting discounts and commissions as well as offering expenses totaling approximately $0.7 million.

In July 2018, the Company amended its non-cancelable license agreement with a vendor to extend the term for another three years from July 2018 to March 2020.  The minimum committed fees in this agreement was $3.0 million.

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

Since 2009, we have launched a comprehensive suite of ten products in women’s health and prenatal testing—nine molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio—and our personalized liquid biopsy technology for oncology diagnostic applications, for research use only by oncology researchers and biopharmaceutical companies. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (HCS) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. Our revenues were $63.1 million and $125.4 million for the three and six months ended June 30, 2018, compared to $52.3 million and $101.7 million, respectively, for the three and six months ended June 30, 2017, as revised.

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

In the six months ended June 30, 2018, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A significant portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; individual patients and families for our Evercord cord blood and tissue service; and research laboratories and pharmaceutical companies for our Signatera (RUO) liquid biopsy technology. We market and sell our prenatal screening tests both through our sales force and those of our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenues comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of June 30, 2018, we have in-network contracts with insurance providers that account for over 205 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory distribution partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers may also reimburse for our products through out-of-network claims submission processes in situations where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees and cord blood and/or cord tissue samples banked. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the six months ended June 30, 2018, we processed 327,162 tests, comprised of approximately 306,400 tests accessioned in our laboratory and 19,300 processed through our Constellation software platform, or Constellation units, compared to approximately 247,100 tests processed during the six months ended June 30, 2017, comprised of approximately 233,700 tests accessioned and 13,400 Constellation units. This increase in volume primarily represents continuous commercial growth of Panorama, both as tests performed in our laboratory as well as through our Constellation software platform, and HCS.  We accessioned approximately 212,100 Panorama tests during the six months ended June 30, 2018, which represents an increase of approximately 26% over the same period in the prior year. We accessioned approximately 83,300 HCS tests during the six months ended June 30, 2018, which represents an increase of approximately 45% over the same period in the prior year.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2018 was 80%, down from 84% for the six months ended June 30, 2017. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2018 was relatively flat at 5% when compared to the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the six months ended June 30, 2018 was 15%, up from 12% for the six months ended June 30, 2017.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory distribution partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015. We are also party to a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $1.3 million and $2.6 million in revenues from our licensing arrangements during the six months ended June 30, 2018 and 2017, respectively. The DDC arrangement commenced in the second quarter of 2014.

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

For the six months ended June 30, 2018, our revenues increased to $125.4 million from $101.7 million in the six months ended June 30, 2017, as revised. Panorama revenues accounted for $69.0 million, or 55%, of our revenues for the six months ended June 30, 2018 and $64.1 million, or 63%, of our revenues for the six months ended June 30, 2017, as revised. HCS revenues accounted for $39.7 million, or 32%, of our revenues for the six months ended June 30, 2018 and $29.4 million, or 29%, of our revenues for the six months ended June 30, 2017, as revised.  A significant proportion of our revenues in the six months ended June 30, 2018 were derived from in-network payer contracts. For the six months ended June 30, 2018 and 2017, there were no customers exceeding 10% of total revenue on an individual basis. In January 2017, we terminated our licensing and distribution agreement for Panorama with Bio-Reference. Revenues from customers outside of the United States were $18.4 million and $11.8 million for the six months ended June 30, 2018 and 2017, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the six months ended June 30, 2018 and 2017, as revised, were $66.7 million and $62.5 million, respectively. This included non-cash stock compensation expense of $6.5 million and $5.4 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $513.1 million.

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

Sales of Panorama, HCS and Vistara tests are recorded as product revenues.  Revenues recognized from tests processed through our Constellation software platform, Evercord and Signatera revenues are reported in licensing and other revenues. As of June 30, 2018, we have 23 licensing and service arrangements with laboratories under our cloud-based distribution model. During the six months ended June 30, 2018, we recognized revenue from 12 of such arrangements.

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

We consider our critical accounting policies and estimates to be revenue recognition, income taxes, fair value measurements, stock-based compensation, and impairment of long-lived assets. Effective January 1, 2018, we adopted the new revenue recognition standard, ASC 606, using the full retrospective approach with a cumulative-effect adjustment of $41.6 million to the opening balance of accumulated deficit as of January 1, 2016.

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

Product revenue is recognized in an amount that equals the total consideration (as described above) at a point in time when the test results are delivered. We reserve certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and six months ended June 30, 2018,  $0.9 million and $1.8 million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

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

For the three months ended June 30, 2018, we recognized revenue of approximately $0.1 million related to support services provided to Qiagen. As of June 30, 2018, we reported a net amount of $34.4 million as deferred revenue, long-term portion, on our balance sheet. The remaining performance obligations were comprised of development services and market development support, for which revenue will be recognized over time based on the value of services; and the option for Qiagen to expand its commercialization to another country, with revenue recognized at a point in time when such option is exercised or expires. We expect to recognize $9.4 million of the amounts reported as long-term deferred revenue as each remaining performance obligation is satisfied.

There were no incremental origination costs associated with entering into the Qiagen Agreement.

Results of operations

Comparison of the three months ended June 30, 2018 and 2017

	Three months ended
	June 30,		Change
	2018	2017	Amount	Percent
(In thousands except percentage)		(As Revised)
Revenues
Product revenues	$60,353	$50,929	$9,424	18.5%
Licensing and other revenues	2,716	1,354	1,362	100.6
Total revenues	63,069	52,283	10,786	20.6
Cost and expenses
Cost of product revenues	39,204	33,709	5,495	16.3
Cost of licensing and other revenues	1,791	850	941	110.7
Research and development	11,852	11,786	66	0.6
Selling, general and administrative	37,440	34,309	3,131	9.1
Total cost and expenses	90,287	80,654	9,633	11.9
Loss from operations	(27,218)	(28,371)	1,153	(4.1)
Interest expense	(2,560)	(218)	(2,342)	1,074.3
Interest and other (expense) income, net	(3,933)	(413)	(3,520)	852.3
Loss before income taxes	(33,711)	(29,002)	(4,709)	16.2
Income tax expense	(113)	(64)	(49)	76.6
Net loss	$(33,824)	$(29,066)	$(4,758)	16.4%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include licensing of our Constellation software to our licensees and revenues from our Evercord business. We also recognized revenues from our agreement with Qiagen. During the three months ended June 30, 2018, total revenues increased by $10.8 million, or 20.6%, when compared to the three months ended June 30, 2017, as revised.  Product revenues increased by $9.4 million, resulting primarily from revenue growth in Panorama and HCS tests. Panorama and HCS revenues increased by $4.0 million and $5.2 million, respectively. Revenues from other tests increased by $0.2 million. The number of Panorama and HCS tests accessioned grew when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and other revenues increased by $1.4 million, or 100.6%, during the three months ended June 30, 2018 when compared to the three months ended June 30, 2017 due to the additional revenues of $1.0 million from our Evercord business and $0.3 million from our Constellation software licensing arrangements with our licensees and the associated IVD kits. We also recognized revenues of $0.1 million from the agreement with Qiagen that we entered into in March 2018.

During the three months ended June 30, 2018, we processed 162,807 tests, comprised of approximately 152,500 tests accessioned and 9,500 Constellation units. Approximately 105,300 Panorama tests and 41,800 HCS tests were accessioned during the three months ended June 30, 2018. During the three months ended June 30, 2017, we processed approximately 125,700 tests, comprised of approximately 118,700 tests accessioned and 7,000 Constellation units.

Approximately 83,900 Panorama tests and 30,700 HCS tests were accessioned during the three months ended June 30, 2017.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the three months ended June 30, 2018, total reported units were approximately 155,100, comprising of approximately 145,900 reported units that were accessioned and 9,200 Constellation units. Within this period, we recognized revenues on approximately 103,200 Panorama tests accessioned and 7,600 Panorama Constellation units, and approximately 38,700 HCS tests accessioned. During the three months ended June 30, 2017, total reported units were approximately 119,300, comprising of approximately 112,500 reported units that were accessioned and 6,800 Constellation units. Within this period, we recognized revenues on approximately 80,000 Panorama tests accessioned and 5,200 Panorama Constellation units, and approximately 29,100 HCS tests accessioned.

Revenues from customers outside of the United States were $6.3 million and $6.3 million for the three months ended June 30, 2018 and 2017, respectively.

Cost of product revenues

During the three months ended June 30, 2018, cost of product revenues increased by $5.5 million, or 16.3%, when compared to the three months ended June 30, 2017 primarily due to $1.1 million of additional costs incurred from increased volume of HCS tests accessioned and related third party test fees, $2.8 million of higher material and service costs associated with increased volume of Panorama, and $0.3 million additional costs associated with other tests accessioned, higher freight charges of $1.0 million as a result of overall volume growth for tests, as well as higher labor and overhead allocation of approximately $0.3 million. As a percentage of product revenues, cost of product revenues decreased 1.2% from 66.2% for the three months ended June 30, 2017, as revised, to 65.0% for the three months ended June 30, 2018. While the growth of our overall test volume continued, we expected our updated HCS automation workflow, which was launched in April 2018, to gradually drive our cost of product revenues down for the remainder of 2018.

Cost of licensing and other revenues

Cost of licensing and other revenues increased by $0.9 million, or 110.7%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to with the launch of our Evercord business in April 2017, as well as costs incurred in connection with Signatera (RUO) launched in August 2017. During the three months ended June 30, 2018, costs incurred from our Evercord business increased $1.0 million, and costs associated with Signatera (RUO) were $0.1 million. During the three months ended June 30, 2018, costs associated with the improvement and maintenance of our Constellation software platform decreased $0.2 million when compared to the same period of the prior year as its design and functionality began to mature over time.

Research and development

Research and development expenses during the three months ended June 30, 2018 were relatively flat compared to the three months ended June 30, 2017. The increases in our personnel related expenses of $0.5 million were driven by higher stock-based compensation and bonuses, $0.1 million of higher amortization of software service and maintenance contracts, and consulting fees of $0.1 million offset by lower overhead allocation of $0.5 million and expenses of $0.2 million for laboratory supplies, validation study on our Constellation software platform and clinical trials.

Selling, general and administrative

Selling, general and administrative expenses increased by $3.1 million, or 9.1%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $1.8 million as a result of our growth in headcount, stock-based compensation and bonuses; higher corporate related expenses of $1.5 million associated with increased collection efforts by our third-party vendor,  administrative fees charged for our self-funded health insurance plans and fees paid for certain public company registration filings; higher office related expenses of $0.3 million driven by amortization of software service and maintenance contracts, and higher outside services of $0.2 million for the hiring of temporary support staff and consultants for technical accounting projects and legal fees paid in connection with the settlement agreement related to reimbursement related claims. These increases were offset by reduced spending of $0.7 million on marketing events, activities and travel.

Interest expense

Interest expense increased by $2.3 million in the three months ended June 30, 2018 compared to the same period in the prior year. The increase was the combined result of $2.2 million of interest incurred and debt discount amortized in connection with our 2017 Term Loan, and $0.1 million of interest charged at the variable interest rate on the Credit Line, which was higher in the three months ended June 30, 2018. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest and other (expense) income, net

Interest and other (expense) income, net was $3.9 million for the three months ended June 30, 2018, compared to $0.4 million in the same period of the prior year, which represented a net increase in expenses of  $3.5 million. This net increase in expenses was primarily due to an unfavorable movement on the change in the fair value of our warrant liability totaling $3.3 million, and foreign currency transaction losses totaling $0.2 million.

Comparison of the six months ended June 30, 2018 and 2017

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	Percent
(In thousands except percentage)		(As Revised)
Revenues:
Product revenues	$114,622	$99,323	$15,299	15.4%
Licensing and other revenues	10,787	2,342	8,445	360.6
Total revenues	125,409	101,665	23,744	23.4
Cost and expenses:
Cost of product revenues	78,259	66,797	11,462	17.2
Cost of licensing and other revenues	3,328	1,462	1,866	127.6
Research and development	26,192	24,436	1,756	7.2
Selling, general and administrative	75,365	71,891	3,474	4.8
Total cost and expenses	183,144	164,586	18,558	11.3
Loss from operations	(57,735)	(62,921)	5,186	(8.2)
Interest expense	(4,949)	(401)	(4,548)	1,134.2
Interest and other (expense) income, net	(3,796)	887	(4,683)	(528.0)
Loss before income taxes	(66,480)	(62,435)	(4,045)	6.5
Income tax expense	(217)	(111)	(106)	95.5
Net loss	$(66,697)	$(62,546)	$(4,151)	6.6%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include licensing of our Constellation software to our licensees and revenues from our Evercord business. We also recognized revenues from our agreement with Qiagen. During the six months ended June 30, 2018, total revenues increased by $23.7 million, or 23.4%, when compared to the six months ended June 30, 2017, as revised. Product revenues increased by $15.5 million, resulting primarily from revenue growth in Panorama and HCS tests. Panorama and HCS revenues increased by $4.8 million and $10.5 million, respectively. Revenues from other tests increased by $0.2 million. The number of Panorama and HCS tests accessioned grew when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collections trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and other revenues increased by $8.4 million, or 360.6%, during the six months ended June 30, 2018 when compared to the six months ended June 30, 2017 due to revenues of $2.0 million from our Evercord business and $0.8 million from Constellation software licensing arrangements with our licensees and the associated IVD kits. We also recognized revenues totaling $5.6 million from the agreement with Qiagen that we entered into in March 2018.

During the six months ended June 30, 2018, we processed 327,162 tests, comprised of approximately 306,400 tests accessioned and 19,300 Constellation units. Approximately 212,100 Panorama tests and 83,300 HCS tests were accessioned during the six months ended June 30, 2018. During the six months ended June 30, 2017, we processed approximately 247,100 tests, comprised of approximately 233,700 tests accessioned and 13,400 Constellation units. Approximately 168,000 Panorama tests and 57,600 HCS tests were accessioned during the six months ended June 30, 2017.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the six months ended June 30, 2018, total reported units were approximately 302,300, comprising of approximately 283,800 reported units that were accessioned and 18,500 Constellation units. Within this period, we recognized revenues on approximately 200,200 Panorama tests accessioned and 15,100 Panorama Constellation units, and approximately 75,900 HCS tests accessioned. During the six months ended June 30, 2017, total reported units were approximately 232,900, comprising of approximately 220,000 reported units that were accessioned and 12,900 Constellation units. Within that period, we recognized revenues on approximately 159,500 Panorama tests accessioned and 9,700 Panorama Constellation units, and approximately 53,600 HCS tests accessioned.

Revenues from customers outside of the United States were $18.3 million and $11.8 million for the six months ended June 30, 2018 and 2017, respectively.

Cost of product revenues

During the six months ended June 30, 2018, cost of product revenues increased by $11.5 million, or 17.2%, when compared to the six months ended June 30, 2017 primarily due to $4.5 million of additional costs incurred from increased volume of HCS tests accessioned and related third party test fees, $4.7 million of higher material and service costs associated with increased volume of Panorama, $1.0 million additional costs associated with other tests accessioned, and higher freight charges, labor and overhead allocation of $1.3 million as a result of overall volume growth for tests. As a percentage of product revenues, cost of product revenues increased 1.0% from 67.3% for the six months ended June 30, 2017, as revised, to 68.3% for the six months ended June 30, 2018. This increase represented continuous overall test volume growth, but we expect our updated HCS automation workflow launched in April 2018 will gradually drive our cost of product revenues down for the remainder of 2018.

Cost of licensing and other revenues

Cost of licensing and other revenues increased by $1.9 million, or 127.6%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the launch of our Evercord business in April 2017, and costs incurred in connection with Signatera (RUO) which we launched in August 2017. During the six months ended

June 30, 2018, costs incurred from our Evercord business increased $1.9 million, and costs associated with Signatera (RUO) were $0.3 million, while costs associated with the improvement and maintenance of our Constellation software platform decreased by $0.3 million when compared to the same period in the prior year. We expect the reduction in costs required to improve and maintain our Constellation software platform to continue as its design and functionality matures  over time.

Research and development

Research and development expenses increased by $1.7 million, or 7.2%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in research and development expenses was primarily attributable to an impairment charge of $1.5 million recorded to write off previously capitalized project development costs; an increase in salaries and related expenses of $0.6 million driven mainly by stock-based compensation; an increase of $0.5 million in facilities and office related expenses resulting from an expansion of our laboratory operations at our San Carlos, California headquarters and amortization of software service and maintenance contracts, partially offset by lower overhead allocation of $0.7 million following the launch of our HCS automated workflow in April 2018, and a decrease in consulting fees of $0.2 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $3.5 million, or 4.8%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $2.6 million as a result of our growth in headcount, stock-based compensation and bonuses; higher corporate related expenses of $1.8 million associated with increased collection effort by our third-party vendor, administrative fees charged for our self-funded health insurance plans and fees paid for certain public company registration filings; an increase in office related expenses of $0.7 million driven by amortization of software service and maintenance contracts and higher infrastructure related expenses, and an increase of $0.4 million in outside services related to the hiring of temporary support staff and consultants for technical accounting projects and additional fees incurred from our annual audit, reduced by lower legal fees paid for general corporate matters. These increases were offset by reduced spending of $2.0 million on marketing events, activities and travel.

Interest expense

Interest expense increased by $4.5 million in the six months ended June 30, 2018 compared to the same period in the prior year. The increase was the combined result of $4.2 million of interest incurred and debt discount amortized in connection with our 2017 Term Loan, and $0.3 million of interest charged at the variable interest rate on the Credit Line, which was higher in the six months ended June 30, 2018. See “Liquidity and Capital Resources—Credit Line Agreement.”

Interest and other (expense) income, net

Interest and other (expense) income, net was $3.8 million for the six months ended June 30, 2018, compared to interest and other income of $0.9 million in the same period of the prior year, which represented a net increase in expenses of  $4.7 million. This net increase in expenses was primarily due to an unfavorable movement on the change in the fair value of our warrant liability totaling $4.4 million, and foreign currency transaction losses totaling $0.3 million.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2018, we had a net loss of $66.7 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2018, we had an accumulated deficit of $513.1 million. We had $12.3 million in cash and cash equivalents, $70.9 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $73.2 million of net carrying amount of the 2017 Term Loan.

While we have introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, we have funded the portion of operating costs that exceeds revenues through a combination of equity issuances and debt and other financings. We expect to develop and commercialize future products and, consequently, we will need to generate additional revenues to achieve future profitability and may need to raise additional equity or incur additional debt. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development and commercialization of our products and significantly scale back our business and operations.

On July 12, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with certain underwriters to complete an equity offering to sell 4,500,000 shares of our common stock to the public at a price of $20 per share, along with the sale of 675,000 additional shares of our common stock to the underwriters upon their exercise of the option to purchase those shares. Upon the closing of the equity offering on July 16, 2018, we received proceeds of $96.6 million, net of underwriting discounts and commissions as well as offering expenses totaling approximately $0.7 million.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 9, 2018.

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

For the three and six months ended June 30, 2018, we recorded interest expense of $0.4 million and $0.7 million, respectively. Interest payments totaling $0.7 million had been made on the Credit Line during the six months ended June 30, 2018. As of June 30, 2018, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

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

For the three and six months ended June 30, 2018, total debt discount amortized as interest expense in the statements of operations and comprehensive loss was $0.1 million and $0.2 million, respectively. In addition, we made interest payments totaling $4.0 million during the six months ended June 30, 2018. As of June 30, 2018, the amount of unamortized debt discount was $1.8 million, and the net carrying amount of the debt was $73.2 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
(Amounts in thousands)		(As Revised)
Cash used in operating activities	$(34,497)	$(38,394)
Cash provided by investing activities	33,684	27,506
Cash provided by financing activities	6,052	2,442
Net increase (decrease) in cash, cash equivalents and restricted cash	5,239	(8,446)
Cash, cash equivalents and restricted cash, beginning of period	13,021	16,690
Cash, cash equivalents and restricted cash, end of period	$18,260	$8,244

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2018 was $34.5 million. The net loss of $66.7 million includes $16.5 million in non‑cash benefits resulting from $6.5 million of stock-based compensation expense, $4.1 million of remeasurement loss on the change in the fair value of our warrant liability,  $3.7 million of depreciation and amortization, an impairment charge of $1.5 million recorded to write off the project development costs previously capitalized following our decision to terminate a cell-free DNA extraction automation project, $0.3 million of premium amortization and discount accretion on investment securities, $0.2 million of accrued interest on our Credit Line and amortization of debt discount in connection with our 2017 Term Loan, and $0.2 million of inventory excess adjustments.  Operating assets generated cash outflows of  $14.3 million primarily due to a $12.8 million increase in accounts receivable and a $3.5 million increase in inventory, offset by a $1.6 million reduction in prepaid expenses and other current assets and a $0.4 million decrease in other assets. Operating liabilities generated cash inflows of  $30.0 million due to an increase in deferred revenue of $35.9 million primarily driven by prepaid sales-based royalties and performance obligations not yet delivered to Qiagen,  offset by decreases in deferred rent of $0.3 million, other accrued liabilities of $3.8 million, accrued compensation of $1.0 million and accounts payable of $0.8 million.

Cash used in operating activities during the six months ended June 30, 2017 was $38.4 million, as revised. The net loss of $62.5 million includes $10.2 million in non‑cash benefits resulting from $5.4 million of stock-based compensation expense, $3.6 million of depreciation and amortization, an asset impairment charge of $0.6 million recorded as a result of us entirely phasing out certain sequencing and automation equipment, $0.5 million of premium amortization and discount accretion on investment securities, $0.4 million of accrued interest on our Credit Line, a write down on obsolete inventory of $0.2 million, a $0.3 million remeasurement gain on the change in the fair value of our warrant liability and other non‑cash benefits of $0.2 million. Operating assets generated cash inflows of $5.8 million primarily due  to a decrease of $5.4 million in accounts receivable, a decrease of $1.3 million in prepaid and other current assets, and a decrease of $0.2 million in other assets, offset by a $1.1 million increase in inventory. Operating liabilities generated cash inflows of $8.1 million due to an increase in other accrued liabilities of $7.5 million, an increase in accounts payable of $2.0 million, increases in deferred revenue and deferred rent of $1.6 million, offset by a decrease in accrued compensation of $3.0 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2018 totaled $33.7 million, which was comprised of $55.5 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $20.6 million and acquisitions of property and equipment of $1.2 million.

Cash provided by investing activities for the six months ended June 30, 2017 totaled $27.5 million, which was comprised of $39.8 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $4.2 million and the acquisition of property and equipment of $8.1 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 totaled $6.1 million of proceeds from exercise of stock options and shares purchased from the employee stock purchase plan. Cash provided by financing activities for the six months ended June 30, 2017 totaled $2.4 million of proceeds from exercise of stock options and shares purchased from the employee stock purchase plan.

Contractual Obligations and Other Commitments

Except as follows,  there were no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2017.

In March 2018, we entered into a lease for our cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility began in June 2018 with rent payment commencing in August 2018 at $11,900 per month, subject to an annual increase of approximately 3%. The lease term is 62 months expiring in July 2023.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $1.3 million based on our $125.1 million gross debt outstanding, including principal and accrued interest as of June 30,  2018. We expect our annual interest expense to increase as a result of our 2017 Term Loan.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2018, our interest income would change by approximately $0.7 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of June 30, 2018.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any unfavorable events or circumstances actually occurs, our business may suffer, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We derive most of our revenues from Panorama, and if our efforts to further increase the use and adoption of Panorama or to develop new products and services in the future do not succeed, our business will be harmed.

For the three months ended June 30, 2018 and the year ended December 31, 2017, 57% and 63%, respectively, of our revenues were derived from sales of our Panorama NIPT. Although we are growing our revenues from other products, in particular our Horizon carrier screen, we expect to continue to derive a significant portion of our revenues from the sales of Panorama. Continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, and our initial public offering. Our net loss for the three months ended June 30, 2018 and 2017 was $33.8 million and $29.1 million, respectively.  Our net loss for the years ended December 31, 2017, 2016 and 2015 was $136.3 million, $95.8 million and $70.3 million, respectively.  As of June 30, 2018 and December 31, 2017, we had an accumulated deficit of $513.1 million and $446.4 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop new products.

In addition, the rate of growth in our revenues has generally been negative, low or flat in recent periods, and this trend may continue in future periods. In particular, a significant element of our business strategy has been to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues if we are unable to continue to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the new code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening has been approved and is expected to take effect beginning January 1, 2019, and may have a similar effect on our reimbursement rates for our broader Horizon carrier screening panel, which we currently primarily receive reimbursement for on a per-condition basis,  as those tests will be reimbursed as a combined single panel instead of as multiple individual tests.

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

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products, and are now expanding our platform and applying our expertise in processing and analyzing cell-free DNA in the fields of cancer diagnostics and transplant rejection. In 2017 we launched several new products or enhanced versions of existing products, including our first offering in oncology for research use only. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or entering into collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for cancer screening, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama and with Horizon, for which we recently launched a new workflow.

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

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Counsyl, Inc.; Bio-Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; Berry Genomics Co., Ltd.; Progenity; LifeCodexx AG; Synlab International GmbH; and Multiplicom N.V., which was recently acquired by Agilent Technologies Inc. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; NxGen MDx LLC; Fulgent Genetics; and GenPath Diagnostics, a business unit of Bio-Reference. In cord blood and tissue banking, we compete with companies such as Cord Blood Registry, a subsidiary of AMAG Pharmaceuticals, Inc.; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; CorCell Companies, Inc.; LifeBankUSA; AlphaCord LLC; StemCyte USA; and CariCord. In the field of cancer diagnostics through liquid biopsy tests, which are the same type of cancer diagnostic tests as Signatera (RUO) and other cancer diagnostic tests that we may seek to develop, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc. and Foundation Medicine, Inc., both subsidiaries of Roche, Grail, which was spun off from Illumina, Guardant Health, Inc., Personal Genome Diagnostics, Inc., and Genomic Health Inc. We expect that the number of competitors in this space will continue to increase as we conduct our development and commercialization activities.

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

Approximately 84% and 83% of our revenues for the three months ended June 30, 2018 and the year ended December 31, 2017, respectively, were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions; we continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties”; moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

Panorama, Horizon and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we have experienced and will likely continue to experience on occasion as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing process, as we recently did in implementing significant updates to our Horizon workflow. Any refinements we make to our testing processes may not improve our tests as we expect  and may result in unanticipated issues that may adversely affect our test performance as described above. For example, we have been experiencing longer than expected turnaround times under our updated Horizon workflow and are working to remedy these issues. Such operational and technical difficulties adversely affect test performance, may impact the commercial attractiveness of our products, and may increase our cost or divert our resources, including management’s time and attention, from other projects and priorities. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate.

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

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA certified laboratories. For example, a portion of our Horizon carrier screening testing and our Vistara single-gene mutations testing is performed by third-party laboratories. In addition, we contract with a third-party laboratory to perform the processing and storage of our Evercord customers’ cord blood and cord tissue samples. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have in the past had issues with delivering results to us or resolving issues with us within the time frames we expected or established in our contracts with them. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations to us in a timely manner and in accordance with the standards that we and our customers expect, our ability to service our customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, when these issues arise, we have had to expend time, management attention and other resources to address and remedy such issues.

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

Our overall test volumes grew from approximately 317,700 to 447,600 and further to 515,200 tests processed during the years ended December 31, 2015, 2016 and 2017, respectively, and since 2009 we have launched 11 product offerings, four of them in 2017 alone. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows, as with V3 of Panorama in 2017 and our new Horizon workflow earlier this year. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and, with respect to our Evercord offering, storage capacity, and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as has happened in the past when we experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters in San Carlos, California to our facility in Austin, Texas. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We launched four new products in 2017 alone, two of which are in markets or industries that are new to us; as we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

While we have increased the focus of our commercial efforts on our U.S. direct sales force, we continue to rely on relationships with laboratory partners to sell Panorama and our other products, both in the United States and internationally. For example, we have recently entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, we will rely on Qiagen for the distribution of an NIPT based on our Panorama test, on a new sequencing platform that has not yet been fully validated for our test to be run in a commercially viable manner. Distributing Panorama and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could stop selling our products, reduce their marketing efforts in respect of our products, develop and commercialize or otherwise sell competing products, or otherwise breach their agreements with us. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are in the process of pursuing additional strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

Outside of the United States we enlist local and regional laboratories, contract employees and other service providers to assist with blood draws, engineering, sales, marketing and customer support. Subject to regulatory clearance where required, we also contract with international licensees to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data through our cloud-based Constellation platform. Locating, qualifying and engaging additional distribution partners and local laboratories with local industry experience and knowledge is necessary to effectively market and sell our tests outside of the United States. We may not be successful in finding, attracting and retaining such distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices and other activities utilized by our distribution partners, contract employees and other service providers that are locally acceptable may not comply with relevant standards required under United States laws that apply to our operations overseas, including through third parties, which could create additional compliance risk. Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees, contractors, partners or agents abroad. Non-compliance by us or our employees, contractors, partners or agents of these or any other applicable laws or regulations could result in fines or penalties, or adversely affect our ability to operate and grow our business. Even if we are able to effectively manage our international operations, if our distribution partners and local and regional laboratory licensees are unable to effectively manage their businesses, our business and results of operations could be adversely affected. Furthermore, the legal landscape governing advertising, promotional and other marketing activities can vary widely from jurisdiction to jurisdiction, and is often more complex, less clear or less developed than in the United States. If our marketing activities are found to be in violation of local laws, regulations or practices, we may be subject to fines and other penalties, and may be required to cease marketing or commercialization activities in such jurisdiction. If our sales and marketing efforts are not successful outside of the United States, we may not achieve market acceptance for our tests outside of the United States, which would harm our business.

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

As of June 30, 2018 and December 31, 2017, we had approximately $125.1 million of debt outstanding with accrued interest. In August 2017, we completed our 2017 Term Loan under which we borrowed $75.0 million. In addition, we have $50.1 million outstanding under our Credit Line with UBS. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our 2017 Term Loan contains various restrictive covenants and is secured by substantially all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt; conversely, our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the 2017 Term Loan or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

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

Our estimates of total addressable market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates.

Total addressable market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our publicly announced estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.

Reimbursement and Regulatory Risks Related to Our Business

If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare and Medicaid, or CMS, and state reimbursement programs for our tests. We do not expect to receive reimbursement for a significant number of Panorama tests for average-risk patients and for microdeletions that we performed in the quarter ended June 30, 2018. In addition, we are working to develop our Signatera (RUO) liquid biopsy technology, which is an oncology test, as a CLIA laboratory developed test, and it remains unclear whether and to what extent liquid biopsy or other oncology sequencing tests will be reimbursed. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing tests or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the the Society for Maternal Fetal Medicine, or SMFM, has issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect the ACMG and SMFM guidelines to result in an increase in the number of average-risk women who are informed of NIPT and that may request it as a result, not all third-party payers reimburse for NIPT for these average-risk patients. Currently, Aetna Inc., UnitedHealthcare Insurance Company and a number of other third-party payers have negative coverage determinations for NIPT in average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not reimburse.

In addition, a CPT code for microdeletions took effect on January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, due to third-party payers declining to reimburse and as a result of reduced reimbursement, under the code, which has had, and we expect to continue to have, an adverse effect on our revenues. In addition, the American Medical Association, or AMA, has approved the use of a CPT code for expanded carrier screening tests, which is expected to take effect January 1, 2019. The new code may cause reimbursement rates for our broader Horizon carrier screening panel to decrease because those tests will be reimbursed as a combined single panel instead of as multiple individual tests.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests, such as Horizon, that screen for multiple conditions, or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. For example, a commercial payer has recently alleged that it has overpaid us and has demanded recoupment of the alleged overpayments. See “Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in Note 7 to our Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. As described in “Commitments and Contingencies—Legal Proceedings” in Note 7 to our Consolidated Financial Statements, we recently reached a settlement with the United States Department of Justice to pay approximately $11.4 million to resolve claims under a qui tam complaint regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

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

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from the Medicare program and state Medicaid programs.

Our revenues from Medicare are currently very small, given the population that Medicare covers, and the fact that our testing generally is not received by Medicare beneficiaries. As a result, we do not expect those revenues to increase materially with regard to NIPT. However, we expect that Medicare reimbursement will impact our ability to receive future revenue from our planned Signatera CLIA test. Medicare reimbursement can also affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare's fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS pursuant to a statutory formula established by the U.S. Congress. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues.

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

In the meantime, the FDA could require us to seek premarket clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance or approval is required for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory premarket clearance or approval process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed for each of our products and would involve submitting a premarket notification, or 510(k), a de novo application, or filing a PMA application with the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory approvals. In addition, we may require cooperation in our filings for FDA clearance or approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances or approvals, or may be delayed or be required to expend additional costs and other resources in doing so. For example, while we recently entered into a licensing, development and distribution agreement with Qiagen to develop NIPT and potentially other tests based on our technology, including for FDA approval, on Qiagen’s sequencer, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance or approval for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in demonstrating safety and efficacy with respect to such components of our test. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we are party to certain litigation with Illumina as described in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, which is incorporated by reference. Furthermore, if FDA premarket clearance or approval is required, our cash flows may be adversely affected until we obtain such clearance or approval, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

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

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our Constellation cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents required for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to offer Panorama as an IVD directly in these jurisdictions. This, coupled with our use of our Panorama brand name under our Constellation model, has caused regulatory authorities to question whether we, our laboratory partners or our licensees may be marketing, commercializing or otherwise offering our tests without required approvals. We have in the past addressed inquiries from regulatory authorities in the European Union regarding the regulatory status of our Panorama offering, and expect that we will continue to face questions from regulatory authorities in various countries with respect to Panorama or Constellation. If we do not continue to satisfactorily address any such questions in the future, we may be required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. Our laboratory located in San Carlos, California is CLIA certified, and is accredited by the College of American Pathologists, or CAP, a CMS-approved accreditation organization. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may conduct a random inspection of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA or CAP requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation, as well as a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs and significant adverse publicity.

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

CMS also has the authority to impose a wide range of sanctions, including revocation of a laboratory’s CLIA certification along with a bar on the ownership or operation of any CLIA-certified laboratory by any owners or operators of the deficient laboratory. If we fail to maintain our CLIA certification or any required state license or accreditation, or if any sanction were imposed upon us under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, we would not be able to operate our clinical laboratory and offer our testing services in the affected states or countries, which would materially and adversely impact our business and results of operations. Bringing our laboratory back into compliance with CLIA requirements could cause us to incur significant expenses and potentially lose revenues in doing so.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing. This could adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. An example of an attempt to scale back PPACA came through the passing of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act repeals the individual mandate under PPACA, which required consumers to buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that less consumers will carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests. This could also impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we do not know whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, there have been a number of proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA. These attempts have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

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

We will remain an emerging growth company until the earliest of (a) the end of the fiscal year (i) following the fifth anniversary of the closing of our IPO, or December 31, 2020, (ii) in which the market value of our common stock that is held by non-affiliates exceeds $700 million and (iii) in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, and (b) the date on which we issue more than $1 billion in non-convertible debt in a three-year period.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or in connection with acquisitions or strategic or commercial transactions, could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

In the future, we may issue additional securities or sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We also expect to issue common stock to employees and directors pursuant to our equity incentive plans. If we sell or issue common stock, convertible securities or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, investors may be materially diluted. We may decide to issue common stock or other equity securities in connection with an acquisition or a strategic or commercial transaction, which could cause dilution to our existing stockholders. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

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

As of June 30, 2018, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 43.9% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Not applicable.

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

NATERA, INC.

Date: August 9, 2018	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)