Form 10-Q
period 2018-09-30
Natera, Inc.
filed 2018-11-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 61,823,667.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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
•

our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreement with QIAGEN, and our ability to enter into additional such partnerships in the future;

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
•

our ability to complete clinical studies and publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, including our SMART study and our ongoing and planned trials in oncology and transplant rejection;

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

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(As Revised)
Assets
Current assets:
Cash and cash equivalents	$34,535	$12,620
Restricted cash, current portion	4,222	59
Short-term investments	130,891	106,247
Accounts receivable, net of allowance of $1,980 in 2018 and $2,000 in 2017	60,397	44,089
Inventory	12,244	8,998
Prepaid expenses and other current assets	6,399	8,612
Total current assets	248,688	180,625
Property and equipment, net	24,833	29,667
Restricted cash, long-term portion	342	342
Other assets	3,446	3,979
Total assets	$277,309	$214,613
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,884	$8,529
Accrued compensation	9,587	9,599
Other accrued liabilities	31,067	33,257
Deferred revenue, current portion	1,156	1,420
Short-term debt financing	50,135	50,112
Warrants	—	2,644
Total current liabilities	101,829	105,561
Long-term debt financing	73,284	73,065
Deferred rent, net of current portion	8,775	9,241
Deferred revenue, long-term portion	36,850	—
Other long-term liabilities	—	1,329
Total liabilities	220,738	189,196

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2018 and December 31, 2017, respectively; 61,673 and 54,040 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7	6
Additional paid in capital	600,146	472,552
Accumulated deficit	(542,688)	(446,375)
Accumulated other comprehensive loss	(894)	(766)
Total stockholders’ equity	56,571	25,417
Total liabilities and stockholders’ equity	$277,309	$214,613

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Revised)		(As Revised)
Revenues
Product revenues	$62,662	$54,512	$177,284	$153,835
Licensing and other revenues	2,618	1,398	13,405	3,740
Total revenues	65,280	55,910	190,689	157,575
Cost and expenses
Cost of product revenues	39,477	33,558	117,736	100,355
Cost of licensing and other revenues	2,202	1,054	5,530	2,516
Research and development	12,393	12,609	38,585	37,045
Selling, general and administrative	38,374	34,478	113,739	106,369
Total cost and expenses	92,446	81,699	275,590	246,285
Loss from operations	(27,166)	(25,789)	(84,901)	(88,710)
Interest expense	(2,781)	(1,477)	(7,730)	(1,878)
Interest and other income (expense), net	449	(437)	(3,347)	450
Loss before income taxes	(29,498)	(27,703)	(95,978)	(90,138)
Income tax expense	(118)	(162)	(335)	(273)
Net loss	$(29,616)	$(27,865)	$(96,313)	$(90,411)
Unrealized (loss) gain on available-for-sale securities, net of tax	(36)	67	(128)	329
Comprehensive loss	$(29,652)	$(27,798)	$(96,441)	$(90,082)

Net loss per share (Note 12):
Basic	$(0.49)	$(0.52)	$(1.71)	$(1.70)
Diluted	$(0.49)	$(0.52)	$(1.71)	$(1.70)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	60,570	53,447	56,462	53,100
Diluted	60,570	53,447	56,462	53,100

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

 (in thousands)

	Nine months ended
	September 30,
	2018	2017
		(As Revised)
Operating activities
Net loss	$(96,313)	$(90,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,574	5,320
Stock-based compensation	10,138	8,406
Premium amortization and discount accretion on investment securities	264	703
Amortization of debt discount	293	51
Interest accrued for borrowings and claims related settlement	189	1,825
Inventory excess adjustments	230	413
(Gain) loss on disposal of property and equipment	(12)	12
Impairment of assets	1,544	576
Loss on investments	42	55
Loss from changes in fair value of warrants	4,119	397
Provision for doubtful accounts	152	(93)
Changes in operating assets and liabilities:
Accounts receivable	(16,460)	5,746
Inventory	(3,477)	(3,187)
Prepaid expenses and other current assets	2,371	660
Other assets	302	476
Accounts payable	967	(4,548)
Accrued compensation	(13)	(1,639)
Other accrued liabilities	(3,798)	3,724
Deferred revenue	36,586	467
Deferred rent, net of current portion	(466)	1,351
Net cash used in operating activities	(57,768)	(69,696)

Investing activities
Purchases of investments	(115,066)	(184,263)
Proceeds from sale of investments	37,387	55,352
Proceeds from maturity of investments	52,600	124,325
Purchases of property and equipment, net	(1,770)	(9,147)
Net cash used in investing activities	(26,849)	(13,733)

Financing activities
Proceeds from exercise of stock options	12,063	1,834
Proceeds from issuance of common stock under employee stock purchase plan	1,855	1,503
Proceeds from equity offering, net of issuance costs	96,777
Borrowings under long-term debt facility	—	75,000
Net cash provided by financing activities	110,695	78,337

Net increase (decrease) in cash, cash equivalents and restricted cash	26,078	(5,092)
Cash, cash equivalents and restricted cash, beginning of period	13,021	16,690
Cash, cash equivalents and restricted cash, end of period	$39,099	$11,598

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

The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2018, the Company had a net loss of $96.3 million, which increased the accumulated deficit to $542.7 million at September 30, 2018 from $446.4 million at December 31, 2017 following the full retrospective adoption of Accounting Codification Standards 606, Revenue from Contracts with Customers (“ASC 606”), which required a cumulative-effect adjustment to be recorded to the opening balance of the Company’s accumulated deficit as of January 1, 2016. At September 30, 2018, the Company had $34.5 million in cash and cash equivalents, $130.9 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 9) including accrued interest, and $73.3 million of net carrying amount of the 2017 Term Loan (as defined in Note 9). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

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

On July 12, 2018, the Company completed an equity offering to sell 4,500,000 shares of its common stock to the public at a price of $20 per share, along with the sale of  675,000 additional shares of its common stock to the underwriters upon their exercise of the option to purchase those shares. Upon the closing of the equity offering on July 16, 2018, the Company received proceeds of $97.3 million before offering expenses,  which totaled approximately $0.5 million.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after November 8, 2018.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. Short-term restricted cash consists of $4.2 million cash deposits held to secure a letter of credit associated with a settlement agreement in connection with reimbursement related claims (as described in Note 7 under Legal Proceedings) as of September 30, 2018. Long-term restricted cash consists of $0.3 million deposit per credit card terms.

The Company adopted ASU 2016-18 effective January 1, 2018, which required the change in restricted cash to be included as part of the total cash and cash equivalents. While restricted cash is still presented as a separate line item in the Company’s balance sheet, it is no longer presented as a separate item in the statements of cash flows. ASU 2016-18 also required a restatement of the statements of cash flows in the prior period presented to report this change.  The following is the reconciliation between how restricted cash is presented in the balance sheet and the statements of cash flows for all periods presented:

	September 30,	December 31,	September 30,	December 31,
	2018	2017	2017	2016
	(in thousands)
Cash and cash equivalents in balance sheet	$34,535	$12,620	$11,211	$15,256
Restricted cash, current portion in balance sheet	4,222	59	45	1,092
Restricted cash in other assets in balance sheet	342	342	342	342
Total cash, cash equivalents and restricted cash in statements of cash flows	$39,099	$13,021	$11,598	$16,690

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and nine months ended September 30, 2018 and 2017, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2018 and December 31, 2017, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

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

Warrants

The Company accounts for warrants to purchase shares of its common stock as a liability at fair value on the balance sheet date because the Company may be obligated to redeem these warrants at some point in the future. The warrants are subject to re-measurement at each balance sheet date, with changes in fair value of the warrants recognized as a gain or loss in interest and other income in the statements of operations and comprehensive loss. Further adjustments resulting from changes in fair value are no longer required as the warrants were fully exercised in June 2018.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.9 million and $2.6 million as of September, 2018 and December 31, 2017, respectively. Amortized expense for amounts previously capitalized for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.3 million, respectively; and $1.0 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Balance at			Balance at
	December 31,		Reclassification	September 30,
	2017	Increase	Adjustment	2018
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(766)	$(171)	$43	$(894)
Total accumulated other comprehensive (loss) income, net of tax	$(766)	$(171)	$43	$(894)

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

Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective approach. The Company revised the financial results in its statements of operations and comprehensive loss for three months ended March 31, 2017 and balance sheet as of December 31, 2017, as if ASC 606 had been effective for those periods. The adoption of ASC 606 resulted in a cumulative-effect adjustment of $41.6 million retroactively to the opening balance of accumulated deficit as of January 1, 2016. The impact of adopting the new guidance on product revenues for the three and nine months ended September 30, 2017 was a decrease of $0.7 million and an increase of $0.4 million, respectively. For financial statement disclosure purposes, the Company elected one of the practical expedients under ASC 606 to forego disclosures related to the allocation of consideration to the remaining performance obligations and the timing in which revenues will be recognized from such performance obligations.

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

Upon the adoption of ASC 606, the Company restated the following selected amounts in its unaudited condensed consolidated statements of operations and comprehensive loss from amounts previously reported:

	Three months ended September 30, 2017
	As Previously	Adoption of
	Reported	ASC 606	As Revised
	(in thousands)
Product revenues	$55,331	$(819)	$54,512
Licensing and other revenues	1,325	73	1,398
Total revenues	56,656	(746)	55,910

Loss from operations	(25,043)	(746)	(25,789)
Net loss	(27,119)	(746)	(27,865)
Net loss per share:
Basic	(0.51)	(0.01)	(0.52)
Diluted	$(0.51)	$(0.01)	$(0.52)

	Nine months ended September 30, 2017
	As Previously	Adoption of
	Reported	ASC 606	As Revised
	(in thousands)
Product revenues	$153,520	$315	$153,835
Licensing and other revenues	3,654	86	3,740
Total revenues	157,174	401	157,575

Loss from operations	(89,111)	401	(88,710)
Net loss	(90,812)	401	(90,411)
Net loss per share:
Basic	(1.71)	0.01	(1.70)
Diluted	$(1.71)	$0.01	$(1.70)

	Nine months ended September 30, 2017
	As Previously	Adoption of	Adoption of
	Reported	ASU 2016-18	ASC 606	As Revised
	(in thousands)
Operating activities:
Net loss	$(90,812)	$—	$401	$(90,411)
Changes in operating assets and liabilities:
Accounts receivable	6,147	—	(401)	5,746
Net cash used in operating activities	(68,649)	(1,047)	—	(69,696)
Cash, cash equivalents and restricted cash, beginning of period	15,256	1,434	—	16,690
Cash, cash equivalents and restricted cash, end of period	$11,211	$387	$—	$11,598

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-08”), Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and ending balances of cash on the statement of cash flows. Further, the new guidance requires the nature of the restrictions to be disclosed, as well as a reconciliation between the balance sheet and the statement of cash flows on how restricted and unrestricted cash are segregated. The Company adopted this new guidance beginning January 1, 2018 and retroactively adjusted the statements of cash flows for the nine months ended September 30, 2017 to show the combined result of cash and cash equivalents and restricted cash.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The purpose of ASU 2016-15 is to limit diversity in the classification of certain transactions in the statement of cash flows. Such transactions include (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon bonds, (3) contingent consideration payments made after a business combination, (4) proceeds from insurance claims settlement, (5) proceeds from settlement of life insurance policies, and (6) distributions of equity method investments. The Company adopted this new guidance beginning January 1, 2018, which did not result in a material impact on its financial statements as none of the transactions described above occurred during the nine months ended September 30, 2018.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. To ensure completeness of the financial statements presentation and disclosures, the Company has designated a project implementation team to perform certain procedures such as circulating lease accounting questionnaire and conducting inquiries to assess the population of the arrangements that may be considered under the scope of the new guidance.    In addition, the Company is in the process of finalizing its preliminary analysis and expects the potential magnitude of its right-of-use assets and lease liabilities to be material upon the adoption of this new guidance. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements,  which provides an alternative by allowing a cumulative-effect adjustment to be recorded in the opening retained earnings balance as of Jaunary 1, 2019 instead of the earliest period presented, and can be adopted concurrently with ASU 2016-02. The Company will plan on electing the alternative prescribed by ASU 2018-11 upon the adoption of ASU 2016-02 as of January 1, 2019. The modified retrospective approach must be applied to leases in existence as of the date of the adoption.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. ASU 2016-13 will become effective for the Company in the first quarter of 2020, with early adoption permitted beginning the first quarter of 2019. The modified retrospective approach should be applied upon adoption of this new guidance. The Company is currently evaluating the impact of adopting ASU 2016-13 on its financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This new guidance was established as a result of the Tax Cuts and Jobs Act passed in December 2017, which provides an opportunity for entities to reclassify residual income tax effects from accumulated other comprehensive income to retained earnings due to the reduction of the corporate income tax rate. The new guidance will be effective in the first quarter of 2019, and interim periods within that year, with early adoption permitted. The Company will have the option to apply this new guidance using either the full retrospective approach or to record the reclassifications as of the beginning date in the period of adoption. The Company is currently evaluating the impact of adopting ASU 2018-02 on its financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

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

Product revenue is recognized in an amount that equals to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and nine months ended September 30, 2018, $0.7 million and $2.5 million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

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

The Company offers its processing services together with storage services, and each of them is capable of being distinct, and is distinct in the context of the contract, and therefore, represents separate performance obligations.  Evercord customers may pay for both processing and storage services over a period of six,  12, or 18 months. The transaction price for the processing and storage services is calculated as the stated contract price, adjusted for discounts, refunds, and significant financing components. The Company determines that the transaction price represents the standalone selling prices that are observable in the market for both the processing and storage services. The total consideration is allocated between the processing services and storage services based on their standalone selling prices.

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

For the three and nine months ended September 30, 2018, the Company recognized revenue of approximately $0.1 million and $5.7 million, respectively, related to support services provided and the delivery of its technology license to Qiagen.

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

Disaggregation of Revenues

The primary source of the Company’s revenues relates to the sale of prenatal genetic tests. The Company also recognizes licensing revenues from its cloud-based software platform, Constellation and other revenues. The following table shows disaggregation of revenues by types of products and services, with sales of genetic tests further disaggregated by test families:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
(Amounts in thousands)		(As Revised)		(As Revised)
Sales of genetic tests
Panorama NIPT	$35,999	$33,889	$104,981	$97,975
HCS	23,565	17,900	63,248	47,325
Other genetic tests	3,098	2,723	9,055	8,535
Product revenues	62,662	54,512	177,284	153,835
Licensing and other
Constellation	1,054	1,058	3,652	3,091
Other	1,564	340	9,753	649
Licensing and other revenues	2,618	1,398	13,405	3,740
Total revenues	$65,280	$55,910	$190,689	$157,575

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
(Amounts in thousands)		(As Revised)		(As Revised)
Insurance carriers	$50,631	$44,410	$143,094	$124,272
Laboratory partners	9,162	9,286	34,182	26,558
Patients	5,487	2,214	13,413	6,745
Total revenues	$65,280	$55,910	$190,689	$157,575

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
(Amounts in thousands)		(As Revised)		(As Revised)
United States	$58,651	$49,896	$165,646	$139,728
Americas, excluding U.S.	932	773	2,629	2,258
Europe, Middle East, India, Africa	3,711	3,443	16,789	10,279
Other	1,986	1,798	5,625	5,310
Total revenues	$65,280	$55,910	$190,689	$157,575

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	September 30,	December 31,
	2018	2017
(Amounts in thousands)		(As Revised)
Assets:
Accounts receivable	$60,397	$44,089
Liabilities:
Deferred revenue, current portion	$1,156	$1,420
Deferred revenue, long-term portion	36,850	—
Total deferred revenues	$38,006	$1,420

As of September 30, 2018, accounts receivable of $60.4 million included trade receivables, as well as receivables from Evercord customers who selected certain prepayment plans for storage services to be delivered over the duration of lifetime or 18 years.  Evercord customers have the option to either prepay for storage services in full upfront or finance their prepayment plans over the period of six, 12, or 18 months. Generally, prepayments collected by the Company for the lifetime or 18-year storage plans are non-refundable unless the storage service agreement is terminated.  However, Evercord customers who choose the financing option will be obligated to make the remainder of their payments pursuant to the terms of the financing plan, and this represents the Company’s unconditional right to the consideration from its customers.  Total receivables pertaining to the financing options was $2.6 million, of which approximately $0.3 million was related to financing over the period greater than 12 months.  The Company reclassified $0.3 million to other noncurrent assets in its condensed consolidated balance sheet as of September 30, 2018.

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2017	$1,420
Increase in deferred revenues	38,082
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(700)
Revenue recognized from performance obligations satisfied within the same period	(796)
Balance at September 30, 2018	$38,006

During the nine months ended September 30, 2018, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $0.7 million, of which $0.6 million was related to genetic testing services and the provision of IVD kits and $0.1 million pertained to undelivered Evercord storage services over the remaining contractual life of such services.

As of September 30, 2018, total deferred revenues were $38.0 million, which were comprised of the current and long-term portions of $1.2 million and $36.8 million, respectively. The current portion pertained primarily to the provision of IVD kits, genetic testing services and Evercord storage services that will be fulfilled within the next 12 months. The long-term portion included $2.5 million of Evercord storage services to be delivered by the Company over the remaining contractual life of such services, and a net amount of $34.3 million associated with the remaining performance obligations from the Qiagen Agreement.  Such remaining performance obligations were comprised of development services and market development support, for which revenue will be recognized over time based on the value of services; and the option for Qiagen to expand its commercialization to another country, with revenue recognized at a point in time when such option is exercised or expires. The Company expects to recognize $9.3 million of the amounts reported as long-term deferred revenue as each remaining performance obligation is satisfied.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2018				December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$17,880	$—	$—	$17,880	$3,477	$—	$—	$3,477
U.S. Treasury securities	100,468	—	—	100,468	67,026	—	—	67,026
U.S. agency securities	—	18,849	—	18,849	—	27,072	—	27,072
Municipal securities	—	11,574	—	11,574	—	12,149	—	12,149
Total financial assets	$118,348	$30,423	$—	$148,771	$70,503	$39,221	$—	$109,724

Current Liabilities:
Warrants	$—	$—	$—	$—	$—	$—	$2,644	$2,644
Total financial liabilities	$—	$—	$—	$—	$—	$—	$2,644	$2,644

During the nine months ended September 30,  2018, the Company did not make any transfers between Level I and Level II assets.

The Company's warrants to purchase common stock were valued using Level III inputs; the Company used inputs from a Black-Scholes model with market volatility that is determined for comparable companies in the same business sector. The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair value and are excluded from the table above.

The following table provides a roll forward of the fair value, as determined by Level III inputs, of the warrants for the nine months ended September 30, 2018:

Warrants
(in thousands)
Balance at December 31, 2017	$2,644
Change in fair value	4,119
Warrants exercised	(6,763)
Balance at September 30, 2018	$—

As of September 30, 2018, the warrants were fully exercised.  See Note 10 for more detail regarding the exercise of warrants.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market deposits	$17,880	$—	$—	$17,880	$3,477	$—	$—	$3,477
U.S. Treasury securities	101,087	—	(619)	100,468	67,480	10	(464)	67,026
U.S. agency securities	19,029	—	(180)	18,849	27,293	—	(221)	27,072
Municipal securities	11,669	—	(95)	11,574	12,240	—	(91)	12,149
Total	$149,665	$—	$(894)	$148,771	$110,490	$10	$(776)	$109,724

Classified as:
Cash equivalents				$17,880				$3,477
Short-term investments				130,891				106,247
Total				$148,771				$109,724

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three and nine months ended September 30, 2018 and 2017,  the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of September 30, 2018, the Company had 22 investments in an unrealized loss position in its portfolio.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2018:

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$89,375	$89,188
Greater than one year but less than five years	42,410	41,703
Total	$131,785	$130,891

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2018	2017
		(in thousands)
Machinery and equipment	3-5 years	$33,704	$31,825
Furniture and fixtures	3 years	1,319	1,216
Computer equipment	3 years	2,117	1,958
Capitalized software held for internal use	3 years	4,756	4,465
Leasehold improvements	Lesser of useful life or lease term	10,916	10,691
Construction-in-process		4,390	6,497
		57,202	56,652
Less: Accumulated depreciation and amortization		(32,369)	(26,985)
Total Property and Equipment, net		$24,833	$29,667

During the nine months ended September 30, 2018, an asset impairment charge of $1.5 million was recorded in research and development expenses in the statements of operations and comprehensive loss. This charge was recorded to write off the project development costs that were previously capitalized.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits the Company agreed to pay total consideration of $3.2 million. The total consideration was paid in the third quarter of 2016. As of September 30, 2018 and December 31, 2017,  $1.2 million and $1.8 million of deferred costs related to the total consideration paid were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement and for the three and nine months ended September 30, 2018, the Company amortized $0.2 million and $0.6 million of such costs, respectively, which was recorded as a reduction of product revenues in the statements of operations and comprehensive loss.

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments (as described in Note 9). The Company also paid legal fees totaling $0.3 million in connection with this term loan. Total debt issuance costs of $2.7 million is accounted for as a debt discount.  For financial statement presentation purposes, the Company has classified $2.0 million of the debt discount as a direct reduction from the outstanding debt balance, while $0.7 million of such remains in noncurrent assets for the unused borrowing capacity of $25.0 million. The debt discount is being amortized on a straight-line basis over the term of the loan. For the three and nine months ended September 30, 2018,  debt discount amortized from noncurrent assets was insignificant. As of September 30, 2018, total unamortized debt discount remaining in noncurrent assets was $0.6 million.

As of September 30, 2018, other assets also included receivables from Evercord customers who selected the financing option for their prepayment plans (as described in Note 3). Total receivables associated with the financing option over the period greater than 12 months were $0.3 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Accrued paid time off	$1,739	$1,806
Accrued commissions	2,606	3,558
Accrued bonuses	2,382	2,063
Other accrued compensation	2,860	2,172
Total accrued compensation	$9,587	$9,599

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
(Amounts in thousands)		(As Revised)
Settlement accrued for reimbursement related claims	$2,689	$10,062
Reserves for refunds to third-party payers	8,367	6,794
Accrued charges for outsourced testing	4,663	6,566
Testing and laboratory materials from suppliers	1,918	1,367
Marketing and corporate affairs	1,578	1,456
Legal, audit and consulting fees	1,132	206
Accrued shipping charges	878	198
Sales tax payable	874	504
Accrued specimen service fees	1,308	683
Accrued rent	891	856
Clinical trials and studies	1,238	483
Other accrued expenses	5,531	4,082
Total other accrued liabilities	$31,067	$33,257

As of December 31, 2017, the Company accrued a total of $11.4 million for amounts due under a settlement agreement related to reimbursement related claims, of which $10.1 million was the current portion and $1.3 million was recorded in other long-term liabilities. At the end of the first quarter of 2018, the noncurrent portion of the $1.3 million was reclassified to other current liabilities, and settlement prepayment of approximately $5.3 million had been made by the Company. The Company was allowed to make subsequent quarterly installments as described in Note 7 under Legal Proceedings. As of September 30, 2018, the first two quarterly installments of approximately $2.8 million including applicable interest, along with a separate payment of approximately $0.8 million, had been paid to the federal government and the participating State Medicaids, respectively.  The unpaid settlement amount, along with applicable interest accrued for approximately $0.2 million, was $2.7 million in other accrued liabilities as of September 30, 2018.

Reserves for refunds to insurance carriers include actual overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates as reserves for potential refund requests during the period. When the Company releases these previously reserved amounts, they are recognized as product revenues in the statements of operations and comprehensive loss. During the three months ended September 30, 2018, $0.7 million previously held in reserves from payers were released, and the Company reserved an additional $1.8 million pertaining to the assessment of overpayments. During the nine months ended September 30, 2018, $2.5 million previously held in reserves from payers were released, and amounts totaling $6.9 million were reserved, of which approximately $4.5 million pertained to the assessment of overpayments and $2.4 million was determined based on claims submitted to the Company.

Amounts remaining in reserves totaled $8.4 million and $6.8 million as of September 30, 2018 and December 31, 2017, respectively.

7. Commitments and Contingencies

Operating Leases

As of September 30, 2018, the Company leases office facilities under non‑cancelable operating lease agreements. The Company currently occupies approximately 113,000 square feet of laboratory and office space at its San Carlos, California corporate headquarters pursuant to a lease that it directly entered into with its landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at a base rent of $319,095 per month. The Second Space covers approximately 25,000 square feet at a base rent of $97,431 per month. The Company paid a security deposit totaling $0.7 million on this lease. The term of this lease is approximately 84 months and expires in October 2023. According to the terms of this lease, the Company had submitted claims for tenant improvements allowance totaling $0.2 million to the landlord for reimbursements, which was received in July 2018. The tenant improvements allowance is being amortized over the lease term.

In March 2018, the Company entered into a lease for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility began in June 2018 with rent payment commencing in August 2018 at $11,900 per month, subject to an annual increase of approximately 3%. The lease term is 62 months expiring in July 2023.

In October 2016, the Company entered into a sublease for additional office space in Redwood City, California that covers approximately 13,000 square feet. The lease term of the additional space began in November 2016 and carried a monthly base rent of $49,140, subject to an annual increase of 3%, with a security deposit of $0.1 million. According to the lease agreement, the Company was given an option to terminate this sublease as early as September 30, 2018, provided that the landlord was notified in writing six months prior to the termination date. In March 2018, the Company submitted the required written notification to the landlord to terminate this sublease early, which occurred on September 30, 2018.

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

The future annual minimum lease payments under all non-cancelable operating leases as of September 30, 2018 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2018 (remaining 3 months)	$2,111
2019	8,586
2020	8,825
2021	9,067
2022	9,319
2023 and thereafter	14,832
Total future minimum lease payments	$52,740

Rent expense for the three months ended September 30, 2018 and 2017 was $2.0 million and $1.7 million, respectively, and $5.4 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively. The Company is also required to pay its share of facility operating expenses with respect to the facilities in which it operates.

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

On March 16, 2018, a lawsuit (the ’831 lawsuit) against the Company was filed in the United States District Court for the Northern District of California by Illumina, Inc., or Illumina, alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ‘831 patent). Among other relief, the complaint seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On June 29, 2018, the Company filed a petition for inter partes review to challenge the validity of the ‘831 patent with the Patent Trial and Appeal Board of the United States Patent Office, or PTAB. On August 16, 2018, the Company filed a patent infringement action in the United States District Court for the Northern District of California against Illumina, alleging that certain of Illumina’s tests infringe on the Company’s U.S. Patent No. 8,682,592 (the ’592 patent). Among other relief, Natera seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. The Company intends to vigorously defend against the claims in the ‘831 lawsuit and assert its own claims with respect to the ‘592 patent, but cannot provide any assurance as to the ultimate outcome of either matter or that an adverse resolution of either lawsuit would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the "IPO"). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of California, and the actions were subsequently remanded back to the San Mateo Superior Court. The Company has appealed the remand and discovery has been stayed, or held, pending the appeal. The Company also filed a demurrer, or a request for dismissal as a matter of law, in the San Mateo Superior Court, which was granted on October 23, 2017.  The San Mateo Superior Court demurred the claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, as amended, without leave to re-file. The San Mateo Superior Court granted the demurrer as to Section 11 of the Act with leave to re-file.  Plaintiffs refiled an amended complaint on November 22, 2017. The Company filed a motion for judgment on the pleadings under the amended complaint on January 25, 2018, which the plaintiffs opposed. Hearings on the motion were held in May and July of 2018. On August 7, 2018 the judge granted the Company’s motion for judgment on the pleadings, without leave to amend, and ordered that judgment be entered in favor of the defendants. Plaintifs filed a notice of appeal on or about October 18, 2018. The Company intends to continue to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On March 4, 2016, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Diego, by a patient alleging that Natera failed to perform a carrier screening test that was ordered. The complaint sought compensatory damages. On May 26, 2017, the Company filed a motion for summary judgment, which was denied. The matter was resolved between the parties and the Company’s insurer in April 2018.

On December 12, 2015, the Company received a civil investigative demand from the United States Department of Justice in connection with a qui tam action related to past reimbursement submissions for some of its testing. The qui tam action was originally filed under seal by the relators on January 26, 2015 in the United States District Court for the Western District of Kentucky. The qui tam complaint alleged that Natera submitted false claims to government health care programs for its testing services performed during the period from January 1, 2013 to December 31, 2016, and sought damages and penalties. The complaint was unsealed on February 8, 2018. On March 7, 2018, the Company reached agreement with the United States Department of Justice to resolve all claims made against it in the action. Under the settlement agreement, the Company will pay a total of approximately $11.4 million to the federal government and the participating state Medicaids, of which approximately $5.3 million plus applicable interest will be paid in four equal quarterly installments, subject to the Company’s option to prepay without penalty. In exchange for the payment of the settlement amounts, the United States and the relators agreed to release the Company from certain claims, including civil or administrative monetary relief sought under the complaint. The settlement agreement does not contain or represent an admission of liability or wrongdoing by the Company, and there will be no corporate integrity agreement. For the year ended December 31, 2017, the Company recorded a charge of $11.4 million associated with this settlement in its statements of operations and comprehensive loss. As of December 31, 2017, the Company classified $10.1 million of this settlement in other accrued liabilities and the remaining $1.3 million in other long-term liabilities. See disclosures regarding payments made as of September 30, 2018 in Note 6 under Other Accrued Liabilities.

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

Third-Party Payer Reimbursement Audits

From time to time, the Company receives recoupment requests from third-party payers for alleged overpayments. The Company disagrees with the contentions of pending requests and/or has recorded an estimated reserve for the alleged overpayments.

Contractual Commitments

As of September 30, 2018, the Company has non-cancelable contractual commitments with a supplier for approximately $6.5 million and other material supplier commitments for approximately $5.2 million for inventory material used in the laboratory testing process.

As of September 30, 2018, the Company has a non-cancelable application service agreement with a vendor, in which a license was granted to the Company to utilize the proprietory technology for gene sequencing data analysis. The minimum committed fees remaining under the agreement is $2.6 million, which covers services through March 2020.

As of September 30, 2018, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $0.3 million for the next 12 months.

As of September 30, 2018, the Company has non-cancelable minimum purchase commitments with a supplier of diagnostic reagents totaling approximately $2.5 million through February 2020.

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

During the three and nine months ended September 30, 2018, the Company recognized stock-based compensation cost associated with the performance-based options of $0.1 million and $0.4 million after it evaluated that milestone (ii) described above was achieved.

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

The first offering period of 2018 started on November 1, 2017 and ended on April 30, 2018, and 206,447 shares were purchased at the end of the first offering period for total proceeds of approximately $1.9 million.  The second offering period of 2018 started on May 1, 2018 and will end on October 31, 2018. As of September 30, 2018, no shares had been purchased in the second offering period.

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2018:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2017	4,737	9,963	$6.54	7.03	$31,902
Additional shares authorized	2,162	—
Options granted	(1,697)	1,697	$11.24
Options exercised	—	(1,774)	$6.80
Options forfeited/cancelled	759	(759)	$7.23
Balance at September 30, 2018	5,961	9,127	$7.31	6.97	$151,881
Exercisable at September 30, 2018		5,348	$5.01	5.75	$101,241
Vested and expected to vest at September 30, 2018		8,908	$7.23	6.93	$148,943

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2018:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2017	389	$10.38
Granted	923	$11.72
Vested	(146)	$13.02
Canceled/forfeited	(77)	$9.78
Balance at September 30, 2018	1,089	$11.56

Stock‑Based Compensation Expense

Employee and non‑employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,
	2018			2017
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$176	$15	$191	$138	$9	$147
Research and development	1,047	—	1,047	943	—	943
Selling, general and administrative	2,292	86	2,378	1,894	2	1,896
Total	$3,515	$101	$3,616	$2,975	$11	$2,986

	Nine months ended September 30,
	2018			2017
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$466	$20	$486	$420	$10	$430
Research and development	2,963	—	2,963	2,323	—	2,323
Selling, general and administrative	6,606	83	6,689	5,650	3	5,653
Total	$10,035	$103	$10,138	$8,393	$13	$8,406

As of September 30, 2018, approximately $28.4 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 2.58 years.

Valuation of Stock Option Grants to Employees

The Company estimates the fair value of its stock options granted to employees on the grant date using the Black‑Scholes option‑pricing model. The fair value of employee stock options is amortized on a straight‑line basis over the requisite service period of the awards, generally the vesting period. The fair value of employee stock options was estimated using the following assumptions:

	Three months ended September 30,						Nine months ended September 30,
	2018			2017			2018			2017
Expected term (years)	5.35	—	5.50	5.22	—	5.23	5.24	—	5.62	5.14	—	5.23
Expected volatility	40.59%	—	41.05%	62.27	—	62.49%	40.28%	—	41.05%	62.27%	—	62.93%
Expected dividend rate			0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	2.75%	—	2.97%	1.67	—	1.90%	2.37%	—	2.97%	1.67%	—	1.90%

Valuation of Stock Option Grants to Non-Employees

As of September 30, 2018, total options outstanding include 141,784 shares of option awards that were granted to non-employees, of which 47,541 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes options-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018			2017
Expected term (years)	2.76	2.70	2.72	—	2.76	2.67	—	2.70
Expected volatility	41.36%	51.28%	41.36%	—	42.03%	51.28%	—	52.18%
Expected dividend rate	0.00%	0.00%			0.00%			0.00%
Risk-free interest rate	2.86%	1.58%	2.36%	—	2.86%	1.42%	—	1.58%

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

For the three and nine months ended September 30, 2018,  the Company recorded interest expense of $0.4 million and $1.1 million, respectively. Interest payments totaling $1.1 million had been made on the Credit Line during the nine months ended September 30, 2018. As of September 30, 2018,  remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

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

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable.  As of September 30, 2018, the Company was in compliance with all of its covenants under the 2017 Term Loan.

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

For the three and nine months ended September 30, 2018,  total debt discount amortized as interest expense in the statements of operations and comprehensive loss was $0.1 million and $0.3 million, respectively.  In addition, the Company made interest payments totaling $6.1 million during the nine months ended September 30, 2018. Interest expense of $2.1 million and $6.1 million was recorded during the three and nine months ended September 30, 2018. As of September 30, 2018,  the amount of the unamortized debt discount was $1.7  million, and the net carrying amount of the debt was $73.3 million.

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

11. Income Taxes

During the three and nine months ended September 30, 2018, the Company recorded total income tax expense of $0.1 million and $0.3 million, respectively. The Company provides testing to clinics and licenses the cloud-based software to its licensees that are based in a foreign country, which contributed to a foreign income tax expense of approximately $67,000 and $192,000 for the three and nine months ended September 30, 2018, respectively. State tax expense of approximately $51,000 and $143,000 based on income was also recorded for the three and nine months ended September 30, 2018, respectively.

During the three and nine months ended September 30, 2017, the Company recorded total income tax expense of $0.2 million and $0.3 million, respectively. The amount recorded as foreign income tax expense was $62,000 and $0.2 million for the three and nine months ended September 30, 2017, respectively. State income tax expense of $0.1 million based on income was also recorded for both the three and nine months ended September 30, 2017.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of

September 30, 2018. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

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

The Company had $7.2 million and $5.9 million in unrecognized tax benefits at September 30, 2018 and December 31, 2017, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2018, there were no accrued interest and penalties related to uncertain tax positions.

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

The following table provides the basic and diluted net loss per share computations for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
		(As Revised)		(As Revised)
Numerator:
Net loss, basic and diluted	$(29,616)	$(27,865)	$(96,313)	$(90,411)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	60,570	53,447	56,462	53,100

Net loss per share, basic	$(0.49)	$(0.52)	$(1.71)	$(1.70)
Net loss per share, diluted	$(0.49)	$(0.52)	$(1.71)	$(1.70)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2018 and 2017:

	September 30,
	2018	2017
	(in thousands)
Options to purchase common stock	9,127	9,959
Warrants to purchase common stock	—	377
Restricted stock units	1,089	379
Employee stock purchase plan	164	201
	10,380	10,916

13. Subsequent Events

 On October 1, 2018, the Company exercised the option under its existing lease agreement with the landlord at the San Carlos, California corporate headquarters to expand the occupancy of the Second Space (as described in Note 7 under Operating Leases) to consolidate its operations at one location. The additional space is approximately 23,000 square feet, which will increase the Company’s total occupancy to approximately 136,000 square feet of laboratory and office space. The expansion does not change the existing term of the lease, which expires in October 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our goal is to develop and commercialize non- or minimally-invasive tests to evaluate risk for a wide range of genetic conditions, such as Down syndrome, the results of which can enable early detection, diagnosis and treatment. Our technology has been proven clinically and commercially in the prenatal testing space. We have begun translating this success into the liquid biopsy space, where we are leveraging our core expertise to develop products for oncology diagnostic applications, and are also working to develop a transplant rejection test. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of close to 90 laboratory distribution partners, including many of the largest international laboratories.

Since 2009, we have launched a comprehensive suite of ten products in women’s health and prenatal testing—nine molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio—and our personalized liquid biopsy technology for oncology diagnostic applications, for research use only by oncology researchers and biopharmaceutical companies. We generate revenues primarily from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (HCS) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. Our revenues were $65.2 million and $190.7 million for the three and nine months ended September 30, 2018, respectively, compared to $55.9 million and $157.6 million, respectively, for the three and nine months ended September 30, 2017, respectively, as revised.

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

In the nine months ended September 30, 2018, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; individual patients and families for our Evercord cord blood and tissue service; and research laboratories and pharmaceutical companies for our Signatera (RUO) liquid biopsy technology. We market and sell our prenatal screening tests both through our sales force and those of our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenues comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of September 30, 2018, we have in-network contracts with insurance providers that account for over 205 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified.

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

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees and cord blood and/or cord tissue samples banked. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the nine months ended September 30, 2018, we processed 494,334 tests, comprised of approximately 463,000 tests accessioned in our laboratory and 28,700 processed through our Constellation software platform, or Constellation units, compared to approximately 377,500 tests processed during the nine months ended September 30, 2017, comprised of approximately 356,300 tests accessioned and 21,200 Constellation units. This increase in volume primarily represents continuous commercial growth of Panorama, both as tests performed in our laboratory as well as through our Constellation software platform, and HCS.  We accessioned approximately 318,900 Panorama tests during the nine months ended September 30, 2018, which represents an increase of approximately 26% over the same period in the prior year. We accessioned approximately 127,700 HCS tests during the nine months ended September 30, 2018, which represents an increase of approximately 41% over the same period in the prior year.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2018 was 82%, down from 85% for the nine months ended September 30, 2017, as revised. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2018 was 5%, up from 4% in the same period in the prior year, as revised. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the nine months ended September 30, 2018 was 13%, up from 11% for the nine months ended September 30, 2017.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory distribution partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015. We are also a party to a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $1.8 million and $1.3 million in revenues from our licensing arrangements during the nine months ended September 30, 2018 and 2017, respectively. The DDC arrangement commenced in the second quarter of 2014. For the nine months ended September 30, 2018 and 2017, we have recognized $1.9 million and $1.8 million in revenues from the DDC arrangement.

In April 2017, we launched Evercord, a private cord blood and cord tissue processing and storage service. Our U.S. direct sales force sells Evercord to the same OB/GYNs who prescribe and order Panorama and HCS tests,  and our own inside sales force offers this product to our existing and past patients who have used our Panorama or HCS tests. Upon the launch of Evercord, we also entered into an agreement with a cord blood bank to perform processing and testing of cord blood and cord tissue units and store those units at its facility. Our Evercord service includes the provision of a collection kit and the collection, processing and storage of newborn cord blood and cord tissue units. Evercord customers pay a one-time fee for the processing of the units. Customers have the option to store their units under an annual plan, or to pre-pay for 18 years or the duration of their lifetime (for which we assume a useful life of 78 years); they also have the option to pay for storage in full at the time of collection of the unit, or over a period of six, 12, or 18 months.

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

For the nine months ended September 30, 2018, our revenues increased to $190.7 million from $157.6 million in the nine months ended September 30, 2017, as revised.  Panorama revenues accounted for $105.0 million, or 55%, of our revenues for the nine months ended September 30, 2018 and $98.0 million, or 62%, of our revenues for the nine months ended September 30, 2017, as revised. HCS revenues accounted for $63.2 million, or 33%, of our revenues for the nine months ended September 30, 2018 and $47.3 million, or 30%, of our revenues for the nine months ended September 30, 2017, as revised. A significant proportion of our revenues in the nine months ended September 30, 2018 were derived from in-network payer contracts. For the nine months ended September 30, 2018 and 2017, there were no customers exceeding 10% of total revenue on an individual basis. In January 2017, we terminated our licensing and distribution agreement for Panorama with Bio-Reference. Revenues from customers outside of the United States were $25.0 million and $17.8 million for the nine months ended September 30, 2018 and 2017, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the nine months ended September 30, 2018 and 2017, as revised, were $96.3 million and $90.4 million, respectively. This included non-cash stock compensation expense of $10.1 million and $8.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $542.7 million.

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

Sales of Panorama, HCS and Vistara tests are recorded as product revenues.  Revenues recognized from tests processed through our Constellation software platform, Evercord and Signatera revenues are reported in licensing and other revenues. As of September 30, 2018, we have 23 licensing and service arrangements with laboratories under our cloud-based distribution model. During the nine months ended September 30, 2018, we recognized revenue from 14 of such arrangements.

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

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although many third-party payers have begun to reimburse for this. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, due to third-party payers declining to reimburse and through reduced reimbursement under the new code. This has had, and we expect it will continue to have, an adverse impact on our revenues. In addition, a new CPT code for expanded carrier screening is expected to take effect beginning January 1, 2019, and may have a similar effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we currently primarily receive reimbursement on a per-condition basis, as those tests will be reimbursed as a combined single panel instead of as multiple individual tests.

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

Product revenue is recognized in an amount that equals the total consideration (as described above) at a point in time when the test results are delivered. We reserve certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and nine months ended September 30, 2018,  $0.7 million and $2.5 million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

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

For the three and nine months ended September 30, 2018, we recognized revenue of approximately $0.1 million and $5.7 million, respectively, related to support services provided to Qiagen. As of September 30, 2018, we reported a net amount of $34.3 million as deferred revenue, long-term portion, on our balance sheet. The remaining performance obligations were comprised of development services and market development support, for which revenue will be recognized over time based on the value of services; and the option for Qiagen to expand its commercialization to another country, with revenue recognized at a point in time when such option is exercised or expires. We expect to recognize $9.3 million of the amounts reported as long-term deferred revenue as each remaining performance obligation is satisfied.

There were no incremental origination costs associated with entering into the Qiagen Agreement.

Results of operations

Comparison of the three months ended September 30, 2018 and 2017

	Three months ended
	September 30,		Change
	2018	2017	Amount	Percent
(In thousands except percentage)		(As Revised)
Revenues
Product revenues	$62,662	$54,512	$8,150	15.0%
Licensing and other revenues	2,618	1,398	1,220	87.3
Total revenues	65,280	55,910	9,370	16.8
Cost and expenses
Cost of product revenues	39,477	33,558	5,919	17.6
Cost of licensing and other revenues	2,202	1,054	1,148	108.9
Research and development	12,393	12,609	(216)	(1.7)
Selling, general and administrative	38,374	34,478	3,896	11.3
Total cost and expenses	92,446	81,699	10,747	13.2
Loss from operations	(27,166)	(25,789)	(1,377)	5.3
Interest expense	(2,781)	(1,477)	(1,304)	88.3
Interest and other income (expense), net	449	(437)	886	(202.7)
Loss before income taxes	(29,498)	(27,703)	(1,795)	6.5
Income tax expense	(118)	(162)	44	(27.2)
Net loss	$(29,616)	$(27,865)	$(1,751)	6.3%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include licensing of our Constellation software to our licensees and revenues from our Evercord business. We also recognized revenues from our agreement with Qiagen. During the three months ended September 30, 2018, total revenues increased by $9.4 million, or 16.8%, when compared to the three months ended September 30, 2017, as revised.  Product revenues increased by $8.2 million, or 15.0%, resulting primarily from revenue growth in Panorama and HCS tests. Panorama and HCS revenues had a net increase of $2.1 million and $5.7 million, respectively. A portion of the net increase in Panorama and HCS revenues pertained to cumulative catch-up revenue adjustments totaling $3.3 million and $1.9 million recognized in the current period, respectively, due to collections from appeals on claims in the prior periods. Revenues from other tests increased by $0.4 million. The number of Panorama and HCS tests accessioned grew when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and other revenues increased by $1.2 million, or 87.3%, during the three months ended September 30, 2018 when compared to the three months ended September 30, 2017 due to the additional revenues of $1.0 million from our Evercord business and $0.1 million from our Constellation software licensing arrangements with our licensees and the associated IVD kits. We also recognized revenues of $0.1 million from the agreement with Qiagen that we entered into in March 2018.

During the three months ended September 30, 2018, we processed 167,172 tests, comprised of approximately 156,600 tests accessioned and 9,500 Constellation units. Approximately 106,800 Panorama tests and 44,400 HCS tests were accessioned during the three months ended September 30, 2018. During the three months ended September 30, 2017, we processed approximately 130,400 tests, comprised of approximately 122,600 tests accessioned and 7,800 Constellation units. Approximately 85,100 Panorama tests and 32,800 HCS tests were accessioned during the three months ended September 30, 2017.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the three months ended September 30, 2018, total reported units were approximately 154,900, comprising of approximately 145,700 reported units that were accessioned and 9,200 Constellation units. Within this period, we recognized revenues on approximately 100,900 Panorama tests accessioned and 7,800 Panorama Constellation units, and approximately 41,000 HCS tests accessioned. During the three months ended September 30, 2017, total reported units were approximately 121,700, comprising of approximately 114,300 reported units that were accessioned and 7,400 Constellation units. Within this period, we recognized revenues on approximately 80,600 Panorama tests accessioned and 5,800 Panorama Constellation units, and approximately 30,300 HCS tests accessioned.

Revenues from customers outside of the United States were $6.6 million and $6.0 million for the three months ended September 30, 2018 and 2017, respectively.

Cost of product revenues

During the three months ended September 30, 2018, cost of product revenues increased by $5.9 million, or 17.6%, when compared to the three months ended September 30, 2017 primarily due to approximately $3.5 million of higher labor and overhead allocation, $2.3 million of higher material and service costs associated with increased volume of Panorama, higher freight charges of $0.5 million as a result of overall volume growth for tests, and $0.4 million additional costs associated with other tests accessioned.  These increases were offset by $0.8 million cost savings from test fees paid to third-party vendors following the launch of our updated HCS automation workflow. As a percentage of product revenues, cost of product revenues increased 1.4% from 61.6% for the three months ended September 30, 2017, as revised, to 63.0% for the three months ended September 30, 2018. While the growth of our overall test volume continued, we expected our updated HCS automation workflow, which was launched in April 2018, to gradually drive our cost of product revenues down for the remainder of 2018.

Cost of licensing and other revenues

Cost of licensing and other revenues increased by $1.1 million, or 108.9%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to with the launch of our Evercord business in April 2017, as well as costs incurred in connection with Signatera (RUO) launched in August 2017. During the three months ended September 30, 2018, costs incurred from our Evercord business increased $1.0 million, and costs associated with Signatera (RUO) were $0.2 million. During the three months ended September 30, 2018, costs associated with the improvement and maintenance of our Constellation software platform decreased $0.1 million when compared to the same period of the prior year as its design and functionality began to mature over time.

Research and development

Research and development expenses during the three months ended September 30, 2018 decreased by $0.2 million, or 1.7%, when compared to the three months ended September 30, 2017. The decreases were driven by lower salaries and related expenses of $0.4 million resulting from the combined factors of the personnel resources allocated for our HCS automated workflow, and lower overhead allocation of $0.3 million. These decreases were offset by higher consulting fees of $0.3 million; and expenses of $0.2 million associated with clinical trials attributable to additional enrollment of SMART study participants and oncology studies, partially reduced by expenses for laboratory supplies and validation study on sequencing data produced by our Constellation software platform.

Selling, general and administrative

Selling, general and administrative expenses increased by $3.9 million, or 11.3%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $1.2 million resulting from the combined effect of insurance claims accrued under our self-funded health plans, bonuses, and stock-based compensation for additional stock awards to employees; higher outside service costs of $1.0 million in connection with legal fees paid to outside litigation counsel, partially reduced by lower consulting fees; higher facilities and office related expenses of $0.5 million driven by the expanded occupancy of office space at our San Carlos, California headquarters and amortization of software applications and maintenance contracts, and higher corporate related expenses of $1.2 million associated with increased collection efforts by our third-party vendors and administrative fees charged for our self-funded health insurance plans.

Interest expense

Interest expense increased by $1.3 million in the three months ended September 30, 2018 compared to the same period in the prior year. The increase was the combined result of $1.0 million of interest incurred and debt discount amortized in connection with our 2017 Term Loan, and $0.1 million of interest charged at the variable interest rate on the Credit Line. Additionally, we accrued $0.2 million of interest expense for the unpaid installments under our settlement agreement related to reimbursement related claims as of September 30, 2018.

Interest and other income (expense), net

Interest and other income (expense), net was $0.5 million for the three months ended September 30, 2018, compared to other expenses of $0.4 million in the same period of the prior year, which represented a net increase in income of  $0.9 million. This net increase in income included approximately $0.7 million resulting from the elimination of the fair value changes in our warrant liability after the warrants were exercised at the end of June 2018 and $0.3 million of interest income related to purchases of new securities for our investment portfolio during the third quarter of 2018, offset by foreign currency transaction losses totaling $0.1 million.

Comparison of the nine months ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	Percent
(In thousands except percentage)		(As Revised)
Revenues:
Product revenues	$177,284	$153,835	$23,449	15.2%
Licensing and other revenues	13,405	3,740	9,665	258.4
Total revenues	190,689	157,575	33,114	21.0
Cost and expenses:
Cost of product revenues	117,736	100,355	17,381	17.3
Cost of licensing and other revenues	5,530	2,516	3,014	119.8
Research and development	38,585	37,045	1,540	4.2
Selling, general and administrative	113,739	106,369	7,370	6.9
Total cost and expenses	275,590	246,285	29,305	11.9
Loss from operations	(84,901)	(88,710)	3,809	(4.3)
Interest expense	(7,730)	(1,878)	(5,852)	311.6
Interest and other (expense) income, net	(3,347)	450	(3,797)	(843.8)
Loss before income taxes	(95,978)	(90,138)	(5,840)	6.5
Income tax expense	(335)	(273)	(62)	22.7
Net loss	$(96,313)	$(90,411)	$(5,902)	6.5%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include licensing of our Constellation software to our licensees and revenues from our Evercord business. We also recognized revenues from our agreement with Qiagen. During the nine months ended September 30, 2018, total revenues increased by $33.1 million, or 21.0%, when compared to the nine months ended September 30, 2017, as revised. Product revenues increased by $23.4 million, or 15.2%, resulting primarily from revenue growth in Panorama and HCS tests. Panorama and HCS revenues had a net increase of $7.0 million and $15.9 million, respectively. A portion of the net increase in Panorama and HCS revenues pertained to cumulative catch-up revenue adjustments totaling $5.2 million and $2.3 million recognized in the current period, respectively, due to collections from appeals on claims in the prior periods. Revenues from other tests increased by $0.5 million. The number of Panorama and HCS tests accessioned grew when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collections trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and other revenues increased by $9.7 million, or 258.4%, during the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 due to revenues of $3.0 million from our Evercord business and $1.0 million from Constellation software licensing arrangements with our licensees and the associated IVD kits. We also recognized revenues totaling $5.7 million from the agreement with Qiagen that we entered into in March 2018.

During the nine months ended September 30, 2018, we processed 494,334 tests, comprised of approximately 463,000 tests accessioned and 28,700 Constellation units. Approximately 318,900 Panorama tests and 127,700 HCS tests were accessioned during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, we processed approximately 377,500 tests, comprised of approximately 356,300 tests accessioned and 21,200 Constellation units. Approximately 253,100 Panorama tests and 90,400 HCS tests were accessioned during the nine months ended September 30, 2017.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the nine months ended September 30, 2018, total reported units were approximately 457,100, comprising of approximately 429,500 reported units that were accessioned and 27,600 Constellation units. Within this period, we recognized revenues on approximately 301,100 Panorama tests accessioned and 22,900 Panorama Constellation units, and approximately 116,900 HCS tests accessioned. During the nine months ended September 30, 2017, total reported units were approximately 354,600, comprising of approximately 334,300 reported units that were accessioned and 20,300 Constellation units. Within that period, we recognized revenues on approximately 240,100 Panorama tests accessioned and 15,500 Panorama Constellation units, and approximately 84,000 HCS tests accessioned.

Revenues from customers outside of the United States were $25.0 million and $17.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Cost of product revenues

During the nine months ended September 30, 2018, cost of product revenues increased by $17.4 million, or 17.3%, when compared to the nine months ended September 30, 2017 primarily due to $6.4 million of higher material and service costs associated with increased volume of Panorama, allocation of operations overhead of $3.9 million as a result of overall volume growth for tests, $3.6 million of additional costs incurred from increased volume of HCS tests accessioned and related third party test fees, higher freight charges of $2.2 million, and $1.3 million additional costs associated with other tests accessioned. As a percentage of product revenues, cost of product revenues increased 1.2% from 65.2% for the nine months ended September 30, 2017, as revised, to 66.4% for the nine months ended September 30, 2018. This increase represented continuous overall test volume growth, but we expect our updated HCS automation workflow launched in April 2018 will gradually drive our cost of product revenues down for the remainder of 2018.

Cost of licensing and other revenues

Cost of licensing and other revenues increased by $3.0 million, or 119.8%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the launch of our Evercord business in April 2017, and costs incurred in connection with Signatera (RUO) which we launched in August 2017. During the nine months ended September 30, 2018, costs incurred from our Evercord business increased $3.0 million, and costs associated with Signatera (RUO) were $0.5 million, while costs associated with the improvement and maintenance of our Constellation software platform decreased by $0.5 million when compared to the same period in the prior year. We expect the reduction in costs required to improve and maintain our Constellation software platform to continue as its design and functionality matures  over time.

Research and development

Research and development expenses increased by $1.5 million, or 4.2%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in research and development expenses was primarily attributable to an impairment charge of $1.5 million recorded to write off previously capitalized project development costs; an increase of $0.5 million in facilities and office related expenses resulting from an expansion of our laboratory operations at our San Carlos, California headquarters and amortization of software service and maintenance contracts, higher spending of $0.2 million on clinical trials attributable to additional enrollment of SMART study participants; and an increase in salaries and related expenses of $0.1 million driven mainly by stock-based compensation. These increases were offset by a $0.8 million overhead allocation following the launch of our HCS automated workflow in April 2018.

Selling, general and administrative

Selling, general and administrative expenses increased by $7.4 million, or 6.9%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $3.8 million resulting from headcount growth, salary merit increases, claims accrued under self-funded health plans, and additional stock-based awards granted to employees; higher corporate related expenses of $3.0 million associated with increased collection effort by our third-party vendors and administrative fees charged for our self-funded health insurance plans; an increase of $1.5 million in outside services related to the hiring of temporary sales and infrastructure support staff, additional fees incurred from our annual audit and quarterly financial reviews, and legal fees paid to outside litigation counsel, partially reduced by lower consulting fees; and an increase in facilities and office related expenses of $1.2 million driven by the expanded occupancy of office space at our San Carlos, California headquarters, amortization of software service and maintenance contracts and higher infrastructure related expenses. These increases were offset by reduced spending of $2.1 million on marketing events, activities and travel.

Interest expense

Interest expense increased by $5.8 million in the nine months ended September 30, 2018 compared to the same period in the prior year. The increase was the combined result of $5.2 million of additional interest incurred and debt discount amortized in connection with our 2017 Term Loan, and approximately $0.4 million of interest charged at the variable interest rate on the Credit Line, which was higher in the nine months ended September 30, 2018.  Additionally, we accrued $0.2 million of interest expense for the unpaid installments under our settlement agreement related to reimbursement related claims as of September 30, 2018.

Interest and other (expense) income, net

Interest and other (expense) income, net was $3.3 million for the nine months ended September 30, 2018, compared to interest and other income of $0.5 million in the same period of the prior year, which represented a net increase in expenses of  $3.8 million. This net increase in expenses was primarily due to an unfavorable movement on the change in the fair value of our warrant liability totaling $3.7 million and foreign currency transaction losses totaling $0.4 million, offset by an increase in interest income of $0.3 million related to purchases of new securities for our investment portfolio during the third quarter of 2018.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2018, we had a net loss of $96.3 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2018, we had an accumulated deficit of $542.7 million. We had $34.5 million in cash and cash equivalents, $130.9 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $73.3 million of net carrying amount of the 2017 Term Loan.

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

On July 12, 2018, we completed an equity offering to sell 4,500,000 shares of our common stock to the public at a price of $20 per share, along with the sale of 675,000 additional shares of our common stock to the underwriters upon their exercise of the option to purchase those shares. Upon the closing of the equity offering on July 16, 2018, we received proceeds of $97.3 million before offering expenses, which totaled approximately $0.5 million.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after November 8, 2018.

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

For the three and nine months ended September 30, 2018, we recorded interest expense of $0.4 million and $1.1 million, respectively. Interest payments totaling $1.1 million had been made on the Credit Line during the nine months ended September 30, 2018. As of September 30, 2018, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

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

For the three and nine months ended September 30, 2018, total debt discount amortized as interest expense in the statements of operations and comprehensive loss was $0.1 million and $0.3 million, respectively. In addition, we made interest payments totaling $6.1 million during the nine months ended September 30, 2018. As of September 30, 2018, the amount of unamortized debt discount was $1.7 million, and the net carrying amount of the debt was $73.3 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
(Amounts in thousands)		(As Revised)
Cash used in operating activities	$(57,768)	$(69,696)
Cash used in investing activities	(26,849)	(13,733)
Cash provided by financing activities	110,695	78,337
Net increase (decrease) in cash, cash equivalents and restricted cash	26,078	(5,092)
Cash, cash equivalents and restricted cash, beginning of period	13,021	16,690
Cash, cash equivalents and restricted cash, end of period	$39,099	$11,598

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2018 was $57.8 million. The net loss of $96.3 million includes $22.5 million in non‑cash benefits resulting from $5.6 million of depreciation and amortization, $10.1 million of stock-based compensation expense, $0.3 million of premium amortization and discount accretion on investment securities;  $0.5 million of interest accrued on our Credit Line and under our settlement agreement related to reimbursement claims, as well as amortization of debt discount in connection with our 2017 Term Loan, $0.2 million of inventory excess adjustments, an impairment charge of $1.5 million recorded to write off the project development costs previously capitalized following our decision to terminate a cell-free DNA extraction automation project,  $4.1 million of remeasurement loss on changes in the fair value of our warrant liability, and $0.2 million of provision for doubtful accounts and other insignificant items.  Operating assets generated cash outflows of  $17.3 million primarily due to a $16.5 million increase in accounts receivable and a $3.5 million increase in inventory, offset by a $2.4 million reduction in prepaid expenses and other current assets and a $0.3 million decrease in other assets. Operating liabilities generated cash inflows of  $33.3 million due to an increase in deferred revenue of $36.6 million primarily driven by prepaid sales-based royalties and performance obligations not yet delivered to Qiagen,  an increase in accounts payable of $1.0 million, offset by decreases in other accrued liabilities of $3.8 million and deferred rent of $0.5 million.

Cash used in operating activities during the nine months ended September 30, 2017 was $69.7 million, as revised. The net loss of $90.4 million includes $17.7 million in non‑cash benefits resulting from $5.3 million of depreciation and amortization, $8.4 million of stock-based compensation expense, $0.7 million of premium amortization and discount accretion on investment securities, $1.8 million of accrued interest on our Credit Line, a write down on obsolete inventory of $0.4 million, an asset impairment charge of $0.6 million recorded as a result of us entirely phasing out certain sequencing and automation equipment, a $0.4 million remeasurement loss on the change in the fair value of our warrant liability, with the remainder comprising of other insignificant non‑cash benefits. Operating assets generated cash inflows of $3.7 million primarily due to the decreases of $5.7 million in accounts receivable, $0.7 million in prepaid and other current assets, $0.5 million in other assets, offset by a $3.2 million increase in inventory. Operating liabilities generated cash outflows of $0.7 million due to the increases of $3.7 million in other accrued liabilities, $0.5 million in deferred revenue, $1.3 million in deferred rent, offset by the decreases of $4.6 million in accounts payable and $1.6 million in accrued compensation.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 totaled $26.8 million, which was comprised of $90.0 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $115.0 million and acquisitions of property and equipment of $1.8 million.

Cash used in investing activities for the nine months ended September 30, 2017 totaled $13.7 million, which was comprised of $179.7 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $184.3 million and the acquisition of property and equipment of $9.1 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 totaled $110.7 million, of which $96.8 million was related to funds raised from the equity offering to sell shares of our common stock in July 2018, net of issuance costs. The remaining $13.9 million was proceeds from exercise of stock options and shares purchased from the employee stock purchase plan.

Cash provided by financing activities for the nine months ended September 30, 2017 totaled $78.3 million, comprising of $75.0 million in borrowings from our 2017 Term Loan we entered into in August 2017, and $3.3 million of proceeds from exercise of stock options and shares purchased from the employee stock purchase plan.

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

As of September 30, 2018, we have a non-cancelable application service agreement with a vendor, in which a license was granted to us to utilize the proprietory technology for gene sequencing data analysis. The minimum committed fees remaining under the agreement is $2.6 million, which covers services through March 2020.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $1.3 million based on our $125.1 million gross debt outstanding, including principal and accrued interest as of September 30,  2018. We expect our annual interest expense to increase as a result of our 2017 Term Loan.

Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. If a 100 basis point change in interest rates were to occur to our investments in 2018, our interest income would change by approximately $1.3 million annually in relation to amounts we would expect to earn, based on our cash, cash equivalents, and short-term investments as of September 30, 2018.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

For the three months ended September 30, 2018 and the year ended December 31, 2017, 55% and 63%, respectively, of our revenues were derived from sales of our Panorama NIPT. Although we are growing our revenues from other products, in particular our Horizon carrier screen, we expect to continue to derive a significant portion of our revenues from the sales of Panorama. Continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

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

•

third-party payers have increasingly required that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama or our other tests, which has impacted our results of operations since the fourth quarter of 2017, when these requirements began to take effect;

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
•

we may experience supply constraints, including those due to the failure of our key suppliers to provide required sequencers and reagents in sufficient amounts or of adequate quality or disputes with our key suppliers, including those with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, who is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata, and with whom we are currently involved in patent litigation as further described in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements;

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

•

we may fail to adequately protect or enforce our intellectual property relating to Panorama, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as Illumina has done in a lawsuit that it has filed against us, as discussed further in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements; if we are required to pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running Panorama, we may experience increased costs in running Panorama, and we may be unable to pass such costs on to our customers;

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of Panorama that are necessary for Panorama to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our other products and programs, including our Horizon carrier screen product, our Signatera (RUO) cancer screening offering and the CLIA version currently in development, our Evercord cord blood banking service, and our planned organ transplant rejection test;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering, and our recent public equity offering. Our net loss for the three months ended September 30, 2018 and 2017 was

$29.6 million and $27.9 million, respectively. Our net loss for the years ended December 31, 2017, 2016 and 2015 was $136.3 million, $95.8 million and $70.3 million, respectively. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $542.7 million and $446.4 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop new products, an increasing proportion of which are in industries that are new to us.

In addition, the rate of growth in our revenues has generally been negative, low or flat in recent periods, and this trend may continue in future periods, including if the rate of growth of our test volumes slows. In particular, a significant element of our business strategy continues to be to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues if we are unable to continue to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening has been approved and is expected to take effect beginning January 1, 2019, and may have a similar effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we currently primarily receive reimbursement on a per-condition basis,  as those tests will be reimbursed as a combined single panel instead of as multiple individual tests.

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

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products, and are now expanding our platform and applying our expertise in processing and analyzing cell-free DNA in the fields of cancer diagnostics and transplant rejection. In 2017 we launched several new products or enhanced versions of existing products, including our first offering in oncology for research use only, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients', clinicians' and payers' attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or entering into collaborative arrangements; the collaborative arrangements we enter into may not be successful; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for cancer screening, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama and with Horizon, for which we recently launched a new workflow.

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

Our quarterly results of operations, including our revenues, gross margin, profitability and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly results include, without limitation, those listed elsewhere in this "Risk Factors" section. In addition, our quarterly results have historically fluctuated because we generally recognize costs as they are incurred, but, prior to 2018, recorded most revenue only upon receipt of payment, and as a result typically experienced a delay in the related revenue recognition. However, beginning in 2018, we have transitioned to accrual accounting in accordance with ASC 606 issued by the Financial Accounting Standards Board, as further described in “Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements—New Accounting Pronouncements Not Yet Adopted” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, evolving industry standards, intellectual property disputes, price competition, aggressive marketing practices and changing customer preferences. Our principal competition in prenatal testing comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the cord blood and tissue banking field and the field of cancer diagnostics, and face competition in both of these business areas from other companies, many of which are larger, more established and have more experience and more resources than we do. Some of our competitors in the liquid biopsy field, in which clinical cancer diagnostic tests examine blood samples rather than solid tumor samples, are expanding their research and development efforts to include screening for other biomarkers instead of, or in addition to, ctDNA, on the basis that analyzing multiple biomarkers may result in improved sensitivity, lower costs and earlier detection than ctDNA-based tests such as ours. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Counsyl, Inc.; Bio-Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; Berry Genomics Co., Ltd.; Progenity; LifeCodexx AG; Synlab International GmbH; and Multiplicom N.V., which was recently acquired by Agilent Technologies Inc. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; NxGen MDx LLC; Fulgent Genetics; and GenPath Diagnostics, a business unit of Bio-Reference. In cord blood and tissue banking, we compete with companies such as Cord Blood Registry; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; CorCell Companies, Inc.; LifeBankUSA; AlphaCord LLC; StemCyte USA; and CariCord. In the field of cancer diagnostics through liquid biopsy tests, which are the same type of cancer diagnostic tests as Signatera (RUO) and other cancer diagnostic tests that we may seek to develop, we face competition from various companies that offer or seek to offer competing solutions, such as

Roche Molecular Systems Inc. and Foundation Medicine, Inc., both subsidiaries of Roche; Grail, which was spun off from Illumina; Guardant Health, Inc., Personal Genome Diagnostics, Inc.; and Genomic Health Inc. In addition, our future products, such as products in the field of transplant rejection, will face competition from various companies that offer or seek to offer competing solutions, such as CareDx, Inc. We expect that the number of competitors in these spaces will continue to increase as we conduct our development and commercialization activities.

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

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of November 1, 2018, we have 23 agreements with licensees under our cloud-based distribution model, and only 14 are using Constellation commercially to market NIPT products. One is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers”, we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

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

Approximately 86% and 83% of our revenues for the three months ended September 30, 2018 and the year ended December 31, 2017, respectively, were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions; we continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties”; moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

Our success depends on the market's confidence that we can provide reliable, high-quality testing results, in the prenatal space as well as in cancer diagnostics and our planned transplant rejection test. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes increase and our product portfolio expands, including to various other applications such as cancer diagnostics and transplant rejection. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama experiences a higher rate than advertised for other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama, Horizon and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we have experienced and will likely continue to experience on occasion as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing process, as we recently did in implementing significant updates to our Horizon workflow. Any refinements we make to our testing processes may not improve our tests as we expect and may result in unanticipated issues that may adversely affect our test performance as described above. For example, we have been experiencing longer than expected turnaround times since the implementation of our updated Horizon workflow and are working to remedy these issues. Such operational and technical difficulties adversely affect test performance, may impact the commercial attractiveness of our products, and may increase our costs or divert our resources, including management’s time and attention, from other projects and priorities. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate.

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

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA certified laboratories. For example, a portion of our Horizon carrier screening testing and our Vistara single-gene mutations testing is performed by third-party laboratories. In addition, we contract with a third-party laboratory to perform the processing and storage of our Evercord customers’ cord blood and cord tissue samples. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have in the past had, and occasionally continue to have, issues with delivering results to us or resolving issues with us within the time frames we expected or established in our contracts with them, which sometimes results in longer than expected turnaround times for, or negatively impacts the performance of, these tests. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations to us in a timely manner and in accordance with the standards that we and our customers expect, our ability to service our customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, when these issues arise, we have had to expend time, management attention and other resources to address and remedy such issues.

We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for our Panorama, Vistara, Signatera (RUO) or Evercord offerings. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories' facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these tests and services. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins may suffer.

If we are unable to successfully grow revenues for our products or services in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama, such as Horizon, Spectrum, Anora, Vistara, Evercord, Signatera (RUO) or our planned transplant rejection product, is uncertain and is subject to many of the risks we face with respect to Panorama. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent to or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights. If we are not able to increase adoption of and grow revenues for these products or services, our business and results of operations may be adversely affected.

We launched our Evercord cord blood and cord tissue banking service in April 2017; our Vistara single-gene mutations screening test in May 2017; our Signatera (RUO) recurrence monitoring liquid biopsy offering for research use in August 2017; and our twin pregnancies screening capability for Panorama in October 2017. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering. Moreover, our Evercord offering is in an industry that is new to us and that includes competitors who have been operating for many years. We may face unforeseen difficulties in a number of areas, including with

Bloodworks Northwest, or Bloodworks, which is our partner providing the processing and storage services, and storage facility, for this offering; our other suppliers and service providers; our and Bloodworks’ ability to maintain required regulatory registrations from the FDA or accreditations from AABB; or disruption of our business and distraction of our employees and management, as described in the risk factor entitled “If we are unable to successfully scale our operations, our business could suffer.” Our Signatera (RUO) offering, while a molecular diagnostic technology, is in a field, oncology diagnostics, that is new to us; and Vistara is subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Evercord, Vistara or Signatera (RUO) offerings will be successful.

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

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, and our blood collection tubes are sole sourced. For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama and Signatera (RUO) and for our development activities relating to oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which has been acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, Illumina has filed a patent infringement lawsuit against us, as further described in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, alleging that our performance of part of our Panorama test infringes one of the patents in the patent pool. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of this lawsuit, including based on further claims that could be brought during the course of the litigation, and the costs and distraction to management of defending against this lawsuit could be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina's ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In particular, while we are seeking to validate our tests on additional sequencing platforms, such as under our license, distribution and development agreement with Qiagen LLC, or Qiagen, we have not, to date, validated any alternative sequencing platform on which our testing could be run in a commercially viable manner. These efforts will require significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any such sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

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

Our core business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive blood samples for analysis at our San Carlos, California facility within days of collection from the patient. Likewise, we rely on courier services to transport cord blood and tissue samples to Bloodworks’ facility in which the samples are processed and stored. Disruptions in delivery service, whether due to error by the courier service, labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons, could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

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

Our cloud-based distribution model adds additional data privacy risk, as certain personal health and other information may be sent to and stored in the cloud by our laboratory licensees. We contractually prohibit our licensees from sending personally-identifiable information to our cloud servers, and the vendor that hosts our software in the cloud is contractually required to comply with data privacy laws, such as HIPAA and GDPR. However, we cannot be certain that these third parties will comply with the terms of our agreements, nor that they will not experience security breaches or other disruptions.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Even though Panorama and our other tests are highly accurate, they are not 100% accurate and we may report false negative results. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability. We were recently involved in a lawsuit by a patient alleging that we failed to perform a carrier screening test that was ordered. See “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. A

product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

Our overall test volumes grew from approximately 317,700 to 447,600 and further to 515,200 tests processed during the years ended December 31, 2015, 2016 and 2017, respectively, and since 2009 we have launched 11 product offerings, four of them in 2017 alone. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows, as with V3 of Panorama in 2017 and our new Horizon workflow earlier this year. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and, with respect to our Evercord offering, storage capacity, and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as has happened in the past when we experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters in San Carlos, California to our facility in Austin, Texas. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We launched four new products in 2017 alone, two of which are in markets or industries that are new to us, and we are currently researching and developing an offering in a third market, transplant rejection, that is also new to us; as we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

As of each of September 30, 2018 and December 31, 2017, we had approximately $125.1 million of debt outstanding with accrued interest. In August 2017, we completed our 2017 Term Loan under which we borrowed $75.0 million. In addition, we have $50.1 million outstanding under our Credit Line with UBS. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our 2017 Term Loan contains various restrictive covenants and is secured by substantially all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt; conversely, our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the 2017 Term Loan or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity.

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

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare and Medicaid, or CMS, and state reimbursement programs for our tests. We do not expect to receive reimbursement for a significant number of Panorama tests for average-risk patients and for microdeletions that we performed in the quarter ended September 30, 2018. In addition, we are working to develop our Signatera (RUO) liquid biopsy technology, which is an oncology test, as a laboratory developed test, or LDT, and it remains unclear whether and to what extent liquid biopsy or other oncology sequencing tests will be reimbursed. We are also working to develop a transplant rejection test, and while we are basing our reimbursement estimates on the rate at which a similar test currently on the market is reimbursed, we cannot guarantee that our test, once developed, will be reimbursed at the same or a similar rate, nor that the current rate will be in effect when we launch our test. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the Society for Maternal Fetal Medicine, or SMFM, has issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect the ACMG and SMFM guidelines to result in an increase in the number of average-risk women who are informed of NIPT and that may request it as a result, not all third-party payers reimburse for NIPT for these average-risk patients. Currently, Aetna Inc.,

UnitedHealthcare Insurance Company and a number of other third-party payers have negative coverage determinations for NIPT in average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers' reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not reimburse.

In addition, a CPT code for microdeletions took effect in January 2017. We have experienced low average reimbursement rates thus far for microdeletions under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, due to third-party payers declining to reimburse and as a result of reduced reimbursement, under the code, which has had, and we expect to continue to have, an adverse effect on our revenues. In addition, the American Medical Association, or AMA, has approved the use of a new CPT code for expanded carrier screening tests, which is expected to take effect in January 2019. The new code may cause reimbursement rates for our broader Horizon carrier screening panel to decrease because those tests will be reimbursed as a combined single panel instead of as multiple individual tests.

The reimbursement environment, particularly for molecular diagnostics, is changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests or tests that screen for multiple conditions, such as our Horizon test or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Note 7—Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. As described in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, earlier this year we reached a settlement with the United States Department of Justice to pay approximately $11.4 million to resolve claims under a qui tam complaint regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

Furthermore, some of our contracts with third-party payers contain so-called most favored nation provisions, pursuant to which we have agreed that we will not bill the third-party payer more than we bill any other third-party payer. We must therefore monitor our billing and claims submissions to ensure that we remain in compliance with these contractual requirements with third-party payers. If we do not successfully manage these most favored nation provisions, we may need to forego revenues from some third-party payers or reduce the amount we bill to each third-party payor with a most-favored nation clause in its contract that is violated, which would adversely affect our revenues. This situation could also subject us to claims for recoupment, which could require the time and attention of our management  and may be a distraction from development of our business, adversely impacting our operations. Such recoupment demands could also ultimately result in an obligation to repay amounts previously earned.

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

Our revenues from Medicare are currently very small, given the population that Medicare covers, and the fact that our testing generally is not received by Medicare beneficiaries. As a result, we do not expect those revenues to increase materially with regard to NIPT. However, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare's fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues. Furthermore, we expect that Medicare reimbursement will impact our ability to receive future revenue from our planned Signatera CLIA test, as well as our transplant rejection test currently in development, as the significant majority of transplant patients are covered by Medicare.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program. In addition, many Medicaid programs have entered into agreements with managed care plans to have the managed care plans manage the provision of healthcare to that Medicaid program’s beneficiaries, including exclusive arrangements with large national laboratory providers. In order for us to enter into contracts to provide our testing services to beneficiaries who are enrolled with a Medicaid managed care plan, we must first be recognized as a Medicaid provider in that state, and then contract with the applicable Medicaid managed care program. As of November 1, 2018, we are recognized by 47 states as a Medicaid provider. It is likely that we will not be able to be recognized as a provider by additional Medicaid programs because some states require that a provider maintain a physical laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. Even if we are recognized as a provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition and as noted above, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. As a result of all of these factors, our testing is not reimbursed or only reimbursed at a very low dollar amount by many state Medicaid programs.  In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our ordering healthcare providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established by the AMA, CMS establishes payment levels and coverage rules under Medicare while private payers independently establish rates and coverage rules. A CPT code specific to NIPT for aneuploidies was implemented in January 2015, and a CPT code for microdeletions was implemented in January 2017. CMS has established a pricing benchmark of $802 for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has decreased under the January 2017 code because third-party payers are declining to reimburse under this code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. In addition, the AMA has approved the use of a CPT code for expanded carrier screening tests, which may similarly cause reimbursement for our Horizon expanded carrier screening tests to decline. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we anticipate initially commercializing our planned Signatera CLIA laboratory test, and our transplant rejection test that we are developing, as LDTs. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

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

In the meantime, the FDA could require us to seek premarket clearance or approval to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance or approval is required for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance or approval. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance or approval. For example, the regulatory premarket clearance or approval process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed or plan to perform for each of our products and would involve submitting a premarket notification, or 510(k), a de novo application, or filing a PMA application with the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory approvals. In addition, we may require cooperation in our filings for FDA clearance or approval from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances or approvals, or may be delayed or be required to expend additional costs and other resources in doing so. For example, while we recently entered into a licensing, development and distribution agreement with Qiagen to develop NIPT and potentially other tests based on our technology, including for FDA approval, on Qiagen’s sequencer, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance or approval for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in demonstrating safety and efficacy with respect to such components of our test. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we are party to certain litigation with Illumina as described in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. Furthermore, if FDA premarket clearance or approval is required, our cash flows may be adversely affected until we obtain such clearance or approval, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

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

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our Constellation cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents required for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to offer Panorama as an IVD directly in these jurisdictions. This, coupled with our use of our Panorama brand name under our Constellation model, has caused regulatory authorities to question whether we, our laboratory partners or our licensees may be marketing, commercializing or otherwise offering our tests without required approvals. We are occasionally required to address inquiries from regulatory authorities in various countries, such as those in the European Union, regarding the regulatory status of our Panorama or Constellation offerings, and expect that we will continue to face similar inquiries. If we do not continue to satisfactorily address any such questions in the future, we may be required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries.

Our cloud-based distribution model has raised similar concerns in some countries outside of the European Union; as a result, we address inquiries from various international regulatory authorities from time to time, and it is likely that we will continue to do so in the future, regarding the regulatory status of Panorama and Constellation. We may also be at a competitive disadvantage in the European Union to our competitors who have obtained a CE Mark for their end to end NIPT. In addition, as further described in the risk factor entitled “Risks Related to Our Business and Industry—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” blood collection tubes sourced solely from Streck are required to run our tests. These blood collection tubes are CE Marked by the European Commission; however, if such blood collection tubes are not registered in jurisdictions that do not accept a CE Mark, we may be unable to expand our business in such jurisdictions.

We may also need to obtain regulatory clearance or approval in the United States for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We have engaged in discussions with the FDA regarding the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which are genetic mutations in which relatively large regions of the genome have been deleted or duplicated. In those discussions, the FDA indicated that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the premarket approval, or PMA, process. The FDA stated that it would not prevent us from marketing Constellation in the United States while we discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself either on the appropriate regulatory review path or on the issue of our ability to continue to market Constellation. In addition, the 21st Century Cures Act, enacted in 2016, included a number of changes to the FDA’s regulatory approach to software that may have bearing on the regulatory status of our Constellation software. If necessary, we intend to seek regulatory clearance or approval for our Constellation software; however, we cannot guarantee that we will obtain such clearance or approval. If clearance or approval is required by the FDA and we are unable to obtain it, we would be unable to commercialize our cloud-based distribution model in the United States.

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

Furthermore, the molecular diagnostics industry as a whole is a growing industry and regulatory agencies such as the United States Department of Health and Human Services, or HHS, or the FDA may apply heightened scrutiny to new developments in the field. While we have taken steps to ensure compliance with the current regulatory regime in all material respects, given its nature and our geographical diversity, there could be areas where we are non-compliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be non-compliant with current or future regulatory requirements, we may be subject to sanctions which could include changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings, which may adversely affect our business, financial condition and results of operations by increasing our cost of compliance or limiting our ability to develop, market and commercialize our tests.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. Our laboratory located in San Carlos, California is CLIA certified, and is accredited by the College of American Pathologists, or CAP, a CMS-approved accreditation organization. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA and/or state inspectors may conduct random inspections of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA, CAP or state requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation or state laboratory permit, as well as a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs and significant adverse publicity.

Some states require that we hold licenses or permits to test samples from patients in those states and as a result we are also required to maintain standards related to state licensure to conduct testing in our laboratories under state law.

California state laboratory laws and regulations establish standards for the operation of our clinical laboratory and performance of test services in San Carlos, California, including the education and experience requirements for laboratory directors and personnel (including requirements for documentation of competency); equipment validations; and quality management practices. All personnel involved in testing must maintain a California state license or be supervised by licensed personnel. We maintain a license in good standing with the California Department of Public Health, or CAPH. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our San Carlos laboratory from the New York Department of Health, or DOH, which mandates proficiency testing regardless of whether the laboratory is physically located in New York. The New York state laboratory laws, regulations and rules are at least as stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements for laboratory directors and personnel; physical requirements of a laboratory facility; equipment validations; and quality management practices. The laboratory director must maintain a Certificate of Qualification issued by New York’s DOH in permitted categories. In addition, we are subject to routine on-site inspections or inspections in response to a complaint under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, CAPH or New York’s DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. Any such actions could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

As noted above, a number of states require that we hold licenses or permits to test samples from patients in those states. We have also obtained licenses from states that we believe require us to do so, including Florida, Pennsylvania, Maryland, and Rhode Island, and we intend to comply with similar requirements for other states of which we may become aware. However, we cannot assure you that the regulators in each state will at all times find us to be in compliance with the applicable laws of their respective state, which may result in suspension, limitation, revocation or annulment of our laboratory’s license for that state or negative impact to our CLIA license, censure, or civil monetary penalties, and would result in our inability to test samples from patients in that state. Any such actions could materially and adversely affect our business.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing. This could adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. An example of an attempt to scale back PPACA came through the passing of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act repeals the individual mandate under PPACA, which required consumers to buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that less consumers will carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests. This could also impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of "essential health benefits" and we do not know whether Panorama or our other tests will fall into a benefit category deemed "essential" for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

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

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. As described further in "Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, earlier this year we reached a settlement with the United States Department of Justice to resolve claims under a qui tam complaint regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

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

The European Union’s new data privacy regulations, the General Data Protection Regulation, or GDPR, became subject to enforcement in May 2018. These regulations comprehensively reform the prior data protection rules of the European Union, and are more stringent, provide for higher potential liabilities, and apply to a broader range of personal data than those in the United States. The GDPR is applicable to U.S.-based companies, such as ours, that do business or offer services in, or that process or hold personal data of data subjects in, the European Union. Our current processes and practices do not yet fully comply with the GDPR, and we are currently expending considerable time and resources, including management attention, to revise our practices and bring them into compliance. Furthermore, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to modify our plans to comply with the GDPR, or otherwise to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the European Union.

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

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties. We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Certain third parties, including our competitors, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. In particular, Illumina has filed a patent infringement lawsuit against us alleging that our Panorama test infringes certain claims under U.S. Patent 9,493,831, as further described in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. We have in the past also been engaged in patent infringement litigation with Sequenom. The number of contested intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products or services; pay potentially substantial monetary damages; and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could prevent us from offering our tests, which would have a material adverse effect on our business, financial condition and our results of operations.

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

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described in “Note 7—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, a purported securities class action lawsuit had been filed against us, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Note 7 in the Notes to Unaudited Interim Condensed Consolidated Financial Statements and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management's attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

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

As of September 30, 2018, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 36.3% of our outstanding capital stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders' ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
10.1*	Third Amendment to Application Service Provider Agreement, dated January 1, 2018, by and between Registrant and DNAnexus, Inc.					X
10.2*	Fourth Amendment to Application Service Provider Agreement, dated July 1, 2018, by and between Registrant and DNAnexus, Inc.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NATERA, INC.

Date: November 8, 2018	By:	/ s / Matthew Rabinowitz
	Name:	Matthew Rabinowitz
	Title:	Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)