Form 10-Q/A
period 2018-03-31
Natera, Inc.
filed 2019-02-06
CIK 1604821

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

EXPLANATORY NOTE

Natera, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Quarterly Report”), which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on May 10, 2018. The purpose of this Amendment is to refile Exhibit 10.1, which was originally filed with the Quarterly Report, without redaction to certain sections of Exhibit 10.1 in response to comments provided by the staff of the SEC relating to the confidential treatment request previously filed by the Company with respect to Exhibit 10.1.

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

#                                         Previously filed or furnished with the Quarterly Report filed on May 10, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATERA, INC.

Date: February 5, 2019	By:	/s/Steven Chapman
	Name:	Steven Chapman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)