Form 10-Q
period 2019-03-31
Natera, Inc.
filed 2019-05-10
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	NTRA	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

As of May 2,  2019, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 69,601,399.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31,  2019

oa

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

•	our expectations of the reliability, accuracy, and performance of Panorama, as well as expectations of the benefits to patients, providers, and payers of Panorama;
•	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests, including our recently launched offerings;
•	our efforts to successfully develop and commercialize our technology and expertise in prenatal testing into oncology applications and our Prospera test for kidney transplant rejection;
•	the effect of improvements in our cost of goods sold;
•	our estimates of the total addressable markets for our current and potential product offerings;
•	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests, including Prospera;
•	the effect of changes in the way we account for our revenue;
•

our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreements with QIAGEN and BGI Genomics Co., Ltd., and our ability to enter into additional such partnerships in the future and achieve the anticipated benefits from such partnerships;

•	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
•	competition in the markets we serve;
•	our ability to successfully commercialize our cloud-based distribution model;
•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•	our ability to operate our laboratory facility and meet expected demand and to successfully scale our operations;

•

our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;

•	our expectations of the rate of adoption of Panorama and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
•	our ability to complete clinical studies and publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests;
•	our SMART study and our ongoing and planned trials in oncology and transplant rejection;
•	our reliance on our partners to market and offer Panorama in the United States and in international markets;
•	our estimates regarding our costs and risks associated with our international operations and international expansion;
•	our ability to retain and recruit key personnel;
•	our reliance on our direct sales efforts;
•	our expectations regarding acquisitions, other strategic transactions and strategic operations;
•	our ability to fund our working capital requirements;
•	our compliance with federal, state, and foreign regulatory requirements;
•	the factors that may impact our financial results; and
•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,281	$46,407
Restricted cash, current portion	399	4,597
Short-term investments	93,805	107,461
Accounts receivable, net of allowance of $1,794 in 2019 and $1,788 in 2018	60,293	62,223
Inventory	13,748	13,633
Prepaid expenses and other current assets	5,555	6,197
Total current assets	208,081	240,518
Property and equipment, net	23,302	24,336
Operating lease right-of-use assets	27,260	—
Other assets	2,802	3,317
Total assets	$261,445	$268,171
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,917	$14,587
Accrued compensation	10,818	12,668
Other accrued liabilities	37,839	32,442
Deferred revenue, current portion	4,928	4,131
Short-term debt financing	50,154	50,153
Total current liabilities	112,656	113,981
Long-term debt financing	73,431	73,357
Deferred rent, net of current portion	—	8,613
Deferred revenue, long-term portion	39,698	40,058
Operating lease liabilities, long-term portion	30,674	—
Total liabilities	256,459	236,009

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2019 and December 31, 2018, respectively; 63,340 and 62,083 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7	7
Additional paid in capital	613,680	607,236
Accumulated deficit	(608,435)	(574,529)
Accumulated other comprehensive loss	(266)	(552)
Total stockholders’ equity	4,986	32,162
Total liabilities and stockholders’ equity	$261,445	$268,171

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (in thousands, except per share data)

	Three months ended
	March 31,
	2019	2018

Revenues
Product revenues	$63,364	$54,269
Licensing and other revenues	3,460	8,071
Total revenues	66,824	62,340
Cost and expenses
Cost of product revenues	41,605	39,055
Cost of licensing and other revenues	1,698	1,537
Research and development	11,435	14,340
Selling, general and administrative	43,832	37,925
Total cost and expenses	98,570	92,857
Loss from operations	(31,746)	(30,517)
Interest expense	(2,724)	(2,389)
Interest and other income	453	137
Loss before income taxes	(34,017)	(32,769)
Income tax expense	(74)	(104)
Net loss	$(34,091)	$(32,873)
Unrealized gain (loss) on available-for-sale securities, net of tax	286	(138)
Comprehensive loss	$(33,805)	$(33,011)

Net loss per share (Note 13):
Basic	$(0.54)	$(0.61)
Diluted	$(0.54)	$(0.61)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	62,831	54,132
Diluted	62,831	54,132

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2017	54,040	$6	$472,552	$(766)	$(446,375)	$25,417
Issuance of common stock upon exercise of stock options	145	—	564	—	—	564
Vesting of restricted stock	66	—	—	—	—	—
Stock-based compensation	—	—	3,154	—	—	3,154
Unrealized gain on available-for sale securities	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	(32,873)	(32,873)
Balance as of March 31, 2018	54,251	$6	$476,270	$(904)	$(479,248)	$(3,876)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2018	62,083	$7	$607,236	$(552)	$(574,529)	$32,162
Cumulative-effect adjustment upon adoption of ASU 2018-07	—	—	(185)	—	185	—
Issuance of common stock upon exercise of stock options	1,070	—	2,578	—	—	2,578
Vesting of restricted stock	187	—	—	—	—	—
Stock-based compensation	—	—	4,051	—	—	4,051
Unrealized gain on available-for sale securities	—	—	—	286	—	286
Net loss	—	—	—	—	(34,091)	(34,091)
Balance as of March 31, 2019	63,340	$7	$613,680	$(266)	$(608,435)	$4,986

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2019	2018

Operating activities
Net loss	$(34,091)	$(32,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,920	1,860
Non-cash lease expense	1,890	—
Stock-based compensation	4,051	3,154
Premium amortization and discount accretion on investment securities	70	144
Amortization of debt discount	98	98
Inventory excess adjustments	101	45
Impairment of assets	—	1,544
Loss on investments	—	32
Loss from changes in fair value of warrants	—	108
Other non-cash charges	8	61
Changes in operating assets and liabilities:
Accounts receivable	2,145	(6,284)
Inventory	(216)	(2,959)
Prepaid expenses and other current assets	(2,135)	2,524
Other assets	201	215
Accounts payable	(5,466)	51
Accrued compensation	(1,850)	333
Other accrued liabilities	1,018	(2,799)
Deferred revenue	437	35,485
Deferred rent, net of current portion	—	307
Net cash (used in) provided by operating activities	(31,819)	1,046

Investing activities
Purchases of investments	(18,628)	(9,985)
Proceeds from sale of investments	—	27,896
Proceeds from maturity of investments	32,500	8,000
Purchases of property and equipment, net	(955)	(852)
Net cash provided by investing activities	12,917	25,059

Financing activities
Proceeds from exercise of stock options	2,578	564
Net cash provided by financing activities	2,578	564

Net (decrease) increase in cash, cash equivalents and restricted cash	(16,324)	26,669
Cash, cash equivalents and restricted cash, beginning of period	51,004	13,021
Cash, cash equivalents and restricted cash, end of period	$34,680	$39,690

Supplemental non-cash investing and financing activities:
Obtaining right-of-use assets in exchange for lease liabilities	$28,191	$—
Purchases of property and equipment in accounts payable and accruals	$199	$209

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31,  2019, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Effective January 1, 2019, the Company transitioned to the new accounting requirements under the Accounting Standards Update (“ASU”) No. 2018-07,  Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The Company applied the modified retrospective approach upon transition with a cumulative-effect adjustment of $0.2 million recorded to accumulated deficit as of January 1, 2019, and the results in all of the prior period financial statements presented in this Form 10-Q were not retroactively adjusted. See Note 2 under Recently Adopted Accounting Pronoucements for further discussion.

On January 1, 2019, the Company adopted the new accounting requirements under ASU 2016-02, Leases, and concurrently elected ASU 2018-11, Leases (Topic 842): Targeted Improvements, which permitted the Company to adjust any cumulative-effect of the accounting change to the balance of accumulated deficit as of the adoption date instead of the earliest period presented by using the modified retrospective approach. None of the prior period financial results in this Form 10-Q were retroactively adjusted as a result of the adoption of ASU 2016-02. See Note 2 under Recently Adopted Accounting Pronoucements for more detail.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $34.1 million for the three months ended March 31, 2019 and recorded a cumulative-effect adjustment of $0.2 million upon the adoption of ASU 2018-07 on January 1, 2019, which increased the accumulated deficit to $608.5 million at March 31,  2019 from $574.6 million at December 31, 2018. At March 31,  2019, the Company had $34.3 million in cash and cash equivalents, $93.8 million in marketable securities, $50.2 million of outstanding balance of the Credit Line (as defined in Note 10) including accrued interest, and $73.4 million of net carrying amount of the 2017 Term Loan (as defined in Note 10). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

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

On April 23, 2019, the Company completed an underwritten equity offering to sell 5,263,158 shares of its common stock at a price to the public of $19 per share. On April 26, 2019, the Company sold an additional 789,473 shares of its common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 9,  2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiary. The Company established a subsidiary that operates in the state of Texas to support the Company’s laboratory and operational functions. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, the operating right-of-use assets and the associated lease liabilities, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, stock-based compensation, the fair value of common stock and warrants, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. As of March 31, 2019, short-term restricted cash totaled  $0.4 million cash deposits held as collateral for the settlement of foreign currency transactions and deposit per credit card terms.

In March 2019, the Company paid the final quarterly installment of $1.4 million in connection with the settlement agreement relating to reimbursement-related claims, and accordingly, the restriction imposed on the $4.2 million cash deposits to secure the letter of credit required under the settlement agreement was released.

Restricted cash is currently presented as a separate line item in the Company’s balance sheet. In the statements of cash flows, it is included together with cash and cash equivalents and considered as part of the total ending cash balance. The following is the reconciliation between how restricted cash is presented in the balance sheet and the statements of cash flows for all periods presented:

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents in balance sheet	$34,281	$46,407
Restricted cash, current portion in balance sheet	399	4,597
Restricted cash in other assets in balance sheet	—	—
Total cash, cash equivalents and restricted cash in statements of cash flows	$34,680	$51,004

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended March 31,  2019 and 2018, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31,  2019 and December 31, 2018, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Revenue Recognition

The Company adopted the new revenue recognition guidance, Accounting Standards Codification (“ASC”) Topic 606, beginning January 1, 2018. ASC 606 mandates revenue recognition to be evaluated using the following five steps:

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

Stock‑Based Compensation

Stock‑based compensation is related to stock options and restricted stock units (“RSUs”) granted to the Company’s employees and is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards on a straight-line basis. No compensation cost is recognized when the requisite service has not been met and the awards are therefore forfeited.

The Company also recognizes stock-based compensation from option awards and RSUs granted to non-employees. Prior to January 1, 2019, the fair value of non-employee awards was subject to remeasurement at the end of each reporting period until the vesting date of such awards, and the resulting change in fair value was recognized in the Company's statements of operations and comprehensive loss during the period that the related services were rendered.

On January 1, 2019, the Company adopted ASU 2018-07, which allows the accounting for non-employee awards to be treated the same as for employee awards. The fair value of non-employee awards is now determined based on a one-time measurement at the grant date, and it is no longer subject to periodic remeasurement. The Company continues to recognize stock-based compensation expense as services are rendered by the non-employees over the vesting period, which is accounted for on a straight-line basis. See further discussion under the Recently Adopted Accounting Pronouncements section within this footnote, as well as the election of certain accounting policy as a result of the adoption.

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options issued to employees and non-employees. The model requires the input of the Company's expected stock price volatility, the expected term of the awards, and a risk-free interest rate. Determining these assumptions requires significant judgment. See further discussion on the valuation assumptions used under Note 9.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.9 million and $1.7 million as of March 31, 2019 and December 31, 2018, respectively. Amortized expense for amounts previously capitalized for the three months ended March 31,  2019 and 2018 was $0.3 million and $0.4 million, respectively.

Accumulated Other Comprehensive Loss

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$(552)	$(766)
Net unrealized gain (losses) on available-for-sale securities, net of tax	286	(170)
Reclassifications of losses realized from sale of available-for-sale securities	—	32
Increase (decrease) in other comprehensive loss	286	(138)
Ending balance	$(266)	$(904)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of accounting standards update recently issued that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

Leases

On January 1, 2019, the Company adopted ASU 2016-02 and concurrently elected to adopt ASU 2018-11, which are collectively known as ASC 842, Leases (“ASC 842”). ASU 2018-11 provides an alternative transition method such that the initial application of the new lease accounting standards can be completed as of January 1, 2019 using the modified retrospective approach instead of the earliest period presented. The financial results in the statement of operations and comprehensive loss for the three months ended March 31, 2018 and the balance sheet as of December 31, 2018 were not retroactively restated. As a result of electing the transition guidance as described above, on January 1, 2019, the Company recorded operating right-of-use assets of $28.2 million, including the derecognition of deferred rent of $9.5 million and prepaid rent of $0.7 million, with the corresponding lease liabilities totaling $37.0 million. There was no material impact to the Company’s statements of operations and comprehensive loss upon adoption.

Upon transition, the Company has elected the package of practical expedients available under ASC 842, which allows the Company not to reassess (i) whether any expired or existing contracts as of the transition date are or contain a lease, (ii) lease classification for any expired or existing leases as of the transition date, and (iii) intial direct costs for any existing leases as of the transition date.  The Company has decided not to elect the practical expedient on applying hindsight in determining the lease term and the impairment of the right-of-use assets. See Note 7, Leases, for more detail information regarding the accounting for operating leases.

Non-employee stock-based compensation

Effective January 1, 2019, the Company transitioned to the new accounting requirements under ASU 2018-07 for non-employee stock-based awards using the modified retrospective approach. The new guidance aligns the accounting treatment for both the employee and non-employee stock-based awards, which simplifies the fair value measurement process by requiring a one-time valuation of the non-employee stock options as of the grant date. Upon transition, the Company performed the final fair value remeasurement for its existing unvested non-employee stock-based awards, which included stock options and restricted stock units, up until the transition date,  and adjusted the amount of the cumulative stock-based compensation expense accordingly by $0.2 million. The Company recorded this amount as a cumulative-effect adjustment to the opening balance of accumulated deficit in its balance sheet.

Under the new guidance, the Company is permitted to carry over the method over which stock-based compensation expense is recognized from the non-employee awards, which is accounted for on a straight-line basis as services are rendered over the vesting period. However, there are certain accounting options available for election in connection with estimated forfeitures and the valuation input for the expected term or remaining contractual term.  The Company has elected to account for the actual forfeitures upon the cancellation of the awards, and also the use of the same expected term valuation input as for its employee awards.

Reclassification of tax effects from accumulated other comprehensive income

The Company adopted ASU 2018-02 on January 1, 2019, which was established as a result of the Tax Cuts and Jobs Act passed in December 2017 and provided an opportunity for entities to reclassify residual income tax effects from accumulated other comprehensive income to retained earnings due to the reduction of the corporate income tax rate. Upon adoption, the Company had the option to apply this new guidance using either the full retrospective approach or to record the reclassifications as of the adoption date.  As of January 1, 2019, the Company had a full valuation allowance reserved against its deferred tax assets, and as a result, there was no restatement or reclassification required.

Statements of stockholders’ equity

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. One of the amendments applicable to the Company was the presentation of the analysis of changes in stockholders’ equity in its first interim financial statements following the effective date of the amendments in November 2018, which would be included in the Form 10-Q for the quarter ended March 31, 2019. As such, the Company has added the presentation of its consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 under Item 1 of this Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13,  Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. ASU 2016-13 will become effective for the Company in the first quarter of 2020, with early adoption permitted beginning the first quarter of 2019. The modified retrospective approach should be applied upon adoption of this new guidance. The Company is currently evaluating the impact of adopting ASU 2016-13 on its financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 proposes new disclosure requirements for unrealized gains or losses recognized in other comprehensive income that are attributable to fair value changes in assets and liabilities categorized within Level III of the fair value hierarchy, as well as quantitative information about significant unobservable inputs used to value such assets and liabilities. It eliminates the requirement to disclose the reasons for the transfers of assets and liabilities measured in fair value on a recurring basis between Level I and Level II. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

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

Product revenue is recognized in an amount that equals to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended March 31,  2019 and 2018,  $0.5 million and $0.9 million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

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

For the three months ended March 31, 2019 and 2018, the Company recognized revenue of $0.2 million and $5.5 million, respectively, related to support services provided and the delivery of its technology license to Qiagen.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement with BGI Genomics Co., Ltd. (“BGI Genomics”) to develop and commercialize NGS-based genetic testing assays for clinical use. The agreement has a term of ten years and expires in February 2029. According to the agreement, the Company will receive a total of $50.0 million, comprising of $35.0 million in upfront technology licensing fees and prepaid royalties, and $15.0 million in future milestone payments. The Company will prepay BGI Genomics $6.0 million for sequencing services in connection with this partnership, as well as $4.0 million to another supplier. This Agreement is currently subject to customary closing conditions, including partner government approval.

For the three months ended March 31, 2019, the Company did not recognize any revenue from the License Agreement with BGI Genomics.

Disaggregation of Revenues

The primary source of the Company’s revenues relates to the sale of prenatal genetic tests. The Company also recognizes licensing revenues from its cloud-based software platform, Constellation and other revenues. The following table shows disaggregation of revenues by types of products and services, with sales of genetic tests further disaggregated by test families:

	Three months ended
	March 31,
	2019	2018
(Amounts in thousands)
Sales of genetic tests
Panorama NIPT	$37,246	$33,267
HCS	22,749	18,262
Other genetic tests	3,369	2,740
Product revenues	63,364	54,269
Licensing and other
Constellation	1,332	1,305
Qiagen	148	5,500
Other	1,980	1,266
Licensing and other revenues	3,460	8,071
Total revenues	$66,824	$62,340

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended
	March 31,
	2019	2018
(Amounts in thousands)
Insurance carriers	$50,201	$44,142
Laboratory partners	10,023	14,888
Patients	6,600	3,310
Total revenues	$66,824	$62,340

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended
	March 31,
	2019	2018
(Amounts in thousands)
United States	$60,283	$50,364
Americas, excluding U.S.	818	850
Europe, Middle East, India, Africa	4,004	9,322
Other	1,719	1,804
Total revenues	$66,824	$62,340

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	March 31,	December 31,
(Amounts in thousands)	2019	2018
Assets:
Accounts receivable	$60,293	$62,223
Liabilities:
Deferred revenue, current portion	$4,928	$4,131
Deferred revenue, long-term portion	39,698	40,058
Total deferred revenues	$44,626	$44,189

As of March 31, 2019, accounts receivable of $60.3 million included trade receivables, as well as receivables from Evercord customers who selected certain prepayment plans for storage services to be delivered over the duration of lifetime or 18 years. Evercord customers have the option to either prepay for storage services in full upfront or finance their prepayment plans over the period of six,  12, or 18 months. Generally, prepayments collected by the Company for the lifetime or 18-year storage plans are non-refundable unless the storage service agreement is terminated. However, Evercord customers who choose the financing option will be obligated to make the remainder of their payments pursuant to the terms of the financing plan, and this represents the Company’s unconditional right to the consideration from its customers. Total receivables pertaining to the financing options was $3.9 million, of which $0.2 million was related to financing over the period greater than 12 months. The Company reclassified $0.2 million to other noncurrent assets in its condensed consolidated balance sheet as of March 31, 2019.

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2018	$44,189
Increase in deferred revenues	2,422
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(492)
Revenue recognized from performance obligations satisfied within the same period	(1,493)
Balance at March 31, 2019	$44,626

During the three months ended March 31, 2019, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled approximately $0.5 million, of which $0.2 million was related to genetic testing services, $0.1 million pertained to undelivered Evercord storage services over the remaining contractual life of such services, and approximately $0.2 million was related to the Qiagen Agreement.

As of March 31,  2019,  total deferred revenues were $44.6 million, which were comprised of the current and long-term portions of $4.9 million and $39.7 million, respectively. The current portion was comprised of $0.6 million relating to the provision of IVD kits and genetic testing services, $0.5 million associated with undelivered tests from the cloud-based Constellation software to the licensees, $1.2 million of Evercord storage services that will be fulfilled within the next 12 months, and $2.6 million of unsatisfied performance obligations from the Qiagen Agreement. The long-term portion included $3.3 million of Evercord storage services to be delivered by the Company over the remaining contractual life of such services, and $36.4 million resulting from the remaining performance obligations from the Qiagen Agreement.  Such remaining performance obligations were comprised of development services and market development support, for which revenue will be recognized over time based on the value of services; and the option for Qiagen to expand its commercialization to another country, with revenue recognized at a point in time when such option is exercised or expires. The Company expects to recognize $9.0 million of the amounts reported as long-term deferred revenue as each remaining performance obligation is satisfied.

4. Fair Value Measurements

The Company's financial assets and liabilities carried at fair value are comprised of investment assets that include money market and investments, and a liability for common stock warrants.

The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level I: Quoted prices in active markets for identical assets and liabilities that the Company has the ability to access.

Level II: Observable market‑based inputs or unobservable inputs that are corroborated by market data, such as quoted prices, interest rates, and yield curves.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2019				December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$588	$—	$—	$588	$26,539	$—	$—	$26,539
U.S. Treasury securities	57,632	—	—	57,632	75,685	—	—	75,685
U.S. agency securities	—	12,938	—	12,938	—	12,891	—	12,891
Municipal securities	—	23,235	—	23,235	—	18,885	—	18,885
Total financial assets	$58,220	$36,173	$—	$94,393	$102,224	$31,776	$—	$134,000

During the three months ended March 31,  2019, the Company did not make any transfers between Level I and Level II assets.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market deposits	$588	$—	$—	$588	$26,539	$—	$—	$26,539
U.S. Treasury securities	57,857	62	(287)	57,632	76,061	29	(405)	75,685
U.S. agency securities	13,010	—	(72)	12,938	13,017	—	(126)	12,891
Municipal securities	23,204	55	(24)	23,235	18,935	7	(57)	18,885
Total	$94,659	$117	$(383)	$94,393	$134,552	$36	$(588)	$134,000

Classified as:
Cash equivalents				$588				$26,539
Short-term investments				93,805				107,461
Total				$94,393				$134,000

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2019, there were no sales of investments, and during the three months ended March 31, 2018,  the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of March 31, 2019, the Company had 12 investments in an unrealized loss position in its portfolio.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2019:

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$57,974	$57,910
Greater than one year but less than five years	36,097	35,895
Total	$94,071	$93,805

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2019	2018
		(in thousands)
Machinery and equipment	3-5 years	$35,476	$35,400
Furniture and fixtures	3 years	1,319	1,319
Computer equipment	3 years	1,873	2,117
Capitalized software held for internal use	3 years	5,348	4,868
Leasehold improvements	Lesser of useful life or lease term	10,916	10,916
Construction-in-process		4,587	4,013
		59,519	58,633
Less: Accumulated depreciation and amortization		(36,217)	(34,297)
Total Property and Equipment, net		$23,302	$24,336

During the three months ended March 31, 2018, an asset impairment charge of $1.6 million was recorded in research and development expenses in the statements of operations and comprehensive loss. This charge was recorded to write off the project development costs that were previously capitalized.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits, the Company agreed to a total consideration payment of $3.2 million. As of March 31, 2019 and December 31, 2018,  $0.8 million and $1.0 million of deferred costs related to the total consideration paid were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement. During the three months ended March 31, 2019 and 2018,  amortization of such costs totaling $0.2 million was recorded for each of the two periods as a reduction of product revenues in the statements of operations and comprehensive loss.

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments (as described in Note 10). The Company has classified $0.7 million out of the total debt issuance costs of $2.7 million in noncurrent assets for the unused borrowing capacity of $50.0 million. The debt discount is being amortized on a straight-line basis over the term of the loan. For the three months ended March 31, 2019 and 2018,  debt discount amortized from noncurrent assets was insignificant. As of March 31, 2019, total unamortized debt discount remaining in noncurrent assets was $0.5 million.

As of March 31, 2019, other assets also included receivables from Evercord customers who selected the financing option for their prepayment plans (as described in Note 3). Total receivables associated with the financing option over the period greater than 12 months were $0.2 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Accrued paid time off	$1,881	$1,825
Accrued commissions	3,643	4,492
Accrued bonuses	1,220	3,757
Other accrued compensation	4,074	2,594
Total accrued compensation	$10,818	$12,668

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
(Amounts in thousands)
Settlement accrued for reimbursement related claims	$—	$1,378
Reserves for refunds to third-party payers	11,051	10,012
Accrued charges for outsourced testing	5,548	5,001
Testing and laboratory materials from suppliers	2,247	2,742
Marketing and corporate affairs	2,467	1,306
Legal, audit and consulting fees	1,471	1,058
Accrued shipping charges	564	852
Sales tax payable	1,442	1,255
Accrued specimen service fees	744	1,378
Accrued rent	—	903
Clinical trials and studies	1,841	1,694
Operating lease liabilities, current portion	5,147	—
Other accrued expenses	5,317	4,863
Total other accrued liabilities	$37,839	$32,442

In December 2017, the Company accrued a total of $11.4 million for amounts due under a settlement agreement related to reimbursement related claims and was required to make periodic payments as described in Note 8 under Legal Proceedings. In 2018, payments totaling $10.3 million including interest were made by the Company, with the final quarterly installment of $1.4 million remaining in other accrued liabilities as of December 31, 2018. The Company paid the final quarterly installment in March 2019.

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates as reserves for potential refund requests during the period. When the Company releases these previously reserved amounts, they are recognized as product revenues in the statements of operations and comprehensive loss. As of December 31, 2018, reserves relating to payers were $10.0 million. During the three months ended March 31, 2019, the Company reserved an additional $2.5 million, while a reduction of $1.5 million occurred within the same period resulting from the release of previously reserved amounts from payers and refunds of overpayments. Remaining reserves relating to payers in other accrued liabilities were $11.0 million as of March 31, 2019.

7.  Leases

In October 2016, the Company entered into a lease directly with its landlord for laboratory and office spaces at its corporate headquarters located in San Carlos, California. The Company currently occupies approximately 113,000 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet, and the Second Space totals approximately 25,000 square feet. The term of this lease is approximately 84 months and expires in October 2023. This lease contains an option to renew the lease term for five years, but the fair market rent upon renewal is not available from the landlord.

In March 2018, the Company entered into a lease for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility began in June 2018 with rent payment commencing in August 2018. The lease term is 62 months expiring in July 2023. The Company has the option to extend this lease for five years, and the fair market rent upon renewal is not determinable.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016.

As a result of electing the package of practical expedients, the Company did not reassess the classification for the three existing leases described above upon the adoption of ASC 842, which carried over as operating leases. These leases are not impacted by any renewal or termination option. In addition, the Company has also entered into leases of individual workspaces at premises located in different locations on a month-to-month basis and is not committed to an established lease term. The Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered as short-term leases. Short-term lease expenses were insignificant in the three months ended March 31, 2019.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

March 31,
2019
(Amounts in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$5,147
Operating lease liabilities, long-term portion	30,674
Total operating lease liabilities	$35,821

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of cumulative lease expense recognized up until the adoption date. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. As of the adoption date, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease,  with the effect of certain credit risk rating. As of March 31, 2019, the weighted-average remaining lease term was 3.48 years and the weighted-average discount rate was 10.77%.

Subsequent to the adoption date, the Company continues to recognize lease expense on a straight-line basis as was required under the previous guidance, ASC 840. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended March 31, 2019, total lease expense of $1.9 million was recognized in the statements of operations and comprehensive loss.  Cash paid for amounts in the measurement of operating lease liabilities totaled $2.1 million within this period.

The present value of the future annual minimum lease payments under all non-cancelable operating leases as of March 31, 2019 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2019 (remaining 9 months)	$6,454
2020	8,825
2021	9,067
2022	9,319
2023	7,798
2024 and thereafter	7,130
48,593
Less: imputed interest	(12,772)
Operating lease liabilities	$35,821

8. Commitments and Contingencies

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

On or about March 26, 2019, CareDX, Inc., or CareDX, our primary competitor in the transplant rejection testing field, filed suit against us in the United States District Court for the District of Delaware. The suit alleges that we infringed two of CareDX’s patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. In addition, on or about April 10, 2019, CareDX filed suit against us in the United States District Court for the District of Delaware, alleging false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements we have made regarding our Prospera product and how it compares to CareDX’s Allosure product. The complaint seeks unspecified damages and injunctive relief. We intend to defend both of these matters vigorously, but cannot provide any assurance as to the ultimate outcome of either matter or that an adverse resolution to either matter or both matters would not have a material adverse effect on our financial condition and results of operations. We are unable to predict the ultimate outcome of either matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome of either matter.

On March 15, 2019, a purported class action lawsuit was filed against us in the United States District Court for the Northern District of California, alleging that the plaintiff received an unauthorized text message to her cellular telephone in violation of the Telephone Consumer Protection Act. Among other relief, the complaint seeks statutory and other damages, injunctive relief, attorneys' fees, and costs. The Company intends to vigorously defend the matter but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On January 22, 2019, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Mateo, by a patient alleging claims relating to a discordant test result. The complaint seeks unspecified damages. The Company intends to continue to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

On December 12, 2015, the Company received a civil investigative demand from the United States Department of Justice in connection with a qui tam action related to past reimbursement submissions for some of its testing. The qui tam action was originally filed under seal by the relators on January 26, 2015 in the United States District Court for the Western District of Kentucky. The qui tam complaint alleged that Natera submitted false claims to government health care programs for its testing services performed during the period from January 1, 2013 to December 31, 2016, and sought damages and penalties. The complaint was unsealed on February 8, 2018. On March 7, 2018, the Company reached agreement with the United States Department of Justice to resolve all claims made against it in the action. Under the settlement agreement, the Company will pay a total of approximately $11.4 million to the federal government and the participating state Medicaids, of which approximately $5.3 million plus applicable interest will be paid in four equal quarterly installments, subject to the Company’s option to prepay without penalty. In exchange for the payment of the settlement amounts, the United States and the relators agreed to release the Company from certain claims, including civil or administrative monetary relief sought under the complaint. The settlement agreement does not contain or represent an admission of liability or wrongdoing by the Company, and there will be no corporate integrity agreement. For the year ended December 31, 2017, the Company recorded a charge of $11.4 million associated with this settlement in its statements of operations and comprehensive loss. During the year ended December 31, 2018, the Company paid $5.3 million and the required quarterly installments, and the final quarterly installment of $1.4 million was paid in March 2019. See Note 6 under Other Accrued Liabilities for more detail on payments made.

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

Contractual Commitments

As of March 31, 2019, the Company has non-cancelable contractual commitments with a supplier for approximately $9.1 million and other material supplier commitments for approximately $7.3 million for inventory material used in the laboratory testing process.

As of March 31, 2019, the Company has a non-cancelable application service agreement with a vendor, in which a license was granted to the Company to utilize the proprietory technology for gene sequencing data analysis. The minimum committed fees remaining under the agreement is $1.7 million, which covers services through March 2020.

As of March 31, 2019, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $0.3 million for the next 12 months.

As of March 31, 2019, the Company has non-cancelable minimum purchase commitments with a supplier of diagnostic reagents totaling approximately $1.8 million through February 2020.

As of March 31, 2019, the Company has remaining non-cancelable commitments to have a minimum number of genetic tests processed by a vendor totaling approximately $6.9 million through December 2019. The term of this vendor agreement expires in December 2020.

9. Stock‑Based Compensation

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

Performance-based Awards

In June 2017, the Board approved a stock option grant of 425,000 shares to the Company’s executive chairman, of which 200,000 shares are performance-based options. The vesting of these performance-based options is contingent upon the completion of requisite service for the next three years and the achievement of certain milestones within such time period. The milestones are (i) to successfully secure a specified strategic arrangement, at which point 50,000 shares will begin vesting over one year in equal quarterly installments, (ii) to successfully secure a specified licensing arrangement, at which point 75,000 shares will begin vesting over one year in equal quarterly installments, and (iii) to successfully secure specified licensing arrangements related to oncology, at which point 75,000 shares will begin vesting over one year in equal quarterly installments. Each milestone is independent of the other.

Milestones (i) and (ii) described above have been achieved during the first quarter of 2019 and 2018, respectively. During the three months ended March 31, 2019,  total stock-based compensation expense recorded for the performance-based options was $0.2 million. During the three months ended March 31, 2018, the Company recognized stock-based compensation expense of $0.2 million.

In December 2018, the Board approved a performance-based option grant of 600,000 shares to the Company’s executive chairman. The vesting of these performance-based options is contingent upon the achievement of a certain milestone, and provided that the completion of requisite service is through the date of such vesting, at which point the performance-based options will become fully vested and exercisable. The revenue milestone was not achieved or was not probable of being achieved during the three months ended March 31, 2019, and the Company did not recognize any stock-based compensation expense associated with it.

In January 2019, the Board approved a stock option grant of 200,000 shares and 100,000 restricted stock units to the Company’s chief executive officer, which are performance-based awards. Such awards will vest based on the achievement of certain values of the Company’s common stock at two separate thresholds within certain periods, and are contingent upon the completion of requisite service through the date of such vesting. During the three months ended March 31, 2019, the stock value performance target was not probable of being achieved, and the Company did not recognize any stock-based compensation expense associated with these awards.

Additionally, the Board approved 100,000 restricted stock units each to the Company’s chief financial officer and chief operating officer in January 2019. These two awards also have performance conditions, which are based on the same stock value performance target as that of the chief executive officer’s before such awards vest, and are contingent upon the completion of requisite service through the date of such vesting. During the three months ended March 31, 2019, the stock value performance target was not probable of being achieved, and the Company did not recognize any stock-based compensation expense associated with these awards.

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

The first offering period of 2019 started on November 1, 2018 and ended on April 30, 2019. As of March 31, 2019, no shares had been purchased in this offering period.

Stock Options

The following table summarizes option activity for the three months ended March 31, 2019:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2018	5,431	9,463	$7.69	6.91	$61,718
Additional shares authorized	2,483	—
Options granted	(1,195)	1,195	$16.57
Options exercised	—	(1,070)	$2.41
Options forfeited/cancelled	55	(55)	$11.24
Balance at March 31, 2019	6,774	9,533	$9.37	7.39	$107,874
Exercisable at March 31, 2019		5,016	$6.36	6.02	$71,540
Vested and expected to vest at March 31, 2019		9,312	$9.29	7.35	$106,097

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2019:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2018	1,084	$11.72
Granted	1,202	$18.35
Vested	(187)	$9.46
Canceled/forfeited	(14)	$11.70
Balance at March 31, 2019	2,085	$15.74

Stock‑Based Compensation Expense

Employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Non-employee stock-based compensation expense was not adjusted for estimated forfeitures up until the occurrence of the actual forfeiture of the associated awards.

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019			2018
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$168	$—	$168	$138	$4	$142
Research and development	894	—	894	903	—	903
Selling, general and administrative	2,646	343	2,989	2,108	1	2,109
Total	$3,708	$343	$4,051	$3,149	$5	$3,154

As of March 31,  2019,  approximately $45.8 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 3.56 years.

Valuation of Stock Option Grants to Employees and Non-employees

Upon the adoption of ASU 2018-07 on January 1, 2019, the fair value of stock options granted to both employees and non-employees is estimated on the grant date using the Black-Scholes option-pricing model. Prior to January 1, 2019, the Company only estimated the fair value of the stock options granted to its employees on the grant date, while the fair value of its unvested non-employee stock options was remeasured at the end of each reporting period up until their vesting date. The fair value of the stock options is amortized on a straight‑line basis over the requisite service period of the awards, which is generally the vesting period.

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. For the three months ended March 31, 2019, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended March 31,
	2019			2018
Expected term (years)	5.33	—	5.53	5.24	—	5.59
Expected volatility	42.53%	—	42.75%	40.28%	—	40.88%
Expected dividend rate			0.00%			0.00%
Risk-free interest rate	2.26%	—	2.60%	2.37%	—	2.70%

For the three months ended March 31, 2018, the Company used a different set of Black-Scholes valuation assumptions when estimating the fair value of stock options granted to its non-employees. The fair value was remeasured at the end of each reporting period up until December 31, 2018. The following table summarizes the valuation assumptions used:

	Three months ended
	March 31, 2018
Expected term (years)	2.72	—	2.74
Expected volatility	41.48%	—	41.71%
Expected dividend rate			0.00%
Risk-free interest rate	2.36%	—	2.40%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. The Company determines its expected term for the employee and non-employee stock options by calculating the average of (1) historical stock options exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. For stock options granted to non-employees prior to January 1, 2019, the Company estimated the expected term by assessing their historical exercise behavior and length of service, and calculated the average of these two components.

Expected Volatility:    The Company derived the expected volatility from the average historical volatilities of comparable publicly traded companies in the DNA sequencing, diagnostics, or personalized medicine industries over a period approximately equal to the expected term. When selecting these companies, certain comparable characteristics such as enterprise value and financial leverage were considered. The selected companies also had sufficient historical stock price volatility to meet the expected term of the Company’s stock options.

Expected Dividend Rate:    The Company has not paid and does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate:    The risk-free interest rate assumption is based on U.S. Treasury yield in effect at the time of grant for zero coupon U. S. Treasury notes with maturities approximately equal to the expected term.

As of March 31, 2019, total options outstanding include 122,606 shares of option awards that were granted to non-employees, of which 28,793 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10. Debt

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

For the three months ended March 31,  2019 and 2018,  the Company recorded interest expense of $0.4 million and $0.3 million, respectively, which were paid within the same periods.  As of March 31,  2019,  remaining accrued interest was $1.2 million, and the total principal amount outstanding with accrued interest was $50.2 million.

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

On December 31, 2018, the Company amended certain terms in the 2017 Term Loan with OrbiMed. The amendment increased the existing unused borrowing capacity from $25.0 million to $50.0 million and extended the expiration date for the option to draw the unused capacity to March 31, 2019. If such option were exercised by the Company, the interest rate described above would instead decrease to the sum of (i) 8.50% plus (ii) the higher of 1.00% or LIBOR.  As of March 31, 2019, the Company did not exercise such option.

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable.  As of March 31,  2019, the Company was in compliance with all of its covenants under the 2017 Term Loan.

The Company is allowed to voluntarily make prepayments on its outstanding debt balance either partially or in full. When prepayments are made, an additional prepayment premium will be applied to the outstanding principal amount at the time. The prepayment premium will gradually reduce from 12.5% to 2.5% over the term of the loan.

The Company paid OrbiMed a fee in consideration of providing the 2017 Term Loan by issuing 300,000 shares of its common stock. The fair value of the fee was $2.4 million, and with legal fees of $0.3 million paid in connection with this term loan, the total of $2.7 million is accounted for as a debt discount to be amortized on a straight-line basis over the term of the loan. The Company has classified $2.0 million of the debt discount as a direct reduction from the outstanding debt balance of $75.0 million, while the remainder is classified as noncurrent assets (as described in Note 6).

For the three months ended March 31,  2019 and 2018,  the Company recorded interest expense totaling $2.3 million and $2.0 million, respectively, which also included the amortization of debt discount. Debt discount amortized as interest expense in the statements of operations and comprehensive loss was $0.1 million in both periods.  In addition, the Company made interest payments totaling $2.2 million and $1.9 million during the three months ended March 31,  2019 and 2018, respectively.  As of March 31,  2019,  the amount of the unamortized debt discount was $1.6  million, and the net carrying amount of the debt was $73.4 million.

11. Warrants

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

12. Income Taxes

During the three months ended March 31,  2019 and 2018, the Company recorded total income tax expense of $74,000 and $0.1 million, respectively. The Company provides testing to clinics and licenses the cloud-based software to its licensees that are based in a foreign country, which contributed to a foreign income tax expense of approximately $74,000 and $60,000 for the three months ended March 31,  2019 and 2018, respectively. There was no State income tax expense recorded for the three months ended March 31, 2019, and $44,000 of such based on income was recorded for the three months ended March 31,  2018.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of March 31,  2019. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

In December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act of 2017 (“Tax Act”). As a result, corporate tax rate was reduced to 21%, effective January 1, 2018. ASC 740, Income Taxes, requires entities to recognize the effect of the tax law changes in the period of enactment. Shortly after the enactment of the Tax Act, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when an entity does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company made provisional adjustments to reduce its deferred tax assets and liabilities as of December 31, 2017, based on the reduction of the U.S. federal corporate tax rate from 34% to 21% and assessed the realizability of its deferred tax assets based on its current understanding of the provisions of the new law. As of December 31, 2018, the Company completed its assessment of the tax rate change and determined no additional adjustments were required.

The Company had $7.8 million and $7.4 million in unrecognized tax benefits at March 31,  2019 and December 31, 2018, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31,  2019, there were no accrued interest and penalties related to uncertain tax positions.

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

The following table provides the basic and diluted net loss per share computations for the three months ended March 31,  2019 and 2018.

	Three months ended
	March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net loss, basic and diluted	$(34,091)	$(32,873)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	62,831	54,132

Net loss per share, basic	$(0.54)	$(0.61)
Net loss per share, diluted	$(0.54)	$(0.61)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31,  2019 and 2018:

	March 31,
	2019	2018
	(in thousands)
Options to purchase common stock	9,533	10,732
Warrants to purchase common stock	—	377
Restricted stock units	2,086	1,014
Employee stock purchase plan	99	181
	11,718	12,304

14. Subsequent Events

In April 2019, the Company entered into a second amendment on the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. The second amendment would reduce the interest rate to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR from previously the sum of (i) 8.50% plus (ii) the higher of 1.00% of LIBOR, provided that the minimum capacity of $25.0 million were drawn. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed as of April 29, 2019.

On April 23, 2019, the Company completed an underwritten equity offering to sell 5,263,158 shares of its common stock at a price to the public of $19 per share. On April 26, the Company sold an additional 789,473 shares of its common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of underwriting discount.

In April 2019, the Company entered into a  two year contractual agreement with a supplier of gene sequencing reagents and kits, which requires a minimum annual purchase commitments through April 2021 totaling approximately $1.4 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a growing diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of genetic disease worldwide. Our goal is to develop and commercialize non- or minimally-invasive tests to evaluate risk for a wide range of genetic conditions, such as Down syndrome, the results of which can enable early detection, diagnosis and treatment. Our technology has been proven clinically and commercially in the prenatal testing space. We have begun translating this success into the liquid biopsy space, where we are leveraging our core expertise to develop products for oncology diagnostic applications, and are also working to develop a transplant rejection test. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory distribution partners, including many of the largest international laboratories.

Since 2009, we have launched a comprehensive suite of ten products in women’s health and prenatal testing—nine molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio—and our personalized liquid biopsy technology for oncology diagnostic applications, for research use only by oncology researchers and biopharmaceutical companies. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (HCS) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. Our revenues were $66.8 million for the three months ended March 31, 2019, compared to $62.3 million for the three months ended March 31, 2018.

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

In the three months ended March 31, 2019, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; individual patients and families for our Evercord cord blood and tissue service; and research laboratories and pharmaceutical companies for our Signatera (RUO) liquid biopsy technology. We market and sell our prenatal screening tests both through our sales force and those of our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenues comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of March 31, 2019, we have in-network contracts with insurance providers that account for over 209 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory distribution partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers may also reimburse for our products through out-of-network claims submission processes in situations where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees and cord blood and/or cord tissue samples banked. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the three months ended March 31, 2019, we processed 200,194 tests, comprised of approximately 186,500 tests accessioned in our laboratory and 11,800 processed through our Constellation software platform, or Constellation units, compared to approximately 164,355 tests processed during the three months ended March 31, 2018, comprised of approximately 153,900 tests accessioned and 9,700 Constellation units. This increase in volume primarily represents continuous commercial growth of Panorama, both as tests performed in our laboratory as well as through our Constellation software platform, and HCS.  We accessioned approximately 126,500 Panorama tests during the three months ended March 31, 2019, which represents an increase of approximately 19% over the same period in the prior year. We accessioned approximately 54,300 HCS tests during the three months ended March 31, 2019, which represents an increase of approximately 31% over the same period in the prior year.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2019 was 85%, up from 78% for the three months ended March 31, 2018. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2019 was 6%, up from 4% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2019 was 10%, down from 19% for the three months ended March 31, 2018.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory distribution partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015. We are also a party to a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized 0.7 million in revenues from the DDC arrangement in both the three months ended March 31, 2019 and 2018. Regarding revenues recognized from our licensing arrangements, we have recognized $0.6 million in both the three months ended March 31, 2019 and 2018.

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

For the three months ended March 31, 2019, our revenues increased to $66.8 million from $62.3 million in the three months ended March 31, 2018.  Panorama revenues accounted for $37.2 million, or 56%, of our revenues for the three months ended March 31, 2019 and $33.3 million, or 53%, of our revenues for the three months ended March 31, 2018. HCS revenues accounted for $22.7 million, or 34%, of our revenues for the three months ended March 31, 2019 and $18.3 million, or 29%, of our revenues for the three months ended March 31, 2018.  A significant proportion of our revenues in the three months ended March 31, 2019 were derived from in-network payer contracts. For the three months ended March 31, 2019 and 2018, there were no customers exceeding 10% of total revenue on an individual basis. Revenues from customers outside of the United States were $6.5 million and $12.0 million for the three months ended March 31, 2019 and 2018, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros.

Our net losses for the three months ended March 31, 2019 and 2018, were $34.1 million and $32.9 million, respectively. This included non-cash stock compensation expense of $4.0 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $608.5 million.

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

Sales of Panorama and HCS and Vistara tests are recorded as product revenues.  Revenues recognized from tests processed through our Constellation software platform, Evercord and Signatera revenues, and revenue recognized from the Qiagen Agreement are reported in licensing and other revenues. As of March 31, 2019, we have commercially launched 14 licensing and service arrangements with laboratories under our cloud-based distribution model from which we recognized revenue from in the three months ended March 31, 2019.

Prior to 2018, we recognized the majority of our revenues from contracts with insurance carriers upon receipt of cash due to limited historical experience and uncertainty in determining the amount of revenue and timing of collections.

Effective January 1, 2018, we adopted the new revenue guidance, Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the full retrospective approach. In accordance with ASC 606, the total consideration we expect to collect from insurance carriers and patients in exchange for the goods and services provided is accrued in the period in which our tests are reported to customers. Due to potential future changes in insurance coverage policies, contractual rates, and other trends in the reimbursement of our tests, our collections may fluctuate significantly over time.

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

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, costs incurred from outsourcing our tests to third parties, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with performing tests are recorded when the test is accessioned. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

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

We currently have 14 revenue generating licensing and service agreements with laboratories and continue to have active discussions with many other potential licensees under our Constellation distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin is higher. While costs associated with licensing arrangements have become steady over time, we expect additional costs associated with Evercord and Signatera to cause cost of licensing and other revenues to increase.

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

Selling, General and Administrative

Selling, general and administrative expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payer outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In 2019, we expect general and administrative expenses to increase due to the planning and implementation of policies and procedures required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, as well as the associated accounting and audit fees, while expenses incurred from compliance with the rules and regulations of the Securities and Exchange Commission and the Nasdaq Global Select Market, insurance expenses, and investor relations activities remain steady. We expect our selling and marketing related expenses to remain relatively flat.

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

We consider our critical accounting policies and estimates to be revenue recognition, leases, fair value measurements, and stock-based compensation.

On January 1, 2019, we adopted the new accounting requirements under ASC 842 using the modified retrospective approach, which now requires most leases to be recognized as right-of-use assets and corresponding lease liabilities in the balance sheet. Upon adoption, we had three existing leases that were classified as operating leases, and the present value of their minimum future lease payments was determined by discounting the cash flows using the incremental borrowing rate with a term approximating the remaining term of each lease. We elected the optional transitional guidance under ASC 842 that allowed the initial recognition of the operating right-of-use assets and the corresponding lease liabilities as of January 1, 2019 instead of the earliest period presented.

Effective January 1, 2019, we also transitioned to the new accounting requirements under Accounting Standards Update (“ASU”) ASU 2018-07 for non-employee stock-based awards using the modified retrospective approach. The new guidance changes the fair value measurement requirements for our non-employee stock-based awards from remeasuring them at the end of each reporting period to a one-time measurement as of the grant date using the Black-Scholes option pricing model, while the method of recognizing the stock-based compensation remains unchanged. Starting January 1, 2019, we have elected to use expected term rather than remaining contractual term when determining the fair value of the non-employee awards, as well as the option to recognize actual forfeitures as they occur. Upon adoption, we recorded a $0.2 million cumulative-effect adjustment to the balance of accumulated deficit in the balance sheet.

Revenue Recognition

Effective January 1, 2018, we adopted the new revenue recognition standard, ASC 606, using the full retrospective approach, which required us to record a cumulative-effect adjustment to accumulated deficit as of the earliest period presented in the financial statements.

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

The total consideration which we expect to collect in exchange for our products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable consideration related to disallowed cases, discounts, refunds and doubtful accounts, and is estimated using the expected value approach. For insurance carriers with similar reimbursement characteristics, we use the portfolio of relevant historical data to estimate variable consideration and total collections for our products. We constrain the estimated variable consideration when we assess it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The consideration expected from laboratory partners usually includes a fixed amount, but it can be variable depending on the volume of tests performed, and we determine the variable consideration using the expected value approach. For insurance carriers, laboratory partners and patients, we allocate the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

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

Product revenue is recognized in an amount that equals the total consideration (as described above) at a point in time when the test results are delivered. We reserve certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended March 31, 2019 and 2018,  $0.5 million and $0.9 million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

Licensing and Other Revenues

We recognize licensing revenues from our Constellation cloud-based distribution model, pursuant to which we grant licenses to laboratories to access our proprietary bioinformatics algorithms through our cloud-based software to analyze the results of molecular workflows that such licensees perform in their laboratories.

We also recognize revenues from our Evercord offering for the processing and storage of newborn cord blood and cord tissue units, Signatera (RUO), and our Qiagen Agreement.

Results of operations

Comparison of the three months ended March 31, 2019 and 2018

	Three months ended
	March 31,		Change
	2019	2018	Amount	Percent
(In thousands except percentage)
Revenues
Product revenues	$63,364	$54,269	$9,095	16.8%
Licensing and other revenues	3,460	8,071	(4,611)	(57.1)
Total revenues	66,824	62,340	4,484	7.2
Cost and expenses
Cost of product revenues	41,605	39,055	2,550	6.5
Cost of licensing and other revenues	1,698	1,537	161	10.5
Research and development	11,435	14,340	(2,905)	(20.3)
Selling, general and administrative	43,832	37,925	5,907	15.6
Total cost and expenses	98,570	92,857	5,713	6.2
Loss from operations	(31,746)	(30,517)	(1,229)	4.0
Interest expense	(2,724)	(2,389)	(335)	14.0
Interest and other income	453	137	316	230.7
Loss before income taxes	(34,017)	(32,769)	(1,248)	3.8
Income tax expense	(74)	(104)	30	(28.8)
Net loss	$(34,091)	$(32,873)	$(1,218)	3.7%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include primarily licensing of our Constellation software to our licensees and revenues from our Evercord business. Total revenues increased by $4.5 million, or 7.2%, when compared to the three months ended March 31, 2018. Effective January 1, 2018, revenues were reported under the new revenue recognition guidance, ASC 606.

Product Revenues

During the three months ended March 31, 2019, product revenues increased by $9.1 million, or 16.8%, as a result of continued revenue growth in Panorama and HCS tests. Panorama and HCS revenues had a net increase of $4.0 million and $4.5 million, respectively. A portion of the net increase in Panorama and HCS revenues pertained to cumulative catch-up revenue adjustments totaling $0.5 million and $0.4 million recognized in the current period, respectively, due to collections from appeals on claims in the prior periods. Revenues from other tests increased by $0.6 million. The number of Panorama and HCS tests accessioned continued to grow during the three months ended March 31, 2019 when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and Other Revenues

Licensing and other revenues decreased by $4.6 million, or 57.1%, during the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. Revenue recognized from the agreement we entered into with Qiagen reduced by $5.3 million due to the transfer of our technology license in the same period of the prior year, while revenues from our Evercord business increased by approximately $0.6 million, along with a nominal revenue increase in our Constellation software licensing arrangements with our licensees and the associated IVD kits.

During the three months ended March 31, 2019, we processed 200,194 tests, comprised of approximately 186,500 tests accessioned and 11,800 Constellation units. Approximately 126,500 Panorama tests and 54,300 HCS tests were accessioned during the three months ended March 31, 2019. During the three months ended March 31, 2018, we processed approximately 164,355 tests, comprised of approximately 153,900 tests accessioned and 9,700 Constellation units. Approximately 106,700 Panorama tests and 41,500 HCS tests were accessioned during the three months ended March 31, 2018.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the three months ended March 31, 2019, total reported units were approximately 184,700, comprising of approximately 173,400 reported units that were accessioned and 11,300 Constellation units. Within this period, we recognized revenues on approximately 119,400 Panorama tests accessioned and 9,500 Panorama Constellation units, and approximately 49,900 HCS tests accessioned. During the three months ended March 31, 2018, total reported units were approximately 147,100, comprising of approximately 137,800 reported units that were accessioned and 9,300 Constellation units. Within this period, we recognized revenues on approximately 97,000 Panorama tests accessioned and 7,500 Panorama Constellation units, and approximately 37,000 HCS tests accessioned.

Revenues from customers outside of the United States were $6.5 million and $12.0 million for the three months ended March 31, 2019 and 2018, respectively.

Cost of Product Revenues

During the three months ended March 31, 2019, cost of product revenues increased by $2.5 million, or 6.5%, when compared to the three months ended March 31, 2018 primarily due to increased volume of tests processed, which resulted in an increase in direct material costs of $5.6 million, with the majority of materials consumed by our in-house HCS automation workflow. Further, higher labor and overhead of approximately $3.3 million were allocated to product costs for support activities on both Panorama and HCS automation workflows, as well as higher freight costs of $0.7 million.  These increases were offset by $7.1 million in cost savings as we performed work that had previously been performed by third-party vendors. As a percentage of product revenues, cost of product revenues decreased 6.3% from 72.0% for the three months ended March 31, 2018 to 65.7% for the three months ended March 31, 2019. While the growth of our overall test volume continued, we expect our updated HCS automation workflow, which was launched in April 2018, to gradually drive our cost of product revenues down for the remainder of 2019.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues, when compared to the three months ended March 31, 2018, increased by $0.2 million, or 10.2%. During the three months ended March 31, 2019, materials and processing costs for our Evercord business increased by approximately $0.4 million, while fees paid for cord blood and tissue specimen services were reduced by $0.7 million when compared to the same period of the prior year. Costs associated with Signatera (RUO) increased $0.5 million as additional overhead was allocated to support activities for our laboratory. During the three months ended March 31, 2019, costs associated with the maintenance of our Constellation software platform were relatively flat when compared to the three months ended March 31, 2018 as its design and functionality continued to mature over time.

Research and Development

Research and development expenses during the three months ended March 31, 2019 decreased by $2.9 million, or 20.3%, when compared to the three months ended March 31, 2018. The decreases were driven by lower salaries and related expenses of $1.4 million and lower depreciation and overhead allocation of approximately $1.5 million relating to an impairment charge recorded in the same period of the prior year for certain project development costs that were written off.

Selling, General and Administrative

Selling, general and administrative expenses increased by $5.9 million, or 15.6%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $3.5 million resulting from the combined effect of headcount growth, bonuses and commissions, merit salary increases and stock-based compensation for additional stock awards to employees; higher outside service costs of $0.8 million in connection with legal fees paid to outside litigation counsel, higher travel related expenses of $0.2 million incurred from sales and marketing events, and higher corporate related expenses of $1.4 million associated with increased collection efforts by our third-party vendors and fees charged to customers paying for our tests on credit.

Interest Expense

Interest expense decreased by $0.3 million in the three months ended March 31, 2019 compared to the same period in the prior year. The increase was the combined result of $0.2 million of interest incurred in connection with our 2017 Term Loan, and $0.1 million of interest charged at the variable interest rate on the Credit Line.

Interest and Other Income

Interest and other income was $0.4 million for the three months ended March 31, 2019, compared to $0.1 million in the same period of the prior year, an increase of  $0.3 million. This increase in interest income was the result of the higher balance maintained in our investment portfolio in the first quarter of 2019.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2019, we had a net loss of $34.1 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of March 31, 2019, we had an accumulated deficit of $608.5 million. We had $34.3 million in cash and cash equivalents, $93.8 million in marketable securities, $50.2 million of outstanding balance of the Credit Line including accrued interest, and $73.4 million of net carrying amount of the 2017 Term Loan.

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

On April 23, 2019, we completed an underwritten equity offering to sell 5,263,158 shares of our common stock at a price to the public of $19 per share.  On April 26, we sold an additional 789,473 shares of our common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of underwriting discount.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 9, 2019.

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

For the three months ended March 31, 2019, we recorded interest expense of $0.4 million. Interest payments totaling $0.3 million had been made on the Credit Line during the three months ended March 31, 2019. As of March 31, 2019, remaining accrued interest was $1.2 million, and the total principal amount outstanding with accrued interest was $50.2 million.

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

On December 31, 2018, we amended certain terms in the 2017 Term Loan with OrbiMed. The amendment increased the existing unused borrowing capacity from $25.0 million to $50.0 million and extended the expiration date for the option to draw the unused capacity to March 31, 2019. If such option were exercised by us, the interest rate described above would instead decrease to the sum of (i) 8.50% plus (ii) the higher of 1.00% or LIBOR. As of March 31, 2019, we did not exercise such option.

In April 2019, we entered into a second amendment on the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. The second amendment would reduce the interest rate to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR from previously the sum of (i) 8.50% plus (ii) the higher of 1.00% of LIBOR, provided that the minimum capacity of $25.0 million were drawn.

For the three months ended March 31, 2019, we recorded interest expense totaling $2.3 million. In addition, we made interest payments totaling $2.2 million during the three months ended March 31, 2019. As of March 31, 2019, the amount of unamortized debt discount was $1.6 million, and the net carrying amount of the debt was $73.4 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
(Amounts in thousands)		(As Revised)
Cash (used in) provided by operating activities	$(31,819)	$1,046
Cash provided by investing activities	12,917	25,059
Cash provided by financing activities	2,578	564
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,324)	26,669
Cash, cash equivalents and restricted cash, beginning of period	51,004	13,021
Cash, cash equivalents and restricted cash, end of period	$34,680	$39,690

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2019 was $31.8 million. The net loss of $34.1 million includes $8.1 million in non‑cash charges resulting from $1.9 million of depreciation and amortization, $1.9 million of amortization of the operating right-of-use assets on a straight-line basis subsequent to the adoption of ASC 842, $4.0 million of stock-based compensation expense; amortization of debt discount, premium amortization and discount accretion on investment securities totaling $0.2 million, and $0.1 million of inventory excess adjustments.  Operating assets generated nominal cash outflows resulting from  $2.1 million decrease in accounts receivable and $0.2 million decrease in other assets, offset by $0.2 increase in inventory and $2.1 million increase in prepaid expenses and other current assets. Operating liabilities generated cash outflows of  $5.8 million due to a decrease in accounts payable of $5.5 million and a decrease in accrued compensation of $1.8 million, offset by increases in other accrued liabilities of $1.0 million and deferred revenues of $0.5 million.

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

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 totaled $12.9 million, which was comprised of $32.5 million in proceeds resulting from maturities of investments, offset by purchases of investments of $18.6 million and acquisitions of property and equipment of $1.0 million.

Cash provided by investing activities for the three months ended March 31, 2018 totaled $25.1 million, which was comprised of $35.9 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $10.0 million and acquisitions of property and equipment of $0.8 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 and 2018 totaled  $2.6 million and $0.6 million, respectively, of proceeds from exercise of stock options.

Contractual Obligations and Other Commitments

Except as follows,  there were no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2018.

In April 2019, we entered into a two year contractual agreement with a supplier of gene sequencing reagents and kits, which requires a minimum annual purchase commitments through April 2021 totaling approximately $1.4 million.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $1.3 million based on our $125.2 million debt outstanding, including principal and accrued interest as of March 31, 2019.  Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the borrowing rate of 100 basis points would our annual interest income by approximately $0.9 million annually in relation to amounts we would expect to earn, based on our short-term investments as of March 31, 2019.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842.  There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding certain current legal proceedings, see “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

For the three months ended March 31, 2019 and the year ended December 31, 2018, 56% and 55%, respectively, of our revenues were derived from sales of our Panorama NIPT. Although we are growing our revenues from other products, in particular our Horizon carrier screen, we expect to continue to derive a significant portion of our revenues from the sales of Panorama. Continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

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

•

we may experience supply constraints, including those due to the failure of our key suppliers to provide required sequencers and reagents in sufficient amounts or of adequate quality or disputes with our key suppliers, including those with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, who is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata, and with whom we are currently involved in patent litigation as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements;

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

•

we may fail to adequately protect or enforce our intellectual property relating to Panorama, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as Illumina has done in a lawsuit that it has filed against us, as discussed further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements; if we are required to pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running Panorama, we may experience increased costs in running Panorama, and we may be unable to pass such costs on to our customers;

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of Panorama that are necessary for Panorama to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our other products and programs, including our Horizon carrier screen product, our Signatera (RUO) cancer screening offering and the CLIA version currently in development, our Evercord cord blood banking service, and our Prospera transplant rejection test;

•

in the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms for Panorama, we may be unable to do so in a commercially sustainable way and that could

•	survive claims of infringement of intellectual property rights of Illumina and other competitors, in a timely manner or at all; and
•	we may not be successful in commercializing our cloud-based distribution model.

If the market for Panorama or our market share fail to grow or grow more slowly than expected, our business, operating results and financial condition will be harmed.

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering, and our recent public equity offering. Our net loss for the three months ended March 31, 2019 and 2018 was, respectively, $34.1 million and $32.9 million. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $608.5 million and $574.6 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop new products, an increasing proportion of which are in industries that are new to us, including oncology and transplant rejection products.

In addition, the rate of growth in our revenues has generally been negative, low or flat in recent periods, and this trend may continue in future periods, including if the rate of growth of our test volumes slows. In particular, a significant element of our business strategy continues to be to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues especially if we are unable to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and may have an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

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

Our success will depend in part on our ability to effectively introduce enhanced or new tests. We continue to focus our research and development efforts on prenatal products, and are now expanding our platform and applying our expertise in processing and analyzing cell-free DNA in the fields of cancer diagnostics and transplant rejection. In recent years we have launched several new products or enhanced versions of existing products, including our first offering in oncology for research use only, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients’, clinicians’ and payers’ attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

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

Our quarterly results of operations, including our revenues, gross margin, net loss and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly results include, without limitation, those listed elsewhere in this “Risk Factors” section. In addition, our quarterly results have historically fluctuated because we generally recognize costs as they are incurred, but, prior to 2018, recorded most revenue only upon receipt of payment, and as a result typically experienced a delay in the related revenue recognition. However, beginning in 2018, we have transitioned to accrual accounting in accordance with ASC 606 issued by the Financial Accounting Standards Board, as further described in “Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements—New Accounting Pronouncements Not Yet Adopted” in the Notes to Consolidated Financial Statements. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

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

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Counsyl, Inc., which has been acquired by Myriad Genetics, Inc.; Bio-Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; Progenity; LifeCodexx AG; and Multiplicom N.V., which was acquired by Agilent Technologies Inc. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Counsyl, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; and GenPath Diagnostics, a business unit of Bio-Reference. In cord blood and tissue banking, we compete with companies such as Cord Blood Registry; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; LifeBankUSA; Americord Registry LLC; and StemCyte USA. In the field of cancer diagnostics through liquid biopsy tests, which are the same type of cancer diagnostic tests as Signatera, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc. and Foundation Medicine, Inc., both subsidiaries of Roche; Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc.; and Genomic Health Inc. In the field of transplant rejection, we face competition from various companies that offer or seek to offer competing solutions, such as CareDx, Inc. We expect that the number of competitors in these spaces will continue to increase.

Some of our competitors’ products and services are sold at a lower price than ours, which could cause sales of our tests and services to decline or force us to reduce our prices. Our current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. We are increasingly subject to litigation from our competitors; for example, as disclosed elsewhere in these risk factors, we are in active litigation with both Illumina and CareDx. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

We may not be successful in commercializing our cloud-based distribution model.

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of May 1, 2019, only [14] licensees are using Constellation commercially to market NIPT products. One is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers”, we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

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

Among the risks to our business and results of operations from our Constellation model are the following:

•

our and our licensees’ ability to obtain required regulatory authorizations from the FDA and international regulatory agencies as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model”;

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

Approximately 85% and 83% of our revenues for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions; we continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties”; moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. A purported class action lawsuit was recently filed against us, alleging that we sent an unauthorized text message to a plaintiff’s cellular telephone. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion—for example our agreement with a transplant diagnostics company to co-market our Prospera kidney transplant rejection test in conjunction with our direct sales force—we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

We rely on internal and third-party data centers and platforms to host our laboratory and cloud-based software, and any interruptions of service or failures may impair our laboratory operations or the delivery of our cloud-based services and harm our business.

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third-party data center hosting facilities operated by Amazon Web Services, or AWS, located in the United States and in the European Union. These algorithms cannot currently be run other than through the DNAnexus platform; they are currently used to run our Panorama NIPT and NIPT analysis for our Constellation licensees, as well as Horizon, Signatera (RUO), and certain of our research and development activities, and we plan to utilize the platform for additional applications in the future, including our Signatera CLIA test and our Prospera transplant rejection test. In the event of any technical problems that may arise in connection with our on-site data center, the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud-based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can provide reliable, high-quality testing results, in the prenatal space as well as in cancer diagnostics and transplant rejection. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes increase and our product portfolio expands, including to various other applications such as cancer diagnostics and transplant rejection. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama experiences a higher rate than advertised for other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

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

In addition, as further discussed in the risk factor entitled “If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected,” we have only recently launched our Evercord service, which is in a market in which we previously had no experience; we also recently launched our Vistara NIPT and our Signatera (RUO) liquid biopsy technology for research use only. Any failure to meet consumer expectations could harm our reputation.

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

We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for our Panorama, Vistara, Signatera (RUO) or Evercord offerings. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories’ facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these tests and services. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins may suffer.

If we are unable to successfully grow revenues for our products or services in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama, such as Horizon, Spectrum, Anora, Vistara, Evercord, Signatera or Prospera, is uncertain and is subject to many of the risks we face with respect to Panorama. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent to or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights, which has occurred, as disclosed elsewhere in these Risk factors, with respect to active litigation with Illumina regarding Panorama and with CareDx regarding Prospera. If we are not able to increase adoption of and grow revenues for these products or services, our business and results of operations may be adversely affected.

We launched our Evercord cord blood and cord tissue banking service in April 2017; our Vistara single-gene mutations screening test in May 2017; our Signatera (RUO) recurrence monitoring liquid biopsy offering for research use in August 2017; our twin pregnancies screening capability for Panorama in October 2017; and we began to focus research, development and commercialization efforts on our planned Signatera CLIA test and Prospera transplant rejection test in 2018. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering, including risks inherent in launching multiple new offerings simultaneously. Moreover, our Evercord offering is in an industry that is new to us and that includes competitors who have been operating for many years. We may face unforeseen difficulties in a number of areas, including with Bloodworks Northwest, or Bloodworks, which is our partner providing the processing and storage services, and storage facility, for this offering; our other suppliers and service providers; our and Bloodworks’ ability to maintain required regulatory registrations from the FDA or accreditations from AABB; or disruption of our business and distraction of our employees and management, as described in the risk factor entitled “If we are unable to successfully scale our operations, our business could suffer.” Our Signatera (RUO) offering, and our planned Signatera CLIA test and Prospera test, while based upon molecular diagnostic technology, are in fields that are new to us; and Vistara is subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Evercord, Vistara, Signatera or Prospera offerings will be successful.

If our sole CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing, our Vistara single-gene mutations testing, and the processing and storage of cord blood and cord tissue for our Evercord offering. We have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our San Carlos, California laboratory facility. In addition, our Signatera (RUO) test is currently performed at this facility, and we also plan to perform our Signatera CLIA test and our Prospera test, once commercially launched, at this facility; we expect that our efforts in oncology and transplant rejection will represent significant areas of focus for us, both operationally and financially, in the near term. This laboratory facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

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

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama and Signatera (RUO) and for our development activities relating to oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which has been acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to

NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, Illumina has filed a patent infringement lawsuit against us, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, alleging that our performance of part of our Panorama test infringes one of the patents in the patent pool. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of this lawsuit, including based on further claims that could be brought during the course of the litigation, and the costs and distraction to management of defending against this lawsuit could be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In particular, while we are seeking to validate our tests on additional sequencing platforms, such as under our license, distribution and development agreement with Qiagen LLC, or Qiagen, and under our license agreement with BGI Genomics Co., Ltd., or BGI Genomics, we have not, to date, validated any alternative sequencing platform on which our testing could be run in a commercially viable manner. These efforts will require significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any such sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

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

Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet our quality control requirements, nor the ability of our suppliers to comply with applicable legal and regulatory requirements. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, our tests may not work properly or at all, or may provide erroneous results, and we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity would heighten the risks that we face.

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

Our reputation among clients and the medical and birthing services community is extremely important to the commercial success of our Evercord service offering. This is due in significant part to the nature of the service we provide—as we are assuming custodial care of a child’s umbilical cord blood stem cells entrusted to us by the parents for potential future use as a therapeutic for the child or a close relative. We believe that our reputation, and Bloodworks’ reputation, enables us to market Evercord as a competitive cord blood and tissue preservation service in a crowded marketplace. However, we have occasionally and will likely continue to experience unforeseen issues, such as loss of or damage to a sample during transit, during the preservation process or while in storage. For example, if Bloodworks’ facility, or our new storage facility upon our commencement of operations there, or the equipment in either facility, are significantly damaged or destroyed by natural or manmade disasters, including earthquakes, flooding or power outages, we could suffer a loss of some or all of the stored cord blood and tissue units. In addition, if we encounter problems during transportation, including while our customers’ samples are in the possession of third-party commercial carriers that we contract with to transport the samples, some or all of the transported units could be damaged. Any such problems, particularly if publicized, could negatively impact our reputation, which could adversely affect our business and business prospects. If our Evercord offering does not meet customer or other public expectations, any resulting harm to our reputation could extend beyond Evercord to our core women’s health and genetic testing business, which comprises the substantial portion of our revenue, because Evercord is promoted to the same OB/GYNs who prescribe and order many of our other products.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Even though Panorama and our other tests are highly accurate, they are not 100% accurate and we may report false negative results. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability. We are currently involved in a product liability lawsuit by a patient who allegedly received a false negative Panorama result. See “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

Our overall test volumes grew from approximately 447,600 to 515,200 and further to 668,600 tests processed during the years ended December 31, 2016, 2017 and 2018, respectively, and since 2009 we have launched 11 product offerings, four of them in 2017 alone, and are working to launch an additional two offerings in 2019. We processed approximately 200,200 tests in the three months ended March 31, 2019. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows, as with Panorama in 2017 and our Horizon in 2018. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and, with respect to our Evercord offering, storage capacity, and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as has happened in the past when we experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters in San Carlos, California to our facility in Austin, Texas. We are beginning the process of transitioning a component of our insurance billing operations to a third party service provider, and may face similar challenges in connection with this transition. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We launched four new products in 2017 alone, two of which are in markets or industries that are new to us, and are working to launch two additional offerings in 2019, one of which is in a third market, transplant rejection, that is also new to us. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development and other technical personnel, and especially in the San Francisco Bay Area where our headquarters and laboratory facilities are located, and the turnover rate of such personnel can be high. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employers, which occurs from time to time. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the equity awards they receive in connection with their employment. To the extent that our current or potential employees perceive the value of our equity awards to be low, our ability to recruit, retain and motivate highly skilled employees may be adversely affected, which could then have an adverse effect on our business and future growth prospects. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non-disclosure or non-compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information, as further discussed in “—Risks Relating to our Intellectual Property—If we are not able to adequately protect our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.”

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

While we have increased the focus of our commercial efforts on our U.S. direct sales force, we continue to rely on relationships with laboratory and other partners to sell Panorama and our other products, both in the United States and internationally. For example, we have entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, we will rely on Qiagen for the distribution of an NIPT based on our Panorama test, on a new sequencing platform that has not yet been fully validated for our test to be run in a commercially viable manner; we have also recently entered into an agreement with a transplant diagnostics company to co-market our Prospera test in conjunction with our direct sales force. Distributing Panorama and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could stop selling our products, reduce their marketing efforts in respect of our products, develop and commercialize or otherwise sell competing products, or otherwise breach their agreements with us. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible for our partners’ sales and marketing activities. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are in the process of pursuing additional strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

As we expand our operations, including by offering our tests in other countries, we are increasingly subject to varied and complex foreign and international laws and regulations due to operating, offering our products, or contracting with employees, contractors and other service providers in various other countries. Compliance with these laws and regulations often involves significant costs and may require changes in our business practices that may result in reduced revenues and adversely affect our operating results.

We are subject to the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent laboratories to sell Panorama and other products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with foreign government officials. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and we could be subject to severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, any of which could result in a material adverse effect on our business, prospects, financial condition, or results of operations.

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

We may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions. Because we have not made any such acquisitions or dispositions to date, our ability to do so successfully is unproven. Even if we identify suitable transactions, we may not be able to make such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses, result in accounting charges, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

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

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities, or grant of equity or equity-linked securities in connection with any debt financing, will dilute stockholders’ ownership interests in us and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants, and may impose other constraints on us and our operations, as is the case under our 2017 Term Loan, as further described in the risk factor entitled “—Our outstanding debt may impair our financial and operating flexibility.” To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may have to delay development programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our tests or market development programs, which could lower the economic value of those programs to our company.

Our outstanding debt may impair our financial and operating flexibility.

As of March 31, 2019 and December 31, 2018, we had approximately $123.6 million and $127.3 million, respectively, of debt outstanding with accrued interest. In August 2017, we completed our 2017 Term Loan under which we borrowed $75.0 million. In addition, we have $50.2 million outstanding under our Credit Line with UBS, including unpaid interest. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our 2017 Term Loan contains various restrictive covenants and is secured by substantially all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt; conversely, our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the 2017 Term Loan or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity. Any refinancing of our existing indebtedness or the incurrence of additional indebtedness could have similar or more restrictive terms.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2018, we had federal and state NOL carryforwards of approximately $394.0 million and $201.4 million, respectively, which, if not utilized, begin to expire in 2027 and 2028, respectively. We also had federal research and development credit carryforwards of approximately $14.1 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $10.5 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced an “ownership change” upon our initial public offering; we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. We do not expect to receive reimbursement for a significant number of Panorama tests for average-risk patients and for microdeletions that we performed in the quarter ended March 31, 2019. In addition, we are working to commercially launch our Signatera (RUO) liquid biopsy technology, which is an oncology test, as a laboratory developed test, or LDT, and it remains unclear whether and to what extent liquid biopsy or other oncology sequencing tests will be reimbursed. We are also working to commercially launch our Prospera transplant rejection test, and while we are basing our reimbursement estimates on the rate at which a similar test currently on the market is reimbursed, we cannot guarantee that our test, once developed, will be reimbursed at the same or a similar rate, nor that the current rate will be in effect when we launch our test. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the Society for Maternal Fetal Medicine, or SMFM, has issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect the ACMG and SMFM guidelines to result in an increase in the number of average-risk women who are informed of NIPT and that may request it as a result, not all third-party payers reimburse for NIPT for these average-risk patients. Currently, Aetna Inc., UnitedHealthcare Insurance Company and a number of other third-party payers have negative coverage determinations for NIPT in average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers’ reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not reimburse.

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

The reimbursement environment, particularly for molecular diagnostics, is continually changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests or tests that screen for multiple conditions, such as our Horizon test or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Note 8—Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in the Notes to Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. As described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, in 2018 we reached a settlement with the United States Department of Justice to pay approximately $11.4 million to resolve claims under a qui tam complaint regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

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

We are aware of policies and practices of our competitors to offer patients a set cap on their out-of-pocket responsibility, waive patient responsibility altogether, and, in some cases, to not send patients a bill at all, all of which we believe is not in accordance with third-party payers’ policies and, in many cases, not compliant with the law. In contrast, it is our policy not to offer such caps or waivers and to send bills to patients for services rendered. Because of this discrepancy, our offerings may be perceived as less attractive to patients and their healthcare providers, who are concerned about patients having a large financial responsibility for these products. As a result, we believe that our revenues and results of operations have been adversely affected, and may continue to be so affected to the extent that our competitors continue such practices.

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from the Medicare program and state Medicaid programs.

Our revenues from Medicare are currently very small, given the population that Medicare covers, and the fact that our testing generally is not received by Medicare beneficiaries. As a result, we do not expect those revenues to increase materially with regard to NIPT. However, we expect our Medicare revenues to increase as we move into the oncology and transplant rejection fields. Additionally, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues. Furthermore, we expect that Medicare reimbursement will impact our ability to receive future revenue from our planned Signatera CLIA test, as well as our Prospera test, which we plan on launching later this year, as the significant majority of transplant patients are covered by Medicare.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program. In addition, many Medicaid programs have entered into agreements with managed care plans to have the managed care plans manage the provision of healthcare to that Medicaid program’s beneficiaries, including exclusive arrangements with large national laboratory providers. In order for us to enter into contracts to provide our testing services to beneficiaries who are enrolled with a Medicaid managed care plan, we must first be recognized as a Medicaid provider in that state, and then contract with the applicable Medicaid managed care program. As of May 1, 2019, we are recognized by [47] states as a Medicaid provider. It is likely that we will not be able to be recognized as a provider by additional Medicaid programs because some states require that a provider maintain a physical laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. Even if we are recognized as a provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition and as noted above, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, our testing is not reimbursed or only reimbursed at a very low dollar amount by many state Medicaid programs. In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we anticipate initially commercializing our planned Signatera CLIA laboratory test and our Prospera test as LDTs. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

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

As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or authorizations. In addition, we may require cooperation in our filings for FDA clearance, approval or authorization from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances, approvals or authorizations, or may be delayed or be required to expend additional costs and other resources in doing so. For example, while we recently entered into a licensing, development and distribution agreement with Qiagen to develop NIPT and potentially other tests based on our technology, including for FDA approval, on Qiagen’s sequencer, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance, approval or authorization for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we are party to certain litigation with Illumina as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. Furthermore, if FDA premarket clearance, approval or de novo authorization is required, our cash flows may be adversely affected until we obtain such clearance, approval or authorization, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing. This could adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. An example of an attempt to scale back PPACA came through the passing of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act repeals the individual mandate under PPACA, which required consumers to buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that less consumers will carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests. This could also impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of “essential health benefits” and we do not know whether Panorama or our other tests will fall into a benefit category deemed “essential” for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or how any such future legislation, regulation or initiative may affect us. Current or potential future federal legislation and the expansion of government’s role in the U.S. healthcare industry, as well as changes to the reimbursement amounts paid by third-party payers for our current and future tests, may adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows.

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

•

the federal Civil Monetary Penalties Law, which, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program;

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

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. As described further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, in 2018 we reached a settlement with the United States Department of Justice to resolve claims under a qui tam complaint regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

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

Many of the sequencers, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale for research use only, or RUO. In addition, we have recently launched Signatera (RUO) as a research use only offering. Products that are intended for research use only and are labeled as RUO are exempt from compliance with FDA requirements, including the approval, clearance or authorization and other product quality requirements for medical devices. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC

Act and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution of the product, including how the product is marketed and to whom. In addition, many of the reagents used to perform our testing are offered for sale as analyte specific reagents, or ASRs. ASRs are medical devices and must comply with QSR provisions and other device requirements, but most are exempt from 510(k) and PMA premarket review. The FDA could disagree with a supplier’s assessment that the supplier’s products are ASRs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, such as us with respect to Signatera (RUO), including requiring the supplier to cease offering the product while it seeks clearance, approval or authorization. Suppliers of RUO products that we employ in our other tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

The sequencers and reagents supplied to us by Illumina and the blood collection tubes supplied to us by Streck are labeled as RUO in the United States. We are using these sequencers, reagents and blood collection tubes for clinical diagnostic use. If the FDA were to require clearance, approval or authorization for the sale of Illumina’s sequencers and if Illumina does not obtain such clearance, approval or authorization, we would have to find an alternative sequencing platform for Panorama. We currently have not validated an alternative sequencing platform on which Panorama could be run in a commercially viable manner. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations would be adversely affected. Similarly, a decision by the FDA to require clearance, approval or authorization for the sale by Streck of the blood collection tubes used for Panorama, or a finding that any of our other suppliers failed to comply with applicable requirements, could result in interruptions in our ability to supply our products to the market and adversely affect our operations.

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

All clinical data and blood samples that we receive are required to have been collected from individuals who have provided appropriate informed consent for us to perform our testing, both commercially and in clinical trials. We seek to ensure that the individuals from whom the data and samples are collected do not retain or have conferred any proprietary or commercial rights to the data or any discoveries derived from them. Our partners operate in a number of different countries in addition to the United States, and, to a large extent, we rely upon them to comply with the individual’s informed consent and with U.S. and international laws and regulations. The collection of data and samples in many different states and foreign countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The individual’s informed consent obtained in any particular country could be challenged in the future, and those informed consents could be deemed invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our partners, could deny us access to, or force us to stop testing samples in, a particular country or could call into question the results of our clinical trials. We could also be precluded from billing third-party payers for tests for which informed consents are challenged, or could be requested to refund amounts previously paid by third-party payers for such tests. We could become involved in legal challenges, which could require significant management and financial resources and adversely affect our revenues and results of operations.

Risks Related to Our Intellectual Property

Third-party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products or services.

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties. We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Certain third parties, including our competitors, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. In particular, Illumina has filed a patent infringement lawsuit against us alleging that our Panorama test infringes certain claims under U.S. Patent 9,493,831, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.

In addition, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, on or about March 26, 2019, CareDX, Inc., or CareDX, our primary competitor in the transplant rejection testing field, filed suit against us in the United States District Court for the District of Delaware. The suit alleges that we infringed two of CareDX’s patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. On or about April 10, 2019 CareDX filed another suit against us in the United States District Court for the District of Delaware. This suit alleges false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements we have made regarding our Prospera product and how it compares to CareDX’s Allosure product. The complaint seeks unspecified damages and injunctive relief. We intend to defend both of these matters vigorously, but cannot provide any assurance as to the ultimate outcome of either matter or that an adverse resolution to either matter or both matters would not have a material adverse effect on our financial condition and results of operations. We are unable to predict the ultimate outcome of either matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome of either matter.

The number of contested intellectual property and other proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against these claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against these claims, we could be required to stop developing or commercializing products or services; change our marketing practices; pay potentially substantial monetary damages; and/or, in the case of patent infringement claims, obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions or sales growth while we attempt to develop alternative non-infringing products or alternative product messaging campaigns. Any of these or other adverse outcomes could prevent us from offering our tests or otherwise have a material adverse effect on our business, financial condition and our results of operations.

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

We may be required to file infringement lawsuits to protect our interests, which can be expensive and time-consuming. For example, we filed a patent infringement lawsuit against Illumina alleging that alleging that certain of Illumina’s tests infringe on our U.S. Patent No. 8,682,592, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. We cannot assure you that we would be successful in proving any such infringement by a third party, and we may become subject to counterclaims by such third parties. Our patents may be declared invalid or unenforceable, or narrowed in scope, as a result of such litigation. Some third-party infringers may have substantially greater resources than us and may be able to sustain the costs of complex infringement litigation more effectively than we can. Even if we prevail in an infringement action, we cannot assure you that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party on terms less profitable or otherwise less commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. Any inability to stop third-party infringement could result in loss in market share of some of our products or lead to a delay, reduction and/or inhibition of our development, manufacture or sale of some of our products. A product produced and sold by a third-party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits.

There is also the risk that others may independently develop similar or alternative technologies or design around our patented technologies, and our competitors or others may have filed, and may in the future file, conflicting patent claims covering technology similar or identical to ours. The costs associated with challenging conflicting patent claims could be substantial, and it is possible that our efforts would be unsuccessful and may result in a loss of our patent position and the issuance or validation of the competing claims. Should such competing claims cover our technology, we could be required to obtain rights to those claims at substantial cost.

Certain of our intellectual property was partly supported by a U.S. government grant awarded by the National Institutes of Health, and the government accordingly has certain rights in this intellectual property, including a non-exclusive, non-transferable, irrevocable worldwide license to use applicable inventions for any governmental purpose. Such rights also include “march-in” rights, which refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant if we fail to achieve practical application of the technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry.

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

We employ individuals who were previously employed at other biotechnology or diagnostic companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or willfully used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that our employees’ former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims, and if we are unsuccessful, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial costs to us and could divert the time and attention of our management and other employees.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may be volatile, which could subject us to litigation.

The trading prices of the securities of life sciences companies, including ours, have been and may continue to be highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

•	actual or anticipated variations in our and our competitors’ results of operations, as well as how those results compare to analyst and investor expectations;
•

announcements by us or our competitors of new products, significant acquisitions, other strategic transactions, including strategic and commercial partnerships and relationships, joint ventures, divestitures, collaborations or capital commitments;

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

•	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our stock;
•	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•	periodic fluctuations in our revenue, due in part to the way in which we recognized revenue prior to transitioning to accrual accounting under ASC 606;
•	actual or anticipated changes in regulatory oversight of our products;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	announcement or expectation of additional debt or equity financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	any major change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported securities class action lawsuit had been filed against us, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Note 8 in the Notes to Consolidated Financial Statements and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

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

From time to time, we may issue additional securities or sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine. We also expect to continue to issue common stock to employees and directors pursuant to our equity incentive plans. If we sell or issue common stock, convertible securities or other equity securities in subsequent transactions, or common stock is issued pursuant to equity incentive plans, investors may be materially diluted. We may decide to issue common stock or other equity securities in connection with an acquisition or a strategic or commercial transaction, which could cause dilution to our existing stockholders. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

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

As of March 31, 2019, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 25.37% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•	establish a classified board of directors so that not all members of our board are elected at one time;
•	permit the board of directors to establish the number of directors;
•	provide that directors may only be removed “for cause” and only with the approval of 75% of our stockholders;
•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws; and
•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Recent Sales of Unregistered Securities

              None.

(b)         Use of Proceeds

Not applicable.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
10.1*	Amended and Restated Employment Agreement by and between Registrant and Steve Chapman, dated January 8, 2019.					X
10.2*	Amended Compensation Program for Non-Employee Directors.					X
10.3#	Second Amendment to Credit Agreement, dated April 15, 2019, by and between Natera, Inc. and Orbimed Royalty Opportunities II, LP.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*Indicates a management contract or compensatory plan.

#Portions of this exhibit (indicated by asterisks) have been omitted and are subject to confidential treatment.

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

NATERA, INC.

Date: May 9, 2019	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)