Form 10-Q
period 2019-06-30
Natera, Inc.
filed 2019-08-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	NTRA	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

As of July 31, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 70,129,854.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30,  2019

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

•	our expectations of the reliability, accuracy, and performance of Panorama, as well as expectations of the benefits to patients, providers, and payers of Panorama;
•	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests, including our recently launched offerings;
•	our efforts to successfully develop and commercialize our technology and expertise in prenatal testing into oncology and transplant rejection applications;
•	the effect of improvements in our cost of goods sold;
•	our estimates of the total addressable markets for our current and potential product offerings;
•	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our current and future tests;
•	the effect of changes in the way we account for our revenue;
•

our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreements with QIAGEN and BGI Genomics Co., Ltd., and our ability to enter into additional such partnerships in the future and achieve the anticipated benefits from such partnerships;

•	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
•	competition in the markets we serve;
•	our ability to successfully commercialize our cloud-based distribution model;
•	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•	our ability to operate our laboratory facilities and meet expected demand and to successfully scale our operations;

•

our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests or our ability to commercialize and offer our tests;

•	our expectations of the rate of adoption of Panorama and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
•	our ability to complete clinical studies and publish clinical data in peer-reviewed medical publications regarding Panorama and any of our current or future tests;
•	our SMART study and our ongoing and planned trials in oncology and transplant rejection;
•	our reliance on our partners to market and offer Panorama in the United States and in international markets;
•	our estimates regarding our costs and risks associated with our international operations and international expansion;
•	our ability to retain and recruit key personnel;
•	our reliance on our direct sales efforts;
•	our expectations regarding acquisitions, other strategic transactions and strategic operations;
•	our ability to fund our working capital requirements;
•	our compliance with federal, state, and foreign regulatory requirements;
•	the factors that may impact our financial results; and
•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,928	$46,407
Restricted cash	55	4,597
Short-term investments	208,053	107,461
Accounts receivable, net of allowance of $1,997 in 2019 and $1,788 in 2018	62,974	62,223
Inventory	15,236	13,633
Prepaid expenses and other current assets	5,721	6,197
Total current assets	321,967	240,518
Property and equipment, net	22,039	24,336
Operating lease right-of-use assets	26,229	—
Other assets	13,091	3,317
Total assets	$383,326	$268,171
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,319	$14,587
Accrued compensation	10,149	12,668
Other accrued liabilities	39,157	32,442
Deferred revenue, current portion	19,154	4,131
Short-term debt financing	50,146	50,153
Total current liabilities	126,925	113,981
Long-term debt financing	73,511	73,357
Deferred rent, net of current portion	—	8,613
Deferred revenue, long-term portion	60,527	40,058
Operating lease liabilities, long-term portion	29,275	—
Total liabilities	290,238	236,009

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2019 and December 31, 2018, respectively; 70,035 and 62,083 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7	7
Additional paid in capital	733,137	607,236
Accumulated deficit	(640,851)	(574,529)
Accumulated other comprehensive income (loss)	795	(552)
Total stockholders’ equity	93,088	32,162
Total liabilities and stockholders’ equity	$383,326	$268,171

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues
Product revenues	$65,099	$60,353	$128,463	$114,622
Licensing and other revenues	9,256	2,716	12,716	10,787
Total revenues	74,355	63,069	141,179	125,409
Cost and expenses
Cost of product revenues	41,382	39,204	82,987	78,259
Cost of licensing and other revenues	2,443	1,791	4,141	3,328
Research and development	12,124	11,852	23,559	26,192
Selling, general and administrative	47,042	37,440	90,874	75,365
Total cost and expenses	102,991	90,287	201,561	183,144
Loss from operations	(28,636)	(27,218)	(60,382)	(57,735)
Interest expense	(2,721)	(2,560)	(5,445)	(4,949)
Interest and other income (expense), net	836	(3,933)	1,289	(3,796)
Loss before income taxes	(30,521)	(33,711)	(64,538)	(66,480)
Income tax expense	(1,895)	(113)	(1,969)	(217)
Net loss	$(32,416)	$(33,824)	$(66,507)	$(66,697)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,061	46	1,347	(92)
Comprehensive loss	$(31,355)	$(33,778)	$(65,160)	$(66,789)

Net loss per share (Note 13):
Basic	$(0.48)	$(0.62)	$(1.01)	$(1.23)
Diluted	$(0.48)	$(0.62)	$(1.01)	$(1.23)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	68,224	54,551	65,542	54,342
Diluted	68,224	54,551	65,542	54,342

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three months ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of March 31, 2018	54,251	$6	$476,270	$(904)	$(479,248)	$(3,876)
Issuance of common stock upon exercise of stock options	643	—	3,632	—	—	3,632
Issuance of common stock under employee stock purchase plan	206	—	1,855	—	—	1,855
Issuance of common stock upon exercise of warrants	333	—	6,762	—	—	6,762
Vesting of restricted stock	21	—	—	—	—	—
Stock-based compensation	—	—	3,368	—	—	3,368
Unrealized gain on available-for sale securities	—	—	—	46	—	46
Net loss	—	—	—	—	(33,824)	(33,824)
Balance as of June 30, 2018	55,454	$6	$491,887	$(858)	$(513,072)	$(22,037)

	Six months ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2017	54,040	$6	$472,552	$(766)	$(446,375)	$25,417
Issuance of common stock upon exercise of stock options	788	—	4,196	—	—	4,196
Issuance of common stock under employee stock purchase plan	206	—	1,855	—	—	1,855
Issuance of common stock upon exercise of warrants	333	—	6,762	—	—	6,762
Vesting of restricted stock	87	—	—	—	—	—
Stock-based compensation	—	—	6,522	—	—	6,522
Unrealized loss on available-for sale securities	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(66,697)	(66,697)
Balance as of June 30, 2018	55,454	$6	$491,887	$(858)	$(513,072)	$(22,037)

Natera, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three months ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance as of March 31, 2019	63,340	$7	$613,680	$(266)	$(608,435)	$4,986
Issuance of common stock upon exercise of stock options	398	—	3,405	—	—	3,405
Issuance of common stock under employee stock purchase plan	132	—	2,147	—	—	2,147
Issuance of common stock for public offering, net	6,053	—	107,595	—	—	107,595
Issuance of common stock to Orbimed	25	—	506	—	—	506
Vesting of restricted stock	87	—	—	—	—	—
Stock-based compensation	—	—	5,804	—	—	5,804
Unrealized gain on available-for sale securities	—	—	—	1,061	—	1,061
Net loss	—	—	—	—	(32,416)	(32,416)
Balance as of June 30, 2019	70,035	$7	$733,137	$795	$(640,851)	$93,088

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance as of December 31, 2018	62,083	$7	$607,236	$(552)	$(574,529)	$32,162
Issuance of common stock upon exercise of stock options	1,468	—	5,983	—	—	5,983
Issuance of common stock under employee stock purchase plan	132	—	2,147	—	—	2,147
Issuance of common stock for public offering, net	6,053	—	107,595	—	—	107,595
Issuance of common stock to Orbimed	25	—	506	—	—	506
Vesting of restricted stock	274	—	—	—	—	—
Stock-based compensation	—	—	9,855	—	—	9,855
Unrealized gain on available-for sale securities	—	—	—	1,347	—	1,347
Cumulative-effect adjustment upon adoption of ASU 2018-07	—	—	(185)	—	185	—
Net loss	—	—	—	—	(66,507)	(66,507)
Balance as of June 30, 2019	70,035	$7	$733,137	$795	$(640,851)	$93,088

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2019	2018

Operating activities
Net loss	$(66,507)		$(66,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,952		3,679
Non-cash lease expense	3,849		—
Stock-based compensation	9,855		6,522
Premium amortization and discount accretion on investment securities	151		310
Amortization of debt discount	215		195
Inventory excess adjustments	212		152
Impairment of assets	—		1,544
Loss on investments	—		32
Loss from changes in fair value of warrants	—		4,119
Other non-cash charges (benefits)	203		(50)
Changes in operating assets and liabilities:
Accounts receivable	(829)		(12,854)
Inventory	(1,815)		(3,477)
Prepaid expenses and other current assets	(4,464)		1,564
Other assets	(9,499)		415
Accounts payable	(6,378)		(784)
Accrued compensation	(2,519)		(984)
Other accrued liabilities	2,331		(3,752)
Deferred revenue	35,492		35,889
Deferred rent, net of current portion	—		(320)
Net cash used in operating activities	(35,751)		(34,497)

Investing activities
Purchases of investments	(162,176)		(20,584)
Proceeds from sale of investments	—		27,895
Proceeds from maturity of investments	62,780		27,600
Purchases of property and equipment, net	(1,599)		(1,227)
Net cash used in (provided by) investing activities	(100,995)		33,684

Financing activities
Proceeds from exercise of stock options	5,983		4,197
Proceeds from issuance of common stock under employee stock purchase plan	2,147		1,855
Proceeds from public offering	107,595		—
Net cash provided by financing activities	115,725		6,052

Net (decrease) increase in cash, cash equivalents and restricted cash	(21,021)		5,239
Cash, cash equivalents and restricted cash, beginning of period	51,004		13,021
Cash, cash equivalents and restricted cash, end of period	$29,983		$18,260

Supplemental non-cash investing and financing activities:
Obtaining right-of-use assets in exchange for lease liabilities	$28,191		$—
Purchases of property and equipment in accounts payable and accruals	$323	$

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; and Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. The Company also offers Evercord, which is a cord blood and cord tissue processing and storage service; and SignateraTM, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual's tumor. Further, the Company has expanded its Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Effective January 1, 2019, the Company transitioned to the new accounting requirements under the Accounting Standards Update (“ASU”) No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The Company applied the modified retrospective approach upon transition with a cumulative-effect adjustment of $0.2 million recorded to accumulated deficit as of January 1, 2019. The results in all of the prior period financial statements presented in this Form 10-Q were not retroactively adjusted. See Note 2 under Recently Adopted Accounting Pronouncements for further discussion.

On January 1, 2019, the Company adopted the new accounting requirements under ASU 2016-02, Leases, and concurrently elected ASU 2018-11, Leases (Topic 842): Targeted Improvements, which permitted the Company to adjust any cumulative-effect of the accounting change to the balance of accumulated deficit as of the adoption date instead of the earliest period presented by using the modified retrospective approach. None of the prior period financial results in this Form 10-Q were retroactively adjusted as a result of the adoption of ASU 2016-02. See Note 2 under Recently Adopted Accounting Pronouncements for more detail.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $66.5 million for the six months ended June 30, 2019 and recorded a cumulative-effect adjustment of $0.2 million upon the adoption of ASU 2018-07 on January 1, 2019, which increased the accumulated deficit to $640.9 million at June 30, 2019 from $574.6 million at December 31, 2018. At June 30, 2019, the Company had $30.0 million in cash and cash equivalents, $208.1 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10) including accrued interest, and $73.5 million of net carrying amount of the 2017 Term Loan (as defined in Note 10). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

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

On April 23, 2019, the Company completed an underwritten equity offering to sell 5,263,158 shares of its common stock at a price to the public of $19 per share. On April 26, 2019, the Company sold an additional 789,473 shares of its common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 8, 2019.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. As of June 30, 2019, short-term restricted cash totaled $0.1 million and long-term restricted cash totaled zero in cash deposits held as collateral for the settlement of foreign currency transactions and deposit per credit card terms.

In the first quarter of 2019, the Company paid the final quarterly installment of $1.4 million in connection with the settlement agreement relating to reimbursement-related claims, and accordingly, the restriction imposed on the $4.2 million cash deposits to secure the letter of credit required under the settlement agreement was released.

Restricted cash is currently presented as a separate line item in the Company’s balance sheet. In the statements of cash flows, it is included together with cash and cash equivalents and considered as part of the total ending cash balance. The following is the reconciliation between how restricted cash is presented in the balance sheet and the statements of cash flows for all periods presented:

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents in balance sheet	$29,928	$46,407
Restricted cash, current portion in balance sheet	55	4,597
Total cash, cash equivalents and restricted cash in statements of cash flows	$29,983	$51,004

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and six months ended June 30, 2019, and 2018, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2019 and December 31, 2018, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

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

The Company uses the Black‑Scholes option‑pricing model and the Monte Carlo simulation model to estimate the fair value of stock options issued to employees and non-employees. The model requires the input of the Company's expected stock price volatility, the expected term of the awards, and a risk-free interest rate. Determining these assumptions requires significant judgment. See further discussion on the valuation assumptions used under Note 9.

Warrants

The Company historically accounted for warrants to purchase shares of its common stock as a liability at fair value on the balance sheet date because the Company could have been obligated to redeem these warrants at some point in the future. The warrants were subject to re-measurement at each balance sheet date, with changes in fair value of the warrants recognized as a gain or loss in interest and other income in the statements of operations and comprehensive loss. Further adjustments resulting from changes in fair value are no longer required as the warrants were fully exercised in June 2018.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.8 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively. Amortized expense for amounts previously capitalized for the three months ended June 30, 2019 and 2018 was $0.3 million for each period; and $0.6 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Beginning balance	$(266)	$(904)	$(552)	$(766)
Net unrealized gain (losses) on available-for-sale securities, net of tax	1,061	46	1,347	(124)
Reclassifications of losses realized from sale of available-for-sale securities	—	—	—	32
Increase (decrease) in other comprehensive income (loss)	1,061	46	1,347	(92)
Ending balance	$795	$(858)	$795	$(858)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of accounting standards updates recently issued that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Adopted Accounting Pronouncements

Leases

On January 1, 2019, the Company adopted ASU 2016-02 and concurrently elected to adopt ASU 2018-11, which are collectively known as ASC 842, Leases (“ASC 842”). ASU 2018-11 provides an alternative transition method such that the initial application of the new lease accounting standards can be completed as of January 1, 2019 using the modified retrospective approach instead of the earliest period presented. The financial results in the statement of operations and comprehensive loss for the three and six months ended March 31, 2018 and the balance sheet as of December 31, 2018 were not retroactively restated. As a result of electing the transition guidance as described above, on January 1, 2019, the Company recorded operating right-of-use assets of $28.2 million, including the derecognition of deferred rent of $9.5 million and prepaid rent of $0.7 million, with the corresponding lease liabilities totaling $37.0 million. There was no material impact to the Company’s statements of operations and comprehensive loss upon adoption.

Upon transition, the Company has elected the package of practical expedients available under ASC 842, which allows the Company not to reassess (i) whether any expired or existing contracts as of the transition date are or contain a lease, (ii) lease classification for any expired or existing leases as of the transition date, and (iii) initial direct costs for any existing leases as of the transition date. The Company has decided not to elect the practical expedient on applying hindsight in determining the lease term and the impairment of the right-of-use assets. See Note 7, Leases, for more detail information regarding the accounting for operating leases.

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

Under the new guidance, the Company is permitted to carry-over the method it has used to recognize stock-based compensation expense from non-employee awards, which is accounted for on a straight-line basis as services are rendered over the vesting period. However, there are certain accounting options available for election in connection with estimated forfeitures and the valuation input for the expected term or remaining contractual term. The Company has elected to account for the actual forfeitures upon the cancellation of the awards, and to use of the same expected term valuation input as it uses for employee awards.

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

Statements of stockholders’ equity

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. One of the amendments applicable to the Company was the presentation of the analysis of changes in stockholders’ equity in its first interim financial statements following the effective date of the amendments in November 2018, which would be included in the Form 10-Q beginning the first quarter of 2019, with comparative information for the same period in the prior year. As such, the Company has added the presentation of its consolidated statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 under Item 1 of this Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. The standard will become effective for the Company in the first quarter of 2020, with early adoption permitted beginning the first quarter of 2019. The modified retrospective approach should be applied upon adoption of this new guidance. The Company is currently evaluating the impact of adopting the standard on its financial statements.

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

The total consideration which the Company expect to collect in exchange for our products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable consideration related to disallowed cases, discounts, refunds and doubtful accounts, and is estimated using the expected value approach. For insurance carriers with similar reimbursement characteristics, we use a portfolio of relevant historical data to estimate variable consideration and total collections for our products. The Company constrains the estimated variable consideration when we assess it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The consideration expected from laboratory partners usually includes a fixed amount, but it can be variable depending on the volume of tests performed, and the Company determines the variable consideration using the expected value approach. For insurance carriers, laboratory partners and patients, the Company allocates the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and six months ended June 30, 2019, $0.8 million and $1.3 million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue, compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2018.

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

Qiagen

In March 2018, the Company entered into a License, Development and Distribution Agreement (“the Qiagen Agreement”) with Qiagen under which the Company granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the agreement, the Company is initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million, which was fully collected in 2018. All or a portion of the prepaid royalties are refundable in limited circumstances. In addition, the Company is entitled to potential milestone payments from Qiagen upon the successful achievement of certain volume, regulatory and commercial milestones, and tiered royalties of $10.0 million, of which the Company has received $5.0 million due as of December 31, 2018. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. The Company provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

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

The initial transaction price was primarily comprised of the upfront non-refundable fee and a payment associated with the initial milestone under the agreement. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The remaining milestone and prepaid royalty amounts were constrained and not included in the transaction price due to the uncertainties of research and development and the potential for prepaid royalty refund. The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price was performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately. Future variable consideration such as milestones and royalties are considered associated with the technology license performance obligation. The amounts included in the initial transaction price were allocated to the remaining value of the technology license, as well as development services, market development support and the option to expand commercialization using the relative standalone selling price approach. The amount initially allocated to the technology license was $5.5 million.

For the three months ended June 30, 2019 and 2018, the Company recognized revenue of $0.5 million and $0.1 million, respectively, related to support services provided and the delivery of its technology license to Qiagen. For the six months ended June 30, 2019 and 2018, the Company recognized revenues of $0.7 million and $5.6 million, respectively. Costs of revenue consist primarily of labor and other costs of development activities and are included in research and development expense in the statements of operations. Such costs were $0.1 million for the three and six months ended June 30, 2019.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement with BGI Genomics Co., Ltd. (“BGI Genomics”) to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The agreement has a term of ten years and expires in February 2029. According to the agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees,  prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments, as well as additional future royalties. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. Also, as required by the agreement with BGI Genomics, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating $10 million were recorded in long-term advances.

Pursuant to the agreement, the Company licensed its intellectual property and will provide development services. Following completion of development services, the Company will provide assay interpretation services over the term of the agreement. The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each of NIPT and Oncology products, represents a single performance obligation.

The Company is responsible for transferring specified licensed intellectual property and performing certain development activities to customize its genetic testing assays for oncology and NIPT for use with BGI Genomics’ sequencing instruments and proprietary technology platform. Revenue associated with these performance obligations is recognized over time using the input method, based on costs incurred to perform the development services,  since the level of costs incurred over time best reflect the transfer of development services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. There were no material changes in estimates during the three and six months ended June 30, 2019. Revenue associated with the assay interpretation services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

The initial transaction price was primarily comprised of license and milestone fees. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. Certain milestone and license fees were constrained and not included in the transaction price due to the uncertainties of research and development. The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price was performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately.

For the three and six months ended June 30, 2019, the Company recognized approximately $5.0 million of revenue from the License Agreement with BGI Genomics. This revenue is presented as Licensing and other revenue. Costs of revenue consist primarily of labor and other costs of development activities and are included in research and development expense in the statements of operations. Such costs were $0.4 million for the three and six months ended June 30, 2019.

In accordance with ASC 340-40, any incremental costs incurred to obtain a contract with a customer are required to be capitalized and amortized over the period in which the goods and services are transferred to the customer. The Company has elected to apply a practical expedient under ASC 340-40 to recognize the incremental costs of obtaining a contract as an expense when incurred provided that the amortization period of such costs, if capitalized, is one year or less. The incremental costs incurred in connection with the BGI arrangement is not material on an accumulated basis and therefore will not be capitalized on the balance sheet but will be expensed as incurred.

Disaggregation of Revenues

The primary source of the Company’s revenues relates to the sale of prenatal genetic tests. The Company also recognizes licensing revenues from its cloud-based software platform, Constellation and other revenues. The following table shows disaggregation of revenues by types of products and services, with sales of genetic tests further disaggregated by test families:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
(Amounts in thousands)
Sales of genetic tests
Panorama NIPT	$36,467	$35,715	$73,713	$68,982
HCS	24,286	21,421	47,035	39,683
Other genetic tests	4,346	3,217	7,715	5,957
Product revenues	65,099	60,353	128,463	114,622
Licensing and other
Constellation	1,312	1,293	2,644	2,598
Qiagen	527	94	675	5,594
BGI	5,018	—	5,018	—
Other	2,399	1,329	4,379	2,595
Licensing and other revenues	9,256	2,716	12,716	10,787
Total revenues	$74,355	$63,069	$141,179	$125,409

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
(Amounts in thousands)
Insurance carriers	$50,777	$48,321	$100,978	$92,463
Laboratory partners	15,132	10,132	25,155	25,020
Patients	8,446	4,616	15,046	7,926
Total revenues	$74,355	$63,069	$141,179	$125,409

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
(Amounts in thousands)
United States	$62,393	$56,631	$122,676	$106,995
Americas, excluding U.S.	767	847	1,585	1,697
Europe, Middle East, India, Africa	4,318	3,756	8,322	13,078
Other	6,877	1,835	8,596	3,639
Total revenues	$74,355	$63,069	$141,179	$125,409

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	June 30,	December 31,
(Amounts in thousands)	2019	2018
Assets:
Accounts receivable	$62,974	$62,223
Liabilities:
Deferred revenue, current portion	$19,154	$4,131
Deferred revenue, long-term portion	60,527	40,058
Total deferred revenues	$79,681	$44,189

As of June 30, 2019, accounts receivable of $63.0 million included trade receivables, as well as receivables from Evercord customers who selected certain prepayment plans for storage services to be delivered over the duration of lifetime or 18 years. Evercord customers have the option to either prepay for storage services in full upfront or finance their prepayment plans over the period of six,  12, or 18 months. Generally, prepayments collected by the Company for the lifetime or 18-year storage plans are non-refundable unless the storage service agreement is terminated. However, Evercord customers who choose the financing option will be obligated to make the remainder of their payments pursuant to the terms of the financing plan, and this represents the Company’s unconditional right to the consideration from its customers. Total receivables pertaining to the financing options was $4.4 million, of which $0.3 million was related to financing over the period greater than 12 months. The Company reclassified $0.3 million to other noncurrent assets in its condensed consolidated balance sheet as of June 30, 2019.

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2018	$44,189
Increase in deferred revenues	45,524
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(733)
Revenue recognized from performance obligations satisfied within the same period	(9,299)
Balance at June 30, 2019	$79,681

During the six months ended June 30, 2019, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled approximately $0.7 million, of which $0.4 million was related to genetic testing services, $0.2 million pertained to undelivered Evercord storage services over the remaining contractual life of such services, and approximately $0.1 million was related to the Qiagen Agreement.

The following table shows the balance of current and long-term portions of deferred revenues during the period:

Deferred Revenues	Current	Long-term	Total
BGI agreement	15,000	19,982	34,982
Qiagen agreement	1,963	36,568	38,531
Other deferred revenues	$2,191	$3,977	$6,168
Balance at June 30, 2019	$19,154	$60,527	$79,681

4. Fair Value Measurements

The Company's financial assets and liabilities carried at fair value are comprised of investment assets that include money market and investments.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2019				December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$630	$—	$—	$630	$26,539	$—	$—	$26,539
U.S. Treasury securities	159,097	—	—	159,097	75,685	—	—	75,685
U.S. agency securities	—	12,977	—	12,977	—	12,891	—	12,891
Municipal securities	—	35,979	—	35,979	—	18,885	—	18,885
Total financial assets	$159,727	$48,956	$—	$208,683	$102,224	$31,776	$—	$134,000

During the six months ended June 30,  2019, the Company did not make any transfers between Level I and Level II assets.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market deposits	$630	$—	$—	$630	$26,539	$—	$—	$26,539
U.S. Treasury securities	158,429	733	(65)	159,097	76,061	29	(405)	75,685
U.S. agency securities	13,004	—	(27)	12,977	13,017	—	(126)	12,891
Municipal securities	35,825	162	(8)	35,979	18,935	7	(57)	18,885
Total	$207,888	$895	$(100)	$208,683	$134,552	$36	$(588)	$134,000

Classified as:
Cash equivalents				$630				$26,539
Short-term investments				208,053				107,461
Total				$208,683				$134,000

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the six months ended June 30, 2019, there were no sales of investments, and during the six months ended June 30, 2018, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of June 30, 2019, the Company had 7 investments in an unrealized loss position in its portfolio.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2019:

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$97,180	$97,276
Greater than one year but less than five years	110,077	110,777
Total	$207,257	$208,053

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2019	2018
		(in thousands)
Machinery and equipment	3-5 years	$36,614	$35,400
Furniture and fixtures	3 years	1,376	1,319
Computer equipment	3 years	1,949	2,117
Capitalized software held for internal use	3 years	5,545	4,868
Leasehold improvements	Lesser of useful life or lease term	12,580	10,916
Construction-in-process		2,201	4,013
		60,265	58,633
Less: Accumulated depreciation and amortization		(38,226)	(34,297)
Total Property and Equipment, net		$22,039	$24,336

During the three months ended March 31, 2018, an asset impairment charge of $1.6 million was recorded in research and development expenses in the statements of operations and comprehensive loss. This charge was recorded to write off the project development costs that were previously capitalized.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits, the Company agreed to a total consideration payment of $3.2 million. As of June 30, 2019 and December 31, 2018,  $0.6 million and $1.0 million of deferred costs related to the total consideration paid were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement. During the three months ended June 30, 2019 and 2018,  amortization of such costs totaling $0.2 million was recorded for each of the two periods; and for the six months ended June 30, 2019 and 2018, $0.4 million of such costs was recorded for each of the two periods as a reduction of product revenues in the statements of operations and comprehensive loss.

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed (as described in Note 10) and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments. In April 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed for extending the expiration date to draw the unused borrowing capacity until December 31, 2019. The Company has classified $1.2 million out of the total debt issuance costs in noncurrent assets for the unused borrowing capacity of $50.0 million. The debt discount is being amortized on a straight-line basis over the remaining term of the loan. For the three and six months ended June 30, 2019 and 2018,  debt discount amortized from noncurrent assets was insignificant. As of June 30, 2019, total unamortized remaining in noncurrent assets was $1.0 million.

As of June 30, 2019, other assets also included long-term advances to BGI of $10.0 million for future sequencing equipment and services and receivables from Evercord customers who selected the financing option for their prepayment plans (as described in Note 3). Total receivables associated with the financing option over the period greater than 12 months were $0.3 million.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accrued paid time off	$1,839	$1,825
Accrued commissions	3,584	4,492
Accrued bonuses	2,325	3,757
Other accrued compensation	2,401	2,594
Total accrued compensation	$10,149	$12,668

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
(Amounts in thousands)
Settlement accrued for reimbursement related claims	$—	$1,378
Reserves for refunds to third-party payers	10,897	10,012
Accrued charges for outsourced testing	5,993	5,001
Testing and laboratory materials from suppliers	2,253	2,742
Marketing and corporate affairs	2,112	1,306
Legal, audit and consulting fees	2,082	1,058
Accrued shipping charges	255	852
Sales tax payable	906	1,255
Accrued specimen service fees	1,355	1,378
Accrued rent	—	903
Clinical trials and studies	1,310	1,694
Operating lease liabilities, current portion	5,339	—
Other accrued expenses	6,655	4,863
Total other accrued liabilities	$39,157	$32,442

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

Reserves for refunds to third-party payers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates as reserves for potential refund requests during the period. When the Company releases these previously reserved amounts, they are recognized as product revenues in the statements of operations and comprehensive loss. As of December 31, 2018, reserves relating to payers were $10.0 million. During the six months ended June 30, 2019, the Company reserved an additional $4.8 million, while a reduction of $3.9 million occurred within the same period resulting from the release of previously reserved amounts from payers and refunds of overpayments. Remaining reserves relating to payers in other accrued liabilities were $10.9 million as of June 30, 2019.

7.  Leases

In October 2016, the Company entered into a lease directly with its landlord for laboratory and office spaces at its corporate headquarters located in San Carlos, California. The Company currently occupies approximately 113,000 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet, and the Second Space totals approximately 25,000 square feet. The term of this lease is approximately 84 months and expires in October 2023. This lease contains an option to renew the lease term for five years, but the fair market rent amount upon renewal is not available from the landlord.

In addition, the Company entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining its primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023. The yearly lease payment starts at $1.9 million and will escalate annually starting in October 2020.

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

As a result of electing the package of practical expedients, the Company did not reassess the classification for the three existing leases described above upon the adoption of ASC 842, which carried over as operating leases. These leases are not impacted by any renewal or termination option. In addition, the Company has also entered into leases of individual workspaces at premises located in different locations on a month-to-month basis and is not committed to an established lease term. The Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered as short-term leases. Short-term lease expenses were insignificant in the three and six months ended June 30, 2019.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

June 30,
2019
(Amounts in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$5,339
Operating lease liabilities, long-term portion	29,275
Total operating lease liabilities	$34,614

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of cumulative lease expense recognized up until the adoption date. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. As of the adoption date, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of June 30, 2019, the weighted-average remaining lease term was 3.33 years and the weighted-average discount rate was 10.77%.

Subsequent to the adoption date, the Company continues to recognize lease expense on a straight-line basis as was required under the previous guidance, ASC 840. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three and six months ended June 30, 2019, total lease expense of $2.0 million and $3.8 million, respectively, was recognized in the statements of operations and comprehensive loss. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.1 million for the three months ended June 30, 2019.

The present value of the future annual minimum lease payments under all non-cancelable operating leases as of June 30, 2019 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2019 (remaining 6 months)	$4,320
2020	8,825
2021	9,067
2022	9,319
2023	7,797
2024 and thereafter	7,130
46,458
Less: imputed interest	(11,844)
Operating lease liabilities	$34,614

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

On or about March 26, 2019, CareDX, Inc., or CareDX, the Company’s primary competitor in the transplant rejection testing field, filed suit against it in the United States District Court for the District of Delaware. The suit alleges that the Company infringed two of CareDX’s patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. On May 16, 2019, the Company filed a motion to dismiss CareDX’s patent infringement complaint for failure to state a claim, after which both parties filed answering briefs in June and July 2019. In addition, on or about April 10, 2019, CareDX filed suit against the Company in the United States District Court for the District of Delaware, alleging false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements describing studies that concern the Company’s technology and CareDX’s technology. The complaint seeks unspecified damages and injunctive relief. On May 30, 2019, the Company filed a motion to dismiss the entirety of CareDX’s second complaint for failure to state a claim, after which both parties filed answering briefs in

June 2019. The parties are currently awaiting a hearing date and/or order from the court on the motions. The Company intends to defend both of these matters vigorously, but cannot provide any assurance as to the ultimate outcome of either matter or that an adverse resolution to either matter or both matters would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome of either matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome of either matter.

On March 15, 2019, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, alleging that the plaintiff received an unauthorized text message to her cellular telephone in violation of the Telephone Consumer Protection Act. Among other relief, the complaint seeks statutory and other damages, injunctive relief, attorneys’ fees, and costs. On June 18, 2019, the Company filed a motion to dismiss, which is currently pending. The Company intends to vigorously defend the matter but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On January 22, 2019, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Mateo, by a patient family alleging claims relating to a discordant test result. The complaint seeks unspecified damages. On April 23, 2019, Natera filed a demurrer, a motion to strike portions of the complaint, and a motion to dismiss, or in the alternative stay, the action for forum nonconveniens. On July 8, 2019, the court issued a minute order granting the forum nonconveniens motion and staying the action until October 3, 2019, and the minor plaintiff dismissed her claim without prejudice. The Company intends to continue to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On March 16, 2018, a lawsuit (the ’831 lawsuit) against the Company was filed in the United States District Court for the Northern District of California by Illumina, Inc., or Illumina, alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ‘831 patent). Among other relief, the complaint seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On June 29, 2018, the Company filed a petition for inter partes review to challenge the validity of the ‘831 patent with the Patent Trial and Appeal Board of the United States Patent Office, or PTAB, which petition was not instituted. On August 16, 2018, the Company filed a patent infringement action in the United States District Court for the Northern District of California against Illumina, alleging that certain of Illumina’s tests infringe on the Company’s U.S. Patent No. 8,682,592 (the ’592 patent). Among other relief, Natera seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On January 16, 2019, the United States District Court for the Northern District of California held a claim construction hearing, and on January 30, 2019, issued an order construing certain claims. On June 13, 2019, Illumina field a petition for inter partes review of the ’592 patent. The Company intends to vigorously defend against the claims in the ‘831 lawsuit and assert its own claims with respect to the ‘592 patent, but cannot provide any assurance as to the ultimate outcome of either matter or that an adverse resolution of either lawsuit would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the “IPO”). The complaints assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. The Company removed these actions to the United States District Court for the Northern District of

California, and the actions were subsequently remanded back to the San Mateo Superior Court. The Company has appealed the remand and discovery has been stayed pending the appeal. The Company also filed a demurrer, or a request for dismissal as a matter of law, in the San Mateo Superior Court, which was granted on October 23, 2017.  The San Mateo Superior Court demurred the claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, as amended, without leave to re-file, and granted the demurrer as to Section 11 of the Act with leave to re-file.  Plaintiffs refiled an amended complaint on November 22, 2017. The Company filed a motion for judgment on the pleadings under the amended complaint on January 25, 2018, which the plaintiffs opposed. Hearings on the motion were held in May and July of 2018. On August 7, 2018 the judge granted the Company’s motion for judgment on the pleadings, without leave to amend, and ordered that judgment be entered in favor of the defendants. Plaintiffs filed a notice of appeal on or about October 18, 2018 and their brief on or about March 29, 2019. Natera filed its brief in response on June 27, 2019. The Company intends to continue to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome

On December 12, 2015, the Company received a civil investigative demand from the United States Department of Justice in connection with a qui tam action related to past reimbursement submissions for some of its testing. The qui tam action was originally filed under seal by the relators on January 26, 2015 in the United States District Court for the Western District of Kentucky. The qui tam complaint alleged that Natera submitted false claims to government health care programs for its testing services performed during the period from January 1, 2013 to December 31, 2016, and sought damages and penalties. The complaint was unsealed on February 8, 2018. On March 7, 2018, the Company reached agreement with the United States Department of Justice to resolve all claims made against it in the action. Under the settlement agreement, the Company will pay a total of approximately $11.4 million to the federal government and the participating state Medicaids, of which approximately $5.3 million plus applicable interest will be paid in four equal quarterly installments, subject to the Company’s option to prepay without penalty. In exchange for the payment of the settlement amounts, the United States and the relators agreed to release the Company from certain claims, including civil or administrative monetary relief sought under the complaint. The settlement agreement does not contain or represent an admission of liability or wrongdoing by the Company, and there will be no corporate integrity agreement. For the year ended December 31, 2017, the Company recorded a charge of $11.4 million associated with this settlement in its statements of operations and comprehensive loss. During the year ended December 31, 2018, the Company paid $5.3 million and the required quarterly installments, and the final quarterly installment of $1.4 million was paid in March 2019. See Note 6 under Other Accrued Liabilities for more detail on payments made.

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

Contractual Commitments

As of June 30, 2019, the Company has non-cancelable contractual commitments with a supplier for approximately $5.8 million and other material supplier commitments for approximately $4.4 million for inventory material used in the laboratory testing process.

As of June 30, 2019, the Company has a non-cancelable application service agreement with a vendor, in which a license was granted to the Company to utilize the proprietary technology for gene sequencing data analysis. The minimum committed fees remaining under the agreement is $1.3 million, which covers services through March 2020.

As of June 30, 2019, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $0.3 million for the next 9 months.

As of June 30, 2019, the Company has non-cancelable minimum purchase commitments with a supplier of diagnostic reagents totaling approximately $0.4 million through February 2020.

As of June 30, 2019, the Company has remaining non-cancelable commitments to have a minimum number of genetic tests processed by a vendor totaling approximately $2.6 million through December 2019. The term of this vendor agreement expires in December 2020.

As of June 30, 2019, the Company has a remaining non-cancellable minimum purchase commitment with a supplier of gene sequencing reagents and kits, which requires a minimum annual purchase commitments totaling approximately $1.4  million through April 2021.

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

Milestones (i) and (ii) described above have been achieved during the first quarter of 2019 and 2018, respectively. During the three and six months ended June 30, 2019,  total stock-based compensation expense recorded for the performance-based options was $0.2 million and $0.2 million, respectively; and during the three and six months ended June 30, 2018, the Company recognized stock-based compensation expense of $0.1 million and $0.3 million, respectively.

In December 2018, the Board approved a performance-based option grant of 600,000 shares to the Company’s executive chairman. The vesting of these performance-based options is contingent upon the achievement of a certain milestone, and provided that the completion of requisite service is through the date of such vesting, at which point the performance-based options will become fully vested and exercisable. The revenue milestone was not achieved or was not probable of being achieved during the six months ended June 30, 2019, and the Company did not recognize any stock-based compensation expense associated with it.

In January 2019, the Board approved a stock option grant of 200,000 shares and 100,000 restricted stock units to the Company’s chief executive officer, which are performance-based awards with market conditions. Such awards will vest based on the achievement of certain values of the Company’s common stock at two separate thresholds within certain periods and are contingent upon the completion of requisite service through the date of such vesting. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such awards and the period when such award will become probable. The Company recorded approximately $0.2 million of stock-based compensation related to such awards during the three and six months ended June  30, 2019.

Additionally, the Board approved 100,000 restricted stock units each to the Company’s chief financial officer and chief operating officer in March 2019. These two awards also have performance and market conditions, which are based on the same stock value performance target as that of the chief executive officer’s before such awards vest and are contingent upon the completion of requisite service through the date of such vesting. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such awards and the period when such award will become probable. The Company recorded approximately $0.4 million of stock-based compensation related to such awards during the three and six months ended June  30, 2019.

Employee Stock Purchase Plan

In the second quarter of 2015, the Company’s stockholders approved the 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s IPO on July 2, 2015. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than 5,000 shares of stock during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate that exceeds $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time. The Company has made 893,548  shares available for issuance under the Plan, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Board.

The first offering period of 2019 started on November 1, 2018 and ended on April 30, 2019, and 132,177 shares were purchased at the end of the first offering period for total proceeds of $2.1 million. The second offering period of 2019 started on May 1, 2019 and will end on October 31, 2019. As of June 30, 2019, no shares had been purchased in the second offering period.

Stock Options

The following table summarizes option activity for the six months ended June 30, 2019:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2018	5,431	9,463	$7.69	6.91	$61,718
Additional shares authorized	2,483	—
Options granted	(1,697)	1,697	$17.94
Options exercised	—	(1,468)	$4.08
Options forfeited/cancelled	286	(286)	$14.10
Balance at June 30, 2019	6,503	9,406	$9.90	7.24	$166,273
Exercisable at June 30, 2019		5,028	$6.51	5.79	$105,948
Vested and expected to vest at June 30, 2019		9,219	$9.80	7.19	$163,939

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2019:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2018	1,084	$11.72
Granted	1,625	$17.70
Vested	(273)	$10.24
Canceled/forfeited	(105)	$15.86
Balance at June 30, 2019	2,331	$

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

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,
	2019			2018
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$215	$10	$225	$152	$1	$153
Research and development	1,264	—	1,264	1,013	—	1,013
Selling, general and administrative	4,226	89	4,315	2,206	(4)	2,202
Total	$5,705	$99	$5,804	$3,371	$(3)	$3,368

	Six months ended June 30,
	2019			2018
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$383	$10	$393	$290	$5	$295
Research and development	2,157	—	2,157	1,916	—	1,916
Selling, general and administrative	6,873	432	7,305	4,314	(3)	4,311
Total	$9,413	$442	$9,855	$6,520	$2	$6,522

As of June 30,  2019,  approximately $43.7 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 2.92 years.

Valuation of Stock Option Grants to Employees and Non-employees

Upon the adoption of ASU 2018-07 on January 1, 2019, the fair value of stock options granted to both employees and non-employees is estimated on the grant date using the Black-Scholes option-pricing model except for the performance-based options with a market condition. Prior to January 1, 2019, the Company only estimated the fair value of the stock options granted to its employees on the grant date, while the fair value of its unvested non-employee stock options was remeasured at the end of each reporting period up until their vesting date. The fair value of the stock options is amortized on a straight‑line basis over the requisite service period of the awards, which is generally the vesting period.

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. For the three and six months ended June 30, 2019, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended June 30,						Six months ended June 30,
	2019			2018			2019			2018
Expected term (years)	5.30	—	10.00	5.61	—	5.62	5.30	—	10.00	5.24	—	5.62
Expected volatility	42.71%	—	43.49%	40.77%	—	40.98%	42.53%	—	43.49%	40.28%	—	40.98%
Expected dividend rate			0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	1.78%	—	2.51%	2.70%	—	2.86%	1.78%	—	2.60%	2.37%	—	2.86%

For the three and six months ended June 30, 2018, the Company used a different set of Black-Scholes valuation assumptions when estimating the fair value of stock options granted to its non-employees. The fair value was remeasured at the end of each reporting period up until December 31, 2018. The following table summarizes the valuation assumptions used:

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Expected term (years)	2.75	2.72	—	2.75
Expected volatility	42.03%	41.48%	—	42.03%
Expected dividend rate	0.00%			0.00%
Risk-free interest rate	2.58%	2.36%	—	2.58%

Expected Term:    The expected term of options represents the period of time that options are expected to be outstanding. The Company determines its expected term for the employee and non-employee stock options by calculating the average of (1) historical stock options exercise behavior, and (2) the weighted-average of the time-to-vesting and the total contractual life of the options. For stock options granted to non-employees prior to January 1, 2019, the Company estimated the expected term by assessing their historical exercise behavior and length of service and calculated the average of these two components.

Expected Volatility:    The Company derived the expected volatility from the average historical volatilities of comparable publicly traded companies in the DNA sequencing, diagnostics, or personalized medicine industries over a period approximately equal to the expected term. When selecting these companies, certain comparable characteristics such as enterprise value and financial leverage were considered. The selected companies also had sufficient historical stock price volatility commensurate with the expected term of the Company’s stock options.

Expected Dividend Rate:    The Company has not paid and does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate:    The risk-free interest rate assumption is based on U.S. Treasury yield in effect at the time of grant for zero coupon U. S. Treasury notes with maturities approximately equal to the expected term.

As of June 30, 2019, total options outstanding include 105,584 shares of option awards that were granted to non-employees, of which 24,721 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For the three months ended June 30, 2019 and 2018, the Company recorded interest expense on the Credit Line of $0.5 million and $0.4 million, respectively; and for the six months ended June 30, 2019 and 2018, interest expense on the Credit Line of $0.9 million and $0.7 million was recorded, respectively. Interest payments on the Credit Line were made within the same periods. As of June 30, 2019, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

2017 Term Loan

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, the Company borrowed $75.0 million, with the remaining $25.0 million available to borrow at the Company’s option at any time through December 31, 2018, subject to standard conditions. The amounts borrowed under 2017 Term Loan have and will continue to primarily be used for general corporate purposes and to fund and support the Company’s business and operations. Interest is accrued on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an eighty-four month term and will mature in August 2024. The Company is required to make interest payments on a quarterly basis, with repayment of the full outstanding balance on the maturity date. The Company’s obligations under the 2017 Term Loan are secured by substantially all of its assets, including its intellectual property, subject to certain customary exceptions.

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

In April 2019, the Company entered into a second amendment on the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. The second amendment reduces the interest rate to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR from previously the sum of (i) 8.50% plus (ii) the higher of 1.00% of LIBOR, provided that a minimum capacity of $25.0 million were drawn. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed as of April 29, 2019. As of June 30, 2019, the Company had not exercised such option.

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable. As of June 30, 2019, the Company was in compliance with all of its covenants under the 2017 Term Loan.

The Company is allowed to voluntarily make prepayments on its outstanding debt balance either partially or in full. When prepayments are made, an additional prepayment premium will be applied to the outstanding principal amount at the time. The prepayment premium will gradually reduce from 12.5% to 2.5% over the term of the loan.

Initially, the Company paid OrbiMed a fee in consideration of providing the 2017 Term Loan by issuing 300,000 shares of its common stock at a fair value of $2.7 million.  Following the second amendment on the term loan as described above, an additional 25,000 shares were issued to OrbiMed on April 29, 2019 at a fair value of $0.5 million. The fair value for total fees paid to date was $3.2 million, which is accounted for as a debt discount to be amortized on a straight-line basis over the remaining term of the loan. The Company has classified the cumulative debt discount of $2.0 million as a direct reduction from the outstanding debt balance of $75.0 million, while the remaining $1.2 million is classified as noncurrent assets (as described in Note 6).

For the three months ended June 30, 2019 and 2018,  the Company recorded interest expense for the 2017 Term Loan totaling $2.2 million and $2.0 million, respectively, and $4.5 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively, which also included the amortization of debt discount. Debt discount amortized as interest expense in the statements of operations and comprehensive loss for the three months ended June 30, 2019 and 2018 was $0.1 million in each of the two periods, and $0.2 million in each of the six month period ended June 30, 2019 and 2018. In addition, the Company made interest payments totaling $4.3 million and $4.0 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the amount of the unamortized debt discount was $1.5  million, and the net carrying amount of the debt was $73.5 million.

11. Warrants

In April 2014, the Company granted approximately 376,691 warrants to purchase common stock with an exercise price of $2.3229 per common share. The warrants were granted to ROS Acquisition Offshore LP (“ROS”) in connection with a senior secured term loan that has since been repaid. It was determined that the warrants granted are detachable and therefore are a standalone component of the senior secured term loan to be fair valued using Level III inputs as a separate derivative.

On June 26, 2018, the warrants were fully exercised by ROS using the option of net share settlement. Instead of remitting cash exercise proceeds to purchase the shares, ROS elected to receive a net amount of 332,896 shares. The Company remeasured the fair value of its warrant liability to $6.8 million during this period until June 26, 2018 and reclassified this amount to stockholders’ equity.

12. Income Taxes

During the three and six months ended June 30, 2019, the Company recorded total income tax expense of $1.9 million and $2.0 million, respectively. The Company provides testing to clinics and licenses cloud-based software and intellectual property, that are based in a foreign country, which contributed to a foreign income tax expense of approximately $1.9 million and $2.0 million for the three and six months ended June 30, 2019, respectively. In addition, the Company recorded $20,000 in state income tax expense for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company recorded total income tax benefit of $0.1 million and $0.2 million, respectively. Total income tax expense included a foreign income tax expense of $65,000 and $0.1 million for the three and six months ended June 30, 2018, respectively. State income tax expense of $48,000 and $92,000 was also recorded during the three and six months ended June 30, 2018, respectively.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of June 30, 2019. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

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

The Company had $8.1 million and $7.4 million in unrecognized tax benefits at June 30, 2019 and December 31, 2018, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2019, there were no accrued interest and penalties related to uncertain tax positions.

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

The following table provides the basic and diluted net loss per share computations for the three and six months ended June 30,  2019 and 2018.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss, basic and diluted	$(32,416)	$(33,824)	$(66,507)	$(66,697)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	68,224	54,551	65,542	54,342

Net loss per share, basic	$(0.48)	$(0.62)	$(1.01)	$(1.23)
Net loss per share, diluted	$(0.48)	$(0.62)	$(1.01)	$(1.23)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30,  2019 and 2018:

	June 30,
	2019	2018
	(in thousands)
Options to purchase common stock	9,406	10,255
Restricted stock units	2,331	1,025
Employee stock purchase plan	54	70
	11,791	11,350

14. Subsequent Events

None.

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

Since 2009, we have launched a comprehensive suite of ten products in women’s health and prenatal testing—nine molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio—and our personalized liquid biopsy technology for oncology diagnostic applications, for research use only by oncology researchers and biopharmaceutical companies. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (HCS) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. Our revenues were $74.4 million and $141.2 million for the three and six months ended June 30, 2019, respectively, compared to $63.1 million and $125.4 million for the three and six months ended June 30, 2018, respectively.

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

In the six months ended June 30, 2019, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; individual patients and families for our Evercord cord blood and tissue service; and research laboratories and pharmaceutical companies for our Signatera (RUO) liquid biopsy technology. We market and sell our prenatal screening tests both through our sales force and those of our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenues comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of June 30, 2019, we have in-network contracts with insurance providers that account for over 209 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory distribution partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers may also reimburse for our products through out-of-network claims submission processes in situations where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees and cord blood and/or cord tissue samples banked. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the six months ended June 30, 2019, we processed 394,655 tests, comprised of approximately 368,300 tests accessioned in our laboratory and 23,800 processed through our Constellation software platform, or Constellation units, compared to approximately 327,162 tests processed during the six months ended June 30, 2018, comprised of approximately 306,400 tests accessioned and 19,300 Constellation units. This increase in volume primarily represents continuous commercial growth of Panorama, both as tests performed in our laboratory as well as through our Constellation software platform, and HCS. We accessioned approximately 249,500 Panorama tests during the six months ended June 30, 2019, which represents an increase of approximately 18% over the same period in the prior year. We accessioned approximately 107,400 HCS tests during the six months ended June 30, 2019, which represents an increase of approximately 29% over the same period in the prior year.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2019 was 82%, up from 80% for the six months ended June 30, 2018. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2019 was 5%, flat from 5% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the six months ended June 30, 2019 was 13%, down from 15% for the six months ended June 30, 2018, due primarily to the increase in US direct sales as a percentage of revenue.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory distribution partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015. We are also a party to a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $1.4 million in revenues from the DDC arrangement in the six months ended June 30, 2019 and 2018. Regarding revenues recognized from our Constellation licensing arrangements, we have recognized $1.3 million and $1.2 million in the six months ended June 30, 2019 and 2018, respectively.

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

In May 2017, we launched Vistara, an NIPT that screens for single-gene disorders and offered as a complement to Panorama. Upon the launch of Vistara, we entered into an agreement with a laboratory partner to collaborate in improving test performance and to launch Vistara commercially.

In August 2017, we launched Signatera (RUO), which is a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies.

In October 2017, we expanded our Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities.

For the six months ended June 30, 2019, our revenues increased to $141.2 million from $125.4 million in the six months ended June 30, 2018. Panorama revenues accounted for $73.7 million, or 52%, of our revenues for the six months ended June 30, 2019 and $69.0 million, or 55%, of our revenues for the six months ended June 30, 2018. HCS revenues accounted for $47.0 million, or 33%, of our revenues for the six months ended June 30, 2019 and $39.7 million, or 32%, of our revenues for the six months ended June 30, 2018. A significant proportion of our revenues were derived from in-network payer contracts. For the six months ended June 30, 2019 and 2018, there were no customers exceeding 10% of total revenue on an individual basis. Revenues from customers outside of the United States were $18.5 million and $18.4 million for the six months ended June 30, 2019 and 2018, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros and Singapore Dollars.

Our net losses for the six months ended June 30, 2019 and 2018, were $66.5 million and $66.7 million, respectively. This included non-cash stock compensation expense of $9.9 million and $6.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $640.9 million.

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

Starting in the fourth quarter of 2015, we began recognizing licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. Starting in the second quarter of 2017, we began recognizing revenues from our Evercord offering.

Sales of Panorama, HCS and Vistara tests are recorded as product revenues.  Revenues recognized from tests processed through our Constellation software platform, Evercord and Signatera revenues, and revenue recognized from the Qiagen Agreement are reported in licensing and other revenues. As of June 30, 2019, we have commercially launched 15 licensing and service arrangements with laboratories under our cloud-based distribution model from which we recognized revenue from in the three months ended March 31, 2019.

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

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although many third-party payers have begun to reimburse for this. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, due to third-party payers declining to reimburse and through reduced reimbursement under the new code. This has had, and we expect it will continue to have, an adverse impact on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests. Because our revenues from Horizon continue to represent an increasing proportion of our overall revenues, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall revenue.

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

Product Revenues

Product revenues are derived from contracts with insurance carriers, laboratory partners and patients in connection with sales of prenatal genetic tests. The majority of our revenues are derived from Panorama NIPT, HCS, and to a lesser extent, other genetic tests. We enter into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered as third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, we sell tests to a number of domestic and international laboratory partners and identify the laboratory partners as customers provided that there is a test services agreement between us and them.

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

Product revenue is recognized in an amount that equals the total consideration (as described above) at a point in time when the test results are delivered. We reserve certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and six months ended June 30, 2019, $0.8 million and $1.3 million were released from amounts previously held in reserves in other accrued liabilities, and $0.9 million and $1.8 million of such reserves were released during the three and six months ended June 30, 2018, respectively. The release of amounts reserved were recognized as product revenue within that period.

Licensing and Other Revenues

We recognize licensing revenues from our Constellation cloud-based distribution model, pursuant to which we grant licenses to laboratories to access our proprietary bioinformatics algorithms through our cloud-based software to analyze the results of molecular workflows that such licensees perform in their laboratories.

We also recognize revenues from our Evercord offering for the processing and storage of newborn cord blood and cord tissue units, Signatera (RUO), and our Qiagen and BGI Agreements.

Results of operations

Comparison of the three months ended June 30, 2019 and 2018

	Three months ended
	June 30,		Change
	2019	2018	Amount	Percent
(In thousands except percentage)
Revenues
Product revenues	$65,099	$60,353	$4,746	7.9%
Licensing and other revenues	9,256	2,716	6,540	240.8
Total revenues	74,355	63,069	11,286	17.9
Cost and expenses
Cost of product revenues	41,382	39,204	2,178	5.6
Cost of licensing and other revenues	2,443	1,791	652	36.4
Research and development	12,124	11,852	272	2.3
Selling, general and administrative	47,042	37,440	9,602	25.6
Total cost and expenses	102,991	90,287	12,704	14.1
Loss from operations	(28,636)	(27,218)	(1,418)	5.2
Interest expense	(2,721)	(2,560)	(161)	6.3
Interest and other (expense) income, net	836	(3,933)	4,769	(121.3)
Loss before income taxes	(30,521)	(33,711)	3,190	(9.5)
Income tax expense	(1,895)	(113)	(1,782)	1,577.0
Net loss	$(32,416)	$(33,824)	$1,408	(4.2)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include primarily licensing of our Constellation software to our licensees and revenues from our Evercord business. Total revenues increased by $11.3 million, or 17.9%, when compared to the three months ended June 30, 2018. Effective January 1, 2018, revenues were reported under the new revenue recognition guidance, ASC 606.

Product Revenues

During the three months ended June 30, 2019, product revenues increased by $4.7 million, or 7.9%, as a result of continued revenue growth in Panorama and HCS tests. Panorama and HCS revenues had a net increase of $0.8 million and $2.9 million, respectively. A portion of the net increase in Panorama and HCS revenues pertained to cumulative catch-up revenue adjustments totaling $0.6 million and $0.4 million recognized in the current period, respectively, due to collections from appeals on claims in the prior periods. Revenues from other tests increased by $1.1 million. The number of Panorama and HCS tests accessioned continued to grow during the three months ended June 30, 2019 when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and Other Revenues

Licensing and other revenues increased by $6.5 million, or 241%, during the three months ended June 30, 2019 when compared to the three months ended June 30, 2018. Revenue recognized from the agreement we entered into with BGI was $5.0 million, revenue recognized from our agreement with Qiagen increased by $0.4 million due primarily to recognition of revenue based on completion of performance obligations in the current period compared the same period of the prior year, while revenues from our Evercord business increased by approximately $1.0 million, while revenues associated with our Constellation software licensing arrangements with our licensees and the associated IVD kits were approximately flat.

During the three months ended June 30, 2019, we processed 195,168 tests, comprised of approximately 181,800 tests accessioned and 12,000 Constellation units. Approximately 123,100 Panorama tests and 53,100 HCS tests were accessioned during the three months ended June 30, 2019. During the three months ended June 30, 2018, we processed approximately 162,807 tests, comprised of approximately 152,500 tests accessioned and 9,500 Constellation units. Approximately 105,300 Panorama tests and 41,800 HCS tests were accessioned during the three months ended June 30, 2018.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the three months ended June 30, 2019, total reported units were approximately 187,600, comprising of approximately 174,800 reported units that were accessioned and 11,500 Constellation units. Within this period, we recognized revenues on approximately 118,500 Panorama tests accessioned and 9,800 Panorama Constellation units, and approximately 51,700 HCS tests accessioned. During the three months ended June 30, 2018, total reported units were approximately 155,100, comprising of approximately 145,900 reported units that were accessioned and 9,200 Constellation units. Within this period, we recognized revenues on approximately 103,200 Panorama tests accessioned and 7,600 Panorama Constellation units, and approximately 38,700 HCS tests accessioned.

Revenues from customers outside of the United States were $12.0 million and $6.3 million for the three months ended June 30, 2019 and 2018, respectively.

Cost of Product Revenues

During the three months ended June 30, 2019, cost of product revenues increased by $2.2 million, or 5.6%, when compared to the three months ended June 30, 2018 primarily due to higher labor and overhead of approximately $3.2 million were allocated to product costs for support activities on both Panorama and HCS automation workflows.  Furthermore, we recorded higher costs related to inventory consumption of $0.8 million primarily driven by increase in billable cases, offset by a net decrease of $1.8 million of cost savings as we performed work that had previously been performed by third party vendors.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended June 30, 2019, when compared to the three months ended June 30, 2018, increased by $0.7 million, or 36.4%. During the three months ended June 30, 2019, the   increase in licensing costs was due primarily to increased volumes of materials and processing costs for our Evercord cord blood services and Signatera.

Research and Development

Research and development expenses during the three months ended June 30, 2019 increased by $0.3 million, or 2.3%, when compared to the three months ended June 30, 2018. The increases were primarily driven by increases in salary and consulting related expenditures.

Selling, General and Administrative

Selling, general and administrative expenses increased by $9.6 million, or 25.6%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $4.5 million resulting from the combined effect of headcount growth, bonuses and commissions, merit salary increases and stock-based compensation for additional stock awards to employees; higher outside service costs of $2.9 million in connection with legal fees paid to outside litigation counsel, higher travel related expenses of $0.3 million incurred from sales and marketing events, and higher corporate related expenses of $2.0 million associated with increased collection efforts by our third-party vendors and fees charged to customers paying for our tests on credit, offset partially by a net decrease in other marketing related activities and office related expenses of $0.1 million.

Interest Expense

Interest expense increased by $0.2 million in the three months ended June 30, 2019 compared to the same period in the prior year. The increase was primarily the result of the change in Libor rate in connection with our 2017 Term Loan.

Interest and Other Income

Interest and other income was $0.8 million for the three months ended June 30, 2019, compared to interest and other expense of $3.9 million in the same period of the prior year, an increase of  $4.7 million. This increase in interest and other income was the result of the higher balance maintained in our investment portfolio in the second quarter of 2019 due to proceeds from the Company’s equity offering which closed in April 2019, and a $4.0 million charge in the second quarter of 2018 from the revaluation of the warrants to ROS upon exercise.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,		Change
	2019	2018	Amount	Percent
(In thousands except percentage)
Revenues:
Product revenues	$128,463	$114,622	$13,841	12.1%
Licensing and other revenues	12,716	10,787	1,929	17.9
Total revenues	141,179	125,409	15,770	12.6
Cost and expenses:
Cost of product revenues	82,987	78,259	4,728	6.0
Cost of licensing and other revenues	4,141	3,328	813	24.4
Research and development	23,559	26,192	(2,633)	(10.1)
Selling, general and administrative	90,874	75,365	15,509	20.6
Total cost and expenses	201,561	183,144	18,417	10.1
Loss from operations	(60,382)	(57,735)	(2,647)	4.6
Interest expense	(5,445)	(4,949)	(496)	10.0
Interest and other (expense) income, net	1,289	(3,796)	5,085	(134.0)
Loss before income taxes	(64,538)	(66,480)	1,942	(2.9)
Income tax expense	(1,969)	(217)	(1,752)	807.4
Net loss	$(66,507)	$(66,697)	$190	(0.3)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include primarily licensing of our Constellation software to our licensees and revenues from our Evercord business. Total revenues increased by 15.8 million, or 12.6%, when compared to the six months ended June 30, 2018. Effective January 1, 2018, revenues were reported under the new revenue recognition guidance, ASC 606.

Product Revenues

During the six months ended June 30, 2019, product revenues increased by $13.8 million, or 12%, when compared to the six months ended June 30, 2018, as a result of continued revenue growth in Panorama and HCS tests. Panorama and HCS revenues had a net increase of $4.7 million and $7.3 million, respectively. A portion of the net increase in Panorama and HCS revenues pertained to cumulative catch-up revenue adjustments totaling $1.1 million and $0.8 million recognized in the current period, respectively, due to collections from appeals on claims in the prior periods. Revenues from other tests increased by $1.8 million. The number of Panorama and HCS tests accessioned continued to grow during the six months ended June 30, 2019 when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and Other Revenues

Licensing and other revenues increased by $1.9 million, or 18%, during the six months ended June 30, 2019 when compared to the six months ended June 30, 2018. Revenue recognized from the collaboration agreement we entered into with BGI was $5.0 million and revenues from our Evercord business increased $1.6 million, along with nominal revenue increases in our Signatera tests, and Constellation software licensing arrangements and the associated IVD kits; while revenues from the Qiagen agreement decreased by $4.9 million due to a one-time revenue recognition from the transfer of our technology license in the same period of the prior year.

During the six months ended June 30, 2019, we processed 394,655 tests, comprised of approximately 368,300 tests accessioned and 23,800 Constellation units. Approximately 249,500 Panorama tests and 107,400 HCS tests were accessioned during the six months ended June 30, 2019. During the six months ended June 30, 2018, we processed approximately 327,162 tests, comprised of approximately 306,400 tests accessioned and 19,300 Constellation units. Approximately 212,100 Panorama tests and 83,300 HCS tests were accessioned during the three months ended June 30, 2018.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the six months ended June 30, 2019, total reported units were approximately 373,400, comprising of approximately 348,200 reported units that were accessioned and 22,800 Constellation units. Within this period, we recognized revenues on approximately 238,000 Panorama tests accessioned and 19,300 Panorama Constellation units, and approximately 101,500 HCS tests accessioned. During the six months ended June 30, 2018, total reported units were approximately 302,300, comprising of approximately 283,800 reported units that were accessioned and 18,500 Constellation units. Within this period, we recognized revenues on approximately 200,200 Panorama tests accessioned and 15,100 Panorama Constellation units, and approximately 75,900 HCS tests accessioned.

Revenues from customers outside of the United States were $18.5 million and $18.3 million for the six months ended June 30, 2019 and 2018, respectively.

Cost of Product Revenues

During the six months ended June 30, 2019, cost of product revenues increased by $4.7 million, or 6.0%, when compared to the six months ended June 30, 2018 primarily due to higher overhead of approximately $1.9 million allocated to product costs for support activities on both Panorama and HCS automation workflows. In addition, we experienced an increase in volume of tests processed, which resulted in an increase in direct material costs of $1.6 million, with the majority of materials consumed by our in-house HCS automation workflow, and higher labor and consulting services increased by $1.2 million primarily driven by the increase of billable units.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues, when compared to the six months ended June 30, 2018, increased by $0.8 million, or 24.4%. During the six months ended June 30, 2019, the increase in licensing costs was due primarily to increased volumes of materials and processing costs for our Evercord cord blood services and Signatera.

Research and Development

Research and development expenses during the six months ended June 30, 2019 decreased by $2.6 million, or 10.1%, when compared to the six months ended June 30, 2018. The decrease was primarily driven by performance of work that had previously been performed by third party vendors, shifting $1.5 million of expenses to cost of product and license revenues.  In addition, an impairment charge of $1.6 million was recorded in the six months ended June 30, 2018 for certain project development costs that were subsequently written off, and no such costs were recorded in the six months ended June 30, 2019. This was offset by increased expenses in clinical trials of $0.5 million and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $15.5 million, or 20.6%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $8.0 million resulting from the combined effect of headcount growth in sales and marketing offset partially by a reduction in general and administration resulting from moving certain billing functions to a third party vendor, bonuses and commissions, merit salary increases and stock-based compensation for additional stock awards to employees; higher outside service costs of $3.7 million primarily in connection with legal fees paid to outside litigation counsel, higher travel related expenses of $0.5 million incurred from sales and marketing events, expenses associated with increased third party billing and collection efforts by our third-party vendors and fees charged to customers paying for our tests on credit of $2.4 million, and higher corporate related and office expenses of $1.4 million, offset partially by a decrease in marketing and communication related activities of $0.5 million.

Interest Expense

Interest expense increased by $0.5 million in the six months ended June 30, 2019 compared to the same period in the prior year. The increase was the combined result of $0.3 million of interest incurred in connection with our 2017 Term Loan, and $0.2 million of interest charged at the variable interest rate on the Credit Line, primarily related to a change in LIBOR rate.

Interest and Other Income

Interest and other income was $1.3 million for the six months ended June 30, 2019, compared to interest and other expenses of $3.8 million in the same period of the prior year, an increase of $5.9 million. This increase in interest income was the result of the higher balance maintained in our investment portfolio in the second quarter of 2019, and a $4.0 million charge in the second quarter of 2018 from the revaluation of the warrants to ROS upon exercise.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2019, we had a net loss of $66.5 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2019, we had an accumulated deficit of $640.9 million. We had $30.0 million in cash and cash equivalents, $208.1 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $73.5 million of net carrying amount of the 2017 Term Loan.

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

On April 23, 2019, we completed an underwritten equity offering to sell 5,263,158 shares of our common stock at a price to the public of $19 per share.  On April 26, we sold an additional 789,473 shares of our common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.5 million, we received proceeds of $108.1 million net of underwriting discount.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 8, 2019.

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

For the three months ended June 30, 2019 and 2018, we recorded interest expense of $0.5 million and $0.4 million, respectively; and $0.9 million and $0.7 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Interest payments on the Credit Line were made within the same periods. As of June 30, 2019, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

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

In April 2019, we entered into a second amendment of the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. The second amendment reduced the interest rate to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR from the prior sum of (i) 8.50% plus (ii) the higher of 1.00% of LIBOR, provided we draw the minimum capacity of $25.0 million. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, we issued an additional 25,000 shares of its common stock to OrbiMed as of April 29, 2019. As of June 30, 2019, the we did not exercise such option.

For the three months ended June 30, 2019 and 2018, we recorded interest expense totaling $2.2 million and $2.0 million, respectively, and $4.5 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively, which also included the amortization of debt discount. In addition, we made interest payments totaling $4.3 million and $4.0 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the amount of unamortized debt discount was $1.5 million, and the net carrying amount of the debt was $73.5 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
(Amounts in thousands)		(As Revised)
Cash (used in) provided by operating activities	$(35,751)	$(34,497)
Cash provided by investing activities	(100,995)	33,684
Cash provided by financing activities	115,725	6,052
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,021)	5,239
Cash, cash equivalents and restricted cash, beginning of period	51,004	13,021
Cash, cash equivalents and restricted cash, end of period	$29,983	$18,260

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2019 was $35.8 million. The net loss of $66.5 million includes $18.4 million in non‑cash charges resulting from $4.0 million of depreciation and amortization, $3.8 million of amortization of the operating right-of-use assets on a straight-line basis subsequent to the adoption of ASC 842, $9.9 million of stock-based compensation expense; amortization of debt discount, premium amortization and discount accretion on investment securities totaling $0.4 million, $0.2 million of inventory excess adjustments, and $0.1 million in other non-cash charges. Operating assets had $16.6 million cash outflow resulting from $0.8 million increases in accounts receivable, $1.8 million increases in inventory, $4.5 million increases in prepaid and other current assets, $9.5 million increases in other assets. Operating liabilities generated cash inflows of $28.9 million due to an increase of deferred revenues of $35.5 million primarily driven by prepaid license, royalties and one milestone payment from BGI, and an increase in other accrued liabilities by  $2.3 million, offset by a  decrease in accounts payable of $6.4 million and a decrease in accrued compensation of $2.5 million.

Cash used in operating activities during the six months ended June 30, 2018 was $34.5 million. The net loss of $66.7 million includes $16.5 million in non‑cash benefits resulting from $6.5 million of stock-based compensation expense, $4.1 million of remeasurement loss on the change in the fair value of our warrant liability, $3.7 million of depreciation and amortization, an impairment charge of $1.5 million recorded to write off the project development costs previously capitalized following our decision to terminate a cell-free DNA extraction automation project, $0.3 million of premium amortization and discount accretion on investment securities, $0.2 million of amortization of debt discount in connection with our 2017 Term Loan, and $0.2 million of inventory excess adjustments.  Operating assets generated cash outflows of $14.3 million primarily due to a $12.8 million increase in accounts receivable and a $3.5 million increase in inventory, offset by a $1.6 million reduction in prepaid expenses and other current assets and a $0.4 million decrease in other assets. Operating liabilities generated cash inflows of  $30.0 million due to an increase in deferred revenue of $35.9 million primarily driven by prepaid sales-based royalties and performance obligations not yet delivered to Qiagen,  offset by decreases in deferred rent of $0.3 million, other accrued liabilities of $3.8 million, accrued compensation of $1.0 million and accounts payable of $0.8 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 totaled $101.0 million, which was comprised of purchasing new investments of $162.2 million, acquisitions of property, plant and equipment of $1.6 million, offset by $62.8 million in proceeds resulting from maturities of investments.

Cash provided by investing activities for the six months ended June 30, 2018 totaled $33.7 million, which was comprised of $55.5 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $20.6 million and acquisitions of property and equipment of $1.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 and 2018 totaled $115.7 million and $6.1 million, respectively. The cash proceeds were primarily comprised $107.6 million net of underwriting discount and issuance costs from the equity offering completed in the second quarter of 2019. The remainder were comprised of proceeds from exercise of stock options and shares purchased from the employee stock purchase plan.

Contractual Obligations and Other Commitments

Except as follows,  there were no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2018.

In April 2019, we entered into a two year contractual agreement with a supplier of gene sequencing reagents and kits, which requires a minimum annual purchase commitment through April 2021 totaling approximately $1.4 million.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $1.3 million based on our $125.2 million gross debt outstanding, including principal and accrued interest as of June 30, 2019. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the borrowing rate of 100 basis points would increase our annual interest income by approximately $2.1 million annually in relation to amounts we would expect to earn, based on our short-term investments as of June 30, 2019.

Foreign Currency Exchange Rate Fluctuations

Our operations are currently conducted primarily in the United States. As we expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign‑currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside of the United States. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, we implemented certain internal controls in connection with our adoption of ASC 842.  There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended June 30, 2019 and the year ended December 31, 2018, 49% and 55%, respectively, of our revenues were derived from sales of our Panorama NIPT. Although we are growing our revenues from other products, in particular our Horizon carrier screen, we expect to continue to derive a significant portion of our revenues from the sales of Panorama. Continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

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

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of Panorama that are necessary for Panorama to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our other products and programs, including our Horizon carrier screen product, our Signatera cancer screening offering, our Evercord cord blood banking service, and our Prospera transplant rejection test;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering, and our recent public equity offering. Our net loss for the three months ended June 30, 2019 and 2018 was, respectively, $32.4 million and $33.8 million. As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $640.9 million and $574.6 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase adoption of, and reimbursement for, Panorama and our other products, improve these products, and research and develop and commercialize new products, an increasing proportion of which are in industries that are new to us, including oncology and transplant rejection.

In addition, the rate of growth in our revenues has generally been negative, low or flat in recent periods, and this trend may continue in future periods, including if the rate of growth of our test volumes slows. In particular, a significant element of our business strategy is to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues especially if we are unable to increase adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

As further discussed in the risk factor entitled “—We may not be successful in commercializing our cloud-based distribution model,” our results of operations may be adversely affected if we do not sell a sufficient volume of tests under our cloud-based distribution model to offset the lower revenues per test performed under that model. As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have also encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industry, such as those described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations, and our business may suffer.

Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations.

Our success will depend in part on our ability to effectively introduce enhanced or new offerings. We continue to focus our research and development efforts on prenatal products, and have recently expanded our platform and are applying our expertise in processing and analyzing cell-free DNA in the fields of cancer diagnostics and transplant rejection. In recent years we have launched several new products or enhanced versions of existing products, including our first offering in oncology, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients’, clinicians’ and payers’ attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

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

Our quarterly results of operations, including our revenues, gross margin, net loss and cash flows, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly results include, without limitation, those listed elsewhere in this “Risk Factors” section. In addition, our quarterly results have historically fluctuated because we generally recognize costs as they are incurred, but, prior to 2018, recorded most revenue only upon receipt of payment, and as a result typically experienced a delay in the related revenue recognition. However, beginning in 2018, we transitioned to accrual accounting in accordance with ASC 606 issued by the Financial Accounting Standards Board, as further described in “Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements—New Accounting Pronouncements Not Yet Adopted” in the Notes to Consolidated Financial Statements. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

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

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Myriad Genetics, Inc., which has acquired Counsyl, Inc.; Bio-Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; and Progenity. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Myriad Genetics, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; and GenPath Diagnostics, a business unit of Bio-Reference. In cord blood and tissue banking, we compete with companies such as

Cord Blood Registry; ViaCord, a division of PerkinElmer, Inc.; Cryo-Cell International, Inc.; LifeBankUSA; Americord Registry LLC; and StemCyte USA. In the field of cancer diagnostics through liquid biopsy tests, which are the same type of cancer diagnostic tests as Signatera, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc. and Foundation Medicine, Inc., both subsidiaries of Roche; Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc.; Genomic Health Inc.; and ArcherDX, Inc. In the field of transplant rejection, we face competition from various companies that offer or seek to offer competing solutions, such as CareDx, Inc. We expect that the number of competitors in these spaces will continue to increase.

Some of our competitors’ products and services are sold at a lower price than ours, which could cause sales of our tests and services to decline or force us to reduce our prices. Our current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. We are increasingly subject to litigation from our competitors; for example, as disclosed elsewhere in this report, we are in active litigation with both Illumina and CareDx. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

We may not be successful in commercializing our cloud-based distribution model.

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including in the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of May 1, 2019, only 14 licensees are using Constellation commercially to market NIPT products, and one licensee is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

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

Approximately 79.2% and 83% of our revenues for the three months ended June 30, 2019 and the year ended December 31, 2018, respectively, were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions; we continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties”; moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As described further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported class action lawsuit was recently filed against us, alleging that we sent an unauthorized text message to a plaintiff’s cellular telephone. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion—for example our agreement with a transplant diagnostics company to co-market our Prospera kidney transplant rejection test in conjunction with our direct sales force—we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

We rely on internal and third-party data centers and platforms to host our laboratory and cloud-based software, and any interruptions of service or failures may impair our laboratory operations or the delivery of our cloud-based services and harm our business.

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third-party data center hosting facilities operated by Amazon Web Services, or AWS, located in the United States and in the European Union. These algorithms cannot currently be run other than through the DNAnexus platform; they are currently used to run our Panorama NIPT and NIPT analysis for our Constellation licensees, as well as Horizon, Signatera, and certain of our research and development activities, and we plan to utilize the platform for additional applications in the future, including our Prospera transplant rejection test. In the event of any technical problems that may arise in connection with our on-site data center, the DNAnexus platform, or the AWS servers on which the DNAnexus platform is hosted, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud-based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

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

Panorama, Horizon and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we have experienced and will likely continue to experience on occasion as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing process, as we recently did in implementing significant updates to our Horizon workflow. Any refinements we make to our testing processes may not improve our tests as we expect and may result in unanticipated issues that may adversely affect our test performance as described above. For example, we experienced longer than expected turnaround times following the implementation of our updated Horizon workflow in 2018. Such operational, technical and other difficulties adversely affect test performance, may impact the commercial attractiveness of our products, and may increase our costs or divert our resources, including management’s time and attention, from other projects and priorities. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate.

In addition, as further discussed in the risk factor entitled “If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected,” we only recently launched our Evercord service, which is in a market in which we previously had no experience; we also recently launched our Vistara NIPT and our Signatera liquid biopsy test. Any failure to meet consumer expectations could harm our reputation.

We rely on third-party laboratories to perform portions of our service offerings.

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA certified laboratories. For example, a portion of our Horizon carrier screening testing and our Vistara single-gene mutations testing is performed by third-party laboratories. In addition, we contract with a third-party laboratory to perform the processing and storage of our Evercord customers’ cord blood and cord tissue samples. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third-party laboratories that we contract with have in the past had, and occasionally continue to have, issues with delivering results to us or resolving issues with us within the time frames we expected or established in our contracts with them, which sometimes results in longer than expected turnaround times for, or negatively impacts the performance of, these tests and services. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations to us in a timely manner and in accordance with the standards that we and our customers expect, our ability to service our customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, when these issues arise, we have had to expend time, management attention and other resources to address and remedy such issues.

We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for our Panorama, Vistara, Signatera or Evercord offerings. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories’ facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these tests and services. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins may suffer.

If we are unable to successfully grow revenues for our products or services in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama, such as Horizon, Spectrum, Anora, Vistara, Evercord, Signatera or Prospera, is uncertain and is subject to many of the risks we face with respect to Panorama. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent to or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights, which has occurred, as disclosed elsewhere in these Risk factors, with respect to active litigation with Illumina regarding Panorama and with CareDx regarding Prospera. In particular, because our revenues from Horizon continue to represent an increasing proportion of our overall revenues, any adverse impact we experience with respect to Horizon could result in an impact to our overall revenues, or a component of such overall revenues; for example, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall blended average selling price. If we are not able to increase adoption of and grow revenues for these products or services, our business and results of operations may be adversely affected.

We launched our Evercord cord blood and cord tissue banking service in April 2017; our Vistara single-gene mutations screening test in May 2017; our Signatera (RUO) recurrence monitoring liquid biopsy offering for research use in August 2017; our twin pregnancies screening capability for Panorama in October 2017; our Signatera CLIA test in 2019; and we began to focus research, development and commercialization efforts on our planned Prospera transplant rejection test in 2018. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering, including risks inherent in launching multiple new offerings simultaneously. Moreover, our Evercord offering is in an industry that is new to us and that includes competitors who have been operating for many years. We may face unforeseen difficulties in a number of areas, including with Bloodworks Northwest, or Bloodworks, which is our partner providing the processing and storage services, and storage facility, for this offering; our other suppliers and service providers; our and Bloodworks’ ability to maintain required regulatory registrations from the FDA or accreditations from AABB; or disruption of our business and distraction of our employees and management, as described in the risk factor entitled “If we are unable to successfully scale our operations, our business could suffer.” Our Signatera offering and our planned Prospera test, while based upon molecular diagnostic technology, are in fields that are new to us; and Vistara is subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Evercord, Vistara, Signatera or Prospera offerings will be successful.

If our sole CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing, our Vistara single-gene mutations testing, and the processing and storage of cord blood and cord tissue for our Evercord offering. While we are in the process of scaling up our laboratory facility in Austin, Texas to support continued growth in our Panorama and Horizon tests, we currently have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our San Carlos, California laboratory facility. In addition, our Signatera test is currently performed at this facility, and we also plan to perform our Prospera test, once commercially launched, at this facility; we expect that our efforts in oncology and transplant rejection will represent significant areas of focus for us, both operationally and financially, in the near term. This laboratory facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, including for Panorama and Signatera as described below, as well as those that are required to run our recently updated Horizon workflow, and our blood collection tubes, are sole sourced.

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

In addition, our Panorama test is currently only validated to be performed using Streck, Inc., or Streck’s, blood collection tubes, and Streck is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. Similarly, all of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. Furthermore, the blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we could be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. In addition, Streck’s blood collection tubes have not been registered as a medical device in all countries in which we market our Panorama test. As discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model,” the regulatory authorities in some of these countries may determine that such registration is required, which could impact our ability to offer Panorama in such countries. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

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

For example, in May 2019, we were notified of a data security incident that compromised the computer systems of Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency, or AMCA, one of our third party vendors, and affected a limited number of our patients whose data was stored in AMCA’s systems. While the accessed data did not include Social Security numbers, the credit card information of a small number of the patients was compromised. We have notified the affected individuals as required by HIPAA.

Our cloud-based distribution model adds additional data privacy risk, as certain personal health and other information may be sent to and stored in the cloud by our laboratory licensees, many of which are located outside of the United States. We contractually prohibit our licensees from sending personally identifiable information to our cloud servers, and the vendor that hosts our software in the cloud is contractually required to comply with data privacy laws, such as HIPAA and GDPR. However, we cannot be certain that these third parties will comply with the terms of our agreements, nor that they will not experience security breaches or other disruptions.

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

Our overall test volumes grew from approximately 447,600 to 515,200 and further to 668,600 tests processed during the years ended December 31, 2016, 2017 and 2018, respectively, and since 2009 we have launched 11 product offerings, four of them in 2017 alone, and an additional two offerings in 2019. We processed approximately 195,168 tests in the three months ended June 30, 2019. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows, as with Panorama in 2017 and Horizon in 2018. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and, with respect to our Evercord offering, storage capacity, and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama, Horizon and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as has happened in the past when we experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters in San Carlos, California to our facility in Austin, Texas. We have recently transitioned a component of our insurance billing operations to a third party service provider, and may face similar challenges in connection with this transition. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We launched four new products in 2017 alone, two of which are in markets or industries that are new to us, with two additional offerings in 2019, one of which is in a third market, transplant rejection, that is also new to us. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

While we have increased the focus of our commercial efforts on our U.S. direct sales force, we continue to rely on relationships with laboratory and other partners to sell Panorama and our other products, both in the United States and internationally. For example, we have entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, we will rely on Qiagen for the distribution of an NIPT based on our Panorama test, on a new sequencing platform that has not yet been fully validated for our test to be run in a commercially viable manner; we have also recently entered into an agreement with a transplant diagnostics company to co-market our Prospera test in conjunction with our direct sales force. Distributing Panorama and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could stop selling our products, reduce their marketing efforts in respect of our products, develop and commercialize or otherwise sell competing products, or otherwise breach their agreements with us. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible for our partners’ sales and marketing activities. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are continually evaluating and pursuing various strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

From time to time, we may enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions. Because we have not made any such acquisitions or dispositions to date, our ability to do so successfully is unproven. Even if we identify suitable transactions, we may not be able to complete such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of an acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses, result in accounting charges, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

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

As of June 30, 2019 and December 31, 2018, we had approximately $123.6 million and $127.3 million, respectively, of debt outstanding with accrued interest. In August 2017, we completed our 2017 Term Loan under which we borrowed $75.0 million. In addition, we have $50.1 million outstanding under our Credit Line with UBS, including unpaid interest. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our 2017 Term Loan contains various restrictive covenants and is secured by substantially all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt; conversely, our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the 2017 Term Loan or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity. Any refinancing of our existing indebtedness or the incurrence of additional indebtedness could have similar or more restrictive terms.

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

DNA testing, like that conducted using Panorama, Horizon, Signatera, and our other products, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Patients may also refuse to use genetic tests even if permissible, for similar reasons; they may also refuse genetic testing due to concerns regarding eligibility for life or other insurance. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for services and products enabled by our technology platform, either of which could harm our business.

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

Reimbursement and Regulatory Risks Related to Our Business

If we are unable to expand, maintain or obtain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. We do not expect to receive reimbursement for a significant number of Panorama tests for average-risk patients and for microdeletions that we performed in the quarter ended June 30, 2019. In addition, we have recently commercially launched our Signatera oncology test as a laboratory developed test, or LDT, and it remains unclear whether and to what extent liquid biopsy or other oncology sequencing tests will be reimbursed. We are also working to commercially launch our Prospera transplant rejection test, and while we are basing our reimbursement estimates on the rate at which a similar test currently on the market is reimbursed, we cannot guarantee that our test, once developed, will be reimbursed at the same or a similar rate, nor that the current rate will be in effect when we launch our test. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

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

In addition, a CPT code for microdeletions took effect in January 2017. We have experienced low average reimbursement rates for microdeletions under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, due to third-party payers declining to reimburse and as a result of reduced reimbursement, under the code, which has had, and we expect to continue to have, an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening tests took effect in January 2019. The new code has caused and may continue to cause reimbursement rates for our broader Horizon carrier screening panel to decrease because those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

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

Our revenues from Medicare are currently very small, given the population that Medicare covers, and the fact that our testing generally is not received by Medicare beneficiaries. As a result, we do not expect our Medicare revenues to change materially with regard to NIPT. However, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues. Furthermore, we expect that Medicare reimbursement will impact our future revenue from our Signatera CLIA test, as well as our planned Prospera test, as the significant majority of transplant patients are covered by Medicare.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program. In addition, many Medicaid programs have entered into agreements with managed care plans to have the managed care plans manage the provision of healthcare to that Medicaid program’s beneficiaries, including exclusive arrangements with large national laboratory providers. In order for us to enter into contracts to provide our testing services to beneficiaries who are enrolled with a Medicaid managed care plan, we must first be recognized as a Medicaid provider in that state, and then contract with the applicable Medicaid managed care program. As of August 1, 2019, we are recognized by 47 states as a Medicaid provider. It is likely that we will not be able to be recognized as a provider by additional Medicaid programs because some states require that a provider maintain a physical laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. Even if we are recognized as a provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition and as noted above, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, our testing is not reimbursed or only reimbursed at a very low dollar amount by many state Medicaid programs. In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

We are in network, or under contract, with the significant majority of third-party payers from whom we receive reimbursement; this means that we have agreements with most third-party payers that govern approval or payment terms. However, these contracts do not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements have policies that state they will not reimburse for use of NIPTs for average-risk pregnancies or for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our agreements require a physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have increasingly required prior authorization to be obtained prior to conducting a test, as a condition to reimbursing for the test. This has placed a burden on our billing operations as we have to dedicate resources to ensuring that these requirements are met and to conduct follow-up and address issues as they arise, and has also impacted our results of operations, including our gross margins, since the fourth quarter of 2017, when these requirements began to take effect. To the extent we or the physicians ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled. This has occurred in some cases and may occur more frequently in the future, which does and would have an adverse impact on our revenues.

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

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we are initially commercializing our Signatera CLIA laboratory test and our planned Prospera test as LDTs. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing. This could adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. An example of an attempt to scale back PPACA came through the passing of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act repeals the individual mandate under PPACA, which required consumers to buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that fewer consumers may carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests, which could impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of “essential health benefits” and we do not know whether Panorama or our other tests will fall into a benefit category deemed “essential” for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

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

Many of the sequencers, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale for research use only, or RUO. In addition, our Signatera (RUO) test is a research use only offering. Products that are intended for research use only and are labeled as RUO are exempt from compliance with FDA requirements, including the approval, clearance or authorization and other product quality requirements for medical devices. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution of the product, including how the product is marketed and to whom. In addition, many of the reagents used to perform our testing are offered for sale as analyte specific reagents, or ASRs. ASRs are medical devices and must comply with QSR provisions and other device requirements, but most are exempt from 510(k) and PMA premarket review. The FDA could disagree with a supplier’s assessment that the supplier’s products are ASRs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, such as us with respect to Signatera (RUO), including requiring the supplier to cease offering the product while it seeks clearance, approval or authorization. Suppliers of RUO products that we employ in our other tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

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

In addition, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, on or about March 26, 2019, CareDX, Inc., or CareDX, our primary competitor in the transplant rejection testing field, filed suit against us in the United States District Court for the District of Delaware. The suit alleges that we infringed two of CareDX’s patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. On or about April 10, 2019 CareDX filed another suit against us in the United States District Court for the District of Delaware. This suit alleges false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements we have made regarding our Prospera product and how it compares to CareDX’s Allosure product. The complaint seeks unspecified damages and injunctive relief. We continue to defend both of these matters vigorously, but cannot provide any assurance as to the ultimate outcome of either matter or that an adverse resolution to either matter or both matters would not have a material adverse effect on our financial condition and results of operations. We are unable to predict the ultimate outcome of either matter and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome of either matter.

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

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we rely on these exemptions, which could result in a less active trading market for our common stock and increased volatility in our stock price. We will remain an emerging growth company until December 31, 2019.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, beginning with our annual report on Form 10-K for the year ending December 31, 2019.

Although we determined that our internal control over financial reporting was effective as of December 31, 2018, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

As of June 30, 2019, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 23.06% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

NATERA, INC.

Date: August 8, 2019	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)