Form 10-Q
period 2019-09-30
Natera, Inc.
filed 2019-11-08
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2019

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

As of October 31,  2019, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 77,528,812.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

•	our expectations of the reliability, accuracy, and performance of Panorama, as well as expectations of the benefits to patients, providers, and payers of Panorama;
•	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests, including our more recent offerings;
•	our efforts to successfully develop and commercialize our technology and expertise in prenatal testing into oncology and transplant rejection applications;
•	the effect of improvements in our cost of goods sold;
•	our estimates of the total addressable markets for our current and potential product offerings;
•	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our current and future tests;
•	the effect of changes in the way we account for our revenue;
•

our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreements with Qiagen, BGI Genomics Co., Ltd. and Foundation Medicine, Inc., and our ability to enter into additional such partnerships in the future and achieve the anticipated benefits from such partnerships;

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

•	our expectations of the rate of adoption of Panorama and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
•	our ability to complete clinical studies and publish clinical data in peer-reviewed medical publications regarding Panorama and any of our current or future tests;
•	our SMART study and our ongoing and planned trials in oncology and transplant rejection;
•	our reliance on our partners to market and offer Panorama and Signatera in the United States and in international markets;
•	our estimates regarding our costs and risks associated with our international operations and international expansion;
•	our ability to retain and recruit key personnel;
•	our reliance on our direct sales efforts;
•	our expectations regarding acquisitions, other strategic transactions and strategic operations;
•	our ability to fund our working capital requirements;
•	our compliance with federal, state, and foreign regulatory requirements;
•	the factors that may impact our financial results; and
•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,609	$46,407
Restricted cash	55	4,597
Short-term investments	186,700	107,461
Accounts receivable, net of allowance of $2,277 in 2019 and $1,788 in 2018	58,905	62,223
Inventory	12,514	13,633
Prepaid expenses and other current assets	13,954	6,197
Total current assets	323,737	240,518
Property and equipment, net	19,027	24,336
Operating lease right-of-use assets	24,807	—
Other assets	12,679	3,317
Total assets	$380,250	$268,171
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,236	$14,587
Accrued compensation	14,238	12,668
Other accrued liabilities	38,702	32,442
Deferred revenue, current portion	25,667	4,131
Short-term debt financing	50,131	50,153
Total current liabilities	137,974	113,981
Long-term debt financing	73,583	73,357
Deferred rent, net of current portion	—	8,613
Deferred revenue, long-term portion	56,174	40,058
Operating lease liabilities, long-term portion	27,825	—
Total liabilities	295,556	236,009

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2019 and December 31, 2018, respectively; 70,850 and 62,083 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	7	7
Additional paid in capital	747,817	607,236
Accumulated deficit	(663,988)	(574,529)
Accumulated other comprehensive income (loss)	858	(552)
Total stockholders’ equity	84,694	32,162
Total liabilities and stockholders’ equity	$380,250	$268,171

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues
Product revenues	$66,936	$62,662	$195,399	$177,284
Licensing and other revenues	10,973	2,618	23,689	13,405
Total revenues	77,909	65,280	219,088	190,689
Cost and expenses
Cost of product revenues	40,138	39,477	123,125	117,736
Cost of licensing and other revenues	3,742	2,202	7,883	5,530
Research and development	12,796	12,393	36,355	38,585
Selling, general and administrative	56,715	38,374	147,589	113,739
Gain from disposal of business	(14,388)	—	(14,388)	—
Total cost and expenses	99,003	92,446	300,564	275,590
Loss from operations	(21,094)	(27,166)	(81,476)	(84,901)
Interest expense	(2,672)	(2,781)	(8,117)	(7,730)
Interest and other income (expense), net	673	449	1,962	(3,347)
Loss before income taxes	(23,093)	(29,498)	(87,631)	(95,978)
Income tax expense	(44)	(118)	(2,013)	(335)
Net loss	$(23,137)	$(29,616)	$(89,644)	$(96,313)
Unrealized gain (loss) on available-for-sale securities, net of tax	63	(36)	1,410	(128)
Comprehensive loss	$(23,074)	$(29,652)	$(88,234)	$(96,441)

Net loss per share (Note 14):
Basic	$(0.33)	$(0.49)	$(1.33)	$(1.71)
Diluted	$(0.33)	$(0.49)	$(1.33)	$(1.71)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	70,456	60,570	67,198	56,462
Diluted	70,456	60,570	67,198	56,462

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three months ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of June 30, 2018	55,454	$6	$491,887	$(858)	$(513,072)	$(22,037)
Issuance of common stock upon exercise of stock options	985	—	7,867	—	—	7,867
Issuance of common stock in connection with Q3'18 equity offering, net	5,175	1	96,776	—	—	96,777
Vesting of restricted stock	59	—	—	—	—	—
Stock-based compensation	—	—	3,616	—	—	3,616
Unrealized gain on available-for sale securities	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(29,616)	(29,616)
Balance as of September 30, 2018	61,673	$7	$600,146	$(894)	$(542,688)	$56,571

	Nine months ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2017	54,040	$6	$472,552	$(766)	$(446,375)	$25,417
Issuance of common stock upon exercise of stock options	1,773	—	12,063	—	—	12,063
Issuance of common stock under employee stock purchase plan	206	—	1,855	—	—	1,855
Issuance of common stock in connection with Q3'18 equity offering, net	5,175	1	96,776	—	—	96,777
OrbiMed warrant liability reclass to equity & net shares issued	333	—	6,762	—	—	6,762
Vesting of restricted stock	146	—	—	—	—	—
Stock-based compensation	—	—	10,138	—	—	10,138
Unrealized gain on available-for sale securities	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(96,313)	(96,313)
Balance as of September 30, 2018	61,673	$7	$600,146	$(894)	$(542,688)	$56,571

Natera, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three months ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2019	70,035	$7	$733,137	$795	$(640,851)	$93,088
Issuance of common stock upon exercise of stock options	670	—	4,433	—	—	4,433
Vesting of restricted stock	145	—	—	—	—	—
Stock-based compensation	—	—	10,247	—	—	10,247
Unrealized gain on available-for sale securities	—	—	—	63	—	63
Net loss	—	—	—	—	(23,137)	(23,137)
Balance as of September 30, 2019	70,850	$7	$747,817	$858	$(663,988)	$84,694

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2018	62,083	$7	$607,236	$(552)	$(574,529)	$32,162
Issuance of common stock upon exercise of stock options	2,138	—	10,416	—	—	10,416
Issuance of common stock under employee stock purchase plan	132	—	2,147	—	—	2,147
Issuance of common stock for public offering, net	6,053	—	107,595	—	—	107,595
Issuance of common stock to Orbimed	25	—	506	—	—	506
Vesting of restricted stock	419	—	—	—	—	—
Stock-based compensation	—	—	20,102	—	—	20,102
Unrealized gain on available-for sale securities	—	—	—	1,410	—	1,410
Cumulative-effect adjustment upon adoption of ASU 2018-07	—	—	(185)	—	185	—
Net loss	—	—	—	—	(89,644)	(89,644)
Balance as of September 30, 2019	70,850	$7	$747,817	$858	$(663,988)	$84,694

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2019	2018

Operating activities
Net loss	$(89,644)	$(96,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,921	5,574
Non-cash lease expense	5,807	—
Stock-based compensation	20,102	10,138
Premium amortization and discount accretion on investment securities	400	264
Amortization of debt discount	336	293
Interest accrued for borrowings and claims related settlement	—	189
Inventory excess adjustments	719	230
(Gain) loss on disposal of property and equipment	—	(12)
Impairment of assets	1,310	1,544
Impairment of right-of-use assets	361	—
Loss on investments	—	42
Loss from changes in fair value of warrants	—	4,119
Provision for doubtful accounts	497	152
Other non-cash charges (benefits)	(22)	—
Gain on disposal of business	(14,388)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,491)	(16,460)
Inventory	400	(3,477)
Prepaid expenses and other current assets	(9,321)	2,371
Other assets	(9,299)	302
Accounts payable	(5,194)	967
Accrued compensation	1,569	(13)
Other accrued liabilities	1,683	(3,798)
Deferred revenue	42,864	36,586
Deferred rent, net of current portion	—	(466)
Net cash used in operating activities	(48,390)	(57,768)

Investing activities
Purchases of investments	(197,009)	(115,066)
Proceeds from sale of investments	—	37,387
Proceeds from maturity of investments	118,780	52,600
Net proceeds from disposal of business	9,675	—
Purchases of property and equipment, net	(2,554)	(1,770)
Net cash provided by (used in) investing activities	(71,108)	(26,849)

Financing activities
Proceeds from exercise of stock options	10,416	12,063
Proceeds from issuance of common stock under employee stock purchase plan	2,147	1,855
Proceeds from public offering, net of issuance costs	107,595	96,777
Net cash provided by financing activities	120,158	110,695

Net (decrease) increase in cash, cash equivalents and restricted cash	660	26,078
Cash, cash equivalents and restricted cash, beginning of period	51,004	13,021
Cash, cash equivalents and restricted cash, end of period	$51,664	$39,099

Supplemental non-cash investing and financing activities:
Obtaining right-of-use assets in exchange for lease liabilities	$28,191	—
Purchases of property and equipment in accounts payable and accruals	$56	$—

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; and Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. The Company also offers SignateraTM, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual's tumor. The Company offered Evercord through September 2019, which is a cord blood and cord tissue processing and storage service. The Evercord service line was sold to a third-party buyer in September 2019 (Note 12). Further, the Company has expanded its Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

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

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $89.6 million for the nine months ended September 30, 2019 and recorded a cumulative-effect adjustment of $0.2 million upon the adoption of ASU 2018-07 on January 1, 2019, which increased the accumulated deficit to $664.0 million at September 30, 2019 from $574.6 million at December 31, 2018. At September 30, 2019, the Company had $51.7 million in cash and cash equivalents, $186.7 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10) including accrued interest, and $73.6 million of net carrying amount of the 2017 Term Loan (as defined in Note 10). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

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

On October 17, 2019, the Company completed an underwritten equity offering to sell 5,714,286 shares of its common stock at a price to the public of $35 per share. The same day, the Company sold an additional 857,142 shares of its common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after November 8, 2019.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. As of September 30, 2019, short-term restricted cash totaled $0.1 million and long-term restricted cash totaled zero in cash deposits held as collateral for the settlement of foreign currency transactions and deposit per credit card terms.

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

Restricted cash is currently presented as a separate line item in the Company’s balance sheet. In the statements of cash flows, it is included together with cash and cash equivalents and considered as part of the total ending cash balance. The following is the reconciliation between how restricted cash is presented in the balance sheet and the statements of cash flows for all periods presented:

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents in balance sheet	$51,609	$46,407
Restricted cash, current portion in balance sheet	55	4,597
Total cash, cash equivalents and restricted cash in statements of cash flows	$51,664	$51,004

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and nine months ended September 30, 2019, and 2018, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2019 and December 31, 2018, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

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

Cost of Licensing and Other Revenues

The components of cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred to improve and maintain the Constellation software platform, amortization of Constellation software development costs, and other licensing agreements. Costs also include collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility.

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

For stock options with market conditions, the Company derives the requisite service period using the Monte Carlo simulation model. For stock options and RSUs that vest upon meeting performance conditions or market conditions in combination with performance conditions, the Company derives the requisite service period from the grant date to the date it is probable that the vesting conditions will be met.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.4 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively. Amortized expense for amounts previously capitalized for the three months ended September 30, 2019 and 2018 was $0.3 million for each period; and $0.9 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, the Company recorded $0.1 million of impairment expense in relation to the disposal of business.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Beginning balance	$795	$(858)	$(552)	$(766)
Net unrealized gain (losses) on available-for-sale securities, net of tax	63	(36)	1,410	(128)
Reclassifications of losses realized from sale of available-for-sale securities	—	—	—	—
Increase (decrease) in other comprehensive loss	63	(36)	1,410	(128)
Ending balance	$858	$(894)	$858	$(894)

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

Recently Adopted Accounting Pronouncements

Leases

On January 1, 2019, the Company adopted ASU 2016-02 and concurrently elected to adopt ASU 2018-11, which are collectively known as ASC 842, Leases (“ASC 842”). ASU 2018-11 provides an alternative transition method such that the initial application of the new lease accounting standards can be completed as of January 1, 2019 using the modified retrospective approach instead of the earliest period presented. The financial results in the statement of operations and comprehensive loss for the three and nine months ended September 30, 2018 and the balance sheet as of December 31, 2018 were not retroactively restated. As a result of electing the transition guidance as described above, on January 1, 2019, the Company recorded operating right-of-use assets of $28.2 million, including the derecognition of deferred rent of $9.5 million and prepaid rent of $0.7 million, with the corresponding lease liabilities totaling $37.0 million. There was no material impact to the Company’s statements of operations and comprehensive loss upon adoption.

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

Statements of stockholders’ equity

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. One of the amendments applicable to the Company was the presentation of the analysis of changes in stockholders’ equity in its first interim financial statements following the effective date of the amendments in November 2018, which would be included in the Form 10-Q beginning the first quarter of 2019, with comparative information for the same period in the prior year. As such, the Company has added the presentation of its consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 under Item 1 of this Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. The standard will become effective for the Company in the first quarter of 2020, with early adoption permitted beginning the first quarter of 2019. The modified retrospective approach should be applied upon adoption of this new guidance. The Company’s financial instruments that are in the scope of ASU 2016-13 include but not limited to trade receivables and available-for-sale debt securities. The Company is continuing to evaluate the impact of the standard to its financial statements.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and nine months ended September 30, 2019, $0.6 million and $1.9  million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue, compared to $0.7 million and $2.5 million for the three and nine months ended September 30, 2018.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software. Through September 2019, the Company also recognized revenues from Evercord for the collection and storage of newborn cord blood and cord tissue units.  The Evercord business was sold on September 2019. See Note 12 – Disposal of Business for additional information.

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

Evercord

The Company recognized revenues from Evercord for the collection and storage of newborn cord blood and cord tissue units. The patient entered into an enrollment agreement with the Company. According to the agreement, there are two performance obligations: (i) the provision of a collection kit and the processing of newborn cord blood and cord tissue units, which are considered delivered at the beginning of the process (the “processing services”), and (ii) the storage of the cord blood and cord tissue units (the “storage services”), for either an annual fee or a prepayment covering an extended period or the lifetime of the newborn donor.

The Company offered its processing services together with storage services, and each of them is capable of being distinct, and is distinct in the context of the contract, and therefore, represents separate performance obligations. Evercord customers may have paid for both processing and storage services over a period of six,  12, or 18 months. The transaction price for the processing and storage services was calculated as the stated contract price, adjusted for discounts, refunds, and significant financing components. The Company determined that the transaction price represents the standalone selling prices that are observable in the market for both the processing and storage services. The total consideration was allocated between the processing services and storage services based on their standalone selling prices.

Upon the completion of the processing services, the Company issued a certificate of preservation indicating that the cord blood and cord tissue units are ready for storage, and processing revenues were recognized at this particular point in time. Storage revenues were recognized over time, which is the applicable storage period. The Company believes the methodology of recognizing storage revenues over time meaningfully depicts the timing of storage services delivered to customers as it exerts the necessary efforts to deliver such services equally over time. Evercord revenues are reported in licensing and other revenues in the statements of operations and comprehensive loss through the period the Evercord business was sold in September 2019.

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

The Company recognized no revenue in the three months ended September 30, 2019 and $0.1 million revenue in three months ended September 30, 2018 related to support services provided and the delivery of its technology license to Qiagen. For the nine months ended September 30, 2019 and 2018, the Company recognized revenues of $0.6 million and $5.7 million, respectively. Costs of revenue consist primarily of labor and other costs of development. Such costs were $0.2 million for the three months ended September 30, 2019 and $0.3 million for nine months ended September 30, 2019.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement with BGI Genomics Co., Ltd. (“BGI Genomics”) to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The agreement has a term of ten years and expires in February 2029. According to the agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019.  Also, as required by the agreement with BGI Genomics, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating $10 million were recorded in long-term advances.

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

The Company is responsible for transferring specified licensed intellectual property and performing certain development activities to customize its genetic testing assays for oncology and NIPT for use with BGI Genomics’ sequencing instruments and proprietary technology platform. Revenue associated with these performance obligations is recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. There were no material changes in estimates during the three and nine months ended September 30, 2019. Revenue associated with the assay interpretation services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

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

For the three and nine months ended September 30, 2019, the Company recognized approximately $6.9 million and $11.9 million, respectively, of revenue from the License Agreement with BGI Genomics. This revenue is presented as Licensing and other revenue. Costs of revenue consist primarily of labor and other costs of development activities. Such costs were $0.8 million  for the three months ended September 30, 2019 and $1.2 million for the nine months ended September 30, 2019.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement with Foundation Medicine, Inc. (“Foundation Medicine”) to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. Natera and Foundation Medicine will share in the revenues generated from both biopharmaceutical and clinical customers. The agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to Natera, and up to approximately $32.0 million in minimum annual payments and payments tied to Natera’s achievement of certain developmental, regulatory, and commercial milestones.  During the three months ended September 30, 2019, the Company received $13.3 million of these amounts and recorded a receivable of $1.0 million in connection with executing the escrow agreement contemplated by the License and Collaboration Agreement. For the three months ended September 30, 2019, the Company did not recognize any revenue from the License and Collaboration Agreement with Foundation Medicine.

Disaggregation of Revenues

The primary source of the Company’s revenues relates to the sale of prenatal genetic tests. The Company also recognizes licensing revenues from its cloud-based software platform, Constellation and other revenues. The following table shows disaggregation of revenues by types of products and services, with sales of genetic tests further disaggregated by test families:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
(Amounts in thousands)
Sales of genetic tests
Panorama NIPT	$37,556	$35,999	$111,269	$104,981
HCS	26,149	23,565	73,184	63,248
Other genetic tests	3,231	3,098	10,946	9,055
Product revenues	66,936	62,662	195,399	177,284
Licensing and other
Constellation	1,251	1,054	3,895	3,652
Qiagen	—	—	675	—
BGI	6,844	—	11,862	—
Other	2,878	1,564	7,257	9,753
Licensing and other revenues	10,973	2,618	23,689	13,405
Total revenues	$77,909	$65,280	$219,088	$190,689

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
(Amounts in thousands)
Insurance carriers	$51,801	$50,631	$152,779	$143,094
Laboratory partners	16,938	9,162	42,093	34,182
Patients	9,170	5,487	24,216	13,413
Total revenues	$77,909	$65,280	$219,088	$190,689

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
(Amounts in thousands)
United States	$64,839	$58,651	$187,515	$165,646
Americas, excluding U.S.	806	932	2,391	2,629
Europe, Middle East, India, Africa	3,497	3,711	11,819	16,789
Other	8,767	1,986	17,363	5,625
Total revenues	$77,909	$65,280	$219,088	$190,689

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	September 30,	December 31,
(Amounts in thousands)	2019	2018
Assets:
Accounts receivable	$58,905	$62,223
Liabilities:
Deferred revenue, current portion	$25,667	$4,131
Deferred revenue, long-term portion	56,174	40,058
Total deferred revenues	$81,841	$44,189

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2018	$44,189
Increase in deferred revenues	62,758
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(951)
Revenue recognized from performance obligations satisfied within the same period	(18,943)
Transferred in the sale of business	(5,212)
Balance at September 30, 2019	$81,841

During the nine months ended September 30, 2019, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled approximately $1.0 million, of which $0.5 million was related to genetic testing services,  $0.3 million pertained to undelivered Evercord storage services over the remaining contractual life of such services, and approximately $0.1 million was related to the Qiagen Agreement.

The following table shows the balance of current and long-term portions of deferred revenues during the period:

Deferred Revenues	Current	Long-term	Total
BGI agreement	$12,049	16,050	$28,099
Foundation Medical agreement	10,391	3,859	14,250
Qiagen agreement	2,305	36,265	38,570
Other deferred revenues	922	$—	922
Balance at September 30, 2019	$25,667	$56,174	$81,841

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2019				December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$5,666	$—	$—	$5,666	$26,539	$—	$—	$26,539
U.S. Treasury securities	131,635	—	—	131,635	75,685	—	—	75,685
U.S. agency securities	—	7,000	—	7,000	—	12,891	—	12,891
Municipal securities	—	48,065	—	48,065	—	18,885	—	18,885
Total financial assets	$137,301	$55,065	$—	$192,366	$102,224	$31,776	$—	$134,000

During the nine months ended September 30, 2019, the Company did not make any transfers between Level I and Level II assets.

In connection with the disposal of business (Note 12), the Company will receive additional consideration estimated at $4.7 million. It is primarily related to the accounts receivable transferred to the buyer.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market deposits	$5,666	$—	$—	$5,666	$26,539	$—	$—	$26,539
U.S. Treasury securities	130,913	794	(72)	131,635	76,061	29	(405)	75,685
U.S. agency securities	7,000	—	—	7,000	13,017	—	(126)	12,891
Municipal securities	47,928	161	(24)	48,065	18,935	7	(57)	18,885
Total	$191,507	$955	$(96)	$192,366	$134,552	$36	$(588)	$134,000

Classified as:
Cash equivalents				$5,666				$26,539
Short-term investments				186,700				107,461
Total				$192,366				$134,000

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the nine months ended September 30, 2019, there were no sales of investments, and during the nine months ended September 30, 2018, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of September 30, 2019, the Company had 9 investments in an unrealized loss position in its portfolio.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2019:

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$86,161	$86,343
Greater than one year but less than five years	99,680	100,357
Total	$185,841	$186,700

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2019	2018
		(in thousands)
Machinery and equipment	3-5 years	$36,317	$35,400
Furniture and fixtures	3 years	1,376	1,319
Computer equipment	3 years	2,031	2,117
Capitalized software held for internal use	3 years	5,296	4,868
Leasehold improvements	Lesser of useful life or lease term	11,268	10,916
Construction-in-process		2,487	4,013
		58,775	58,633
Less: Accumulated depreciation and amortization		(39,748)	(34,297)
Total Property and Equipment, net		$19,027	$24,336

During the three months ended September 30, 2019, an impairment charge of $1.7 million was recorded in selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. This charge is comprised of $1.2 million from the impairment of leasehold improvements, $0.1 million from the impairment of capitalized software held for internal use, and $0.4 million from the right-of-use asset (Note 7) related to the disposal of business.

During the three months ended March 31, 2018, an asset impairment charge of $1.6 million was recorded in research and development expenses in the condensed consolidated statements of operations and comprehensive loss. This charge was recorded to write off the project development costs that were previously capitalized.

Other Assets

In April 2016, the Company entered into a four-year agreement with a health insurance carrier whereby in return for partial exclusivity and the right to pricing benefits, the Company agreed to a total consideration payment of $3.2 million. As of September 30, 2019 and December 31, 2018, $0.4 million and $1.0 million of deferred costs related to the total consideration paid were included in other long-term assets, respectively. The deferred costs are being amortized ratably over the four-year term of the agreement. During the three months ended September 30, 2019 and 2018, amortization of such costs totaling $0.2 million was recorded for each of the two periods; and for the nine months ended September 30, 2019 and 2018, $0.6 million of such costs was recorded for each of the two periods as a reduction of product revenues in the statements of operations and comprehensive loss.

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed (as described in Note 10) and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments. In April 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed for extending the expiration date to draw the unused borrowing capacity until December 31, 2019. The Company has classified $1.2 million out of the total debt issuance costs in noncurrent assets for the unused borrowing capacity of $50.0 million. The debt discount is being amortized on a straight-line basis over the remaining term of the loan. For the three and nine months ended September 30, 2019 and 2018, debt discount amortized from noncurrent assets was insignificant. As of September 30, 2019, total unamortized remaining in noncurrent assets was $0.9 million.

As of September 30, 2019, other assets also included long-term advances to BGI of $10.0 million for future sequencing equipment and services.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Accrued paid time off	$1,781	$1,825
Accrued commissions	3,830	4,492
Accrued bonuses	3,552	3,757
Other accrued compensation	5,075	2,594
Total accrued compensation	$14,238	$12,668

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
(Amounts in thousands)
Settlement accrued for reimbursement related claims	$—	$1,378
Reserves for refunds to third-party payers	8,700	10,012
Accrued charges for outsourced testing	6,199	5,001
Testing and laboratory materials from suppliers	1,170	2,742
Marketing and corporate affairs	2,430	1,306
Legal, audit and consulting fees	1,516	1,058
Accrued shipping charges	—	852
Sales tax payable	1,021	1,255
Accrued specimen service fees	1,386	1,378
Accrued rent	—	903
Clinical trials and studies	1,229	1,694
Operating lease liabilities, current portion	5,536	—
Other accrued expenses	9,515	4,863
Total other accrued liabilities	$38,702	$32,442

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

Reserves for refunds to third-party payers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates as reserves for potential refund requests during the period. When the Company releases these previously reserved amounts, they are recognized as product revenues in the statements of operations and comprehensive loss. As of December 31, 2018, reserves relating to payers were $10.0 million. During the nine months ended September 30, 2019, the Company reserved an additional $7.2 million, while a reduction of $8.5 million occurred within the same period resulting from the release of previously reserved amounts from payers and refunds of overpayments. Remaining reserves relating to payers in other accrued liabilities were $8.7 million as of September 30, 2019.

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

In March 2018, the Company entered into a lease for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility began in June 2018 with rent payment commencing in August 2018. The lease term is 62 months expiring in July 2023. The Company has the option to extend this lease for five years, and the fair market rent upon renewal is not determinable. However, since the Company sold its business related to cord blood and tissue storage in September 2019, it is expected the Company will sublet the facility and will not exercise its option to renew the facility upon expiration.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016.

As a result of electing the package of practical expedients, the Company did not reassess the classification for the three existing leases described above upon the adoption of ASC 842, which carried over as operating leases. These leases are not impacted by any renewal or termination option. In addition, the Company has also entered into leases of individual workspaces at premises located in different locations on a month-to-month basis and is not committed to an established lease term. The Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered as short-term leases. Short-term lease expenses were insignificant in the three and nine months ended September 30, 2019.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

September 30,
2019
(Amounts in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$5,536
Operating lease liabilities, long-term portion	27,825
Total operating lease liabilities	$33,361

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. As of the adoption date, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of September 30, 2019, the weighted-average remaining lease term was 3.18 years and the weighted-average discount rate was 10.77%.

Subsequent to the adoption date, the Company continues to recognize lease expense on a straight-line basis as was required under the previous guidance, ASC 840. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three and nine months ended September 30, 2019, total lease expense of $2.0 million and $5.8 million, respectively, was recognized in the statements of operations and comprehensive loss. In addition, the Company recorded an impairment expense of $0.4 million in selling general and administrative expenses for the right-of-use asset related to the storage facility lease in connection with the disposal of business in the three and nine months ended September 30, 2019 (Note 12). Cash paid for amounts in the measurement of operating lease liabilities totaled $2.2 million for the three months ended September 30, 2019.

The present value of the future annual minimum lease payments under all non-cancelable operating leases as of September 30, 2019 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2019 (remaining 3 months)	$2,185
2020	8,825
2021	9,067
2022	9,319
2023	7,797
2024 and thereafter	7,130
44,323
Less: imputed interest	(10,962)
Operating lease liabilities	$33,361

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

On or about August 13, 2019, a suit was filed against the Company in the Circuit Court of Cook County, Illinois by a patient alleging claims relating to a discordant test result.  The Company intends to vigorously defend the matter but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On or about March 26, 2019, CareDX, Inc., or CareDX, the Company’s primary competitor in the transplant rejection testing field, filed suit against it in the United States District Court for the District of Delaware (the “Patent Case”). The suit alleges that the Company infringed two of CareDX’s patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. On May 16, 2019, the Company filed a motion to dismiss the Patent Case for failure to state a claim, after which both parties filed answering briefs in June and July 2019. A hearing on the motion is scheduled for November 21, 2019. In addition, on or about April 10, 2019, CareDX filed suit against the Company in the United States District Court for the District of Delaware, alleging false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements describing studies that concern the Company’s technology and CareDX’s technology (the “Advertising Case”). The complaint seeks unspecified damages and injunctive relief. On May 30, 2019, the Company filed a motion to dismiss the entirety of the

Advertising Case for failure to state a claim, after which both parties filed answering briefs in June 2019. A hearing on the motion was held on October 30, 2019. The Company intends to defend both of these matters vigorously, but cannot provide any assurance as to the ultimate outcome of either matter or that an adverse resolution to either matter or both matters would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome of either matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome of either matter.

On March 15, 2019, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, alleging that the plaintiff received an unauthorized text message to her cellular telephone in violation of the Telephone Consumer Protection Act. Among other relief, the complaint seeks statutory and other damages, injunctive relief, attorneys’ fees, and costs. On June 18, 2019, the Company filed a motion to dismiss, which was denied. The Company intends to vigorously defend the matter but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On January 22, 2019, a lawsuit was filed against the Company in the Superior Court of the State of California for the County of San Mateo, by a patient family alleging claims relating to a discordant test result. The complaint seeks unspecified damages. On April 23, 2019, Natera filed a demurrer, a motion to strike portions of the complaint, and a motion to dismiss, or in the alternative stay, the action for forum nonconveniens. On July 8, 2019, the court issued a minute order granting the forum nonconveniens motion and staying the action until October 3, 2019, and the minor plaintiff dismissed her claim without prejudice. On October 23, 2019, Natera filed a motion to dismiss the case with prejudice.  The Company intends to continue to defend the matter vigorously, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

On March 16, 2018, a lawsuit (the ’831 lawsuit) against the Company was filed in the United States District Court for the Northern District of California by Illumina, Inc., or Illumina, alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ‘831 patent). Among other relief, the complaint seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On June 29, 2018, the Company filed a petition for inter partes review to challenge the validity of the ‘831 patent with the Patent Trial and Appeal Board of the United States Patent Office, or PTAB, which petition was not instituted. On August 16, 2018, the Company filed a patent infringement action in the United States District Court for the Northern District of California against Illumina, alleging that certain of Illumina’s tests infringe on the Company’s U.S. Patent No. 8,682,592 (the ’592 patent). Among other relief, Natera seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On January 16, 2019, the United States District Court for the Northern District of California held a claim construction hearing, and on January 30, 2019, issued an order construing certain claims. On June 13, 2019, Illumina filed a petition for inter partes review of the ’592 patent;  the Company filed its preliminary response on September 19, 2019, and both parties subsequently submitted additional briefs to the Patent Trial and Appeal Board. The Company intends to vigorously defend against the claims in the ‘831 lawsuit and assert its own claims with respect to the ‘592 patent, but cannot provide any assurance as to the ultimate outcome of either matter or that an adverse resolution of either lawsuit would not have a material adverse effect on its financial condition and results of operations. The Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

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

Contractual Commitments

As of September 30, 2019, the Company has non-cancelable contractual commitments with a supplier for approximately $7.5 million and other material supplier commitments for approximately $6.6 million for inventory material used in the laboratory testing process.

As of September 30, 2019, the Company has a non-cancelable application service agreement with a vendor, in which a license was granted to the Company to utilize the proprietary technology for gene sequencing data analysis. The minimum committed fees remaining under the agreement is $0.9 million, which covers services through March 2020.

As of September 30, 2019, the Company has non-cancelable contractual commitments with a vendor for biological sample processing and storage totaling approximately $0.3 million for the next 12 months.

As of September 30, 2019, the Company has remaining non-cancelable commitments to have a minimum number of genetic tests processed by a vendor totaling approximately $7.2 million through December 2019. The term of this vendor agreement expires in December 2020.

As of September 30, 2019, the Company has a remaining non-cancellable minimum purchase commitment with a supplier of gene sequencing reagents and kits, which requires a minimum annual purchase commitments totaling approximately $1.1 million through April 2021.

As of September 30, 2019, the Company has a remaining non-cancellable minimum purchase commitment with a supplier of qualified specimen samples for a research project, which requires a minimum annual purchase commitments totaling approximately $0.3 million through August 2020.

As of September 30, 2019, the Company has a remaining non-cancellable minimum purchase commitment with a supplier of laboratory instruments, which requires a minimum annual purchase commitments totaling approximately $11.7 million through December 2021.

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

Milestones (i) and (ii) described above have been achieved during the first quarter of 2019 and 2018, respectively. Milestone (iii) described above was achieved during the third quarter of 2019. During the three and nine months ended September 30, 2019, total stock-based compensation expense recorded for the performance-based options was $0.4 million and $0.6 million, respectively; and during the three and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $0.1 million and $0.4 million, respectively.

In December 2018, the Board approved a performance-based option grant of 600,000 shares to the Company’s executive chairman. The vesting of these performance-based options is contingent upon the achievement of a certain milestone, and provided that the completion of requisite service is through the date of such vesting, at which point the performance-based options will become fully vested and exercisable. The revenue milestone was concluded to be probable of being achieved in the third quarter of 2019, and the Company recognized  $2.5 million of stock-based compensation expense in the three and nine months ended September 30, 2019.

In January 2019, the Board approved a stock option grant of 200,000 shares and 100,000 restricted stock units to the Company’s chief executive officer, which are performance-based awards with market conditions. Such awards will vest based on the achievement of certain values of the Company’s common stock at two separate thresholds within certain periods and are contingent upon the completion of requisite service through the date of such vesting. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such awards and the period when such award will become probable. The first milestone was achieved in the third quarter of 2019, resulting in 18,750 of restricted stock units and 37,500 stock options to vest, and recorded a cumulative catch-up of the remaining unrecognized stock-based compensation expense of $0.2 million within the quarter. For the three and nine months ended September 30, 2019, the Company recorded approximately $0.3 million and $0.5 million of stock-based compensation related to such awards.

Additionally, the Board approved 100,000 restricted stock units each to the Company’s chief financial officer and chief operating officer in March 2019. These two awards also have performance and market conditions, which are based on the same stock value performance target as that of the chief executive officer’s before such awards vest and are contingent upon the completion of requisite service through the date of such vesting. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such awards and the period when such award will become probable. The first milestone was achieved in the third quarter of 2019, resulting in 25,000 of restricted stock units to vest for each individual, and recorded a cumulative catch-up of the remaining unrecognized stock-based compensation expense of $0.4 million within the quarter. For three and nine months ended September 30, 2019, the Company recorded approximately $0.7 million and $1.0 million of stock-based compensation related to such awards.

In May 2019, the Board approved a grant of 188,099 restricted stock units to several employees, which are performance-based awards. Such awards will vest based on the achievement of a certain product line revenues over a calendar year. The other performance target requires the achievement of a certain run rate for tests in another product line and are contingent upon the completion of requisite service through the date of such vesting. The revenue milestone was probable of being achieved in the third quarter of 2019, and the Company recorded approximately $0.9 million of stock-based compensation related to such awards in the three and nine months ended September 30, 2019.

In September 2019, the Board approved a grant of 50,000 restricted stock units to the Senior VP of Business Development. Such awards will vest based on the achievement of certain values of the Company’s common stock at a specific threshold within certain periods and are contingent upon the completion of requisite service through the date of such vesting. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such awards and the period when such award will become probable. For three and nine months ended September 30, 2019, the Company recorded approximately $13,000 of stock-based compensation related to such awards.

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

The first offering period of 2019 started on November 1, 2018 and ended on April 30, 2019, and 132,177 shares were purchased at the end of the first offering period for total proceeds of $2.1 million. The second offering period of 2019 started on May 1, 2019 and ended on October 31, 2019. As of September 30, 2019, no shares had been purchased in the second offering period.

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2019:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2018	5,431	9,463	$7.69	6.91	$61,718
Additional shares authorized	2,483	—
Options granted	(1,837)	1,837	$18.00
Options exercised	—	(2,138)	$4.87
Options forfeited/cancelled	364	(364)	$13.93
Balance at September 30, 2019	6,441	8,798	$10.27	7.10	$198,252
Exercisable at September 30, 2019		4,811	$7.09	5.74	$123,680
Vested and expected to vest at September 30, 2019		8,603	$10.18	7.06	$194,605

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2019:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2018	1,084	$11.72
Granted	1,765	$18.72
Vested	(419)	$11.86
Canceled/forfeited	(161)	$16.68
Balance at September 30, 2019	2,269	$17.69

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

The following tables present the effect of employee and non‑employee stock‑based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,
	2019			2018
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$258	$11	$269	$176	$15	$191
Research and development	1,580	—	1,580	1,047	—	1,047
Selling, general and administrative	8,312	86	8,398	2,292	86	2,378
Total	$10,150	$97	$10,247	$3,515	$101	$3,616

	Nine months ended September 30,
	2019			2018
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$641	$21	$662	$466	$20	$486
Research and development	3,738	—	3,738	2,963	—	2,963
Selling, general and administrative	15,184	518	15,702	6,606	83	6,689
Total	$19,563	$539	$20,102	$10,035	$103	$10,138

As of September 30, 2019, approximately $44.4 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted‑average period of approximately 3.3 years.

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

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. For the three and nine months ended September 30, 2019, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended September 30,						Nine months ended September 30,
	2019			2018			2019			2018
Expected term (years)	5.23	—	10.00	5.35	—	5.50	5.23	—	10.00	5.24	—	5.62
Expected volatility	43.07%	—	45.84%	40.59%	—	41.05%	42.53%	—	45.84%	40.28%	—	41.05%
Expected dividend rate			0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	1.60%	—	2.12%	2.75%	—	2.97%	1.60%	—	2.60%	2.37%	—	2.97%

For the three and nine months ended September 30, 2018, the Company used a different set of Black-Scholes valuation assumptions when estimating the fair value of stock options granted to its non-employees. The fair value was remeasured at the end of each reporting period up until December 31, 2018. The following table summarizes the valuation assumptions used:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Expected term (years)	2.76	2.72	—	2.76
Expected volatility	41.36%	41.36%	—	42.03%
Expected dividend rate	0.00%			0.00%
Risk-free interest rate	2.86%	2.36%	—	2.86%

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

As of September 30, 2019, total options outstanding include 91,073 shares of option awards that were granted to non-employees, of which 30,648 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For the three months ended September 30, 2019 and 2018, the Company recorded interest expense on the Credit Line of $0.4 million for both periods; and for the nine months ended September 30, 2019 and 2018, interest expense on the Credit Line of $1.3 million and $1.1 million was recorded, respectively. Interest payments on the Credit Line were made within the same periods. As of September 30, 2019, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

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

In April 2019, the Company entered into a second amendment on the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. The second amendment reduces the interest rate to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR from previously the sum of (i) 8.50% plus (ii) the higher of 1.00% of LIBOR, provided that a minimum capacity of $25.0 million were drawn. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed as of April 29, 2019. As of September 30, 2019, the Company had not exercised such option.

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable. As of September 30, 2019, the Company was in compliance with all of its covenants under the 2017 Term Loan.

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

For the three months ended September 30, 2019 and 2018, the Company recorded interest expense for the 2017 Term Loan totaling $2.1 million for each period, and $6.5 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively, which also included the amortization of debt discount. Debt discount amortized as interest expense in the statements of operations and comprehensive loss for the three months ended September 30, 2019 and 2018 was $0.1 million in each of the two periods, and $0.3 million in each of the nine month period ended September 30, 2019 and 2018. In addition, the Company made interest payments totaling $6.5 million and $6.1 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the amount of the unamortized debt discount was $1.4 million, and the net carrying amount of the debt was $73.6 million.

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

12. Disposal of Business

Sale of Evercord

In September 2019, the Company sold the Evercord business that provides cord blood and cord tissue processing and storage services for total estimated consideration of $15.4 million, including $9.7 million in cash, $1.0 million of cash deposited in a third-party escrow account recorded in short-term other receivables, and $4.7 million of additional consideration. The additional consideration is primarily related to the accounts receivable transferred to the buyer. The cash held in escrow serve as security for the indemnification obligations of the Company and eligible for release 12 months after the closing date. The assets relating to the Evercord services transferred to the buyer had a net book value of $6.2 million at September 11, 2019, and consisted of accounts receivables and equipment.  The obligations and liabilities relating to the Evercord services transferred to the buyer consisted of deferred revenues of $5.2 million. The sale of the Evercord business did not meet criteria to be reported as a discontinued operation, because it did not represent a strategic shift with a major effect on the Company’s operations and financial results. The Company recognized a gain of $14.4 million on the sale, which was included in Loss from operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In connection with the sale of the Evercord business, the Company recorded impairment expense on the retained assets previously used in this business of $1.7 million in selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. This expense is comprised of $1.2 million from the impairment of leasehold improvements, $0.1 million from the impairment of capitalized software held for internal use, and $0.4 million of right-of-use asset from the storage facility lease.

13. Income Taxes

During the three and nine months ended September 30, 2019, the Company recorded total income tax expense of approximately $44,000 and $2.0 million, respectively. The Company provides testing to clinics and licenses cloud-based software and intellectual property, that are based in a foreign country, which contributed to a foreign income tax expense of approximately $6,000 and $2.0 million for the three and nine months ended September 30, 2019, respectively. In addition, the Company recorded $38,000 state income tax expense for the three months ended September 30, 2019 and $18,000 for the nine months ended September 30, 2019. Total income tax expense included a foreign income tax expense of $67,000 and $192,000 for the three and nine months ended September 30, 2018, respectively. State income tax expense of $51,000 and $143,000 was also recorded during the three and nine months ended September 30, 2018, respectively.

Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of September 30, 2019. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

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

The Company had $8.3 million and $7.4 million in unrecognized tax benefits at September 30, 2019 and December 31, 2018, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2019, there were no accrued interest and penalties related to uncertain tax positions.

14. Net Loss per Share

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

The following table provides the basic and diluted net loss per share computations for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss, basic and diluted	$(23,137)	$(29,616)	$(89,644)	$(96,313)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	70,456	60,570	67,198	56,462

Net loss per share, basic	$(0.33)	$(0.49)	$(1.33)	$(1.71)
Net loss per share, diluted	$(0.33)	$(0.49)	$(1.33)	$(1.71)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2019 and 2018:

	September 30,
	2019	2018
	(in thousands)
Options to purchase common stock	8,798	9,127
Restricted stock units	2,269	1,089
Employee stock purchase plan	124	164
	11,191	10,380

15. Subsequent Events

On October 17, 2019, the Company completed an underwritten equity offering to sell 5,714,286 shares of its common stock at a price to the public of $35 per share. On the same day, the Company sold an additional 857,142 shares of its common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount.

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

Since 2009, we have launched a comprehensive suite of ten products in women’s health and prenatal testing—nine molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio—and our personalized liquid biopsy technology for oncology diagnostic applications, for research use only by oncology researchers and biopharmaceutical companies. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (HCS) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. Our revenues were $77.9 million and $219.1 million for the three and nine months ended September 30, 2019, respectively, compared to $65.3 million and $190.7 million for the three and nine months ended September 30, 2018, respectively.

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

In the nine months ended September 30, 2019, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; individual patients and families for our Evercord cord blood and tissue service; and research laboratories and pharmaceutical companies for our Signatera (RUO) liquid biopsy technology. We market and sell our prenatal screening tests both through our sales force and those of our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenues comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of September 30, 2019, we have in-network contracts with insurance providers that account for over 209 million commercial covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory distribution partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers may also reimburse for our products through out-of-network claims submission processes in situations where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees and cord blood and/or cord tissue samples banked. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the nine months ended September 30, 2019, we processed 594,884 tests, comprised of approximately 555,500 tests accessioned in our laboratory and 35,900 processed through our Constellation software platform, or Constellation units, compared to approximately 494,334 tests processed during the nine months ended September 30, 2018, comprised of approximately 463,000 tests accessioned and 28,700 Constellation units. This increase in volume primarily represents continuous commercial growth of Panorama, both as tests performed in our laboratory as well as through our Constellation software platform, and HCS. We accessioned approximately 374,900 Panorama tests during the nine months ended September 30, 2019, which represents an increase of approximately 18% over the same period in the prior year. We accessioned approximately 162,300 HCS tests during the nine months ended September 30, 2019, which represents an increase of approximately 27% over the same period in the prior year.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2019 was 80%, down from 82% for the nine months ended September 30, 2018. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2019 was 5%, flat from 5% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the nine months ended September 30, 2019 was 14%, up from 13% for the nine months ended September 30, 2018, due primarily to the increase in US direct sales as a percentage of revenue.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory distribution partners, we seek to establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015. We are also a party to a licensing and service arrangement with DNA Diagnostics Center, Inc., or DDC, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. DDC commercializes this test, and we receive royalty revenues from DDC. We have recognized $2.0 million and $1.9 million in revenues from the DDC arrangement in the nine months ended September 30, 2019 and 2018, respectively. Regarding revenues recognized from our Constellation licensing arrangements, we have recognized $1.9 million and $1.8 million in the nine months ended September 30, 2019 and 2018, respectively.

In April 2017, we launched Evercord, a private cord blood and cord tissue processing and storage service. We sold this business in September 2019 for total estimated consideration of $15.4 million, including $9.7 million in cash, $1.0 million of cash deposited in a third-party escrow account recorded in short-term other receivables, and $4.7 million of additional consideration. Our U.S. direct sales force sold Evercord to the same OB/GYNs who prescribe and order Panorama and HCS tests,  and our own inside sales force offered this product to our existing and past patients who have used our Panorama or HCS tests. In connection with the Evercord business, we entered into an agreement with a cord blood bank to perform processing and testing of cord blood and cord tissue units and store those units at its facility. Our Evercord service included the provision of a collection kit and the collection, processing and storage of newborn cord blood and cord tissue units. Evercord customers paid a one-time fee for the processing of the units. Customers had the option to store their units under an annual plan, or to pre-pay for 18 years or the duration of their lifetime (for which we assume a useful life of 78 years); they also had the option to pay for storage in full at the time of collection of the unit, or over a period of six, 12, or 18 months.

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

For the nine months ended September 30, 2019, our revenues increased to $219.1 million from $190.7 million in the nine months ended September 30, 2018. Panorama revenues accounted for $111.3 million, or 51%, of our revenues for the nine months ended September 30, 2019 and $105.0 million, or 55%, of our revenues for the nine months ended September 30, 2018. HCS revenues accounted for $73.2 million, or 33%, of our revenues for the nine months ended September 30, 2019 and $63.2 million, or 33%, of our revenues for the nine months ended September 30, 2018. A significant proportion of our revenues were derived from in-network payer contracts. For the nine months ended September 30, 2019 and 2018, there were no customers exceeding 10% of total revenue on an individual basis. Revenues from customers outside of the United States were $31.6 million and $25.0 million for the nine months ended September 30, 2019 and 2018, respectively. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros and Singapore Dollars.

Our net losses for the nine months ended September 30, 2019 and 2018, were $89.6 million and $96.3 million, respectively. This included non-cash stock compensation expense of $20.1 million and $10.1 million for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, we had an accumulated deficit of $664.0 million.

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

Starting in the fourth quarter of 2015, we began recognizing licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. From the second quarter of 2017 to the third quarter of 2019, we recognized revenues from our Evercord offering.

Sales of Panorama, HCS and Vistara tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation software platform, Evercord and Signatera revenues, and revenue recognized from the Qiagen Agreement are reported in licensing and other revenues. As of September 30, 2019, we have commercially launched 17 licensing and service arrangements with laboratories under our cloud-based distribution model from which we recognized revenue from in the three months ended September 30, 2019.

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

We currently have 17 revenue generating licensing and service agreements with laboratories and continue to have active discussions with many other potential licensees under our Constellation distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin is higher. While costs associated with licensing arrangements have become steady over time, we expect additional costs associated with Signatera to cause cost of licensing and other revenues to increase.

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

Gain on Disposal of Business

In September 2019, we sold our Evercord business that provided cord tissue processing and storage services for total estimated consideration of $15.4 million, including $9.7 million in cash, $1.0 million of cash deposited in a third-party escrow account recorded in short-term other receivables, and $4.7 million of additional consideration (See Note 4). The Company recognized a gain of $14.4 million on the sale, which was included in loss from operations in the condensed consolidated statements of operations and comprehensive loss.

Interest Expense

Interest expense is attributable to borrowing under our Credit Line and 2017 Term Loan, as well as the amortization of debt discount associated with the 2017 Term Loan.

Interest and Other Income (Expense), Net

Interest and other income is from interest earned on our cash, realized gains and losses on investments, foreign currency remeasurement gains and losses, changes in the fair value of our warrants, and finance charges related to the unused borrowing capacity of our 2017 Term Loan.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Product revenue is recognized in an amount that equals the total consideration (as described above) at a point in time when the test results are delivered. We reserve certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and nine months ended September 30, 2019, $0.6 million and $1.9 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and $0.7 million and $2.5 million of such reserves were released during the three and nine months ended September 30, 2018, respectively. The release of amounts reserved were recognized as product revenues within that period.

Licensing and Other Revenues

We recognize licensing revenues from our Constellation cloud-based distribution model, pursuant to which we grant licenses to laboratories to access our proprietary bioinformatics algorithms through our cloud-based software to analyze the results of molecular workflows that such licensees perform in their laboratories.

We also recognize revenues from our Signatera (RUO) offering, our Qiagen and BGI Agreements, IVD Kits, and the Evercord offering for the processing and storage of newborn cord blood and cord tissue units through the third quarter of 2019.

Results of operations

Comparison of the three months ended September 30, 2019 and 2018

	Three months ended
	September 30,		Change
	2019	2018	Amount	Percent
(In thousands except percentage)
Revenues
Product revenues	$66,936	$62,662	$4,274	6.8%
Licensing and other revenues	10,973	2,618	8,355	319.1
Total revenues	77,909	65,280	12,629	19.3
Cost and expenses
Cost of product revenues	40,138	39,477	661	1.7
Cost of licensing and other revenues	3,742	2,202	1,540	69.9
Research and development	12,796	12,393	403	3.3
Selling, general and administrative	56,715	38,374	18,341	47.8
Gain from disposal of business	(14,388)	—	(14,388)	*
Total cost and expenses	99,003	92,446	6,557	7.1
Loss from operations	(21,094)	(27,166)	6,072	(22.4)
Interest expense	(2,672)	(2,781)	109	(3.9)
Interest and other income, net	673	449	224	49.9
Loss before income taxes	(23,093)	(29,498)	6,405	(21.7)
Income tax expense	(44)	(118)	74	(62.7)
Net loss	$(23,137)	$(29,616)	$6,479	(21.9)%

_______________________

*   Not meaningful

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees and revenues from our Evercord business. Total revenues increased by $12.6 million, or 19.3%, when compared to the three months ended September 30, 2018. Effective January 1, 2018, revenues were reported under the new revenue recognition guidance, ASC 606.

Product Revenues

During the three months ended September 30, 2019, product revenues increased by $4.3 million, or 6.8%, as a result of continued revenue growth in Panorama and HCS tests. Panorama and HCS revenues had a net increase of $1.5 million and $2.6 million, respectively. The number of Panorama and HCS tests accessioned continued to grow during the three months ended September 30, 2019 when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and Other Revenues

Licensing and other revenues increased by $8.4 million during the three months ended September 30, 2019 when compared to the three months ended September 30, 2018. The increase in revenue was primarily due to revenues recognized from the BGI Agreement of approximately $6.9 million, and $1.5 million in other revenues consisting of increases attributable to Evercord and Constellation software licensing arrangements with our licensees and the associated IVD kits. In September 2019, the Company sold the Evercord business. See Note 12 – Disposal of Business for additional information.

During the three months ended September 30, 2019, we processed 200,229 tests, comprised of approximately 187,200 tests accessioned and 12,100 Constellation units. Approximately 125,400 Panorama tests and 55,000 HCS tests were accessioned during the three months ended September 30, 2019. During the three months ended September 30, 2018, we processed approximately 167,172 tests, comprised of approximately 156,600 tests accessioned and 9,500 Constellation units. Approximately 106,800 Panorama tests and 44,400 HCS tests were accessioned during the three months ended September 30, 2018.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the three months ended September 30, 2019, total reported units were approximately 189,600, comprising of approximately 178,000 reported units that were accessioned and 11,600 Constellation units. Within this period, we recognized revenues on approximately 120,100 Panorama tests accessioned and 9,900 Panorama Constellation units, and approximately 52,600 HCS tests accessioned. During the three months ended September 30, 2018, total reported units were approximately 154,900, comprising of approximately 145,700 reported units that were accessioned and 9,200 Constellation units. Within this period, we recognized revenues on approximately 100,900 Panorama tests accessioned and 7,800 Panorama Constellation units, and approximately 41,000 HCS tests accessioned.

Revenues from customers outside of the United States were $13.1 million and $6.6 million for the three months ended September 30, 2019 and 2018, respectively.

Cost of Product Revenues

During the three months ended September 30, 2019, cost of product revenues increased by $0.7 million, or 1.7%, when compared to the three months ended September 30, 2018 primarily due to higher labor and overhead of approximately $1.5 million were allocated to product costs for support activities on both Panorama and HCS automation workflows and increased shipping costs. Furthermore, we recorded higher costs related to inventory consumption of $1.2 million primarily driven by increase in billable cases, offset by a net decrease of $2.0 million of cost savings due to our in-house HCS automation workflow.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended September 30, 2019, when compared to the three months ended September 30, 2018, increased by $1.5 million, or 69.9%. During the three months ended September 30, 2019, the increase in licensing costs was due primarily to efforts related to BGI and Qiagen development of licensing revenues.

Research and Development

Research and development expenses during the three months ended September 30, 2019 increased by $0.4 million, or 3.3%, when compared to the three months ended September 30, 2018. The increases were primarily driven by increases in salary and consulting related expenditures, offset partially by decreased lab related expenditures and reduced allocation of employees to cost of sales due to increased research and development activities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $18.3 million, or 47.8%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $10.7 million resulting from the combined effect of headcount growth, bonuses and commissions, merit salary increases and stock-based compensation for additional stock awards to employees; higher outside service costs of $2.6 million in connection with domestic and international consultants, accounting and audit fees related to our internal controls attestation work, and to legal fees paid to outside litigation counsel, higher travel related expenses of $0.8 million incurred from sales and marketing events, higher corporate related expenses of $4.4 million associated with increased collection efforts by our third-party vendors and fees charged to customers paying for our tests on credit, and to a $1.5 million impairment of assets related to the sale of the Evercord business, offset partially by a net decrease in other marketing related activities and office related expenses of $0.2 million.

Gain on Disposal of Business

Gain on disposal of business was  $14.4 million in the three months ended September 30, 2019 due to the gain on sale of Evercord. There was no such gain during the three months ended September 30, 2018.

Interest Expense

Interest expense increased by $0.1 million in the three months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily the result of the change in LIBOR rate in connection with our 2017 Term Loan.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.7 million for the three months ended September 30, 2019, compared to $0.5 million in the same period of the prior year, an increase of  $0.2 million, due primarily to increased interest income due to higher cash, cash equivalent and investments balances.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount	Percent
(In thousands except percentage)
Revenues:
Product revenues	$195,399	$177,284	$18,115	10.2%
Licensing and other revenues	23,689	13,405	10,284	76.7
Total revenues	219,088	190,689	28,399	14.9
Cost and expenses:
Cost of product revenues	123,125	117,736	5,389	4.6
Cost of licensing and other revenues	7,883	5,530	2,353	42.5
Research and development	36,355	38,585	(2,230)	(5.8)
Selling, general and administrative	147,589	113,739	33,850	29.8
Gain on disposal of business	(14,388)	—	(14,388)	*
Total cost and expenses	300,564	275,590	24,974	9.1
Loss from operations	(81,476)	(84,901)	3,425	(4.0)
Interest expense	(8,117)	(7,730)	(387)	5.0
Interest and other income (expense), net	1,962	(3,347)	5,309	(158.6)
Loss before income taxes	(87,631)	(95,978)	8,347	(8.7)
Income tax expense	(2,013)	(335)	(1,678)	500.9
Net loss	$(89,644)	$(96,313)	$6,669	(6.9)%

_______________________

*   Not meaningful

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees and revenues from our Evercord business, which we sold during the quarter. Total revenues increased by 28.4 million, or 14.9%, when compared to the nine months ended September 30, 2018. Effective January 1, 2018, revenues were reported under the new revenue recognition guidance, ASC 606.

Product Revenues

During the nine months ended September 30, 2019, product revenues increased by $18.1 million, or 10.2%, when compared to the nine months ended September 30, 2018, as a result of continued revenue growth in Panorama and HCS tests. Panorama and HCS revenues had a net increase of $6.3 million and $9.9 million, respectively. The number of Panorama and HCS tests accessioned continued to grow during the nine months ended September 30, 2019 when compared to the same period in the prior year, and the resulting growth in revenues was partially offset by an erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers.

Licensing and Other Revenues

Licensing and other revenues increased by $10.3 million, or 76.7%, during the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018. The increase in revenue was primarily due to revenue recognized from the BGI Agreement of approximately $11.9 million, and other revenues of $3.4 million consisting of increases in the Evercord business, and Constellation software licensing arrangements and the associated IVD kits; offset by decreases in revenue from the Qiagen agreement of $5.0 million due to a one-time revenue recognition from the transfer of our technology license in the same period of the prior year.

During the nine months ended September 30, 2019, we processed 594,884 tests, comprised of approximately 555,500 tests accessioned and 35,900 Constellation units. Approximately 374,900 Panorama tests and 162,300 HCS tests were accessioned during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we processed approximately 494,334 tests, comprised of approximately 463,000 tests accessioned and 28,700 Constellation units. Approximately 318,900 Panorama tests and 127,700 HCS tests were accessioned during the three months ended September 30, 2018.

We derive our revenues from tests based on units reported to customers. All reported units are either accessioned in our laboratory or processed through our Constellation software platform. During the nine months ended September 30, 2019, total reported units were approximately 562,600, comprising of approximately 525,200 reported units that were accessioned and 34,300 Constellation units. Within this period, we recognized revenues on approximately 358,100 Panorama tests accessioned and 29,200 Panorama Constellation units, and approximately 154,200 HCS tests accessioned. During the nine months ended September 30, 2018, total reported units were approximately 457,100, comprising of approximately 429,500 reported units that were accessioned and 27,600 Constellation units. Within this period, we recognized revenues on approximately 301,100 Panorama tests accessioned and 22,900 Panorama Constellation units, and approximately 116,900 HCS tests accessioned.

Revenues from customers outside of the United States were $31.6 million and $25.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Cost of Product Revenues

During the nine months ended September 30, 2019, cost of product revenues increased by $5.4 million, or 4.6%, when compared to the nine months ended September 30, 2018 primarily due to higher personnel and overhead costs of approximately $5.0 million allocated to product costs for support activities on both Panorama and HCS automation workflows. In addition, we experienced an increase in volume of tests processed, which resulted in an increase in direct material costs of $7.9 million, with the majority of materials consumed by our in-house HCS automation workflow, $1.5 million in shipping fees, and $1.9 million increase in Panorama related direct materials and service fees, as well as approximately $1.9 million in other facility and overhead related costs. The increases in HCS costs were offset by decreases of $12.8 million in specimen fees due to our in-house HCS automation workflow.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues, when compared to the nine months ended September 30, 2018, increased by $2.4 million, or 42.5%. During the nine months ended September 30, 2019, the increase in licensing costs was due primarily to efforts related to BGI and Qiagen development of licensing revenues and constellation license costs.

Research and Development

Research and development expenses during the nine months ended September 30, 2019 decreased by $2.2 million, or 5.8%, when compared to the nine months ended September 30, 2018. The decrease was primarily driven by performance of work that had previously been performed by third party vendors,  shifting $3.3 million of expenses to cost of product and license revenues and a decrease in overhead allocation of $1.1 million. In addition, an impairment charge of $1.6 million was recorded in the six months ended June 30, 2018 for certain project development costs that were subsequently written off, and no such costs were recorded in the nine months ended September 30, 2019. This was offset by increased expenses salary and consulting related expenses of $3.6 million and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $33.9 million, or 29.8%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $18.6 million resulting from the combined effect of headcount growth in sales and marketing offset partially by a reduction in general and administration resulting from moving certain billing functions to a third party vendor, bonuses and commissions, merit salary increases and stock-based compensation for additional stock awards to employees including certain performance options granted to certain executives; higher outside service costs of $6.2 million primarily in connection with legal fees paid to outside litigation counsel and consulting and accounting costs related to the Company’s SOX 404b implementation, higher travel related expenses of $1.5 million incurred from sales and marketing events, expenses associated with increased third party billing and collection and processing efforts by our third-party vendors of $7.7 million, and higher corporate related and office expenses of $0.4 million, offset partially by a decrease in marketing and communication related activities of $0.7 million.

Gain on Disposal of Business

Gain on disposal of business was by $14.4 million in the nine months ended September 30, 2019 due to the gain on sale of Evercord. There was no such gain during the nine months ended September 30, 2018.

Interest Expense

Interest expense increased by $0.4 million in the nine months ended September 30, 2019 compared to the same period in the prior year. The increase was primarily the result of the change in Libor rate in connection with our 2017 Term Loan.

Interest and Other Income (Expense), Net

Interest and other income was $2.0 million for the nine months ended September 30, 2019, compared to interest and other expense of $3.3 million in the same period of the prior year, an increase of $5.3 million. This increase in interest income was the result of a higher balance maintained in our investment portfolio in the second quarter of 2019, and a $4.1 million charge in the second quarter of 2018 from the revaluation of the warrants to ROS upon exercise.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2019, we had a net loss of $89.6 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2019, we had an accumulated deficit of $664.0 million. We had $51.7 million in cash and cash equivalents, $186.7 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $73.6 million of net carrying amount of the 2017 Term Loan.

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

On October 17, 2019, we completed an underwritten equity offering to sell 5,714,286 shares of its common stock at a price to the public of $35 per share. On the same day,  we sold an additional 857,142 shares of our common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after November 8, 2019.

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

For the three months ended September 30, 2019 and 2018, we recorded interest expense of $0.4 million for each period; and $1.3 million and $1.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Interest payments on the Credit Line were made within the same periods. As of September 30, 2019, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $50.1 million.

2017 Term Loan

In August 2017, we entered into the 2017 Term Loan with OrbiMed, for a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, we borrowed $75.0 million, with the remaining $25.0 million available for borrowing at our option at any time through December 31, 2018, subject to standard conditions. The amounts borrowed under the 2017 Term Loan are primarily being used for general corporate purposes and to fund and support our business and operations. Interest is accrued on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an 84-month term and will mature in August 2024. We are required to make interest payments over the term of the loan, with repayment of the full outstanding balance on the maturity date. Our obligations under the 2017 Term Loan are secured by substantially all of our assets, including our intellectual property, subject to certain customary exceptions.

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

In April 2019, we entered into a second amendment of the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. The second amendment reduced the interest rate to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR from the prior sum of (i) 8.50% plus (ii) the higher of 1.00% of LIBOR, provided we draw the minimum capacity of $25.0 million. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, we issued an additional 25,000 shares of our common stock to OrbiMed on April 29, 2019. As of September 30, 2019, we did not exercise such option.

For the three months ended September 30, 2019 and 2018, we recorded interest expense totaling $2.1 million for each period, and $6.5 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively, which also included the amortization of debt discount. In addition, we made interest payments totaling $6.5 million and $6.1 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the amount of unamortized debt discount was $1.4 million, and the net carrying amount of the debt was $73.6 million.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
(Amounts in thousands)
Cash (used in) provided by operating activities	$(48,390)	$(57,768)
Cash provided by investing activities	(71,108)	(26,849)
Cash provided by financing activities	120,158	110,695
Net (decrease) increase in cash, cash equivalents and restricted cash	660	26,078
Cash, cash equivalents and restricted cash, beginning of period	51,004	13,021
Cash, cash equivalents and restricted cash, end of period	$51,664	$39,099

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2019 was $48.4 million. The net loss of $89.6 million includes $21.0 million in non‑cash charges resulting from $5.9 million of depreciation and amortization, $5.8 million of amortization of the operating right-of-use assets on a straight-line basis subsequent to the adoption of ASC 842, $20.1 million of stock-based compensation expense; amortization of debt discount, premium amortization and discount accretion on investment securities totaling $0.7 million, $0.7 million of inventory excess adjustments, $1.7 million from impairment of assets, and $0.5 million in other non-cash charges. These non-cash charges were offset by $14.4 million gain on disposal of Evercord. Operating assets had $20.7 million cash outflow resulting from $2.5 million increases in accounts receivable, $9.3 million increases in prepaid and other current assets, $9.3 million increases in other assets, offset by a $0.4 million decrease in inventory. Operating liabilities generated cash inflows of $40.9 million due to an increase of deferred revenues of $42.9 million primarily driven by prepaid license, royalties and one milestone payment from BGI, an increase in accrued compensation of $1.6 million, and an increase in other accrued liabilities by  $1.7 million, offset by a decrease in accounts payable of $5.2 million.

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

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 totaled $71.1 million, which was comprised of purchasing new investments of $197.0 million, acquisitions of property, plant and equipment of $2.6 million, offset by $118.8 million in proceeds resulting from maturities of investments and proceeds of 9.7 million from the disposal of Evercord.

Cash used in investing activities for the nine months ended September 30, 2018 totaled $26.8 million, which was comprised of $90.0 million in proceeds resulting from sales and maturities of investments, offset by purchases of investments of $115.0 million and the acquisition of property and equipment of $1.8 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 totaled $120.2 million. The cash proceeds were primarily comprised $107.6 million net of underwriting discount and issuance costs from the equity offering completed in the second quarter of 2019. The remainder were comprised of proceeds from the exercise of stock options and shares purchased from the employee stock purchase plan.

Cash provided by financing activities for the nine months ended September 30, 2018 totaled $110.7 million, of which $96.8 million was related to funds raised from the equity offering to sell shares of our common stock in July 2018, net of issuance costs. The remaining $13.9 million was proceeds from the exercise of stock options and shares purchased from the employee stock purchase plan.

Contractual Obligations and Other Commitments

See Note 8 – Commitments and Contingencies for details.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $1.3 million based on our $125.1 million gross debt outstanding, including principal and accrued interest as of September 30,  2019. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the borrowing rate of 100 basis points would increase our annual interest income by approximately $1.8 million annually in relation to amounts we would expect to earn, based on our short-term investments as of September 30,  2019.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30,  2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30,  2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30,  2019, we implemented certain internal controls in connection with our adoption of ASC 842.  There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2019 and the year ended December 31, 2018, 51% and 55%, respectively, of our revenues were derived from sales of our Panorama NIPT. Although we are growing our revenues from other products, in particular our Horizon carrier screen, we expect to continue to derive a significant portion of our revenues from the sales of Panorama. Continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs has grown in recent periods and is evolving, but this market trend may not continue or, even if it does continue, physicians may not recommend and order Panorama, and our laboratory distribution partners and licensees may not actively or effectively market Panorama.

Our ability to increase sales and establish significant levels of adoption and reimbursement for Panorama is uncertain, and it may be challenging for us to achieve profitability for many reasons, including, among others:

•

the NIPT market may not grow as we expect, and NIPTs may not gain acceptance for use in the average‑risk pregnancy population or as a screen for microdeletions, which would limit the market for Panorama, and we may fail to compete successfully in this market, whatever size;

•

if we are unable to demonstrate that Panorama is superior to competing NIPTs, laboratories, clinics, clinicians, physicians, payers and patients may not adopt use of Panorama on a broad basis, and may not be willing to pay the price premium over other NIPTs that we have, to date, been able to achieve;

•

third‑party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama, may not reimburse for uses of Panorama for the average‑risk pregnancy population or for the screening of microdeletions, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; in fact, many third‑party payers currently have negative coverage determinations or otherwise do not reimburse for average‑risk patient populations or for microdeletions screening and we expect low reimbursement rates for microdeletions screening to continue, at least in the near term; also, most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;

•

third‑party payers have increasingly required that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama or our other tests, which has impacted our results of operations since the fourth quarter of 2017, when these requirements began to take effect;

•

the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish or that comes from the commercial use of Panorama may be inconsistent with prior data, may raise questions about the performance of Panorama, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of Panorama; furthermore, we may be unable to achieve stable reimbursement for microdeletions unless and until sufficient validation data on the sensitivity and specificity of our test for these conditions become available, which may take longer than we anticipate;

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

•

we may fail to adequately protect or enforce our intellectual property relating to Panorama, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as Illumina has done in a lawsuit that it has filed against us, as discussed further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements; if we are required to pay license fees in order to license third‑party intellectual property rights due to actual or alleged infringement based on our running Panorama, we may experience increased costs in running Panorama, and we may be unable to pass such costs on to our customers;

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of Panorama that are necessary for Panorama to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our other products and programs, including our Horizon carrier screen product, our Signatera cancer monitoring offering, and our Prospera transplant rejection test;

•

in the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms for Panorama, we may be unable to do so in a commercially sustainable way and that could survive claims of infringement of intellectual property rights of Illumina and other competitors, in a timely manner or at all; and

•	we may not be successful in commercializing our cloud‑based distribution model.

If the market for Panorama or our market share fail to grow or grow more slowly than expected, our business, operating results and financial condition will be harmed.

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering and our registered public equity offerings. Our net loss for the nine months ended September 30, 2019 and 2018 was, respectively, $89.6 million and $96.3 million.. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $664.0 million and $574.6 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, Panorama and our other products, improve these products, research and develop and commercialize new products, an increasing proportion of which are in industries that are new to us, including oncology and transplant rejection.

In addition, the rate of growth in our revenues has generally been negative, low or flat in recent periods, and this trend may continue in future periods, including if the rate of growth of our test volumes slows. In particular, a significant element of our business strategy is to maintain increased in‑network coverage with third‑party payers; however, the negotiated fees under our contracts with third‑party payers are typically lower than the list price of our tests, and in some cases the third‑party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average‑risk pregnancy population and for microdeletions screening. Therefore, being in‑network with third‑party payers has had, and may continue to have, an adverse impact on our revenues especially if we are unable to increase the adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third‑party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per‑condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

As further discussed in the risk factor entitled “—We may not be successful in commercializing our cloud‑based distribution model,” our results of operations may be adversely affected if we do not sell a sufficient volume of tests under our cloud‑based distribution model to offset the lower revenues per test performed under that model. As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have also encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industry, such as those described in this prospectus. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations, and our business may suffer.

Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations.

Our success will depend in part on our ability to effectively introduce enhanced or new offerings. We continue to focus our research and development efforts on prenatal products, and have recently expanded our platform and are applying our expertise in processing and analyzing cell‑free DNA in the fields of cancer monitoring and transplant rejection. In recent years we have developed and/or launched several new products or enhanced versions of existing products, including our first offerings in oncology and in transplant rejection, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time‑intensive and uncertain, and requires us to accurately anticipate patients’, clinicians’ and payers’ attitudes and needs and emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We have limited experience developing and commercializing cell‑free DNA tests outside of the prenatal testing space, and we may not be successful in our current or future efforts to do so. We also have limited experience forecasting our future financial performance from our new products, including non‑NIPT types of cell‑free DNA tests, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or entering into collaborative arrangements; the collaborative arrangements we enter into may not be successful; healthcare providers may not order or use, or third‑party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for cancer monitoring and MRD assessment, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama and with Horizon, for which we launched a new workflow in 2018.

We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SNP‑based Microdeletions and Aneuploidy RegisTry (SMART) study, or due to changes in study design or other unforeseen circumstances, such as our decision to expand our SMART study to include a larger number of patients; or we may be unable to afford or manage the large‑sized clinical trials that some of our planned future products may require. The data collected from any studies we complete may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third‑party payers seeking such data for purposes of determining coverage for our tests. This is particularly true with respect to testing in the average‑risk pregnancy population and for microdeletions screening using our Panorama test. For example, in January 2017 we published data from our DNAFirst study showing that NIPT can be effectively and appropriately offered as a primary screen for all pregnant women regardless of risk due to maternal age or other factors; however, it remains uncertain whether or to what extent it will impact coverage or adoption of Panorama in the average‑risk population.

The publication of clinical data in peer‑reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer‑reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current tests or future tests do not receive sufficient favorable exposure in peer‑reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected.

In addition, as further described in the risk factor entitled “—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post‑market controls,” development of the data necessary to obtain regulatory clearance and approval of a test is time‑consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier‑stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, or may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, which could have a material adverse effect on our business, operating results or financial condition.

These and other factors beyond our control could result in delays or other difficulties in the research and development, approval, production, launch, marketing or distribution of enhanced or new tests and could adversely affect our competitive position and results of operations.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenues, gross margin, net loss and cash flows, may vary significantly in the future, and period‑to‑period comparisons of our operating results may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly results include, without limitation, those listed elsewhere in this “Risk Factors” section. In addition, our quarterly results have historically fluctuated because we generally recognize costs as they are incurred, but, prior to 2018, recorded most revenue only upon receipt of payment, and as a result typically experienced a delay in the related revenue recognition. However, beginning in 2018, we transitioned to accrual accounting in accordance with ASC 606 issued by the Financial Accounting Standards Board, as further described in “Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements—New Accounting Pronouncements Not Yet Adopted” in the Notes to Consolidated Financial Statements. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

If we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, evolving industry standards, intellectual property disputes, price competition, aggressive marketing practices and changing customer preferences. Our principal competition in prenatal testing comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first‑line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the fields of oncology and transplant rejection, and face competition in these business areas from other companies, many of which are larger, more established and have more experience and more resources than we do. Some of our competitors in the liquid biopsy field, in which clinical cancer diagnostic tests examine blood samples rather than solid tumor samples, are expanding their research and development efforts to include screening for other biomarkers instead of, or in addition to, ctDNA, on the basis that analyzing multiple biomarkers may result in improved sensitivity, lower costs and earlier detection than ctDNA‑based tests such as ours. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Myriad Genetics, Inc., which has acquired Counsyl, Inc; Bio‑Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; and Progenity. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Myriad Genetics, Inc.; Good Start Genetics, Inc., which has been acquired by Invitae Corp.; Progenity; Quest; Recombine Inc.; and GenPath Diagnostics, a business unit of Bio‑Reference. In the field of ctDNA‑based cancer monitoring, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Molecular Systems Inc. and Foundation Medicine, Inc., both subsidiaries of Roche; Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc.; Genomic Health Inc.; and ArcherDX, Inc. In the field of transplant rejection, we face competition from various companies that offer or seek to offer competing solutions, such as CareDx, Inc. We expect that the number of competitors in these spaces will continue to increase.

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

We may not be successful in commercializing our cloud‑based distribution model.

We utilize a cloud‑based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including in the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities, and then access our proprietary algorithms through our cloud‑based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud‑based solutions and services is not as mature as the market for on‑premise enterprise software, and it remains uncertain whether and to what extent our cloud‑based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of September 30, 2019, only 17 licensees are using Constellation commercially to market NIPT products and one licensee is using Constellation commercially to market its non‑invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud‑based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud‑based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud‑based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed‑based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud‑based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology.

We also do not know whether, over the long term, this model will result in benefits or cost savings at the levels that we anticipate or at all. For example, to the extent that any of our laboratory customers for whom we currently perform our tests entirely in our laboratory transition to our cloud‑based distribution model, our revenues from such customers will decrease because we are not able to charge as high an amount per test as when we perform the entire test ourselves. If the lower revenues per test performed is not offset by a sufficient increase in volume of tests sold, our overall revenues will be lower, and our results of operations may be adversely affected.

Among the risks to our business and results of operations from our Constellation model are the following:

•

our and our licensees’ ability to obtain required regulatory authorizations from the FDA and international regulatory agencies as further described in the risk factor entitled “Reimbursement and Regulatory Risks

Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud‑based distribution model;”

•

supply constraints, including with respect to the blood collection tubes that are used for our Panorama test and that are supplied by Streck, Inc., as further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers;”

•

allegations or potential third‑party claims that the tests, based on our technology, developed by our licensees violate such third parties’ intellectual property rights in the territories in which our licensees commercialize their tests;

•	licensing portions of our proprietary technology to third parties that may not take the same security precautions as we do to protect this information; and
•	an inability to achieve anticipated benefits and costs savings.

If we or other cloud‑based solution providers experience security incidents, loss of customer data or disruptions in delivery or other problems, the market for cloud‑based solutions in the diagnostics industry, including our solutions, may be adversely affected. Such events could also result in potential lawsuits and liability claims, which could have a material adverse effect on our business. If there is a reduction in demand for cloud‑based solutions caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products or other challenges, we may not be successful in executing our Constellation business model, and our results of operations may be adversely affected.

We may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, marketing and billing efforts.

Approximately 80% and 83% of our total revenues for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions, and our expansion of these functions in line with the overall growth in our business; we continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties;” moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN‑SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As described further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported class action lawsuit was recently filed against us, alleging that we sent an unauthorized text message to a plaintiff’s cellular telephone. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion—for example our agreement with a transplant diagnostics company to co‑market our Prospera kidney transplant rejection test in conjunction with our direct sales force—we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third‑party payers or other third parties, or be held liable or otherwise responsible for such acts of non‑compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

We rely on internal and third‑party data centers and platforms to host our laboratory and cloud‑based software, and any interruptions of service or failures may impair our laboratory operations or the delivery of our cloud‑based services and harm our business.

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud‑based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third‑party data center hosting facilities operated by Amazon Web Services, or AWS, located in the United States and in the European Union. These algorithms cannot currently be run other than through the DNAnexus platform; they are currently used to run our Panorama NIPT and NIPT analysis for our Constellation licensees, as well as Horizon, Signatera, Prospera and certain of our research and development activities, and we plan to utilize the platform for additional applications in the future. In the event of any technical problems that may arise in connection with our on‑site data center, the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud‑based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can provide reliable, high‑quality testing results, in the prenatal space as well as in cancer monitoring and transplant rejection. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes increase and our product portfolio expands. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama experiences a higher rate than advertised for other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama, Horizon and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we have experienced and will likely continue to experience on occasion as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing processes, as we did in 2018 when implementing significant updates to our Horizon workflow. Any refinements we make to our testing processes may not improve our tests as we expect and may result in unanticipated issues that may adversely affect our test performance as described above. For example, we experienced longer than expected turnaround times following the implementation of our updated Horizon workflow in 2018. Such operational, technical and other difficulties adversely affect test performance, may impact the commercial attractiveness of our products, and may increase our costs or divert our resources, including management’s time and attention, from other projects and priorities. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate.

In addition, as further discussed in the risk factor entitled “If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected,” our Vistara NIPT is a relatively new test offering, as are Signatera and Prospera. Any failure to meet consumer expectations could harm our reputation.

We rely on third‑party laboratories to perform portions of our service offerings.

We and our subsidiaries outsource the portions of testing that we do not perform in‑house to third‑party CLIA certified laboratories. For example, a portion of our Horizon carrier screening testing and our Vistara single‑gene mutations testing is performed by third‑party laboratories. These third‑party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third‑party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and the third‑party laboratories that we have contracted with have in the past had, and occasionally continue to have, issues with delivering results to us or resolving issues with us within the time frames we expected or established in our contracts with them, which sometimes results in longer than expected turnaround times for, or negatively impacts the performance of, these tests and services. In the event of any adverse developments with these third‑party laboratories or their ability to perform their obligations to us in a timely manner and in accordance with the standards that we and our customers expect, our ability to service our customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, when these issues arise, we have had to expend time, management attention and other resources to address and remedy such issues.

We may not have sufficient alternative backup if one or more of the third‑party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness. In particular, we do not have a backup laboratory for our Panorama, Vistara or Signatera offerings. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third‑party laboratories’ facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third‑party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these tests and services. In addition, certain third‑party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third‑party laboratories and billing for such tests is contrary to the terms of our provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti‑markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins may suffer.

If we are unable to successfully grow revenues for our products or services in addition to Panorama, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama, such as Horizon, Spectrum, Anora, Vistara, Signatera or Prospera, is uncertain and is subject to many of the risks we face with respect to Panorama. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent or superior to competing products or services; third‑party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights, which has occurred, as disclosed elsewhere in these Risk factors, with respect to active litigation with Illumina regarding Panorama and with CareDx regarding Prospera. In particular, because our revenues from Horizon continue to represent an increasing proportion of our overall revenues, any adverse impact we experience with respect to Horizon could result in an impact to our overall revenues, or a component of such overall revenues; for example, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall blended average selling price. If we are not able to increase adoption of and grow revenues for these products or services, our business and results of operations may be adversely affected.

We began offering our Vistara single‑gene mutations screening test in May 2017; our Signatera (RUO) recurrence monitoring liquid biopsy offering for research use in August 2017; our twin pregnancies screening capability for Panorama in October 2017; and, on a limited basis, both our Signatera CLIA test and Prospera transplant rejection test in 2019. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering, including risks inherent in launching multiple new offerings simultaneously. Our Signatera and Prospera offerings, while based upon our core molecular diagnostic technology, are in fields that are new to us; and Vistara is subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Vistara, Signatera or Prospera offerings will be successful.

If our primary CLIA‑certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third‑party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing and our Vistara single‑gene mutations testing. While we are in the process of scaling up our laboratory facility in Austin, Texas to support continued growth in our Panorama and Horizon tests, we currently have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our primary San Carlos, California laboratory facility. Our Signatera and Prospera tests are currently also performed at this facility, and we expect that our efforts in oncology and transplant rejection will represent significant areas of focus for us, both operationally and financially, in the near term. Our San Carlos facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our San Carlos facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

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

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama and Signatera and for our development activities relating to oncology diagnostics, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud‑based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which was acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third‑party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud‑based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud‑based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, Illumina has filed a patent infringement lawsuit against us, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, alleging that our performance of part of our Panorama test infringes one of the patents in the patent pool. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of this lawsuit, including based on further claims that could be brought during the course of the litigation, and the costs and distraction to management of defending against this lawsuit could be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In particular, while we are seeking to validate our tests on additional sequencing platforms, such as under our license agreement with BGI Genomics Co., Ltd., or BGI Genomics, we have not, to date, validated any alternative sequencing platform on which our testing could be run in a commercially viable manner. These efforts will require significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any such sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

In addition, our Panorama test is currently only validated to be performed using Streck, Inc., or Streck’s, blood collection tubes, and Streck is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. Similarly, all of the licensees under our cloud‑based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. Furthermore, the blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we could be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. In addition, Streck’s blood collection tubes have not been registered as a medical device in all countries in which we market our Panorama test. As discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud‑based distribution model,” the regulatory authorities in some of these countries may determine that such registration is required, which could impact our ability to offer Panorama in such countries. Furthermore, because our licensees under our cloud‑based distribution model also exclusively use such sole‑sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole‑sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

Because we rely on third‑party manufacturers, we do not control the manufacture of these components, including whether such components will meet our quality control requirements, nor the ability of our suppliers to comply with applicable legal and regulatory requirements. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, our tests may not work properly or at all, or may provide erroneous results, and we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third‑party manufacturers’ facilities that cause a loss of manufacturing capacity would heighten the risks that we face.

In the event of any adverse developments with our sole suppliers, or if any of our sole suppliers modifies any of the components they supply to us, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re‑design or re‑validate our products. In addition, if we obtain FDA clearance, approval or authorization for any of our tests as an in vitro diagnostic, or IVD, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts for such an IVD, as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post‑market controls.” Our failure to maintain a continued supply of components, or a supply that meets our quality control requirements, or changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers, particularly in the case of sole suppliers such as Streck and Illumina, could result in the loss of access to important components of our tests and impact our test performance or affect our ability to perform our tests in a timely manner or at all, which could impair, delay or suspend our commercialization activities. In the event that we transition to a new supplier from any of our sole suppliers, doing so could be time‑consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance of our tests or could require that we re‑validate Panorama and our other tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We rely on commercial courier delivery services to transport samples to our facilities in a timely and cost‑efficient manner and if these delivery services are disrupted, our business will be harmed.

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

In the ordinary course of our business, we collect and store sensitive data, including legally‑protected personal information, such as test results and other patient health information, credit card and other financial information, insurance information, and personally identifiable information. We also store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We manage and maintain our applications and data utilizing a combination of on‑site systems, managed data center systems and cloud‑based data center systems. These applications and data encompass a wide variety of business‑critical information, including research and development information, commercial information and business and financial information. We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit, and store this critical information. We also communicate sensitive data, including patient data, telephonically, through our website, through facsimile, through integrations with third party electronic medical records systems, and through relationships with third party vendors and their subcontractors, both in the United States and internationally. The laws of some foreign countries do not protect data privacy to the same extent as the laws of the United States.

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy. Although we take measures to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our technology and other third party service providers and their subcontractors, may nevertheless be vulnerable to cyber‑attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, and regulatory penalties. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Several states in which we operate, including the State of California, have proposed laws or regulations that will further regulate our collection and storage of data. Failure to comply with these new laws or regulations could result in legal claims or proceedings. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

For example, in May 2019, we were notified of a data security incident that compromised the computer systems of Retrieval‑Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency, or AMCA, one of our third party vendors and affected a limited number of our patients whose data was stored in AMCA’s systems. While the accessed data did not include Social Security numbers, the credit card information of a small number of the patients was compromised. We have notified the affected individuals as required by HIPAA.

Our cloud‑based distribution model adds additional data privacy risk, as certain personal health and other information may be sent to and stored in the cloud by our laboratory licensees, many of which are located outside of the United States. We contractually prohibit our licensees from sending personally‑identifiable information to our cloud servers, and the vendor that hosts our software in the cloud is contractually required to comply with data privacy laws, such as HIPAA and GDPR. However, we cannot be certain that these third parties will comply with the terms of our agreements, nor that they will not experience security breaches or other disruptions.

The marketing, sale, and use of Panorama and our other products could result in substantial damages arising from product liability or professional liability claims that exceed our resources.

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama and our other products. For example, Panorama could provide a low‑risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low‑risk result because the Panorama result was a so‑called false negative. Even though Panorama and our other tests are highly accurate, they are not 100% accurate and we may report false negative results. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability. We are currently involved in product liability lawsuits by patients who allegedly received false negative results. For example, see “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. A product liability or professional liability claim could result in substantial damages and be costly and time‑consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

Our overall test volumes grew from approximately 447,600 to 515,200 and further to 668,600 tests processed during the years ended December 31, 2016, 2017 and 2018, respectively, and since 2009 we have launched 11 product offerings, four of them in 2017 alone, and an additional two offerings on a limited basis in 2019. We processed approximately 594,884 tests in the nine months ended September 30, 2019. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows, as with Panorama in 2017 and Horizon in 2018. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama, Horizon and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as has happened in the past when we experienced a delay in our claims submissions and processing as a result of transitioning most of our insurance billing operations from our headquarters in San Carlos, California to our facility in Austin, Texas. We have recently transitioned a component of our insurance billing operations to a third party service provider, and may face similar challenges in connection with this transition. In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We launched four new products in 2017 alone, two of which are in markets or industries that are new to us, with two additional offerings on a limited basis in 2019, one of which is in a third market, transplant rejection, that is also new to us. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for sales, scientific, medical, laboratory, research and development and other technical personnel, and especially in the San Francisco Bay Area where our headquarters and main laboratory facilities are located, and the turnover rate of such personnel can be high. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for highly qualified personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations to their former employers, which occurs from time to time. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the equity awards they receive in connection with their employment. To the extent that our current or potential employees perceive the value of our equity awards to be low, our ability to recruit, retain and motivate highly skilled employees may be adversely affected, which could then have an adverse effect on our business and future growth prospects. Furthermore, to the extent that we are unable to retain our employees and they leave our company to join one of our competitors, we cannot assure you that any invention, non‑disclosure or non‑compete agreements we have in place will provide meaningful protection against a departing employee’s unauthorized use or disclosure of our confidential information, as further discussed in “—Risks Relating to our Intellectual Property—If we are not able to adequately protect our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.”

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

While we have increased the focus of our commercial efforts on our U.S. direct sales force, we continue to rely on relationships with laboratory and other partners to sell Panorama and our other products, both in the United States and internationally. For example, we have entered into an agreement with BGI Genomics pursuant to which, among others, we will commercialize Signatera in China and develop reproductive health tests on BGI Genomics’s sequencing platform and we have entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, we will rely on Qiagen for the distribution of an NIPT based on our Panorama test, on a sequencing platform that has not yet been fully validated for our test to be run in a commercially viable manner; we have also recently entered into an agreement with a transplant diagnostics company to co‑market our Prospera test in conjunction with our direct sales force. Distributing Panorama, Signatera and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these laboratories could weaken, these laboratory partners could stop selling our products, reduce their marketing efforts in respect of our products, develop and commercialize or otherwise sell competing products, or otherwise breach their agreements with us. For example, Qiagen recently announced the discontinuation of the development of its Next Generation Sequencing Platform, which could result in a reduction of Qiagen’s time and resources devoted to our collaboration with Qiagen. This may adversely impact our efforts to validate our tests on additional sequencing platforms. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible for our partners’ sales and marketing activities. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama, Signatera or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time‑consuming and expensive. As is typical for companies in our industry, we are continually evaluating and pursuing various strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

In addition, we face the risk of our laboratory partners terminating their relationship with us and completely suspending the sale of our products, which has happened in the past. Laboratory partners that are not bound by obligations of exclusivity or non‑competition to us or our products could decide to develop their own product that competes with ours or sell a competing product, in addition to or in lieu of our tests. For example, we terminated our licensing and distribution agreement with Bio‑Reference in 2017, and Bio‑Reference began selling a competing NIPT. Moreover, our partners could merge with or be acquired by a competitor of ours or a company that chooses to de‑prioritize the efforts to sell our products.

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

We are subject to the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non‑U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent laboratories to sell Panorama and other products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with foreign government officials. We are also subject to similar anti‑bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far‑reaching in nature. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and we could be subject to severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, any of which could result in a material adverse effect on our business, prospects, financial condition, or results of operations.

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

Outside of the United States we enlist local and regional laboratories, contract employees and other contracted service providers to assist with various aspects of our business operations, including blood draws, engineering, sales, marketing, billing and customer support. Subject to regulatory clearance where required, we also contract with international licensees to run the molecular portion of our tests in their own labs and then access our algorithm for analysis of the resulting data through our cloud‑based Constellation platform. Locating, qualifying and engaging additional distribution partners and local laboratories with local industry experience and knowledge is necessary to effectively market and sell our tests outside of the United States. We may not be successful in finding, attracting and retaining such distribution partners or laboratories, or we may not be able to enter into such arrangements on favorable terms. Sales practices and other activities utilized by our distribution partners, contract employees and other service providers, some of which may be locally acceptable, may not comply with relevant standards required under United States laws that apply to our operations overseas, including through third parties, which could create additional compliance risk. Our training and compliance program and our other internal control policies and procedures, and our contractual terms with these third parties, may not always protect us from acts committed by our employees, contractors, partners or agents abroad. Non‑compliance by us or our employees, contractors, partners or agents, whether maliciously or in error, of any applicable laws or regulations could result in fines or penalties, or adversely affect our ability to operate and grow our business. Even if we are able to effectively manage our international operations, if our distribution partners and local and regional laboratory licensees are unable to effectively manage their businesses, our business and results of operations could be adversely affected. Furthermore, the legal landscape governing advertising, promotional and other marketing activities can vary widely from jurisdiction to jurisdiction, and is often more complex, less clear or less developed than in the United States. If our marketing activities are found to be in violation of local laws, regulations or practices, we may be subject to fines and other penalties, and may be required to cease marketing or commercialization activities in such jurisdiction. If our sales and marketing efforts are not successful outside of the United States, we may not achieve market acceptance for our tests outside of the United States, which would harm our business.

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

Our success depends in large part upon the continued service of our senior management team. In particular, our founder and Executive Chairman, Matthew Rabinowitz, as well as Steve Chapman, our Chief Executive Officer, are critical to our vision, strategic direction, culture, products and technology. Although Dr. Rabinowitz spends significant time with us and is active in our management, he is no longer our Chief Executive Officer. In addition, we do not maintain key‑man insurance for Dr. Rabinowitz, Mr. Chapman or any other member of our senior management team. The loss of our founder and Executive Chairman, our Chief Executive Officer or one or more other members of our senior management team could have an adverse effect on our business.

We may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

From time to time, we may enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions. Because we have not made any such acquisitions or dispositions to date, our ability to do so successfully is unproven. Even if we identify suitable transactions, we may not be able to complete such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of an acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non‑disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day‑to‑day responsibilities, increase our expenses, result in accounting charges, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

We may need to raise additional capital, and if we cannot do so when needed or on commercially acceptable terms, we may have to curtail or cease operations.

We may need to raise additional funds through public or private equity or debt financings, corporate collaborations or licensing arrangements to continue to fund or expand our operations.

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to achieve broader commercial success with Panorama, Horizon and our other products;
•	the costs and success of our research, development, and commercialization efforts for potential new products;

•	our ability to obtain more extensive coverage and reimbursement for our tests, including in the average‑risk patient population and for microdeletions screening;
•	our ability to generate sufficient revenues from our cloud‑based distribution model;
•	our ability to collect on our accounts receivable;
•	our need to finance capital expenditures and further expand our clinical laboratory operations;
•	our ability to manage our operating costs; and
•	the timing and results of any regulatory authorizations that we are required to obtain for our tests.

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity‑linked securities, or grant of equity or equity‑linked securities in connection with any debt financing, will dilute stockholders’ ownership interests in us and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants, and may impose other constraints on us and our operations, as is the case under our 2017 Term Loan, as further described in the risk factor entitled “—Our outstanding debt may impair our financial and operating flexibility.” To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may have to delay development programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our tests or market development programs, which could lower the economic value of those programs to our company.

Our outstanding debt may impair our financial and operating flexibility.

As of September 30, 2019, we had approximately $123.7 million of debt outstanding with accrued interest. We have $73.6 million outstanding under our 2017 Term Loan. In addition, we have $50.1 million outstanding under our Credit Line with UBS, including unpaid interest. Except for operating leases, we do not have any off‑balance sheet financing arrangements in place or available. Our 2017 Term Loan contains various restrictive covenants and is secured by substantially all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt; conversely, our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the 2017 Term Loan or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity. Any refinancing of our existing indebtedness or the incurrence of additional indebtedness could have similar or more restrictive terms.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2018, we had federal and state NOL carryforwards of approximately $394.0 million and $201.4 million, respectively, which, if not utilized, begin to expire in 2027 and 2028, respectively. We also had federal research and development credit carryforwards of approximately $14.1 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $10.5 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three‑year period), the corporation’s ability to use its pre‑change NOL carryforwards and other pre‑change tax attributes to offset its post‑change income or taxes may be limited. We may have experienced an “ownership change” upon our initial public offering; we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

Reimbursement and Regulatory Risks Related to Our Business

If we are unable to expand, maintain or obtain third‑party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third‑party payers and patients. Third‑party reimbursement for our testing represents a significant portion of our revenues, and we expect third‑party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high‑risk to the average‑risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third‑party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. We do not expect to receive reimbursement for a significant number of Panorama tests for average‑risk patients and for microdeletions that we performed in the quarter ended September 30, 2019. In addition, we have recently begun offering our Signatera oncology test on a limited basis as a laboratory developed test, or LDT, and it remains unclear whether and to what extent liquid biopsy or other oncology sequencing tests will be reimbursed. We have also recently begun offering our

Prospera transplant rejection test on a limited basis, and while we are basing our reimbursement estimates on the rate at which a similar test currently on the market is reimbursed, we cannot guarantee that our test will be reimbursed at the same or a similar rate. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in‑network status with, third‑party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third‑party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of performing NIPT in average‑risk pregnancies, as well as high‑risk pregnancies. However, the Society for Maternal Fetal Medicine, or SMFM, has issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first‑line screening for average‑risk pregnancies. While we expect the ACMG and SMFM guidelines to result in an increase in the number of average‑risk women who are informed of NIPT and that may request it as a result, not all third‑party payers reimburse for NIPT for these average‑risk patients. Currently, Aetna Inc., UnitedHealthcare Insurance Company and a number of other third‑party payers have negative coverage determinations for NIPT in average‑risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average‑risk population. The SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third‑party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third‑party payers’ reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, we may be unable to obtain positive coverage determinations for our test. If third‑party payers do not reimburse for NIPT for average‑risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third‑party payors do not reimburse.

In addition, a CPT code for microdeletions took effect in January 2017. We have experienced low average reimbursement rates for microdeletions under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, due to third‑party payers declining to reimburse and as a result of reduced reimbursement, under the code, which has had, and we expect to continue to have, an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening tests took effect in January 2019. The new code has caused and may continue to cause reimbursement rates for our broader Horizon carrier screening panel to decrease because those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

The reimbursement environment, particularly for molecular diagnostics, is continually changing and our efforts to broaden reimbursement for our tests with third‑party payers may not be successful. Third‑party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third‑party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third‑party payers bundle payment for multiple tests or tests that screen for multiple conditions, such as our Horizon test or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third‑party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third‑party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Note 8—Commitments and Contingencies—Third‑Party Payer Reimbursement Audits” in the Notes to Consolidated Financial Statements. If a third‑party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third‑party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third‑party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. As described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements in our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019, in 2018 we reached a settlement with the United States Department of Justice to pay approximately $11.4 million to resolve claims under a qui tam complaint regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

Furthermore, some of our contracts with third‑party payers contain so‑called most favored nation provisions, pursuant to which we have agreed that we will not bill the third‑party payer more than we bill any other third‑party payer. We must therefore monitor our billing and claims submissions to ensure that we remain in compliance with these contractual requirements with third‑party payers. If we do not successfully manage these most favored nation provisions, we may need to forego revenues from some third‑party payers or reduce the amount we bill to each third‑party payor with a most‑favored nation clause in its contract that is violated, which would adversely affect our revenues. This situation could also subject us to claims for recoupment, which could require the time and attention of our management, require the expense of engaging outside counsel or consultants, and may be a distraction from development of our business, adversely impacting our operations. Such recoupment demands could also ultimately result in an obligation to repay amounts previously earned.

In addition, if a third‑party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. In particular, we are often unable to collect the full amount of a patient’s responsibility where we are an out‑of‑network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third‑party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which may cause payers to raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws. However, we have in the past received, and we may in the future receive, inquiries from third‑party payers regarding our billing policies and collection practices. While we have addressed these inquiries as and when they have arisen, there is no guarantee that we will always be successful in addressing such concerns in the future, which may result in a third‑party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action to seek reimbursement of previous amounts paid. Any of such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Additionally, if we were required to make a repayment, such repayment could be significant, this would impact our results of operations, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

We are aware of policies and practices of our competitors to offer patients a set cap on their out‑of‑pocket responsibility, waive patient responsibility altogether, and, in some cases, to not send patients a bill at all, all of which we believe is not in accordance with third‑party payers’ policies and, in many cases, not compliant with the law. In contrast, it is our policy not to offer such caps or waivers and to send bills to patients for services rendered. Because of this discrepancy, our offerings may be perceived as less attractive to patients and their healthcare providers, who are concerned about patients having a large financial responsibility for these products. As a result, we believe that our revenues and results of operations have been adversely affected, and may continue to be so affected to the extent that our competitors continue such practices.

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from the Medicare program and state Medicaid programs.

Our revenues from Medicare are currently very small, given the population that Medicare covers, and the fact that our testing generally is not received by Medicare beneficiaries. As a result, we do not expect our Medicare revenues to change materially with regard to NIPT. However, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third‑party payers. Specifically, fee‑for‑service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee‑for‑service rates, and many commercial third‑party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third‑party payers, including Medicaid, and could have an adverse effect on our revenues. Furthermore, we expect that Medicare reimbursement will impact our future revenue from our Signatera CLIA test as well as our Prospera test, as the significant majority of transplant patients are covered by Medicare.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program. In addition, many Medicaid programs have entered into agreements with managed care plans to have the managed care plans manage the provision of healthcare to that Medicaid program’s beneficiaries, including exclusive arrangements with large national laboratory providers. In order for us to enter into contracts to provide our testing services to beneficiaries who are enrolled with a Medicaid managed care plan, we must first be recognized as a Medicaid provider in that state, and then contract with the applicable Medicaid managed care program. As of October 1, 2019, we are recognized by 47 states as a Medicaid provider. It is likely that we will not be able to be recognized as a provider by additional Medicaid programs because some states require that a provider maintain a physical laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. Even if we are recognized as a provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition and as noted above, each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, our testing is not reimbursed or only reimbursed at a very low dollar amount by many state Medicaid programs. In some cases, a state Medicaid program’s reimbursement rate for our testing might be zero dollars. Low or zero dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Our revenues may be adversely impacted if third‑party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

We are in network, or under contract, with the significant majority of third‑party payers from whom we receive reimbursement; this means that we have agreements with most third‑party payers that govern approval or payment terms. However, these contracts do not guarantee reimbursement for all testing we perform. For example, many third‑party payers with whom we have written agreements have policies that state they will not reimburse for use of NIPTs for average‑risk pregnancies or for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our agreements require a physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third‑party payers have increasingly required prior authorization to be obtained prior to conducting a test, as a condition to reimbursing for the test. This has placed a burden on our billing operations as we have to dedicate resources to ensuring that these requirements are met and to conduct follow‑up and address issues as they arise, and has also impacted our results of operations, including our gross margins, since the fourth quarter of 2017, when these requirements began to take effect. To the extent we or the physicians ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled. This has occurred in some cases and may occur more frequently in the future, which does and would have an adverse impact on our revenues.

Where we are considered to be an out of network provider, which is the case with some third‑party payers from whom we receive reimbursement, such third‑party payers could withdraw coverage and decline to reimburse for our tests in the future, for any reason. Managing reimbursement on a case‑by‑case basis is time‑consuming and contributes to an increase in the number of days it takes us to collect on accounts, which also increases our risk of non‑payment. Negotiating reimbursement on a case‑by‑case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Even if we are being reimbursed for our tests, third‑party payers may review and adjust the rate of reimbursement, require co‑payments from patients or stop paying for our tests. Government healthcare programs and other third‑party payers continue to increase their efforts to control the cost, utilization and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular diagnostic tests. These measures have resulted in reduced payment rates and decreased utilization in the clinical laboratory industry. Because of these cost‑containment measures, governmental and commercial third‑party payers may reduce, suspend, revoke or discontinue payments or coverage at any time, including payors that currently provide reimbursement for our tests. Reduced reimbursement of our tests may harm our business, financial condition or results of operations.

Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may nevertheless encounter disputes over pricing and billing. Each third‑party payer typically has different billing requirements, and the billing requirements of many payers have become increasingly difficult to meet. Among the factors complicating our billing of third‑party payers are:

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

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our ordering healthcare providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established by the AMA, CMS establishes payment levels and coverage rules under Medicare while private payers independently establish rates and coverage rules. A CPT code specific to NIPT for aneuploidies was implemented in January 2015, and a CPT code for microdeletions was implemented in January 2017. CMS has established a pricing benchmark of $802 for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has decreased under the January 2017 code because third‑party payers are declining to reimburse under this code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. In addition, the AMA has approved the use of a CPT code for expanded carrier screening tests, which may similarly cause reimbursement for our Horizon expanded carrier screening tests to decline. We do not currently have assay‑specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn or that third‑party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third‑party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post‑market controls.

We currently offer a number of prenatal genetic tests, including Panorama, and each of those tests is an LDT. In addition, we are initially commercializing our Signatera CLIA laboratory test and our Prospera test as LDTs. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

The regulation by the FDA of LDTs remains uncertain. In October 2014, the FDA issued draft guidances outlining its plan to actively regulate LDTs using a risk‑based approach. In November 2016, the FDA announced that it no longer plans to finalize the 2014 draft guidances. In January 2017, the FDA issued a discussion paper that laid out elements of a possible revised future LDT regulatory framework, but did not establish any regulatory requirements. The FDA’s efforts to regulate LDTs prompted the drafting of legislation governing diagnostic products and services that sought to substantially revamp the regulation of both LDTs and IVDs. Congress may still act to provide further direction to the FDA on the regulation of LDTs and substantially modify the regulation of IVDs.

In the meantime, the FDA could require us to seek premarket clearance, approval or authorization to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance, approval or authorization is required for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance, approval or authorization. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance, approval or de novo authorization. For example, the regulatory premarket clearance, approval or de novo authorization process may involve, among other things, successfully completing analytical, pre‑clinical and/or clinical studies beyond the studies we have already performed or plan to perform for each of our products and would involve submitting a premarket notification, or 510(k), a de novo application, or filing a PMA application with the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or authorizations. In addition, we may require cooperation in our filings for FDA clearance, approval or authorization from third‑party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances, approvals or authorizations, or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance, approval or authorization for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we are party to certain litigation with Illumina as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. Furthermore, if FDA premarket clearance, approval or de novo authorization is required, our cash flows may be adversely affected until we obtain such clearance, approval or authorization, as most third‑party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

In May 2019, the FDA granted Breakthrough Device designation for the Signatera test for use in the post‑surgical detection and quantification of ctDNA in the blood of patients previously diagnosed with certain types of cancer and in combination with certain drugs, which will enable us to have increased interactions with FDA. We cannot assure you that this designation will lead to accelerated review or approval of our regulatory submissions for Signatera.

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

Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud‑based distribution model.

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our Constellation cloud‑based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud‑based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have entered into a license agreement with BGI Genomics to commercialize our Signatera test in China and to develop reproductive health tests in select markets using BGI Genomics’s sequencing instruments and platform, such commercialization and development activities will be subject to obtaining and maintaining necessary regulatory approvals in the relevant jurisdictions. In addition, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents required for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to offer Panorama as an IVD directly in these jurisdictions. This, coupled with our use of our Panorama brand name under our Constellation model, has caused regulatory authorities to question whether we, our laboratory partners or our licensees may be marketing, commercializing or otherwise offering our tests without required approvals. We are occasionally required to address inquiries from regulatory authorities in various countries, such as those in the European Union, regarding the regulatory status of our Panorama or Constellation offerings, and expect that we will continue to face similar inquiries. If we do not continue to satisfactorily address any such questions in the future, we may be required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries.

Our cloud‑based distribution model has raised similar concerns in some countries outside of the European Union; as a result, we address inquiries from various international regulatory authorities from time to time, and it is likely that we will continue to do so in the future, regarding the regulatory status of Panorama and Constellation. We may also be at a competitive disadvantage in the European Union to our competitors who have obtained a CE Mark for their end to end NIPT. In addition, as further described in the risk factor entitled “Risks Related to Our Business and Industry—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” blood collection tubes sourced solely from Streck are required to run our tests. These blood collection tubes are CE

Marked by the European Commission; however, if such blood collection tubes are not registered in jurisdictions that do not accept a CE Mark, we may be unable to expand our business in such jurisdictions.

We may also need to obtain regulatory clearance, approval or authorization in the United States for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We have engaged in discussions with the FDA regarding the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which are genetic mutations in which relatively large regions of the genome have been deleted or duplicated. In those discussions, the FDA indicated that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the premarket approval, or PMA, process. The FDA stated that it would not prevent us from marketing Constellation in the United States while we discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself either on the appropriate regulatory review path or on the issue of our ability to continue to market Constellation. In addition, the 21st Century Cures Act, enacted in 2016, included a number of changes to the FDA’s regulatory approach to software that may have bearing on the regulatory status of our Constellation software. If necessary, we intend to seek regulatory clearance, approval or authorization for our Constellation software; however, we cannot guarantee that we will obtain such clearance, approval or authorization. If clearance, approval or authorization is required by the FDA and we are unable to obtain it, we would be unable to commercialize our cloud‑based distribution model in the United States.

If our Constellation software requires regulatory clearance, approval or authorization in the United States, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post‑marketing obligations. If we are not able to maintain regulatory compliance to the extent required, we may not be permitted to offer our Constellation software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution. In addition, if a test developed by any of our licensees under our cloud‑based distribution model in the United States is found not to be an LDT, or that licensee has difficulty obtaining the reagents and sequencing equipment for any regulatory, supply chain, or other reason, the licensee may not be able to market its test, we would not receive the anticipated revenues from that licensee, and potential or other current licensees may be dissuaded from utilizing our Constellation software.

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. For example, the European Commission has published new directives regulating, among others, IVDs, which are expected to become effective in 2022. The new regulations will require companies providing genetic testing services to obtain a CE Mark for what will be considered IVDs, or a CE‑IVD; in addition to requiring notified body approval for various classes of devices, including prenatal tests such as Panorama, companies will also be required to submit clinical evidence and post‑market performance data to regulators after their tests have been approved and are commercialized. We or our partners or licensees may not be able to obtain regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in the United States or in foreign countries.

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

Furthermore, the molecular diagnostics industry as a whole is a growing industry and regulatory agencies such as the United States Department of Health and Human Services, or HHS, or the FDA may apply heightened scrutiny to new developments in the field. While we have taken steps to ensure compliance with the current regulatory regime in all material respects, given its nature and our geographical diversity, there could be areas where we are non‑compliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost‑effective manner. Should we be found to be non‑compliant with current or future regulatory requirements, we may be subject to sanctions which could include changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings, which may adversely affect our business, financial condition and results of operations by increasing our cost of compliance or limiting our ability to develop, market and commercialize our tests.

In addition, there has been a recent trend of increased U.S. federal and state regulation, scrutiny and enforcement relating to payments made to referral sources, which are governed by laws and regulations including the Stark law, the federal Anti‑Kickback Statute, the federal False Claims Act, and EKRA as well as state equivalents of such laws. Among other requirements, the Stark law requires laboratories to track, and places a cap on, non‑monetary compensation provided to referring physicians.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third‑party payers, for our tests. Our laboratory located in San Carlos, California is CLIA certified, and is accredited by the College of American Pathologists, or CAP, a CMS‑approved accreditation organization. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA and/or state inspectors may conduct random inspections of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA, CAP or state requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation or state laboratory permit, as well as a directed plan of correction, on‑site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs and significant adverse publicity.

Some states require that we hold licenses or permits to test samples from patients in those states and as a result we are also required to maintain standards related to state licensure to conduct testing in our laboratories under state law. California state laboratory laws and regulations establish standards for the operation of our clinical laboratory and performance of test services in San Carlos, California, including the education and experience requirements for laboratory directors and personnel (including requirements for documentation of competency); equipment validations; and quality management practices. All personnel involved in testing must maintain a California state license or be supervised by licensed personnel. We maintain a license in good standing with the California Department of Public Health, or CAPH. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our San Carlos laboratory from the New York Department of Health, or DOH, which mandates proficiency testing regardless of whether the laboratory is physically located in New York. The New York state laboratory laws, regulations and rules are at least as stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements for laboratory directors and personnel; physical requirements of a laboratory facility; equipment validations; and quality management practices. The laboratory director must maintain a Certificate of Qualification issued by New York’s DOH in permitted categories. In addition, we are subject to routine on‑site inspections or inspections in response to a complaint under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, CAPH or New York’s DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. Any such actions could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

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

CMS also has the authority to impose a wide range of sanctions, including revocation of a laboratory’s CLIA certification along with a bar on the ownership or operation of any CLIA‑certified laboratory by any owners or operators of the deficient laboratory. If we fail to maintain our CLIA certification or any required state license or accreditation, or if any sanction were imposed upon us under CLIA, its implementing regulations, or state or foreign laws or regulations governing licensure, we would not be able to operate our clinical laboratory and offer our testing services in the affected states or countries, which would materially and adversely impact our business and results of operations. Bringing our laboratory back into compliance with CLIA requirements could cause us to incur significant expenses and potentially lose revenues in order to address deficiencies and achieve compliance.

Changes in government healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and other third‑party payers.

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by significant and potentially unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third‑party payers. Any such changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. Going forward, we cannot predict the full impact of governmental healthcare policy changes on our business, financial condition and results of operations.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti‑Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre‑existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing. This could adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. An example of an attempt to scale back PPACA came through the passing of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act repeals the individual mandate under PPACA, which required consumers to buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that fewer consumers may carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests, which could impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state‑ or federally‑administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of “essential health benefits” and we do not know whether Panorama or our other tests will fall into a benefit category deemed “essential” for coverage purposes across the plans offered in any or all of the exchanges. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi‑year pricing program for services payable under the CLFS that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. The rule issued by CMS to implement PAMA required certain laboratories to report third‑party payer rates and test volumes. Since January 1, 2018, the Medicare payment rate for these tests is equal to the weighted median private payer rate reported to CMS, which for many tests is lower than the previous CLFS payment rates due to the often lower negotiated private payer rates applicable to large commercial laboratories that were required to report data to CMS. While we continue to believe that the new rates will have minimal impact on our business, the rates continue to be the subject of controversy in the industry. The implementation of the PAMA rates have negatively impacted overall pricing and reimbursement for many clinical laboratory testing services. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of government health plans pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or how any such future legislation, regulation or initiative may affect us. Current or potential future federal legislation and the expansion of government’s role in the U.S. healthcare industry, as well as changes to the reimbursement amounts paid by third‑party payers for our current and future tests, may adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows.

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
•

the federal Anti‑Kickback Statute, which prohibits, among other things, the knowing and willful solicitation, receipt, offer or payment of remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare;
•	the federal False Claims Act which prohibits, among other things, the presentation of false or fraudulent claims for payment from Medicare, Medicaid, or other government‑funded third‑party payers;
•

federal laws and regulations governing the Medicare program, providers of services covered by the Medicare program, and the submission of claims to the Medicare program, as well as the Medicare Manuals issued by CMS and the local medical policies promulgated by the Medicare Administrative Contractors with respect to the implementation and interpretation of such laws and regulations;

•

the federal Stark law, also known as the physician self‑referral law, which, subject to certain exceptions, prohibits a physician from making a referral for certain designated health services covered by the Medicare program (and according to case law in some jurisdictions, the Medicaid program as well), including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services;

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
•

state law equivalents of the above U.S. federal laws, such as the Stark law, Anti‑Kickback Statute and false claims laws, which may apply to items or services reimbursed by any third‑party payer, including commercial insurers, and state data privacy and security laws and which may be more stringent than HIPAA.

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,000 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third‑party payer and not merely a governmental payer program. As described further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, in 2018 we reached a settlement with the United States Department of Justice to resolve claims under a qui tam complaint regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are open to a variety of interpretations. We have adopted policies and procedures designed to comply with these laws, and in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. However, the rapid growth and expansion of our business both within and outside of the United States may increase the potential for violating these laws or our internal policies and procedures, and the uncertainty around the interpretation of these laws and regulations increases the risk that we may be found in violation of these or other laws and regulations, or of allegations of such violations, including pursuant to private qui tam actions brought by individual whistleblowers in the name of the government as described above. If our operations, including the conduct of our employees, distributors, consultants and commercial partners, are found to be in violation of any laws or regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement of profits, exclusion from participation in government programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre‑marketing product approvals, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could materially and adversely affect our business, financial condition and results of operations.

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

We have implemented policies and procedures related to compliance with the HIPAA regulations. The HIPAA privacy and security regulations establish minimum requirements, and do not supersede state laws that are more stringent. A number of states include medical information in the definition of personal information and have implemented requirements or standards more stringent than HIPAA. Therefore, we are required to comply with federal as well as various state privacy and security laws and regulations. HIPAA, as amended by HITECH, provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties. We could also incur penalties, compliance costs as a result of non‑compliance or damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretation by various governmental authorities and courts, resulting in complex compliance issues.

The European Union’s data privacy regulations, the General Data Protection Regulation, or GDPR, became subject to enforcement in May 2018. These regulations comprehensively reform the prior data protection rules of the European Union, and are more stringent, provide for higher potential liabilities, and apply to a broader range of personal data than those in the United States. The GDPR is applicable to U.S.‑based companies, such as ours, that do business or offer services in, or that process or hold personal data of data subjects in, the European Union. Our current processes and practices comply with the GDPR, and we are currently expending considerable time and resources, including management attention, to continue to revise our practices to ensure ongoing compliance with GDPR. Furthermore, the GDPR enables EU member states to enact jurisdiction‑specific requirements in key areas, which could require us to modify our plans to comply with the GDPR, or otherwise to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource‑intensive to continue to operate in the European Union.

As we continue to expand and grow our business, our overall compliance with applicable laws and regulations may result in increased costs and attention of management, and failure to comply may result in significant fines, penalties and damage to our reputation. Additionally, the interpretation and application of health‑related, privacy and data protection laws are often uncertain, contradictory and in flux, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. As a result, we could be subject to government‑imposed fines or orders requiring that we change our practices, which could cause us to incur substantial costs and may adversely affect our business and our reputation.

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

All clinical data and blood samples that we receive are required to have been collected from individuals who have provided appropriate informed consent for us to perform our testing, both commercially and in clinical trials. We seek to ensure that the individuals from whom the data and samples are collected do not retain or have conferred any proprietary or commercial rights to the data or any discoveries derived from them. Our partners operate in a number of different countries in addition to the United States, and, to a large extent, we rely upon them to comply with the individual’s informed consent and with U.S. and international laws and regulations. The collection of data and samples in many different states and foreign countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. The individual’s informed consent obtained in any particular country could be challenged in the future, and those informed consents could be deemed invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our partners, could deny us access to, or force us to stop testing samples in, a particular country or could call into question the results of our clinical trials. We could also be precluded from billing third‑party payers for tests for which informed consents are challenged, or could be requested to refund amounts previously paid by third‑party payers for such tests. We could become involved in legal challenges, which could require significant management and financial resources and adversely affect our revenues and results of operations.

Risks Related to Our Intellectual Property

Third‑party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time‑consuming, and could limit our ability to commercialize our products or services.

Our success depends in part on our non‑infringement of the patents or intellectual property rights of third parties. We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Certain third parties, including our competitors, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. In particular, Illumina has filed a patent infringement lawsuit against us alleging that our Panorama test infringes certain claims under U.S. Patent 9,493,831, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements.

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

The number of contested intellectual property and other proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against these claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against these claims, we could be required to stop developing or commercializing products or services; change our marketing practices; pay potentially substantial monetary damages; and/or, in the case of patent infringement claims, obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions or sales growth while we attempt to develop alternative non‑infringing products or alternative product messaging campaigns. Any of these or other adverse outcomes could prevent us from offering our tests or otherwise have a material adverse effect on our business, financial condition and our results of operations.

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

We may be required to file infringement lawsuits to protect our interests, which can be expensive and time‑consuming. For example, we filed a patent infringement lawsuit against Illumina alleging that alleging that certain of Illumina’s tests infringe on our U.S. Patent No. 8,682,592, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. We cannot assure you that we would be successful in proving any such infringement by a third party, and we may become subject to counterclaims by such third parties. Our patents may be declared invalid or unenforceable, or narrowed in scope, as a result of such litigation. Some third‑party infringers may have substantially greater resources than us and may be able to sustain the costs of complex infringement litigation more effectively than we can. Even if we prevail in an infringement action, we cannot assure you that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party on terms less profitable or otherwise less commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. Any inability to stop third‑party infringement could result in loss in market share of some of our products or lead to a delay, reduction and/or inhibition of our development, manufacture or sale of some of our products. A product produced and sold by a third‑party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits.

There is also the risk that others may independently develop similar or alternative technologies or design around our patented technologies, and our competitors or others may have filed, and may in the future file, conflicting patent claims covering technology similar or identical to ours. The costs associated with challenging conflicting patent claims could be substantial, and it is possible that our efforts would be unsuccessful and may result in a loss of our patent position and the issuance or validation of the competing claims. Should such competing claims cover our technology, we could be required to obtain rights to those claims at substantial cost

Certain of our intellectual property was partly supported by a U.S. government grant awarded by the National Institutes of Health, and the government accordingly has certain rights in this intellectual property, including a non‑exclusive, non‑transferable, irrevocable worldwide license to use applicable inventions for any governmental purpose. Such rights also include “march‑in” rights, which refer to the right of the U.S. government to require us to grant a license to the technology to a responsible applicant if we fail to achieve practical application of the technology or if action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry.

Any of these factors could adversely affect our ability to obtain commercially relevant or competitively advantageous patent protection for our products.

If we are not able to adequately protect our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secret protection and proprietary know‑how protection for our confidential and proprietary information, and we have taken security measures to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know‑how, or other confidential information. For example, although we have a policy of requiring our consultants, advisors and collaborators, including, for example, our strategic collaborators with whom we seek to develop and commercialize products, to enter into confidentiality agreements and our employees to enter into invention, non‑disclosure and non‑compete agreements, we cannot assure you that such agreements will provide for a meaningful protection of our trade secrets, know‑how or other proprietary information in the event of any unauthorized use or disclosure of information, including as a result of breaches of our physical or electronic security systems, or as a result of our employees failing to abide by their confidentiality obligations during or upon termination of their employment with us. Any action to enforce our rights is likely to be time‑consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are heightened in countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized use or disclosure of, or access to, our trade secrets, know‑how or other proprietary information, whether accidentally or through willful misconduct, could have a material adverse effect on our programs and our strategy, and on our ability to compete effectively.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

Failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect our trademarks and impede our marketing efforts in the countries in which we operate. We may not be able to protect our rights to trademarks and trade names which we may need to build name recognition with potential partners or customers in our markets of interest. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive, particularly for a company of our size, and time‑consuming, and we may not be successful. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks.

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

•

changes in reimbursement practices by current or potential payers; for example, third‑party payers are increasingly requiring that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama or our other tests, which has impacted our results of operations since the fourth quarter of 2017, when these requirements began to take effect;

•	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our stock;
•	forward‑looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•	periodic fluctuations in our revenue, due in part to the way in which we recognized revenue prior to transitioning to accrual accounting under ASC 606;
•	actual or anticipated changes in regulatory oversight of our products;

•	developments or disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	announcement or expectation of additional debt or equity financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	any major change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported securities class action lawsuit had been filed against us, our directors and certain of our officers and stockholders. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Note 8 in the Notes to Consolidated Financial Statements and in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time‑consuming, and could divert our management’s attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

As a public company, we will continue to incur significantly increased costs and devote substantial management time.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, and the Dodd‑Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. Our management and other personnel have limited experience managing a public company and preparing public filings. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes‑Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act. We hired, and we expect that we will need to continue to hire, additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. Also, as a public company it is more expensive for us to obtain director and officer liability insurance on reasonable terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We will be an emerging growth company through December 31, 2019 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Commencing December 31, 2019, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an emerging growth company but because as of June 30, 2019, the market value of our common stock that was held by non‑affiliates exceeded $700 million, we will no longer qualify for such status commencing December 31, 2019. As a large‑accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes‑Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal controls over financial reporting. The Sarbanes‑Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, beginning with our annual report on Form 10‑K for the year ending December 31, 2019.

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

As of October 23, 2019, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 18.09% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•	establish a classified board of directors so that not all members of our board are elected at one time;
•	permit the board of directors to establish the number of directors;
•	provide that directors may only be removed “for cause” and only with the approval of 75% of our stockholders;
•	require super‑majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws; and
•	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Third Amendment to Credit Agreement, dated September 12, 2019, by and between Natera, Inc. and Orbimed Royalty Opportunities II, LP.					X
10.2*	Third Amendment to Application Service Provider Agreement, dated October 18, 2019, by and between Natera, Inc. and DNAnexus, Inc.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NATERA, INC.

Date: November 8, 2019	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)