Form 10-K
period 2019-12-31
Natera, Inc.
filed 2020-03-02
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-37478

NATERA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	01-0894487
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

201 Industrial Road, Suite 410 San Carlos, CA	94070
(Address of Principal Executive Offices)	(Zip Code)

(650) 249-9090

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NTRA	The Nasdaq Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ⌧     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.55 billion based on the last reported sale price of $27.58 per share as reported on the Nasdaq Global Select Market on June 28, 2019, the last trading day of the most recently completed second fiscal quarter.

As of February 21, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 78,252,351.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2020. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

Natera, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama and Horizon;
●	our ability to increase demand for Panorama and Horizon, obtain favorable coverage and reimbursement determinations from third-party payers, and expand geographically;
●	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize our technology and expertise in reproductive health into oncology and transplant rejection applications;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreements with BGI Genomics Co., Ltd. and Foundation Medicine, Inc., and our ability to enter into additional partnerships in the future;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
●	our ability to successfully compete in the markets we serve;

●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, including our SMART study and our ongoing and planned trials in oncology and transplant rejection;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our estimates regarding our costs and risks associated with our international operations and international expansion;
●	our ability to retain and recruit key personnel;
●	our reliance on our direct sales efforts;
●	our expectations regarding acquisitions and strategic operations;
●	our ability to fund our working capital requirements;
●	our compliance with federal, state, and foreign regulatory requirements;
●	the factors that may impact our financial results; and
●	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this annual report on Form 10-K, the terms “Natera,” “Registrant,” “Company,” “we,” “us,” and “our” mean Natera, Inc. and its subsidiaries unless the context indicates otherwise.

PART I

Item 1.BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we are deploying to change the management of disease worldwide. Our novel molecular assays reliably measure many informative regions across the genome from samples as small as a single cell. Our statistical algorithms combine these measurements with data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with best-in-class accuracy and coverage. Our technology has been proven clinically and commercially in the reproductive health space, in which we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. We are now translating our success in reproductive health and applying our core technology to the oncology market, in which we are commercializing a blood-based DNA test to detect residual disease and monitor disease progression and treatment response, as well as to the organ transplant market, with a test to assess kidney transplants for rejection. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories.

Since 2009, we have launched a comprehensive suite of ten products in reproductive health, as well as our personalized molecular monitoring test for use in oncology and our transplant rejection test. We intend to continue to launch new products in the future.

We launched Panorama, our non-invasive prenatal test, or NIPT, in March 2013 and have since gone from being the fourth company to enter the NIPT market to being the market leader by volume in the United States. We launched our Horizon carrier screening test in 2012. Panorama and Horizon together represent the significant majority of our revenues. Our revenues were $302.3 million in 2019 compared to $257.7 million in 2018 and $209.6 million in 2017, as revised under Accounting Standards Codification Topic 606, or ASC 606. Our revenues are primarily generated from testing in reproductive health, and were $269.9 million, $240.4 million and $203.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our net losses decreased to $124.8 million in 2019 from $128.2 million in 2018, which in turn decreased from $137.6 million in 2017.

In reproductive health, oncology and transplant rejection, the use of blood-based tests offers significant advantages over older methods, but the significant technological challenge is that such testing requires the measurement of very small amounts of relevant genetic material circulating – fetal DNA in reproductive health, tumor DNA in oncology, and donor DNA in transplant rejection – within a much larger blood sample. Our approach combines proprietary molecular biology and computational techniques to measure genomic variations in tiny amounts of DNA, as small as a single cell. Our molecular biology techniques are based on measuring thousands of single nucleotide polymorphisms, or SNPs, simultaneously using massively multiplexed polymerase chain reaction, or mmPCR, to multiplex, or target, many thousands of regions of the genome simultaneously in a single test reaction. Our method avoids losing molecules, which can happen when samples are split into separate reaction tubes, so that all relevant variants can be detected. We believe our approach represents a fundamental advance in molecular biology. In reproductive health, this approach is distinct from the approach employed with other commercially available NIPTs, which use first-generation “quantitative”, or counting, methods to compare the relative number of sequence reads from a chromosome of interest to a reference chromosome. Based on extensive data published in the journals Obstetrics & Gynecology, American Journal of Obstetrics & Gynecology, Prenatal Diagnosis, and others, we believe Panorama is the most accurate NIPT commercially available in the United States. In oncology, our assay has demonstrated the ability to detect circulating tumor DNA, or ctDNA, with a high degree of sensitivity and specificity, and we believe is the only ctDNA test that is custom designed for, informed by and specific to, the tumor DNA for each patient. In transplant rejection, published studies of our test performance in both clinical and analytical validation report higher sensitivity and higher area under the curve, or AUC, than both the current standard of care and the current commercially available test. The current standard of care in transplant rejection detection uses functional impairment assessed by serum creatinine or estimated glomerular filtration rate, or eGFR, which are clinically accepted but potentially inaccurate approaches for assessing active transplant rejection.

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

To make sense of this deep and rich set of biological data and deliver a test result, we have developed computationally intensive algorithms that combine the data generated by mmPCR with the ever-expanding set of publicly available data on genetic variations. Our technology is compatible with standard equipment used globally and a range of next generation sequencing, or NGS, platforms, and we have optimized our algorithms to enable laboratories around the world to run tests locally and access our algorithms in the cloud using our Constellation platform.

We believe that our mmPCR technology and proprietary algorithms, which have been proven in the context of NIPT, can be a powerful tool for applications in oncology and in organ transplant rejection. In oncology, we believe that our ability to interrogate DNA at tens of thousands of loci in parallel in a single reaction, at the scale of a single molecule, is well suited to the analysis of cancer-associated genetic mutations in ctDNA, in which many loci must be interrogated simultaneously without splitting a sample, and in which it is important to achieve sensitivity to tiny amounts of tumor DNA as low as a single copy. We are initially focused on detecting molecular residual disease, which we refer to as MRD, and recurrence monitoring in solid tumors, where we have generated data in over a dozen different cancer types and have published data in lung, bladder, colorectal and breast cancer. Molecular residual disease is the presence of small traces of cancer in the blood, such as ctDNA or microscopic pieces of tumor DNA that are often undetectable with standard imaging techniques. If left untreated, residual cancer cells can multiply and cause recurrence. Based on our internal estimates, we believe that the total addressable market in the United States for recurrence and treatment monitoring for solid tumor cancers is over $15 billion.

In transplant rejection, we have demonstrated the ability of our technology to measure the fraction of cell-free DNA that is donor-derived, or dd-cfDNA, which is DNA that is shed from a transplanted organ into circulation. We are working to commercialize Prospera, our CLIA test based on this technology. Prospera has been validated for assessment of active rejection in kidney transplant recipients, with test performance independent of donor type, rejection type, and clinical presentation. Based on our internal estimates, we believe the total addressable market in the United States for tests such as ours that assess kidney transplant rejection is over $2 billion.

Our Technology

Our technologies allow us to achieve a high signal-to-noise ratio when detecting fragments of DNA at frequencies as low as a single copy, which allows us to deliver tests with differentiated specificity and sensitivity. Furthermore, our current reproductive health commercial tests assess the risk of a broad range of conditions, which we refer to as “clinical coverage,” including common fetal aneuploidies, microdeletions, triploidy, and inherited genetic conditions that could be passed on from parent to child, from a single blood draw. We sell our tests directly and partner with other clinical laboratories to distribute our tests globally. Currently, all of our products other than our Constellation cloud software product are laboratory developed tests, or LDTs. We perform commercial testing in our CLIA-certified laboratory.

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

Panorama is performed on a maternal blood sample and can be performed as early as nine weeks into a pregnancy, which is significantly earlier than traditional methods, such as serum protein measurement whereby doctors measure the presence and amount of certain hormones in the blood. Panorama starts with a simple blood draw from the mother, either in a doctor’s office, in a laboratory or through a phlebotomist that may travel to the patient, and the sample is sent to our CLIA-certified and CAP-accredited laboratory in California. We extract DNA from each sample, amplify the specific SNPs that we are interested in measuring, and then sequence the DNA using NGS. Using our proprietary bioinformatics technology, we analyze the DNA sequences to assess the state of the fetal genome, focusing on the SNP data, while incorporating public information from the Human Genome Project. Our bioinformatics algorithm builds billions of detailed models of the potential genetic state of the sample to determine the most likely diagnosis. After Panorama generates its result, we provide the doctor or the laboratory with a simple report showing the risk that abnormalities are present in the fetus.

The analytic and clinical validity of our technology demonstrated in NIPT has been described in more peer-reviewed publications covering more patients than our competitors, including in the journals Clinical Embryology, Translational Oncology, Human Reproduction, Molecular Human Reproduction, Fertility and Sterility, PLOS ONE, Genetics in Medicine, Prenatal Diagnosis, Fetal Diagnosis and Therapy, Obstetrics & Gynecology, Genome Medicine, and American Journal of Obstetrics & Gynecology. Based on data published in Prenatal Diagnosis, Fetal Diagnosis and Therapy and Obstetrics & Gynecology, Panorama demonstrated greater than 99% overall sensitivity for aneuploidies on chromosomes 13, 18 and 21 and triploidy and specificity of greater than 99.9% (less than 0.1% false positive rate) for each disorder, which we believe makes it overall the most accurate NIPT commercially available in the United States. A paper published in the August 2014 issue of Obstetrics & Gynecology reported that Panorama had a statistically significant lower false positive rate than other NIPT methods practiced by our U.S. competitors. Based on data published in Obstetrics & Gynecology, Prenatal Diagnosis, and American Journal of Obstetrics & Gynecology, we have also demonstrated the ability to identify fetal sex more accurately than competing NIPTs. This is partially a result of Panorama's unique ability to detect a vanishing twin, which is a known driver of fetal sex errors with quantitative methods used by our competitors. The October 2014 issue of the American Journal of Obstetrics & Gynecology noted that the ability of Panorama to identify additional fetal haplotypes is expected to result in fewer false positive calls and prevent incorrect fetal sex calls. A study reporting on the use of Panorama in over 30,000 women, published in the American Journal of Obstetrics & Gynecology, supported the use of NIPT as a first-line screening test for aneuploidy.

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

Panorama has demonstrated best-in-class performance in screening for microdeletions. Panorama achieved sensitivity of 90% for deletions of approximately 2.9Mb for 22q11.2 deletion syndrome, based on a validation study that contained 10 positives. It has also been validated to perform at low fetal fractions, which refers to the percentage of fetal DNA in a maternal plasma sample. Based on data published in the February 2018 issue of Clinical Genetics, Panorama demonstrated a PPV of 44.2% and false positive rate of 0.07% for 22q11.2 deletion syndrome. Furthermore, we expect to publish the results of our 20,000-patient SNP-based Microdeletions and Aneuploidy RegisTry (SMART) observational study to evaluate the performance of SNP-based NIPT for 22q11.2 deletion syndrome by tracking birth outcomes in the general population among women who present clinically and elect Panorama microdeletion and aneuploidy screening as part of their routine care. In conducting this study, we reviewed perinatal medical records and collected postnatal DNA in order to perform genetic diagnostic testing for 22q11.2 deletion syndrome, comparing results from the follow-up specimens to those obtained by the Panorama screening test to determine test performance, particularly PPV.

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

Incidence out of 100,000 Births1
150
100
50
0
125
83 2
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

1	Grati, et al. Prevalence of recurrent pathogenic microdeletions and microduplications in over 9,500 pregnancies. Prenatal Diagnosis. 2015.
2	Snijders, et al. Maternal age and gestational age-specific risk for chromosomal defects. Fetal Design Ther. 1995.
3	Hall, PanoramaTM Non-Invasive Prenatal Screening for Microdeletion Syndromes. 2013.

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

Panorama is also validated to screen twin pregnancies, as well as egg donor and surrogate pregnancies. Our unique SNP technology makes Panorama the only commercially available NIPT that can distinguish between each twin’s DNA, and therefore can determine zygosity, or whether the twins are identical or fraternal, and the fetal sex of each twin. Determining zygosity early in a pregnancy can help guide the management of a pregnancy, as certain monozygotic, or identical twin, pregnancies are at higher risk for various complications such as twin-twin transfusion syndrome, where there is an unequal sharing of blood, and therefore unequal growth, between the twins. Panorama screens twin pregnancies for Down, Edwards and Patau syndromes and, for identical twins, Turner syndrome and 22q11.2 deletion syndrome, among others. In validation studies, Panorama identified identical twins with >99% sensitivity and specificity and achieved a combined sensitivity of >99% and specificity of >99% for Down, Edwards and Patau syndromes in twin pregnancies.

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

Panorama's commercial performance has been consistent with our initial validation data. Data published in the Journal of Clinical Medicine on 1,035,844 commercial cases of Panorama that were screened for Down, Edwards, Patau and Turner syndromes demonstrated an overall PPV of 90% for all indications combined. We believe Panorama's performance in commercial practice represents a significant improvement over first-generation NIPTs that rely on quantitative methods. Because Panorama does not require a reference chromosome, it is uniquely able to detect triploidy as well as full molar pregnancies. Panorama’s ability to differentiate between maternal and fetal DNA also allows Panorama to identify the presence of a vanishing twin, as well as maternal abnormalities, which have been shown in multiple studies to lead to false positives when using quantitative methods, particularly in the sex chromosomes where maternal abnormalities are common.

Panorama has demonstrated substantial commercial success to date. We believe our test performance has allowed us to command a price premium compared to low-cost NIPTs while continuing to maintain growth in volume and revenue from Panorama.

Horizon

We launched our Horizon carrier screening test in 2012. Horizon helps couples determine if they are carriers of genetic mutations that cause specific diseases. Depending on the specific disease, if one or both parents are carriers for a specific disease, it could result in a child affected with the disease. Many people do not know they are a carrier for an inherited genetic disease until they have an affected child. These diseases are rare and usually there is no family history, although certain disorders are more common in certain ethnic groups. However, ethnicity may no longer be a reliable predictor of carrier status, as patients are increasingly of mixed or uncertain ethnicities. Accordingly, the industry’s approach to carrier screening has evolved over time, from ethnic-based screening targeting specific ethnicities with a higher incidence of screened conditions, to pan-ethnic screening for certain recommended conditions available to all patients, and most recently to expanded screening for many conditions simultaneously. In early 2017, ACOG expanded its guidelines on carrier screening, recommending universal screening for Spinal Muscular Atrophy in addition to Cystic Fibrosis, as many genetic conditions are not limited to any specific ethnic group, and providing guidance on expanded carrier screening. ACOG also recommends preconception carrier screening, along with counseling, which enables couples to learn about their reproductive risk and consider the most complete range of reproductive options.

Horizon was created based on recommended screening guidelines from ACOG, ACMG, and the Victor Center for the Prevention of Jewish Genetic Diseases. Horizon screens for up to 274 inherited diseases, including Cystic Fibrosis, Duchenne Muscular Dystrophy, or DMD, Spinal Muscular Atrophy, Fragile X Syndrome and other conditions. Most conditions on the Horizon panel are autosomal recessive disorders, which means that both parents must be carriers for their children to be at risk. Some conditions are X-linked disorders, which are inherited from a mother who is a carrier and primarily affect male children. If both partners are carriers for the same recessive genetic disease, the couple has a 25% chance of having an affected child in each pregnancy. If a woman is a carrier of an X-linked disease, she has a 50% chance of having an affected child in each pregnancy. DMD, an X-linked condition, affects approximately 1/3500 male births, an incidence similar to Cystic Fibrosis and to Fragile X Syndrome in males. DMD is the most common muscular dystrophy in children and affects families of all ethnicities. Approximately 2/3 of clinically diagnosed cases of DMD are attributable to a carrier mother, who is likely unaware that she is a carrier. In addition to providing information about reproductive risks, carrier screening can identify women who are, themselves, at risk of health effects caused by defects in the DMD gene.

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

Vistara

We launched Vistara, an NIPT that screens for 25 single-gene disorders across 30 genes, in 2017. Vistara is a complement to Panorama, and screens for severe skeletal, cardiac and neurological conditions which affect quality of life, are often associated with cognitive disabilities and may benefit from medical and/or surgical intervention. The conditions screened by Vistara have a combined incidence of approximately 1 in 600, which is higher than that of Down syndrome as well as Cystic Fibrosis, and are associated with advanced paternal age. Other NIPTs do not screen for these conditions, and prenatal ultrasounds may either fail to detect these disorders or the disorders may not present until much later in the pregnancy, after birth or even into childhood. Furthermore, family history is not a good indicator of risk for these conditions, which are commonly caused by de novo, or new and not inherited, mutations. Screening for these conditions early in the pregnancy can facilitate early diagnosis, enable patients to be referred to MFMs and other specialists for targeted evaluations, to guide labor and delivery management, and to allow families to mobilize resources, ask questions and anticipate future needs. We have received a CE Mark for Vistara from the European Commission.

In validation studies, Vistara demonstrated a combined analytical sensitivity and analytical specificity of greater than 99%.

Other reproductive health products

Spectrum comprises our preimplantation genetic tests for couples undergoing IVF. Spectrum can improve the chance of a successful pregnancy while reducing the chance of miscarriage or of having a child with a chromosome condition, by helping to identify the healthiest embryos during an IVF cycle. Spectrum PGT-A evaluates the number of chromosomes in embryos to detect extra or missing pieces of chromosomes prior to transfer of embryos created through IVF procedures, which have a high rate of non-viable chromosomal abnormalities, known as aneuploidy. Couples that are at risk of having a child with an inherited genetic disorder can also be tested for single gene conditions (PGT-M), which predicts which embryos are affected with specific genetic disorders; and PGT-SR can be used to test for inherited translocations or inversions, or extra or missing chromosome pieces. This allows IVF physicians to select and transfer chromosomally normal embryos. In particular, aneuploidy is common in human embryos—particularly as women age—and is the primary cause of failed IVF. PGT-A has been shown to improve IVF outcomes for all women, regardless of maternal age. In a study published in April 2018, a retrospective analysis of pregnancy outcomes demonstrated that use of Spectrum during IVF led to increased rates of implantation, including in older women, clinical pregnancy, and live births.

The study findings also demonstrated that use of PGT-A can increase the use of single embryo transfer, which can reduce the risks of multiple pregnancies. Spectrum incorporates our proprietary technology to further screen for uniparental disomy, in which two copies of a chromosome come from the same parent; confirm parentage; and determine the parental origin of the chromosomal abnormality.

Anora is our products of conception, or POC, test, which analyzes miscarriage tissue from women who have experienced one or more pregnancy losses to determine whether there was an underlying chromosomal reason for the loss. Anora can detect trisomy, triploidy, extra or missing chromosome pieces, and uniparental disomy. The Anora test is helpful to obstetricians, gynecologists and IVF physicians in supporting their patients’ reproductive goals. Anora can help couples understand the likelihood of another miscarriage, their future reproductive options, and whether there are any steps that may help them avoid a miscarriage in future pregnancies.

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

Constellation

Our Constellation software forms the core of our cloud-based distribution model. Through this model, we have been able to expand access to our molecular and bioinformatics capabilities worldwide, enabling laboratories, under a license from us, to run the molecular workflows themselves and then access our computation-intensive bioinformatics algorithms through Constellation, which runs in the cloud, to analyze the results. As of February 1, 2020, 14 licensees are using our Constellation platform commercially, including 13 in NIPT and one in prenatal paternity testing. We have licensing contracts with various other laboratories in the United States and internationally to develop products in both NIPT and oncology. Our licensees are in various stages of development and implementation of an NIPT product. We leverage Constellation to enhance adoption of our tests among laboratory licensees globally, and to perform our internal commercial laboratory activities and research and development of our products.

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

Signatera

MRD assessment has become a standard of care in the management of patients with hematological malignancies, but until now it has not been possible in solid tumor cancers due to technical limitations. Accurate MRD testing and molecular monitoring offers the potential for physicians to change or escalate treatment in patients who are MRD-positive, and to de-escalate or avoid unnecessary treatment in patients who are MRD-negative. It also holds potential as a surrogate endpoint in clinical trials.

Signatera is a personalized circulating tumor DNA (ctDNA) blood test for MRD assessment and surveillance of disease recurrence in patients previously diagnosed with cancer. Each patient receives a custom assay that tracks the presence of 16 tumor-specific clonal mutations that are selected based on the unique mutational signature found in that patient’s tumor tissue, which is intended to maximize accuracy for detecting the presence or absence of residual disease in a blood sample, even at variant allele frequency (VAF) of mutations as low as 0.01% in the blood. We believe this approach is optimal in the MRD setting, in which it is common for tumor DNA to be present only at low frequencies immediately after treatment. Unlike static liquid biopsy panels, which screen for a generic set of mutations independent of an individual’s tumor, Signatera is not intended to match patients with any particular therapy. Rather, it is intended to detect and quantify how much cancer is left in the body, detect recurrence earlier, and help optimize treatment decisions. Signatera can detect residual disease earlier than clinical or radiological recurrence in patients with solid tumors who have received treatment.

We launched Signatera in 2017 for research use only to cancer researchers and biopharmaceutical companies. Signatera was commercially launched in May 2019 for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory. In August 2019, we received a Medicare positive draft local coverage determination for certain forms of colorectal cancer. Signatera has been designated as a Breakthrough Device by the FDA for use in the post-surgical detection and quantification of ctDNA in patients previously diagnosed with certain types of cancer and in combination with certain drugs.

Signatera has been shown in various clinical studies to identify MRD significantly earlier than standard diagnostic tools, and that Signatera test status is a significant indicator of long-term patient outcomes after surgery and treatment, relative to other clinical and pathological factors. In a clinical validation study conducted in collaboration with Aarhus University in Denmark, published in JAMA Oncology, Signatera detected relapse in patients with Stage II-III colorectal cancer an average of 8.7 months earlier than standard diagnostic tools. Patients who remained MRD-negative throughout the study had significantly reduced risk of relapse, as low as 3%. This study, along with another research collaboration with Aarhus University in locally advanced muscle invasive bladder cancer, published in Journal of Clinical Oncology, demonstrated the ability of Signatera to stratify patients by whether they are MRD positive or negative based on post-treatment presence or absence of ctDNA in the blood. In both the colorectal and bladder cancer studies, a positive Signatera test result after treatment was the strongest prognostic marker of disease recurrence and long-term patient outcomes, relative to all other risk factors.

We have also published results in lung cancer. Our technology was selected for use in Cancer Research UK/University College London’s Tracking Cancer Evolution through Therapy (TRACERx) clinical trial for the multi-year monitoring of patient-specific SNVs in plasma, to understand the evolution of cancer mutations over time, and to monitor patients for disease recurrence. Results from the first 100 early-stage lung cancer patients analyzed as part of the study were featured on the cover of the May 2017 issue of Nature and showed that an early prototype version of Signatera identified 43% more ctDNA-positive early-stage lung cancer cases than a generic lung cancer panel and demonstrated its potential to detect residual disease, measure treatment response, and identify recurrence an average of four months earlier than the standard of care, with a sensitivity of 93% at time of relapse.

We have also completed two studies in breast cancer. In our study with Cancer Research UK-funded researchers at Imperial College London and the University of Leicester, U.K. published in Clinical Cancer Research, which included patients with all three of the key breast cancer subtypes (ER+, HER2+, and Triple Negative), Signatera detected molecular residual disease with a lead time of up to two years prior to clinical or radiological detection, and overall detected clinical relapse with a sensitivity of 89% at time of relapse. Our second study in breast cancer, the Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging and Molecular Analysis 2 (I-SPY 2) trial with the University of California, San Francisco and QuantumLeap Healthcare Collaborative, launched in 2010, was a multi-center study evaluating the safety and efficacy of investigational therapies combined with early treatment in women with newly diagnosed, locally advanced breast cancer. The results of this trial demonstrated that the change of measurable ctDNA from positive to negative during neoadjuvant treatment predicted therapeutic response, while failure to clear ctDNA after neoadjuvant treatment correlated with poor clinical outcomes. ctDNA levels were also associated with disease burden as determined by imaging.

We are currently conducting research across multiple cancer types in collaboration with various cancer centers and pharmaceutical companies. For example, Signatera  has been selected as the MRD test to be used in the Japan arm of the CIRCULATE-IDEA trial to evaluate ctDNA-guided treatment strategies for patients with Stage II-III colon cancer. If successful, this trial could result in the adoption of MRD testing into current medical practice as well as reimbursement of MRD testing in Japan. In addition, we have launched BESPOKE CRC, a nationwide, multi-center, 1,000-patient registry study for patients diagnosed with Stage II-III colorectal cancer. The objective of the BESPOKE CRC study is to measure the impact of Signatera test results on changes in treatment decisions and clinical outcomes.

Prospera

We are also applying our technology to organ transplant rejection, and are initially focused on kidney transplants. The current tools for assessing organ transplant rejection are either invasive (biopsies) or inaccurate (serum creatinine), resulting in an unmet need for better diagnostic tools to monitor for allograft rejection and improve patient management and outcomes. Many patients are still subjected to unnecessary biopsies, while other patients remain undiagnosed in the case of subclinical rejection, which can increase the risk of graft failure. Our assay, Prospera, is designed to assess active rejection in patients who have undergone kidney transplantation by measuring the fraction of dd-cfDNA in the recipient's blood, which can spike relative to background cfDNA when the transplanted organ is injured due to immune rejection. Prospera is designed for use by physicians to assess active rejection, helping to rule in or rule out the condition when evaluating the need for diagnostic testing or the results of an invasive biopsy, and thereby potentially lowering the overall costs associated with transplant care and improving graft survival. We received a final Medicare local coverage determination, or LCD, for Prospera in December 2019, covering all kidney transplant recipients, including those with multiple kidney transplants, and are working towards a full-scale commercial launch in 2020.

Our clinical validation study, conducted in collaboration with the University of California, San Francisco, a recognized leader in transplantation care, and published in the Journal of Clinical Medicine, demonstrated strong performance of our mmPCR technology for detecting active rejection in patients with kidney transplants. In the blinded, retrospective study, we leveraged our SNP technology to measure dd-cfDNA levels in plasma samples from kidney transplant patients, including patients experiencing active rejection. Our assay demonstrated 89% sensitivity in detecting active rejection, with specificity of 73%, based on a cutoff of 1% dd-cfDNA. The assay performed particularly well in detecting T-cell mediated rejection (TCMR) and subclinical rejection, both of which we believe are areas of unmet need.

In an analytical validation study published in the February 2019 issue of Transplantation, our assay demonstrated superior precision, up to 5 times better than the competing dd-cfDNA assay. Precision is a measure of the test’s ability to produce the same result when a single sample is tested repeatedly. This study also included donor-recipient pairs that were related, such as parents or siblings, as well as those that were not related. This is significant because an estimated 52% of live kidney donations are from a biological relative of the patient, but it is technically challenging to differentiate between DNA patterns of close relatives. We were able to achieve a high degree of accuracy in these challenging cases by leveraging our experience with SNP-based methods in the reproductive health setting.

We are currently enrolling participants in our ProActive registry study, one of the industry’s largest known prospective studies to date incorporating dd-cfDNA testing into medical management of organ transplant recipients. The study is expected to enroll 3,000 kidney transplant patients from the time of surgery, and will measure changes in biopsy usage and clinical outcomes based on physician-directed use of the Prospera test to rule in or rule out active rejection. The study protocol calls for most patients to be followed for three years, while a subset of high-risk patients will be studied up to five years after transplantation. We have also been selected to participate in a global, prospective multicenter study on collaboration with Molecular Microscope Diagnostic System, in which 300 patients will be evaluated on the basis of clinical information, cfDNA measures, biopsies, molecular microscope, evaluations, and donor-specific antibodies to assess the potential benefits of integrated data analysis in managing kidney transplantation.

Direct Sales Force and Global Distribution Network

Through our direct sales efforts and worldwide network of over 100 laboratory and distribution partners, we have established a broad distribution channel. Our own direct sales force and managed care teams anchor our commercial engagement with physicians, laboratory partners, and payers, and sell directly to MFMs, OB/GYNs, physicians or physician practices, IVF centers, or integrated health systems. In the NIPT market, Panorama is typically ordered for a patient by an MFM or OB/GYN. OB/GYNs primarily practice generalist medicine for women's health; they typically only assist women with average risk pregnancies and will refer women with high risk pregnancies to an MFM. We believe that

Panorama will continue to be adopted by physicians for broader use in average risk pregnancies, and therefore anticipate that we will continue to see an increasing proportion of Panorama orders in the future from OB/GYNs.

Where our sales force can access physician offices directly, as in the U.S. market, we are able to maximize cross-selling opportunities by offering the full portfolio of our products. For example, we are promoting the use of Panorama NIPT, our Panorama microdeletions panel, and Horizon together for pregnant women who have not had a CS test at the time they are ready to have an NIPT performed. These tests can all be run using one blood draw from the mother and can be ordered on one requisition form and with one shipment of the patient’s samples by the physician. Also, because of the importance and demand for screening for 22q11.2 deletion syndrome, we have included that feature as part of our basic Panorama panel, unless the patient or physician ordering the test opts out of the 22q11.2 deletion syndrome screen. In the year ended December 31, 2019, approximately 71% of customers who ordered the basic Panorama panel directly from us also ordered screening for 22q11.2 deletion syndrome or the full microdeletions panel, and approximately 35% of customers who ordered Panorama directly from us also ordered Horizon carrier screening.

We plan to market Signatera to oncologists through our direct sales force. We have entered into an agreement with a transplant diagnostics company to co-market Prospera in the United States in conjunction with our direct sales force.

We generate a higher gross margin when we sell testing services directly, compared to when our products are distributed by laboratory partners to be performed at our CLIA-certified laboratory. The percentage of our revenues generated through the higher margin U.S. direct sales force channel was approximately 80% in 2019, compared to approximately 83% in 2018 and approximately 84% in 2017.

In addition to our sales force, we market to physicians through clinical journals, educational webinars, conferences, tradeshows and e-mail marketing campaigns. While we currently do not sell directly to patients, we do engage in brand awareness campaigns directed at patients to highlight our products. Our marketing and medical science liaison teams work extensively with key opinion leaders in the reproductive health, oncology and organ transplant fields. We also dedicate resources to assist our laboratory partner network in marketing Panorama and our other products by conducting joint events, joint advertising and developing joint tools with our partner network.

We generate the highest gross margins on royalty revenue collected from laboratories that run tests in their own facilities and have the sequencing data analyzed by our Constellation software under our cloud-based distribution model. As of February 1, 2020, 14 signed licensees are commercializing products using our Constellation platform. We have licensing contracts with other laboratory licensees, both in the United States and internationally, to develop their own NIPT LDTs and access our algorithm through our Constellation platform.

Our partners' capabilities augment our direct sales capabilities, and where we have identified laboratory or distribution partners who share our focus on premium quality and service, we also contract with them to distribute our tests. In NIPT, we have partnered with leading academic and commercial laboratories and hospital systems in the United States to capitalize on their relationships with MFMs and OB/GYNs, large distribution capabilities, and commercial infrastructure. These distribution partners also frequently have in-network contracts with key third party payers. As of December 31, 2019, we had in-network contracts with insurance providers that accounted for over 212 million covered lives in the United States. We continue our efforts to increase the number of our in-network contracts with payers. Our target market for NIPT is a much smaller subset of these covered lives, because it excludes men, children and post-menopausal women who would not be users of the majority of our products. In organ transplant, we have partnered with a transplant diagnostics company, leveraging its established commercial infrastructure to co-market Prospera in the United States. Outside of the United States, where our products are sold in over 80 countries, we currently sell predominantly through partner laboratories.

Enhanced User Experience

Natera Digital Services

We have created an integrated platform encompassing various digital services designed to enhance the patient and provider experience.

Our patient portal is a one-stop resource for patients to access information and services throughout their experience with our products, from pre-test to post-test. After logging on to the patient portal, patients are able to easily access information about our tests and services, order tests, track their status and access results, and pay their bill, among others. We have implemented a price transparency tool whereby patients can receive an estimate of their test cost and out of pocket responsibility. We believe that these cost estimation features provide peace of mind to patients and providers and helps to mitigate cost concerns as a barrier to NIPT adoption.

Natera Connect is our physician portal, which enables physicians to easily complete various tasks online including ordering tests, tracking the status of a patient's test, reviewing patient results online, sharing results with patients, connecting with genetic counselors, ordering supplies and educational materials, and offering live chat support. We have also recently launched our Simple Ordering platform, through which providers can initiate and track test orders, including consenting patients, and access billing and other documentation. Patients can access pre-test education and test cost estimates, and schedule blood draws, through this platform. We also provide a service to integrate with our customers' Electronic Medical Records, or EMR, systems to provide physicians a seamless experience of ordering tests and reviewing patient test results directly through their EMR systems.

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

Other Future Applications of our Technology

We intend to refine and expand our offerings by leveraging our core technology and the data we gather as our sample volumes grow. For example, the microdeletion samples that we gather through Panorama NIPT or through Anora POC testing help us to refine the algorithms that detect these anomalies, determine the exact genetic regions where these anomalies are sought, and increase the accuracy with which they are reported. We have substantial intellectual property covering the analysis of single cells, an approach we use to analyze embryos with our Spectrum products to improve the success of IVF. We believe that our technology may allow us to capitalize on future advances in isolating fetal cells from a mother's blood, which could allow us to measure more of the fetal genome non-invasively and with even higher accuracy, and potentially enable us to replace invasive confirmatory procedures, such as amniocentesis, over time. Importantly, we believe that we have a distinct advantage in our opportunity in single-cell isolation because our technology can not only analyze very small samples, but can also confirm that the cells are fetal as opposed to maternal.

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

Key Relationships

Illumina

We are party to a supply agreement with Illumina, Inc., or Illumina, for the supply of Illumina genetic sequencing instruments and reagents for NIPT, oncology and transplant diagnostic testing. For oncology, we also received rights to develop and sell in vitro diagnostic kits and services worldwide, in exchange for which we agreed to make certain milestone and royalty payments to Illumina. During the term of the supply agreement, which expires in June 2026, Illumina has agreed to supply us with sequencers, reagents and other consumables for use with the Illumina sequencers, and we must provide a forecast, on a monthly basis, detailing our needs for certain of the Illumina products. The first four calendar months of each forecast are binding and the fourth month can vary by only up to 25% more or less than what was forecasted for that month in the prior month's forecast. In addition, during each calendar quarter, we must spend a minimum amount on reagents under this agreement. We and Illumina have agreed on prices for the sequencers and reagents, for which we are entitled to certain discounts based on total spend and other factors. Illumina has the right to adjust these prices under certain conditions. In addition, we must pay a fee to Illumina for each clinical NIPT test that we perform using Illumina reagents. Illumina is currently the sole supplier of our sequencers and related reagents for many of our tests, along with certain hardware and software; we are not bound to use exclusively Illumina's sequencing instruments and reagents for conducting our sequencing, but if we use other sequencing instruments and reagents for NIPT clinical use, we may no longer be entitled to discounts from Illumina.

Illumina may terminate the agreement upon the following circumstances: if we materially breach the agreement and fail to cure such breach within 30 days after receiving written notice of such breach, and only after complying with additional notice provisions; if we become the subject of certain bankruptcy or insolvency proceedings or in connection with certain changes of control of Natera. Illumina also has the right to terminate: (a) certain rights under the agreement upon two years’ prior notice; and (b) our rights with respect to IVDs if we have not obtained a premarket approval for at least one IVD from the United States Food and Drug Administration by June 8, 2021, unless we are diligently pursuing approval of an active PMA application at such time. We may terminate the agreement: if Illumina materially breaches the agreement and fails to cure such breach within 30 days after receiving written notice of such breach, and only after complying with additional notice provisions; if Illumina becomes the subject of certain bankruptcy or insolvency proceedings; in connection with certain supply failures by Illumina or for convenience with four months written notice. The agreement also contains use limitations, representations and warranties, indemnification, limitations of liability and other provisions.

Competition

The markets in which we operate are characterized by innovation and rapid change, and we primarily face competition from various companies that develop and commercialize molecular diagnostic tests in reproductive health, oncology, and organ transplant rejection. Our competitors in the NIPT space include Sequenom, Inc., or Sequenom, which was recently acquired by Laboratory Corporation of America Holdings, or LabCorp; Illumina, through its subsidiary

Verinata; Ariosa, Inc., a subsidiary of F. Hoffman La-Roche Ltd, or Roche; Myriad Genetics, Inc., which has acquired Counsyl, Inc.; Invitae Corp.; Quest Diagnostics Incorporated, or Quest; Premaitha Health PLC; BGI; Progenity, Inc., or Progenity; and Bio-Reference, a business unit of OPKO Health, Inc. and which was previously a laboratory distribution partner of ours. We also compete against companies providing carrier screening tests such as LabCorp; Myriad Genetics, Inc.; Invitae Corp.; Progenity; Recombine Inc.; Quest; and GenPath Diagnostics, a business unit of Bio-Reference. Each of these companies offers comprehensive CS panels.

In the field of ctDNA-based MRD assessment and recurrence surveillance, we compete with various companies that offer or seek to offer competing solutions, such as Roche Diagnostics, Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc., Exact Sciences Corp., and ArcherDX, Inc.

In transplant rejection, our competitors include CareDx, Inc. and Eurofins Viracor, Inc.

We expect additional competition as other established and emerging companies enter these markets, including through business combinations, and as new tests and technologies are introduced. These competitors could have greater technological, financial, reputational and market access resources than us.

We believe the principal competitive factors in our molecular diagnostic testing markets include the following:

●	test performance, as demonstrated in clinical and analytical studies and clinical trials as well as in commercial experience;

●	comprehensiveness of coverage and ease of use;

●	value of product offerings, including pricing and impact on other healthcare spending;

●	scope and extent of reimbursement and payer coverage;

●	effectiveness of sales and marketing efforts;

●	breadth of distribution of products and partnership base;

●	reputation among patients and providers for development and introduction of new, innovative products;

●	operational execution, including test turn-around time and test failures;

●	key opinion leader support;

●	brand awareness; and

●	ease of integration for laboratories, including for cloud-based distribution models.

Specific market share data regarding our products is not publicly available, and consumers may choose to use competing products for a variety of reasons, including lower cost. We believe, however, that we compete favorably in the reproductive health market on the basis of several factors, particularly test performance, comprehensiveness of coverage of diseases, ability to conveniently test for multiple conditions, value of product offerings and effectiveness of sales and marketing efforts. In oncology, we believe that the sensitivity and specificity of our personalized, tumor-informed assay for MRD compares favorably to static-panel based MRD tests in detecting residual disease or recurrence after treatment, and in impacting treatment decisions.

Intellectual Property

Our success and ability to compete depend in part on securing and preserving enforceable patent, trade secret, trademark and other intellectual property rights; operating without having competitors infringe, misappropriate or otherwise circumvent these rights; operating without infringing the proprietary rights of others; and obtaining and maintaining licenses for technology development and/or product commercialization. As of December 31, 2019, we held 74 issued U.S. and foreign patents, which expire between November 2026 and December 2036, and over 100 pending U.S. and foreign patent applications. Our patents and patent applications relate generally to molecular diagnostics, and more specifically to biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as cell free fetal DNA or circulating tumor DNA. We intend to seek patent protection as we develop new technologies and products in this area.

In the past, parties have filed, and in the future parties may file, claims asserting that our technologies or products infringe on their intellectual property. We have also filed lawsuits asserting intellectual property infringement claims against third parties. For example, we are currently involved in patent infringement litigation with Illumina, CareDx, Inc., and ArcherDX, Inc., and have in the past been involved in patent infringement litigation with Sequenom. We cannot predict whether other parties will assert such claims against us, or whether those claims will harm our business; nor whether we will be required to assert such claims against third parties in order to protect our own intellectual property. The field of molecular diagnostics is complex and rapidly evolving, and we expect that we and others in our industry will continue to be subject to third-party infringement claims.

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

As of December 31, 2019 we and our laboratory partners had in-network contracts with insurance providers that accounted for over 212 million covered lives in the United States. Our target market for NIPT is a much smaller subset of these covered lives, because it excludes men, children and post-menopausal women who would not be users of our products.

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

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a clinical laboratory, we are required to hold certain federal and state licenses, certifications and permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments of 1988, or CLIA, establishing more rigorous quality standards for all commercial laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the assessment of the health or impairment of human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many commercial third-party payers, for laboratory testing services.

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

CLIA provides that a state may adopt laboratory licensure requirements and regulations that are more stringent than those under federal law, and requires compliance with such laws and regulations. A number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require the laboratory to obtain state licensure and/or laboratory personnel to meet certain qualifications, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. Moreover, several states impose the same or similar state requirements on out-of-state laboratory testing specimens collected or received from, or test results reported back to, residents within that state. Therefore, we are required to meet certain laboratory licensing requirements for those states in which we offer services or from which we accept specimens and that have adopted regulations beyond CLIA. For more information on state licensing requirements, see ‘‘—California Laboratory Licensing’’, ‘‘—New York Laboratory Licensing,’’ and ‘‘—Other State Laboratory Licensing Laws.’’

Our laboratory has also been accredited by the College of American Pathologists, or CAP, which means that our laboratory has been certified as following CAP standards and guidelines in operating the laboratory facility and in performing tests that ensure the quality of our test results.

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

Research use only. Research use only, or RUO, products belong to a separate regulatory classification under a long-standing FDA regulation. RUO products are not regulated as medical devices and are therefore not subject to the regulatory requirements discussed above. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities, including requiring the supplier to seek clearance, approval or authorization for the products. Our LDTs use instruments and reagents labeled as RUO.

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

California Laboratory Licensing

In addition to federal certification requirements for laboratories under CLIA, we are required under California law to maintain a California state license for our San Carlos clinical laboratory and comply with California state laboratory laws and regulations. Similar to the federal CLIA regulations, the California state laboratory laws and regulations establish standards for the operation of a clinical laboratory and performance of test services, including the education and experience requirements of the laboratory director and personnel (including requirements for documentation of competency); equipment validations; and quality management practices. All testing personnel must maintain a California state license or be supervised by licensed personnel.

Clinical laboratories are subject to both routine and complaint-initiated on-site inspections by the state. If a clinical laboratory is found to be out of compliance with California laboratory standards, the California Department of Public Health, or CAPH, may suspend, restrict or revoke the California state laboratory license to operate the clinical laboratory (and exclude persons or entities from owning, operating, or directing a laboratory for two years following license revocation), assess civil money penalties, and/or impose specific corrective action plans, among other sanctions. Clinical laboratories must also provide notice to CAPH of any changes in the ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA certificate. Any revocation of a CLIA certificate or exclusion from participation in Medicare or Medicaid programs may result in suspension of the California state laboratory license.

New York Laboratory Licensing

Because we test specimens originating from, and return test results to, New York State, our San Carlos clinical laboratory is required to obtain a New York state laboratory permit and comply with New York state laboratory laws and regulations. The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements of a laboratory director and personnel; physical requirements of a laboratory facility; equipment validations; and quality management practices. The laboratory director(s) must maintain a Certificate of Qualification issued by the New York State Department of Health, or DOH, in the permitted test categories.

Our clinical laboratory is subject to proficiency testing and on-site survey inspections conducted by the Clinical Laboratory Evaluation Program, or CLEP, under the DOH. If a laboratory is found to be out of compliance with New York’s CLEP standards, the DOH, may suspend, limit, revoke or annul the New York laboratory permit, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator, owners and/or laboratory director being found guilty of a misdemeanor under New York law. Clinical laboratories must also provide notice to CLEP of any changes in ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA certificate. Any revocation of a CLIA certificate or exclusion from participation in the Medicare or Medicaid programs may result in suspension of the New York laboratory permit.

Our clinical laboratory maintains a valid permit in the State of New York for the molecular genetic testing services furnished by our clinical laboratory in San Carlos, California.

The DOH also must approve each LDT before the test is offered to patients located in New York. Our clinical laboratory has received approval from New York’s CLEP to offer our basic Panorama test to women with high-risk pregnancies and a conditional approval to offer both our basic Panorama and Panorama with the microdeletions panel to all pregnant women, regardless of risk. Our clinical laboratory also holds a New York laboratory permit to offer our Horizon, Spectrum, Anora and non-invasive prenatal paternity tests, and provisional approval is pending for our Horizon test under our recently updated workflow.

Other State Laboratory Licensing Laws

In addition to New York and California, certain other states require licensing of out-of-state laboratories under certain circumstances. We have obtained licenses in the states that we believe require us to do so, and believe we are in compliance with applicable state laboratory licensing laws.

Potential sanctions for violation of state statutes and regulations can include significant monetary fines, the rejection of license applications, the suspension or loss of various licenses, certificates and authorizations, and in some cases criminal penalties, which could harm our business. CLIA does not preempt state laws that have established laboratory quality standards that are more stringent than federal law.

State Genetic Testing Laws

Many states have implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results. In some cases, we are prohibited from conducting certain tests without appropriate documentation of patient consent by the physician ordering the test. As discussed in more detail in “Risk Factors—Reimbursement and Regulatory Risks Related to our Business--If the validity of an informed consent from a patient intake for Panorama or our other tests is challenged, we could be precluded from billing for such testing, forced to stop performing such tests, or required to repay amounts previously received, which would adversely affect our business and financial results,” while we rely on physicians and our partners to obtain the required patient consent to perform testing, such consents, or our and our partners’ compliance with applicable laws and regulations, could be challenged. Requirements of these laws and penalties for violations vary widely.

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

Various states in the United States have implemented similar restrictive requirements regulating the use and disclosure of health information and other personally identifiable information that are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. For example, California recently enacted the California Consumer Privacy Act, which becomes enforceable on July 1, 2020 and creates new consumer rights relating to the access to, deletion of, and sharing of personal information collected by certain businesses that operate in the state. In addition, Massachusetts law requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure.

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

Healthcare Fraud and Abuse Laws

The federal Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal healthcare program. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to ten years and/or criminal fines of up to $100,000, civil assessments and fines up to $100,000, and exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Although the federal Anti-Kickback Statute applies only to federal healthcare programs, a number of states have passed laws substantially similar to the federal Anti-Kickback Statute pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payers. Actions which violate the federal Anti-Kickback Statute or similar laws may also involve liability under the Federal False Claims Act, which prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the U.S. Government.

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

The HHS Office of Inspector General, or OIG, has issued Special Fraud Alerts on arrangements for the provision of clinical laboratory services and relationships between, among others, laboratories and referring physicians. The Fraud Alerts set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the federal fraud and abuse laws, including the federal Anti-Kickback Statute. The OIG emphasized in the Special Fraud Alerts that when one purpose of such arrangements is to induce referrals of government program-reimbursed laboratory testing, both the clinical laboratory and the healthcare provider (e.g., physician) may be liable under the federal Anti-Kickback Statute, and may be subject to civil and/or criminal prosecution and exclusion from participation in the Medicare and Medicaid programs.

Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory “safe harbors” for certain payment arrangements which provide confidence to healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute if they can demonstrate compliance with each element of the safe harbor. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

While we believe that we are in compliance with the federal Anti-Kickback Statute and similar fraud and abuse laws, there can be no assurance that our relationships with physicians, hospitals and other customers or vendors will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, sanctions under the federal Anti-Kickback Statute or any similar state statute could have a negative effect on our business.

Because our laboratory facility is located in California and licensed by California’s DHS, California law is applicable to our business arrangements. California’s state anti-kickback statutes, Business and Professions Code Section 650 (which applies to all categories of payors) and Insurance Code Section 754, and its Medi-Cal anti-kickback statute, Welfare and Institutions Code Section 14107.2, are analogous to, and have been interpreted by the California Attorney General and California courts in substantially the same way as the federal government and the courts have interpreted, the federal Anti-Kickback Statute. A violation of Section 650 is punishable by up to one year of imprisonment, a fine up to $50,000, or both imprisonment and a fine. A violation of Section 14107.2 is punishable by imprisonment and fines of up to $10,000. The California Insurance Code includes similar prohibitions against any consideration for the referral or procurement of patients if a claim is submitted to a commercial insurer, CA Ins. Code § 750, which is punishable by criminal penalties mirroring those that apply to violations of Business and Professions Code Section 650.

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

Because the complaints are initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the private party plaintiff succeeds in obtaining redress without the government’s involvement, then the private party plaintiff will receive a percentage of the recovery. Violation of the federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,363 for each separate false claim, imprisonment or both, and possible exclusion from Medicare or Medicaid. The penalties will continue to be adjusted, increasing each year to reflect changes in the inflation rate, pursuant to the 2015 Bipartisan Budget Act.

In October of 2018, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was passed as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (referred to as the SUPPORT Act). Similar to the federal Anti-Kickback statute, EKRA creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback Statute, EKRA is not limited to government health care benefit programs, so the prohibitions extend to services covered by commercial health plans. Additionally, most of the safe harbors available under the federal Anti-Kickback Statute are not reiterated under EKRA, and certain EKRA safe harbors conflict with the safe harbors available under the federal Anti-Kickback Statute. Therefore, compliance with a federal Anti-Kickback safe harbor does not guarantee protection under EKRA. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. Violation of EKRA carries potential penalties of up to $200,000 in fines and imprisonment of up to 10 years for each occurrence. Because EKRA is a new law, there is very little additional guidance to indicate how and to what extent it will be interpreted, applied and enforced by the government. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by a federal agency concerning EKRA. We cannot assure you that our relationships with physicians, sales representatives, hospitals or customers will not be subject to scrutiny or will survive regulatory challenge under EKRA. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.

We are also subject to a federal law directed at “self-referrals,” commonly known as the Stark  Law, which prohibits, with certain exceptions, payments made by a laboratory to a physician in exchange for the referral of clinical laboratory services, or presenting or causing to be presented claims to Medicare and Medicaid for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per claim submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal governmental payer programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Actions which violate the Stark Law may be bootstrapped to involve liability under the Federal False Claims Act.

Many states, including California, also have state “physician self-referral” prohibitions and other laws that are not limited to Medicare and Medicaid referrals, with which we must comply. We are subject to California’s Physician Ownership and Referral Act, or PORA, which generally prohibits us from billing a patient or any governmental or private payer for any laboratory services when the physician ordering the service, or any member of such physician’s immediate family, has a “financial interest” with us, unless the arrangement meets an exception (CA Business and Professions Code Section 650.02). The term “financial interest” is defined broadly and includes any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, etc. between the ordering physician and the entity receiving the referral. The exceptions to PORA track certain of the Stark Law exceptions, including an exception for personal service arrangements and for ownership of publicly traded entities. A violation of PORA is punishable by civil and criminal penalties (civil penalties and criminal fines vary depending on the nature of the violation, but may reach up to $15,000 per violation).

Other states may have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law.

We are also subject to applicable state client billing laws, which specify whether a person that did not perform the service is permitted to submit the claim for payment and if so, whether the non-performing person is permitted to mark up the cost of the services in excess of the price the purchasing provider paid for such services. California has an anti-markup statute with which we must comply, which prohibits providers from charging for any laboratory test that it did not perform unless the provider (a) notifies the patient, client or customer of the name, address, and charges of the laboratory performing the test, and (b) charges no more than what the provider was charged by the clinical laboratory which performed the test except for any other service actually rendered to the patient by the provider (for example, specimen collection, processing and handling) (Business and Professions Code Section 655.5). This provision applies, with certain limited exceptions, to licensed persons such as physicians and clinical laboratories regulated under the Business and Professions Code. A violation of this provision can lead to imprisonment and/or a fine of up to $10,000. Other states have similar anti-markup prohibitions with which we must comply. In addition, many states also have “direct-bill” laws, which means that the services actually performed by an individual or entity must be billed by such individual or entity, thus preventing ordering physicians from purchasing services from a laboratory and rebilling for the services they order. For example, California has a direct bill rule specific to anatomic pathology services that prohibits any provider from billing for anatomic pathology services if those services were not actually rendered by that person or under his or her direct supervision with some exemptions (CA Business and Professions Code Section 655.7).

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

Finally, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof), if any apply, and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $100,000 for each wrongful act. Although we believe that our business activities and practices, including our sales and marketing practices, are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicare, Medicaid and other federal health care programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Employees

As of December 31, 2019, we had 1,039 employees. We also engage consultants and temporary employees. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.

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

CLIA – Clinical Laboratory Improvement Amendments.

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

Available Information

We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of our reports on Form 10-K, Form 10-Q and Form 8-K, may be obtained, free of charge, electronically through our internet website, http://investor.natera.com. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information found on our website is not incorporated by reference into this report or any other report we file or furnish to the SEC.

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

Risks Related to Our Business and Industry

We derive the significant majority of our revenues from Panorama and Horizon, and if our efforts to further increase the use and adoption of Panorama and Horizon or to develop new products and services in the future do not succeed, our business will be harmed.

Historically, including for each of the years ended December 31, 2019 and 2018, a significant portion of our revenues were derived from sales of our Panorama NIPT. Sales of our Horizon carrier screening test also contributed significantly to our revenues. We expect to continue to derive the majority of our revenues from the sales of Panorama and Horizon. With respect to Panorama in particular, continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs and carrier screening tests continue to evolve. We cannot guarantee that physicians will recommend and order Panorama or Horizon, and our laboratory distribution partners and licensees may not actively or effectively market Panorama or Horizon.

Our ability to increase sales and establish significant levels of adoption and reimbursement for Panorama and Horizon is uncertain, and it may be challenging for us to achieve profitability for many reasons, including, among others:

●	the market for our tests may not grow as we expect; in particular, NIPTs may not gain acceptance for use in the average-risk pregnancy population or as a screen for microdeletions, which would limit the market for Panorama, and we may fail to compete successfully in this market, whatever size;
●	if we are unable to demonstrate that our tests are superior to competing tests, laboratories, clinics, clinicians, physicians, payers and patients may not adopt use of Panorama, Horizon or our other tests on a broad basis, and may not be willing to pay the price premium over competing tests that we have, to date, been able to achieve;
●	third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; in fact, many third-party payers currently have negative coverage determinations or otherwise do not reimburse for average-risk patient populations or for microdeletions screening and we expect low reimbursement rates for microdeletions screening to continue, at least in the near term; also, most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;
●	third-party payers have increasingly required that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama, Horizon and our other tests;
●	the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish or that comes from the commercial use of our tests may be inconsistent with prior data, may raise questions about the performance of our tests, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of our tests; furthermore, we may be unable to achieve stable reimbursement for microdeletions unless and until sufficient validation data on the sensitivity and specificity of our test for these conditions become available, which may take longer than we anticipate;
●	we may experience supply constraints, including those due to the failure of our key suppliers to provide required sequencers and reagents in sufficient amounts or of adequate quality or disputes with our key suppliers, including those with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, who is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata, and with whom we are currently involved in patent litigation as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements;
●	we may experience increased cost of product revenues, and cost of licensing and other revenues, as a percentage of total revenues, as has been the case in previous fiscal years;
●	the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell Panorama, Horizon or our other tests, including requiring FDA clearance or approval for the sale of Panorama or Horizon or of the sequencers, reagents, kits and other consumable products that we purchase from third parties in order to perform our testing;
●	our laboratory partners may choose to develop their own tests that are competitive with ours or offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market our tests; and competitors may develop and commercialize more effective and/or less expensive tests that deliver comparable results as our tests;
●	we may fail to adequately protect or enforce our intellectual property relating to our tests, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as each of Illumina and CareDX, Inc. have done in lawsuits filed against us, as discussed further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements; if we are required to pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running our tests, we may experience increased costs in running our tests, and we may be unable to pass such costs on to our customers;
●	we may be unable to dedicate adequate resources to the maintenance and further technological advancement of Panorama and Horizon that are necessary for such tests to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our other products and programs, including our Signatera and Prospera tests;
●	in the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms for Panorama, we may be unable to do so in a commercially sustainable way and that could survive claims of infringement of intellectual property rights of Illumina and other competitors, in a timely manner or at all; and
●	we may not be successful in commercializing our cloud-based distribution model.

If the market for Panorama or Horizon, or our market share for either test, fail to grow or grow more slowly than expected, our business, operating results and financial condition will be harmed.

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering and our registered public equity offerings. Our net loss for the years ended December 31, 2019, 2018 and 2017 was, respectively, $124.8 million, $128.2 million and $137.6 million. As of December 31, 2019, we had an accumulated deficit of $699.2 million. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, Panorama, Horizon and our other products, improve these products, and research and develop and commercialize new products, which increasingly are in industries that are new to us, such as oncology and transplant rejection.

In addition, the rate of growth in our revenues has fluctuated in recent periods, and may continue to do so in future periods. In particular, such rate of growth may be negative, low or flat, including if the rate of growth of our test volumes slows. A significant element of our business strategy is to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues especially if we are unable to increase the adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

As further discussed in the risk factor entitled “—We may not be successful in commercializing our cloud-based distribution model,” our results of operations may be adversely affected if we do not sell a sufficient volume of tests under our cloud-based distribution model to offset the lower revenues per test performed under that model. Our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have also encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the life sciences and technology industry, such as those described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations, and our business may suffer.

Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations.

Our success will depend in part on our ability to effectively introduce enhanced or new offerings. The focus of our research and development efforts have expanded beyond reproductive health products, as we are now also applying our expertise in processing and analyzing cell-free DNA in the fields of cancer monitoring and transplant rejection. In recent years we have developed and/or launched several new products or enhanced versions of existing products, including our first offerings in oncology and in organ transplantation, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients’, clinicians’, payers’ and other counterparties’ attitudes and needs as well as emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We have limited experience developing and commercializing cell-free DNA tests outside of the reproductive health space, and we may not be successful in our current or future efforts to do so. We also have limited experience forecasting our future financial performance from our new products, including non-NIPT types of cell-free DNA tests, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for MRD assessment and recurrence surveillance, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama and with Horizon, for which we launched a new workflow in 2018.

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

Our quarterly results may fluctuate from period to period, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenues, gross margin, net loss and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause our results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

Competition in our industry is intense; if we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our principal competition in reproductive health comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the fields of oncology and organ transplantation, and face competition in these business areas from other companies, many of which are larger, more established and have more experience and more resources than we do. Some of our competitors in the liquid biopsy field, in which clinical cancer diagnostic tests examine blood samples rather than solid tumor samples, are expanding their research and development efforts to include screening for other biomarkers instead of, or in addition to, ctDNA, on the basis that analyzing multiple biomarkers may result in improved sensitivity, lower costs and earlier detection than ctDNA-based tests such as ours. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Myriad Genetics, Inc., which has acquired Counsyl, Inc; Invitae Corp.; Bio-Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; and Progenity. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Myriad Genetics, Inc.; Invitae Corp.; Progenity; Quest; Recombine Inc.; and GenPath Diagnostics, a business unit of Bio-Reference. In the field of ctDNA-based MRD assessment and recurrence surveillance, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Diagnostics, a division of Roche; Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc.; Exact Sciences Corp.; and ArcherDX, Inc. In the field of transplant rejection, our primary competitors include CareDx, Inc. and Eurofins Viracor, Inc. We expect that the number of competitors in these spaces will continue to increase.

Some of our competitors’ products and services are sold at a lower price than ours, which could cause sales of our tests and services to decline or force us to reduce our prices. Our current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. We are increasingly subject to litigation with our competitors; for example, as disclosed elsewhere in these Risk Factors and Report, we are in active litigation with competitors in each of the reproductive health, oncology and organ transplantation fields, which involve considerable costs to us as well as management time and attention. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

We may not be successful in commercializing our cloud-based distribution model.

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including in the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities as LDTs, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of February 1, 2020, only 13 licensees are using Constellation commercially to market NIPT products and one licensee is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, if a test developed by any of our licensees under our cloud-based distribution model in the United States is found not to be an LDT, the licensee may not be able to market its test, and we would not receive the anticipated revenues from that licensee.

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

Among the risks to our business and results of operations from our Constellation model are the following:

●	our and our licensees’ ability to obtain required regulatory authorizations from the FDA and international regulatory agencies as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model;”
●	supply constraints, including with respect to the blood collection tubes that are used for our Panorama test and that are supplied by Streck, Inc., as further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers;”

●	allegations or potential third-party claims that the tests, based on our technology, developed by our licensees violate such third parties’ intellectual property rights in the territories in which our licensees commercialize their tests;
●	licensing portions of our proprietary technology to third parties that may not take the same security precautions as we do to protect this information; and
●	an inability to achieve anticipated benefits and costs savings.

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

Approximately 80% of our total revenues for the year ended December 31, 2019 were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions, and our expansion of these functions in line with the overall growth in our business. We continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties;” moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As described further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported class action lawsuit has been filed against us, alleging that we sent an unauthorized text message to a plaintiff’s cellular telephone. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion—for example our agreement with a transplant diagnostics company to co-market our Prospera test in conjunction with our direct sales force—we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

We rely on internal and third-party data centers and platforms to host our laboratory and cloud-based software, and any interruptions of service or failures may impair our laboratory operations or the delivery of our cloud-based services and harm our business.

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third-party data center hosting facilities operated by Amazon Web Services, or AWS, located primarily in the United States and in the European Union. These algorithms cannot currently be run other than through the DNAnexus platform; they are currently used to run our Panorama NIPT and NIPT analysis for our Constellation licensees, as well as Horizon, Signatera, Prospera and certain of our research and development activities, and we plan to utilize the platform for additional applications in the future. In the event of any technical problems that may arise in connection with our on-site data center, the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud-based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can provide reliable, high-quality testing results, in the reproductive health space as well as in oncology and transplant rejection. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes increase and our product portfolio expands. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama experiences a higher rate than advertised for other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may be subject to legal claims arising from such limitations, errors, or inaccuracies.

Panorama, Horizon and our other products use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we have experienced and will likely continue to experience on occasion as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing processes, and any refinements we make may not improve our tests as we expect and may result in unanticipated issues that may adversely affect our test performance as described above. For example, we experienced longer than expected turnaround times following the implementation of a significantly updated Horizon workflow in 2018. Such operational, technical and other difficulties adversely affect test performance, may impact the commercial attractiveness of our products, and may increase our costs or divert our resources, including management’s time and attention, from other projects and priorities. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate, and could cause delays, downtime or other operational issues.

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

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA certified laboratories. For example, a portion of our Horizon carrier screening testing and our Vistara single-gene mutations testing is performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and third-party laboratories that we have contracted with have in the past had, and occasionally continue to have, issues with delivering results to us or resolving issues with us within the time frames we expected or established in our contracts with them, which sometimes results in longer than expected turnaround times for, or negatively impacts the performance of, these tests and services. We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories’ facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these tests and services. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations to us in a timely manner and in accordance with the standards that we and our customers expect, our ability to service our customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, when these issues arise, we have had to expend time, management attention and other resources to address and remedy such issues. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins may suffer.

If we are unable to successfully grow revenues for our products or services in addition to Panorama and Horizon, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama and Horizon, is uncertain and is subject to many of the risks we face with respect to Panorama and Horizon. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights, which has occurred, as disclosed elsewhere in these Risk factors, with respect to active litigation with Illumina regarding Panorama and with CareDx regarding Prospera. In addition, because our revenues from Horizon now represent a significant proportion of our overall revenues, any adverse impact we experience with respect to Horizon could result in an impact to our overall revenues, or a component of such overall revenues; for example, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall blended average selling price. If we are not able to increase adoption of and grow revenues for our products or services, our business and results of operations may be adversely affected.

We began offering our Vistara single-gene mutations screening test in May 2017; our Signatera cancer recurrence monitoring offering for research use only in August 2017; our twin pregnancies screening capability for Panorama in October 2017; and, on a limited basis, both our Signatera CLIA test and Prospera transplant rejection test in 2019. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering, including risks inherent in launching multiple new offerings simultaneously. Our Signatera and Prospera offerings, while based upon our core molecular diagnostic technology, are in fields that are new to us; and Vistara is subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Vistara, Signatera or Prospera offerings will be successful.

If our primary CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing and our Vistara single-gene mutations testing. While we are in the process of scaling up our laboratory facility in Austin, Texas to support continued growth in our Panorama and Horizon tests, we currently have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our primary San Carlos, California laboratory facility. Our Signatera and Prospera tests are currently also performed at this facility, and we expect that our efforts in oncology and transplant rejection will represent significant areas of focus for us, both operationally and financially, in the near term. Our San Carlos facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our San Carlos facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, including for Panorama and Signatera as described below, as well as Horizon, and our blood collection tubes, are sole sourced.

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, Horizon, Signatera and Prospera, along with certain hardware and software, pursuant to a supply agreement that expires in June 2026. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which was acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Under our supply agreement with Illumina, we do not have an express license to the pooled intellectual property for running our own tests or to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, we are involved in patent infringement litigation against Illumina, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, as a part of which Illumina has alleged that our performance of part of our Panorama test infringes one of the patents in the patent pool. While we believe that our commercialization of Panorama in the United States does not infringe any valid patents included in the pooled intellectual property, we cannot be certain as to the outcome of this lawsuit, including based on further claims that could be brought during the course of the litigation, and the costs and distraction to management of defending against this lawsuit could be significant. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In particular, while we are seeking to validate our tests on additional sequencing platforms, such as under our license agreement with BGI Genomics Co., Ltd., or BGI Genomics, we have not, to date, validated any alternative sequencing platform on which our testing could be run in a commercially viable manner. These efforts will require significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any such sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

In addition, our Panorama test is currently only validated to be performed using Streck, Inc., or Streck’s, blood collection tubes, and Streck is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. Similarly, all of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. We also only use Streck tubes for the primary analysis of Signatera results, and for our Prospera test. Furthermore, the blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we could be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. In addition, Streck’s blood collection tubes have not been registered as a medical device in all countries in which we market our Panorama test. As discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model,” the regulatory authorities in some of these countries may determine that such registration is required, which could impact our ability to offer Panorama in such countries. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

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

In the ordinary course of our business, we collect and store sensitive data, including legally-protected personal information, such as test results and other patient health information, credit card and other financial information, insurance information, and personally identifiable information. We also store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We are highly dependent on information technology networks and systems, including a combination of on-site systems, managed data center systems and cloud-based data center systems, and the Internet, to securely process, transmit, and store a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We also communicate sensitive data, including patient data, telephonically, through our website, through facsimile, through integrations with third party electronic medical records systems, and through relationships with third party vendors and their subcontractors, both in the United States and internationally. The laws of some foreign countries do not protect data privacy to the same extent as the laws of the United States.

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy. Although we take measures to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our technology and other third party service providers and their subcontractors, may nevertheless be vulnerable to cyber-attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability or penalties under laws and regulations that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, state privacy regulations such as the California Consumer Privacy Act. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

For example, in May 2019, we were notified of a data security incident that compromised the computer systems of Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency, or AMCA, one of our third party vendors, and affected a limited number of our patients whose data was stored in AMCA’s systems. While the accessed data did not include Social Security numbers, the credit card information of a small number of the patients was compromised. We notified the affected individuals as required by HIPAA.

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

The marketing, sale and use of Panorama and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Even though Panorama and our other tests are highly accurate, they are not 100% accurate and we may report false negative results. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability, as has happened in the past and may happen in the future. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

Our overall test volumes grew from approximately 515,200 to 668,600 and further to 804,300 tests processed during the years ended December 31, 2017, 2018 and 2019, respectively, and since 2009 we have launched 12 product offerings, four of them in 2017 alone. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows, as with Panorama in 2017 and Horizon in 2018. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office and laboratory space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama, Horizon and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality.

Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as we have experienced in the past. We have recently transitioned a component of our insurance billing operations to a third party service provider, and may face similar challenges in connection with this transition.

In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We have launched five new products in the past three years, three of which are in markets or industries new to us. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

While we have increased the focus of our commercial efforts on our U.S. direct sales force, we continue to rely on relationships with laboratory and other partners to sell Panorama and our other products, both in the United States and internationally. For example, we have entered into an agreement with BGI Genomics pursuant to which, among others, we will commercialize Signatera in China and develop reproductive health tests on BGI Genomics’s sequencing platform; we have also recently entered into an agreement with a transplant diagnostics company to co-market our Prospera test in conjunction with our direct sales force. Distributing Panorama, Signatera and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these partners could weaken, or they could terminate their relationship with us and/or stop selling our products, as has happened in the past; reduce their marketing efforts in respect of our products; develop and commercialize or otherwise sell competing products in addition to or in lieu of our tests, as has also occurred; merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products; or otherwise breach their agreements with us. For example, as further described in “Note 3—Revenue Recognition—Licensing and Other Revenues—Qiagen,” we had entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, Qiagen would distribute an NIPT based on our Panorama test on a sequencer to be developed by us and Qiagen; however, Qiagen has announced that it has discontinued the development of its Next Generation Sequencing Platform and has now partnered with Illumina to develop next-generation sequencing based tests. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible for our partners’ sales and marketing activities. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama, Signatera or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are continually evaluating and pursuing various strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to achieve broader commercial success with Panorama, Horizon and our other products;
●	the costs and success of our research, development, and commercialization efforts for potential new products;
●	our ability to obtain more extensive coverage and reimbursement for our tests, including in the average-risk patient population and for microdeletions screening in NIPT, as well as in additional indications in oncology as we continue to expand our offerings in that field;
●	our ability to generate sufficient revenues from our cloud-based distribution model;
●	our ability to collect on our accounts receivable;
●	our need to finance capital expenditures and further expand our clinical laboratory operations;
●	our ability to manage our operating costs; and
●	the timing and results of any regulatory authorizations that we are required to obtain for our tests.

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

If we are not able to obtain adequate funding when needed, we may have to delay development programs or sales and marketing initiatives. In addition, we may have to work with a partner on one or more of our tests or programs, which could lower the economic value of those programs to our company.

Our outstanding debt may impair our financial and operating flexibility.

As of December 31, 2019, we had approximately $123.8 million of debt outstanding with accrued interest, comprising $73.7 million outstanding under our 2017 Term Loan and $50.1 million outstanding under our Credit Line with UBS, including unpaid interest. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our 2017 Term Loan contains various restrictive covenants and is secured by substantially all of our assets, including our intellectual property. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt; conversely, our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash. If we default under the 2017 Term Loan or the Credit Line and if the default is not cured or waived, the lenders could terminate their commitments to lend to us and cause any amounts outstanding to be payable immediately. Under certain circumstances, they could also exercise their rights under the security agreements entered into in connection with the loans. Such a default could also result in cross defaults under other debt instruments. Moreover, any such default would limit our ability to obtain additional financing, which may have an adverse effect on our cash flow and liquidity. Any refinancing of our existing indebtedness or the incurrence of additional indebtedness could have similar or more restrictive terms.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2019, we had federal and state NOL carryforwards of approximately $514.0 million and $271.6 million, respectively, which, if not utilized, begin to expire in 2027 and 2028, respectively. We also had federal research and development credit carryforwards of approximately $15.7 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $13.0 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced an “ownership change” upon our initial public offering; we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

Reimbursement and Regulatory Risks Related to Our Business

If we are unable to expand, maintain or obtain third-party payer coverage and reimbursement for Panorama, Horizon and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

Our business depends on our ability to obtain and maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. We do not expect to receive reimbursement for a significant number of Panorama tests for average-risk patients and for microdeletions that we performed in the quarter ended December 31, 2019. In addition, while our Signatera test received a Medicare positive draft local coverage determination for certain forms of colorectal cancer in August 2019, that local coverage decision has not been finalized and it remains unclear whether and to what extent Signatera will be reimbursed for this indication. We are also working towards a full-scale commercial launch of our Prospera transplant rejection test, and while we are basing our reimbursement estimates on the rate at which a similar test currently on the market is reimbursed, we cannot guarantee that our test will be reimbursed at the same or a similar rate. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

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

The reimbursement environment, particularly for molecular diagnostics, is continually changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests or tests that screen for multiple conditions, such as our Horizon test or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Note 8—Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in the Notes to Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

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

Our revenues from Medicare are currently very small, given the population that Medicare covers, and the fact that our testing generally is not received by Medicare beneficiaries. As a result, we do not expect our Medicare revenues to change materially with regard to NIPT. However, Medicare reimbursement will impact our future revenue from our Signatera CLIA test as well as our Prospera test, as a large proportion of oncology and transplant patients are covered by Medicare. Furthermore, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program, including under a Medicaid managed care plan. As of February 1, 2020, we are recognized by 47 states as a Medicaid provider. It is likely that we will not be able to be recognized as a provider by additional Medicaid programs because some states require that a provider maintain a physical laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. Even if we are recognized as a provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, many state Medicaid programs only reimburse our testing at a very low dollar amount, or not at all. Low or zero-dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may nevertheless encounter disputes over pricing and billing. Each third-party payer typically has different billing requirements, and the billing requirements of many payers have become increasingly difficult to meet. Among the factors complicating our billing of third-party payers are:

●	disparity in coverage among various payers;
●	disparity in information and billing requirements among payers, including with respect to prior authorization requirements and procedures and establishing medical necessity; and
●	incorrect or missing billing information, which is required to be provided by the ordering healthcare practitioner.

These risks related to billing complexities, and the associated uncertainty in obtaining payment for our tests, could harm our business, financial condition and results of operations.

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our ordering healthcare providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established by the AMA, CMS establishes payment levels and coverage rules under Medicare while private payers independently establish rates and coverage rules. A CPT code specific to NIPT for aneuploidies, and a CPT code for microdeletions, are in place, and CMS has established a pricing benchmark for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has decreased since the implementation of the microdeletions CPT code because third-party payers are declining to reimburse under this code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. In addition, a CPT code for expanded carrier screening tests has been implemented, which may similarly cause reimbursement for our Horizon expanded carrier screening tests to decline. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We currently offer a number of genetic tests, and each of those tests is an LDT. An LDT is generally considered to be a test that is designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date.

The regulation by the FDA of LDTs remains uncertain. In October 2014, the FDA issued draft guidances outlining its plan to actively regulate LDTs using a risk-based approach. In November 2016, the FDA announced that it no longer plans to finalize the 2014 draft guidances. In January 2017, the FDA issued a discussion paper that laid out elements of a possible revised future LDT regulatory framework, but did not establish any regulatory requirements. The FDA has also sought to restrict the marketing of a number of LDTs used for pharmacogenomics. The FDA’s efforts to regulate LDTs prompted the drafting of legislation governing diagnostic products and services that sought to substantially revamp the regulation of both LDTs and IVDs. Congress may still act to provide further direction to the FDA on the regulation of LDTs and substantially modify the regulation of IVDs.

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

In May 2019, the FDA granted Breakthrough Device designation for our Signatera test for use in the post-surgical detection and quantification of ctDNA in the blood of patients previously diagnosed with certain types of cancer and in combination with certain drugs, which will enable us to have increased interactions with FDA. We cannot assure you that this designation will lead to accelerated review or approval of our regulatory submissions for Signatera.

We cannot assure you that Panorama or any of our other tests for which we decide to pursue or are required to obtain premarket clearance, approval or de novo authorization by the FDA will be cleared, approved or authorized on a timely basis, if at all. In addition, if a test has been cleared, approved or authorized, certain kinds of changes that we may make to improve the test, or as a result of issues with suppliers of the components of the test or if a supplier modifies its component upon which our approval relies, may need to be cleared, approved or authorized by the FDA before we can implement them, which could increase the time and expense involved in rolling such changes out to the commercial market. Ongoing compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements, any of which may adversely impact our business and results of operations.

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

We may also need to obtain regulatory clearance, approval or authorization in the United States for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We have discussed with the FDA the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which are genetic mutations in which relatively large regions of the genome have been deleted or duplicated. The FDA has indicated that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the premarket approval, or PMA, process. The FDA stated that it would not prevent us from marketing Constellation in the United States while we discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself either on the appropriate regulatory review path or on the issue of our ability to continue to market Constellation. In addition, the 21st Century Cures Act, enacted in 2016, included a number of changes to the FDA’s regulatory approach to software that may have bearing on the regulatory status of our Constellation software. We cannot guarantee that we will be able to obtain such clearance, approval or authorization for our Constellation software, in the event that we are required to do so. If we are unable to do so, we would be unable to commercialize our cloud-based distribution model in the United States. If we are able to do so, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; the listing of our devices with the FDA; adverse event and malfunction reporting; corrections and removals reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance to the extent required, we may not be permitted to offer our Constellation software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution.

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. For example, the European Commission has adopted revised in-vitro diagnostic regulations, or IVDR, which are expected to become effective in 2022. Among others, the new regulations introduce risk-based classification for IVDs and will require notified body involvement for various classes of devices, including reproductive health tests such as Panorama, which will be classified as a Class C product. As such, we will also be required to submit clinical evidence and post-market performance data to regulators. We or our partners or licensees may not be able to obtain regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in the United States or in foreign countries.

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

Some states require that we hold licenses or permits to test samples from patients in those states and as a result we are also required to maintain standards related to state licensure to conduct testing in our laboratories under state law. California state laboratory laws and regulations establish standards for the operation of our clinical laboratory and performance of test services in San Carlos, California; and all personnel involved in testing must maintain a California state license or be supervised by licensed personnel. We maintain a license in good standing with the California Department of Public Health, or CAPH. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our San Carlos laboratory from the New York Department of Health, or DOH, which mandates proficiency testing regardless of whether the laboratory is physically located in New York. The New York state laboratory laws, regulations and rules are at least as stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services; and the laboratory director must maintain a Certificate of Qualification issued by New York’s DOH. As under CLIA, we are subject to routine on-site inspections or inspections in response to a complaint under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, CAPH or New York’s DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. We cannot assure you that the regulators in any state from which we have obtained a required license or permit will at all times find us to be in compliance with the applicable laws of their respective state, which may result in suspension, limitation, revocation or annulment of our laboratory’s license for that state or negative impact to our CLIA certificate, censure, or civil monetary penalties, and would result in our inability to test samples from patients in that state. Any such consequences could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

Changes in government healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and other third-party payers.

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by significant and potentially unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payers. Any such changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. We cannot predict the impact, if any, of governmental healthcare policy changes on our business, financial condition and results of operations.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing. This could adversely affect our test volumes and, in turn, our business, financial condition, results of operations, and cash flows. For example the Tax Cuts and Jobs Act of 2017, or the Tax Act, repeals the requirement under PPACA that consumers buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that fewer consumers may carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests, which could impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the CLFS that is designed to bring Medicare allowable amounts in line with the often lower negotiated payment rates paid by private payers. The implementation of the PAMA rates have negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and continue to be the subject of controversy in the industry. We believe that the new rates under PAMA will have minimal impact on our business in the near term because our revenues from Medicare are currently very low; however, we expect the new rates to have greater impact on us as we begin billing for our Signatera and Propera testing. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of government health plans pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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

We are subject to healthcare fraud and abuse regulation and enforcement by both the U.S. federal government and the states in which we conduct our business, including:

●	HIPAA, which created federal civil and criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and also imposes significant obligations with respect to maintenance of the privacy and security, and transmission, of individually identifiable health information;
●	federal and state laws and regulations governing informed consent for genetic testing and the use of genetic material;
●	federal and state laws and regulations governing the submission of claims, as well as billing and collection practices, for healthcare services;
●	the federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful solicitation, receipt, offer or payment of remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare;
●	the federal False Claims Act which prohibits, among other things, the presentation of false or fraudulent claims for payment from Medicare, Medicaid, or other government-funded third-party payers;
●	federal laws and regulations governing the Medicare program, providers of services covered by the Medicare program, and the submission of claims to the Medicare program, as well as the Medicare Manuals issued by CMS and the local medical policies promulgated by the Medicare Administrative Contractors with respect to the implementation and interpretation of such laws and regulations;
●	the federal Stark law, also known as the physician self-referral law, which, subject to certain exceptions, prohibits a physician from making a referral for certain designated health services covered by the Medicare program (and according to case law in some jurisdictions, the Medicaid program as well), including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services;
●	the federal Civil Monetary Penalties Law, which, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program;
●	the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which, among other things, prohibits the knowing or willful payment or offer, or the solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing;
●	the prohibition on reassignment by the program beneficiary of Medicare claims to any party; and
●	state law equivalents of the above U.S. federal laws, such as the Stark law, Anti-Kickback Statute and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state data privacy and security laws and which may be more stringent than HIPAA.

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $22,363 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

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

The HIPAA privacy and security regulations establish minimum requirements, and do not supersede state laws that are more stringent. A number of states include medical information in the definition of personal information and have implemented requirements or standards more stringent than HIPAA. Therefore, while we have implemented policies and procedures related to compliance with the HIPAA regulations, we are also required to comply with various state privacy and security laws and regulations, and could incur penalties, compliance costs as a result of non-compliance or damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretation by various governmental authorities and courts, resulting in complex compliance issues.

The European Union’s data privacy regulations, the General Data Protection Regulation, or GDPR, became subject to enforcement in May 2018. These regulations comprehensively reform the prior data protection rules of the European Union, and are more stringent, provide for higher potential liabilities, and apply to a broader range of personal data than those in the United States. The GDPR is applicable to U.S.-based companies, such as ours, that do business or offer services in, or that process or hold personal data of data subjects in, the European Union. While our current processes and practices comply with the GDPR, we will need to expend considerable time and resources, including management attention, to continue to revise our practices to ensure ongoing compliance with GDPR. Furthermore, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to modify our plans to comply with the GDPR, or otherwise to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the European Union.

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

Risks Related to Our Intellectual Property

Litigation or other proceedings resulting from either third-party claims of intellectual property infringement, or asserting infringement by third parties of our technology, is costly, time-consuming, and could limit our ability to commercialize our products or services.

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties, and our ability to successfully prevent third parties from infringing our intellectual property. We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Third parties, including our competitors, have asserted and may in the future assert that we are infringing their intellectual property rights.

We are presently engaged in patent infringement lawsuits with Illumina, CareDX, and ArcherDX, as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. We may become subject to and/or initiate future intellectual property litigation as our product portfolio, and the level of competition in our industry segments, grow.

Should we be unsuccessful defending against patent infringement claims, we may be required to pay substantial royalties, money damages, or be enjoined offering certain products or services. We may be required to change our marketing practices, pay large damages awards, and in the case of patent infringement, pay unsustainably high royalties to obtain licenses from third parties. In addition, we could experience delays in product introductions or sales growth while we attempt to develop non-infringing alternatives. Any of these or other adverse outcomes could prevent us from offering our tests or otherwise have a material adverse effect on our business, financial condition and our results of operations.

We cannot predict whether, or offer any assurance that, the patent infringement claims we have initiated or may initiate in the future will be successful. We may become subject to counterclaims by patent infringement defendants. Our patents may be declared invalid or unenforceable, or narrowed in scope. Even if we prevail in an infringement action, we cannot assure you that we would be adequately compensated for the harm to our business. If we are unable to enjoin third-party infringement, our revenues may be adversely impacted and we may lose market share; and such third-party product may continue to exist in the market, but fail to meet our regulatory or safety standards, thereby causing irreparable harm to our reputation as a provider of quality products, which in turn could result in loss of market share and have a material adverse effect on our business, financial condition and our results of operations.

In addition, our agreements with some of our customers, suppliers, and other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in patent infringement claims, including the types of claims described in this risk factor. We have agreed, and may in the future agree, to defend or indemnify third parties if we determine it to be in the best interests of our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition and results of operations.

Any inability to effectively protect our proprietary technologies could harm our competitive position.

Our success and ability to compete depend to a large extent on our ability to develop proprietary products and technologies and to maintain adequate protection of our intellectual property in the United States and other countries; this becomes increasingly important as we expand our operations and enter into strategic collaborations with partners to develop and commercialize products. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter difficulties in establishing and enforcing our proprietary rights outside of the United States. In addition, the proprietary positions of companies developing and commercializing tools for molecular diagnostics, including ours, generally are uncertain and involve complex legal and factual questions. This uncertainty may materially affect our ability to defend or obtain patents or to address the patents and patent applications owned or controlled by our collaborators and licensors.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are protected by valid and enforceable patents or are effectively maintained as trade secrets. We have worked to procure patents protecting our technologies, but our procurement efforts may not always be successful, and any patents we successfully procure may be challenged in ways that lead to post-procurement scope reduction or invalidity. These challenges may impede our ability to protect our proprietary rights from unauthorized use. In addition, any finding that others have claims of inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms.

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

We rely on trade secret and proprietary know-how protection for our confidential and proprietary information and have taken security measures to protect this information. These measures, however, may not provide adequate protection. For example, we have a policy of requiring our consultants, advisors and collaborators, including, for example, our strategic collaborators with whom we seek to develop and commercialize products, to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements. However, breaches of our physical or electronic security systems, or breaches caused by our employees failing to abide by their confidentiality obligations during or upon termination of their employment with us, could compromise these protection efforts. Any action we take to enforce our rights may be time-consuming, expensive, and possibly unsuccessful. Even if successful, the resulting remedy may not adequately compensate us for the harm caused by the breach. These risks are heightened in countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized use or disclosure of, or access to, our trade secrets, know-how or other proprietary information, whether accidentally or through willful misconduct, could have a material adverse effect on our programs and our strategy, and on our ability to compete effectively.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

Failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect our trademarks and impede our marketing efforts in the countries in which we operate. We may not be able to protect our rights to trademarks and trade names which we may need to build name recognition with potential partners or customers in our markets of interest. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, and possibly unsuccessful. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to infringe on other marks.

Our pending trademark applications in the United States and in other foreign jurisdictions where we may file may not be successful. Even if these applications result in registered trademarks, third parties may challenge these trademarks in the future. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

The trading prices of the securities of life sciences companies, including ours, have been and may continue to be highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

●	actual or anticipated variations in our and our competitors’ results of operations, as well as how those results compare to analyst and investor expectations;
●	announcements by us or our competitors of new products, significant acquisitions, other strategic transactions, including strategic and commercial partnerships and relationships, joint ventures, divestitures, collaborations or capital commitments;
●	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our stock;
●	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
●	commencement of, or our involvement in, litigation;
●	announcement or expectation of additional debt or equity financing efforts;
●	any major change in our management; and
●	general economic conditions and slow or negative growth of our markets.

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

Commencing December 31, 2019, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of December 31, 2019, we ceased to qualify as an “emerging growth company”, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act because as of June 30, 2019, the market value of our common stock that was held by non-affiliates exceeded $700 million. As a result, we are no longer permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. As we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Compliance with these additional laws, rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm, beginning with this annual report on Form 10-K.

Although we determined that our internal control over financial reporting was effective as of December 31, 2019, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

As of December 31, 2019, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 14.09% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
●	establish a classified board of directors so that not all members of our board are elected at one time;
●	permit the board of directors to establish the number of directors;
●	provide that directors may only be removed “for cause” and only with the approval of 75% of our stockholders;
●	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws; and
●	provide that the board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in San Carlos, California. We lease office facilities under non-cancelable operating lease agreements. We currently occupy approximately 136,000 square feet of laboratory and office space at 201

Industrial Road in San Carlos, California pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet at an average base rent of $331,249 per month for the year 2019. The Second Space covers approximately 48,000 square feet at an average base rent of $191,850 per month. The lease term is approximately 84 months and expires in October 2023.

We entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining its primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023.

In Tukwila, Washington, we lease a facility initially to provide storage of our cord blood tissue units. The facility covers approximately 10,000 square feet, with a lease term of 62 months beginning in June 2018 and expiring in July 2023. In the third quarter of 2019, we sold the Evercord business and the facility was marketed the premise for sublease.

Our subsidiary leases laboratory and office space in Austin, Texas, comprising approximately 94,000 square feet pursuant to a lease expiring in November 2026.

We may expand our facilities capacity as our employee base and laboratory processing needs grow. We believe that we will be able to obtain additional space on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings. The results of such legal proceedings and claims cannot be predicted with certainty, and regardless of the outcome, legal proceedings could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

For information regarding certain current legal proceedings, see “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NTRA”.

Holders

As of December 31, 2019, we had 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing. The following graph compares the cumulative total stockholder return on our common stock between our initial public offering on July 2, 2015 and December 31, 2019 with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. The chart assumes $100 was invested at the close of market on July 2, 2015, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

CUMULATIVE TOTAL RETURN COMPARISON
Assumes Initial Investment of $100
From July 2, 2015 to December 31, 2019

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
US Dollars
7/2/2015
12/31/2015
12/30/2016
12/29/2017
12/31/2018
12/30/2019
Natera, Inc.
NASDAQ Biotechnology Index
NASDAQ Composite Index

		Nasdaq	Nasdaq
Trade Date	Natera, Inc.	Biotechnology	Composite
Base period 7/2/2015	$100.00	$100.00	$100.00
12/31/2015	$47.49	$91.34	$99.96
12/31/2016	$51.50	$71.53	$107.46
12/31/2017	$39.53	$86.60	$137.81
12/31/2018	$61.39	$78.52	$132.46
12/31/2019	$147.45	$97.34	$178.59

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for the three fiscal years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the fiscal years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited financial statements that are not included in this annual report on Form 10-K.

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

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
					(1)
Selected Statement of Operations Data:
Total revenues	$302,328	$257,654	$209,625	$212,512	$190,355
Total cost and expenses	418,615	372,282	344,966	313,562	250,193
Interest expense and other (expense) income, net	(6,541)	(13,205)	(1,833)	865	(10,437)
Income tax expense	(1,999)	(321)	(454)	(142)	—
Net loss	$(124,827)	$(128,154)	$(137,628)	$(100,327)	$(70,275)
Net loss per share, basic	$(1.79)	$(2.22)	$(2.58)	$(1.95)	$(2.68)
Net loss per share, diluted	$(1.79)	$(2.22)	$(2.59)	$(1.95)	$(2.68)

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
					(1)
Selected Balance Sheet Data:
Cash, cash equivalents and restricted cash	$61,981	$51,004	$13,021	$16,690	$30,531
Short-term investments	379,065	107,461	106,247	130,860	201,586
Inventory	12,394	13,633	8,998	6,414	8,093
Property and equipment, net	23,283	24,336	29,667	32,289	12,710
Total assets	582,656	268,171	214,613	247,781	265,240
Debt	123,779	123,510	123,177	49,624	42,090
Total liabilities	303,945	236,009	189,196	104,204	80,475
Convertible preferred stock	—	—	—	—	—
Total stockholders' equity (deficit)	278,711	32,162	25,417	143,577	184,765

(1) Does not reflect the impact of the adoption of ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, using the full retrospective method, which restated fiscal years 2017 and 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since 2009, we have launched a comprehensive suite of thirteen products in reproductive health and prenatal testing – 13 molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio – as well as our offerings in oncology and transplant rejection, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, or NIPT, which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (HCS) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. In August 2017, we launched Signatera, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies. Signatera was commercially launched in May 2019 for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory. We received a final Medicare local coverage determination, or LCD, for Prospera in December 2019, covering all kidney transplant recipients, including those with multiple kidney transplants, and are working towards a full-scale commercial launch of Prospera in 2020. Our revenues were $302.3 million for the year ended December 31, 2019, and $257.7 million and $209.6 million for the years ended December 31, 2018 and 2017, respectively.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of Spectrum Preimplantation Genetic Screening in 2009 and Spectrum Preimplantation Genetic Diagnosis in 2010; Anora Products of Conception (POC) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screening in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; Constellation in 2015; Vistara, Signatera (RUO) and Panorama for twin pregnancies in 2017; and the CLIA version of Signatera in 2019.

In the year ended December 31, 2019, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in San Carlos, California. A portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; and research laboratories and pharmaceutical companies for our Signatera technology. We market and sell our prenatal screening tests both through our direct sales force and through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers. Insurers with which we have in-

network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of December 31, 2019, we have in-network contracts with insurance providers that account for approximately 212 million covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory distribution partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through our direct sales force, our laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the year ended December 31, 2019, we processed approximately 804,300 tests, comprised of approximately 753,800 tests accessioned in our laboratory, compared to approximately 668,600 tests processed during the year ended December 31, 2018, comprised of approximately 625,900 tests accessioned in our laboratory; and approximately 515,200 tests processed during the year ended December 31, 2017, comprised of approximately 486,000 tests accessioned in our laboratory. This increase in volume represents continuous commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force were 80%, 83% and 84% for the years ended December 31, 2019, 2018, and 2017, respectively. The percent of our revenues attributable to U.S. laboratory partners for the year ended December 31, 2019 was 6%, which was up from 5% when compared to the years ended December 31, 2018 and 2017. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales for the years ended December 31, 2019 was 14%, up from 12% for the year ended December 31, 2018 and 11% for the year ended December 31, 2017.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory partners, we also establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests ourselves, our costs per test under this model are also lower. In February 2014, we entered into a licensing and service arrangement with a prenatal paternity licensee, to enable the development of a non-invasive prenatal paternity test based on our proprietary technology. The prenatal paternity licensee commercializes this test, and we receive royalty revenues from them. Starting the fourth quarter of 2015, we began entering into other licensing arrangements. For the years ended December 31, 2019, 2018 and 2017, we have recognized revenues of $2.6 million, $2.4 million and $2.4 million from the prenatal paternity licensee arrangement, respectively. Regarding revenues recognized from our Constellation licensing arrangements, we have recognized $2.5 million, $2.4 million and $1.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

In April 2017, we launched Evercord, a private cord blood and cord tissue processing and storage service. Our U.S. direct sales force sold Evercord to the same OB/GYNs who prescribe and ordered Panorama and HCS tests, and our own inside sales force offered this product to our existing and past patients who have used our Panorama and HCS tests. Upon the launch of Evercord, we also entered into an agreement with a cord blood bank to perform processing and testing of cord blood and cord tissue units and to store those units at its facility. Our Evercord service included the provision of a collection kit and the collection, processing and storage of newborn cord blood and cord tissue units. Evercord customers paid a one-time fee for the processing of the units. Customers had the option to store their units under an annual plan, or to pre-pay for 18 years or the duration of their lifetime (for which we assume a useful life of 78 years); they also had the option to pay for storage in full at the time of collection of the unit, or over a period of six, 12, or 18 months. In September 2019, we sold the Evercord business for total estimated consideration of $15.4 million and recognized a gain of $14.4 million in our consolidated statement of operations.

In May 2017, we launched Vistara, which is an NIPT that screens for single-gene disorders and offered as a complement to Panorama. Upon the launch of Vistara, we entered into an agreement with a laboratory partner to collaborate in improving test performance and to launch commercially. In August 2017, we launched Signatera, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies. Signatera was commercially launched in May 2019 for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory. In October 2017, we expanded our Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities. In August 2019, we received a Medicare positive draft local coverage determination for certain forms of colorectal cancer. We received a final Medicare local coverage determination, or LCD, for Prospera in December 2019, covering all kidney transplant recipients, including those with multiple kidney transplants, and are working towards a full-scale commercial launch of Prospera in 2020.

For the year ended December 31, 2019, total revenues were $302.3 million, compared to $257.7 million and $209.6 million, respectively, in the years ended December 31, 2018 and 2017. Revenues generated from our genetic testing accounted for $269.9 million or 89% of total revenues for the year ended December 31, 2019; $240.4 million or 93% of total revenues for the year ended December 31, 2018; and $203.8 million or 97% of total revenues for the year ended December 31, 2017. For the years ended December 31, 2019, 2018 and 2017, there were no customers exceeding 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $41.5 million, representing 14% of total revenues for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, revenues from customers outside the United States were $31.7 million and $24.1 million, representing approximately 12% and 11%, respectively, of total revenues. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros and Singapore Dollars.

Our net losses for the years ended December 31, 2019, 2018 and 2017 were, respectively, $124.8 million, $128.2 million and $137.6 million. This included non-cash stock compensation expense of $28.6 million, $14.2 million and $11.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $699.2 million.

Components of the Results of Operations

The section of this Management’s Discussion and Analysis generally discusses year-to-year comparisons between 2019 and 2018. Discussions of year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis” in Part II Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019.

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

Sales of Panorama and HCS tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation software platform, Evercord and Signatera (CLIA) revenues, and revenue recognized from the Qiagen LLC (“Qiagen”), BGI Genomics (“BGI”), and Foundation Medicine, Inc. (“FMI”) agreements (collectively the “strategic partnership agreements”), and Signatera (RUO) are reported in licensing and other revenues. As of December 31, 2019, we have commercially launched 14 licensing and service arrangements with laboratories under our cloud-based distribution model from which we recognized revenue from in 2019.

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

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although many third-party payers have begun to reimburse for this. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology, or CPT, code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, due to third-party payers declining to reimburse and through reduced reimbursement under the new code. This has had, and we expect it will continue to have, an adverse impact on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests. Because our revenues from Horizon continue to represent an increasing proportion of our overall revenues, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall revenue.

Our financial performance is also impacted by having increased our in in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test decreases. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing, and we intend to continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our Constellation cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, its associated gross margin is higher.

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

Cost of Licensing and Other Revenues

The components of cost of licensing and other revenues are material costs associated with IVD kits sold to constellation clients, engineering costs incurred by the research and development team to improve and maintain the Constellation software platform, amortization of Constellation software development costs, development and support services relating to our strategic partnership agreements, and costs associated with specimens and Whole Exome Sequencing (“WES”) relating to our Signatera offering. Costs also include labor and other costs of development activities, collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility. Through the third quarter of 2019, cost of licensing and other revenues also includes costs associated with Evercord (see Note 13, Disposal of Business).

We currently have 14 revenue generating licensing and service agreements with laboratories and continue to have active discussions with many other potential licensees under our Constellation distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin to be higher.

Research and Development

Research and development expenses include costs incurred to develop our technology, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs, including stock-based compensation expense; prototype materials; laboratory supplies; consulting costs; regulatory costs; electronic medical record set up costs; and costs associated with setting up and conducting clinical studies at domestic and international sites and allocated overhead, including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research and development activities related to developing enhanced and new products.

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

Gain on Disposal of Business

In September 2019, we sold our Evercord business that provided cord tissue processing and storage services for total estimated consideration of $15.4 million, including $9.7 million in cash, $1.0 million of cash deposited in a third-party escrow account recorded in short-term other receivables, and $4.7 million of additional consideration. We recognized a gain of $14.4 million on the sale, which was included in loss from operations in the consolidated statements of operations and comprehensive loss.

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

Our significant accounting policies are described in Note 2 to our audited financial statements included in Item 8 in this Annual Report. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We consider the following critical accounting policies to reflect the more significant estimates and assumptions used in the preparation of our financial statements.

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

We generally bill an insurance carrier, a laboratory partner or a patient upon delivery of test results. We also bill patients directly for out-of-pocket costs involving co-pays and deductibles that they are responsible for. Tests billed to insurance carriers and directly to patients usually take an average of nine to twelve months to collect the payments, and for tests billed to laboratory distribution partners, the average collection cycle takes approximately two to three months. At times, we may or may not get reimbursed for the full amount billed. Further, we may not get reimbursed at all for tests performed if such tests are not covered under the insurance carrier’s reimbursement policies or we are not a qualified provider to the insurance carrier, or if the tests were not previously authorized.

Product revenue is recognized in an amount that equals the total consideration (as described above) at a point in time when the test results are delivered. We reserve certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the years ended December

31, 2019 and 2018, $2.4 million and $3.3 million were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

Licensing and Other Revenues

We recognize licensing revenues from our Constellation cloud-based distribution model, pursuant to which we grant licenses to laboratories to access our proprietary bioinformatics algorithms through our cloud-based software to analyze the results of molecular workflows that such licensees perform in their laboratories. In addition, the royalties we receive from our arrangement with a prenatal paternity licensee are recognized Constellation revenues.

We also recognize revenues from our Signatera (RUO) offering, which is for research use only to cancer researchers and biopharmaceutical companies. We enter into agreements with pharmaceutical companies to utilize the our Signatera tests typically to study new cancer treatments or to validate the outcomes of clinical trials for which the pharmaceutical companies are identified as customers.

We also recognize revenues from our strategic partnership agreements (i.e., Qiagen, BGI, and FMI). The performance obligations are unique in each agreement and would typically require the license of intellectual property, development services, support services, and future test work. We recognized $16.4 million of revenues from strategic partnership agreements in the year ended December 31, 2019 (for details see Note 3, Revenue Recognition).

In addition, we recognize revenues from IVD Kits, and the Evercord offering for the processing and storage of newborn cord blood and cord tissue units through the third quarter of 2019.

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

We also account for uncertain tax positions in accordance with ASC 740, which requires us to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained upon review by federal or state examiners. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We established a full valuation allowance against its net deferred tax assets in 2019 and 2018 due to the uncertainty surrounding realization of these assets (for details, please refer to Note 14, Income Taxes). In addition, our policy is to report interest and penalties related to unrecognized tax benefits as income tax expenses.

Stock-Based Compensation

We have included stock-based compensation as part of our cost of revenues and our operating expenses in our statements of operations as follows:

	Year ended December 31,
	2019				2018			2017
	Employee	Non-Employee	Total		Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$905	$32	`	937	$564	$5	$569	$544	$—	$544
Research and development	5,354	—		5,354	4,043	—	4,043	3,214	—	3,214
Selling, general and administrative	21,730	603		22,333	9,474	112	9,586	7,644	—	7,644
Total	$27,989	$635		$28,624	$14,081	$117	$14,198	$11,402	$—	$11,402

Stock-based compensation related to stock options granted to our employees and non-employees is measured at the grant date based on the fair value of the award, which is determined by the Black-Scholes option-pricing model and the Monte Carlo simulation model. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. No compensation cost is recognized on stock options for employees and non-employees who do not render the requisite service and therefore forfeit their rights to the stock options. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our statements of operations and comprehensive loss during the period that the related services are rendered.

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

For the year ended December 31, 2019, an asset impairment charge of $1.7 million was recorded in general and administrative expenses in the statements of operations and comprehensive loss. This charge is comprised of $1.2 million from the impairment of leasehold improvements, $0.1 million from the impairment of capitalized software held for internal use, and $0.4 million from the right-of-use asset related to the disposal of business. The right-of-use asset and the leasehold improvements relate to the storage facility located in Tukwila, Washington, and both assets were evaluated for impairment as a single asset group. Subsequent to the sale of Evercord, we recognized an impairment charge for the leasehold improvements that was previously capitalized for the storage facility and wrote down the right-of-use asset to its fair value as of the sale date. We have marketed the leased location for subleasing. The impairment charge to capitalized software relate to an internally developed module that was solely used for the Evercord business and scrapped subsequent to the sale of Evercord.

For the year ended December 31, 2018, we recorded asset impairment charges totaling $1.5 million in research and development expenses in the statements of operations and comprehensive loss. This charge was recorded to write off certain project development costs that were previously capitalized.

Results of operations

Comparison of the years ended December 31, 2019, 2018 and 2017

	Year Ended December 31,			Changes
(in thousands)	2019	2018	2017	2019 - 2018		2018 - 2017
				Amount	Percent	Amount	Percent
Revenues:
Product revenues	$269,881	$240,366	$203,777	$29,515	12.3%	$36,589	18.0%
Licensing and other revenues	32,447	17,288	5,848	15,159	87.7	11,440	195.6
Total revenues	302,328	257,654	209,625	44,674	17.3	48,029	22.9
Cost and expenses:
Cost of product revenues	162,604	158,081	135,508	4,523	2.9	22,573	16.7
Cost of licensing and other revenues	12,866	7,974	4,088	4,892	61.3	3,886	95.1
Research and development	51,357	51,355	50,064	2	0.0	1,291	2.6
Selling, general and administrative	206,176	154,872	155,306	51,304	33.1	(434)	(0.3)
Gain on disposal of business	(14,388)	—	—	(14,388)	*	—	*
Total cost and expenses	418,615	372,282	344,966	46,333	12.4	27,316	7.9
Loss from operations	(116,287)	(114,628)	(135,341)	(1,659)	1.4	20,713	(15.3)
Interest expense	(10,693)	(10,476)	(4,213)	(217)	2.1	(6,263)	148.7
Interest and other (expense) income, net	4,152	(2,729)	2,380	6,881	(252.1)	(5,109)	(214.7)
Loss before income taxes	(122,828)	(127,833)	(137,174)	5,005	(3.9)	9,341	(6.8)
Income tax expense	(1,999)	(321)	(454)	(1,678)	522.7	133	(29.3)
Net loss	$(124,827)	$(128,154)	$(137,628)	$3,327	(2.6)%	$9,474	(6.9)%

_______________________

* Not meaningful

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which include primarily of revenues from our strategic partnership agreements, Signatera (RUO) offering, licensing of our Constellation software to our licensees and revenues from the Evercord business. Total revenues increased by $44.7 million, or 17.3%, when compared to the year ended December 31, 2018.

Product revenues

During the year ended December 31, 2019, product revenues increased $29.5 million, or 12.3%, as a result of continued revenue growth in genetic test products such as Panorama and HCS. The number of Panorama and HCS tests accessioned continued to grow during the year ended December 31, 2019 when compared to the same period in the prior year by approximately 20%, and the resulting growth in revenues was partially offset by continued erosion in collection trends driven by factors such as prior authorization requirements by insurance carriers for an increasing proportion of our volumes. A portion of the net increase in Panorama and HCS revenues pertained to cumulative catch-up revenue adjustments totaling approximately $6.8 million recognized in the current period, due to collections from appeals on claims in the prior periods.

Licensing and other revenues

Licensing and other revenues increased $15.2 million, or 87.7%, during the year ended December 31, 2019 when compared to the same period in the prior year primarily due to an increase of $15.7 million from license and development services revenue from new strategic partnership agreements, $4.2 million increase of revenues from our other offerings such as Evercord and oncology, and offset by a decrease in revenues from the Qiagen agreement by $5.2 million primarily due to upfront license revenues recognized in the year ended December 31, 2018, while no such revenues were recognized in the year ended December 31, 2019.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory, processed outside of our laboratory, or processed as part of the Evercord offering. As noted in “—Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the year ended December 31, 2019, total reported units were approximately 763,900, comprising of approximately 718,500 tests reported in our laboratory.

In addition, our ability to market and sell our tests outside of the United States has shown growth as revenues from customers outside the United States were $41.5 million for the year ended December 31, 2019, compared to $31.7 million for the year ended December 31, 2018.

Cost of product revenues

During the year ended December 31, 2019, cost of product revenues increased $4.5 million, or 2.9%, when compared to the year ended December 31, 2018 primarily due to $9.5 million of additional costs incurred from increased volume of tests accessioned such as inventory consumption and materials acquired for Panorama tests and our in-house HCS automation and $7.2 million increase attributable to labor and overhead allocation driven by resources dedicated to our HCS automation process and Panorama tests. In addition, overall shipping costs for our products increased by $0.8 million despite a large increase of reported units. This was offset by a decrease of $13.0 million of specimen fees paid to third parties primarily attributable to the HCS automation workflow.

Cost of licensing and other revenues

Cost of licensing and other revenues increased by $4.9 million, or 61.3%, during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increased development and support efforts associated with license and test development services for our strategic partnership agreements, and internal and third-party provider costs incurred in connection with our oncology product offering that was launched in August 2017. During the year ended December 31, 2019, costs incurred for one of our strategic partnership agreements entered into in the second quarter of 2019 was $2.1 million and costs associated with a product offering launched in August 2017 increased by $4.3 million compared to $1.0 million in the same period prior year. The increase was offset by a $2.0 million decrease of cost associated with Evercord services due to the sale of this business in the third quarter of 2019.

Research and development

Research and development expenses remained flat in the year ended December 31, 2019 compared to the year ended December 31, 2018. This was primarily the result of a $2.1 million increase in research and development efforts for the commercialization of our Signatera cancer monitoring offering and our Prospera transplant rejection test due to higher salary and related expenses and employee benefits from increased headcount, offset by an impairment charge of $1.5 million recognized for writing off the project development costs previously capitalized in the year ended December 31, 2018, while no such impairment charge was incurred in the year ended December 31, 2019. The increase was further offset by a decrease in overall costs associated with clinical trials of $0.7 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $51.3 million, or 33.1%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. The primary factors causing the increase were a $27.2 million increase in salaries and related expenses due to increase of $14.5 million resulting from increase in headcount across various selling, general and administrative departments and an increase of $12.7 million stock-based compensation expense resulting from performance- and market-based stock options and restricted stock units granted in the year ended December 31, 2019, changes in the fair value of the stock options and restricted stock units, and annual refreshers. Furthermore, we incurred an additional $9.2 million in outside services related to legal fees for litigation and patent defense, international consultants, and SOX 404b implementation, $6.6 million in third-party billing, $3.5 million in overhead allocation, $3.4 million in travel related expenses, $1.2 million in employee recruiting costs, $1.1 million in bad debt expense, and offset by $0.9 decreases in other expenses.

Gain on disposal of business

Gain on disposal of business was by $14.4 million in the for the year ended December 31, 2019 due to the gain on sale of Evercord. There was no such gain recorded in the year ended December 31, 2018.

Interest expense

Interest expense increased by $0.2 million, or 2.1%, in the year ended December 31, 2019 compared to the prior year. The increase was the result of an increase in the average LIBOR for the year ended December 31, 2019 compared to the same period prior year. The Term Loan and Credit Line both have variable interest rates and subject to the fluctuations in the LIBOR.

Interest and other (expense) income, net

Interest and other income was $4.2 million for the year ended December 31, 2019, compared to interest and other expense of $2.7 million in the same period of the prior year, which represented a net increase in expenses of $6.9 million. This increase in interest income was the result of a higher balance maintained in our investment portfolio resulting in an increase of $2.3 million of additional interest income and a charge in the second quarter of 2018 from the revaluation of the warrants to ROS Acquisition Offshore LP (“ROS”) upon exercise of $4.1 million.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the years ended December 31, 2019 and 2018 we had net losses of $124.8 million and $128.2 million, respectively, and we expect to incur additional losses in the future as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts of our existing and new products. As of December 31, 2019, we had $62.0 million in cash, cash equivalents and restricted cash, $379.1 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $73.7 million of net of debt discount of the 2017 Term Loan.

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

On April 23, 2019, we completed an underwritten equity offering to sell 5,263,158 shares of our common stock at a price to the public of $19 per share.  On April 26, 2019, we sold an additional 789,473 shares of our common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of underwriting discount.

On October 17, 2019, we completed an underwritten equity offering to sell 5,714,286 shares of our common stock at a price to the public of $35 per share. On the same day, we sold an additional 857,142 shares of our common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after February 28, 2020.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time.

2017 Term Loan

In August 2017, we entered into the 2017 Term Loan with OrbiMed, which had a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, we borrowed $75.0 million, with the remaining $25.0 million available to borrow at our option at any time through December 31, 2018, subject to standard conditions. The amounts borrowed under the 2017 Term Loan will primarily be used for general corporate purposes and to fund and support our business and operations. Interest accrues on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an 84-month term and will mature in August 2024. We are required to make interest payments on a quarterly basis, with repayment of the full outstanding balance on the maturity date. Our obligations under the 2017 Term Loan are secured by substantially all of our assets, including our intellectual property, subject to certain customary exceptions.

On December 31, 2018, we amended certain terms in the 2017 Term Loan with OrbiMed. The amendment increased the existing unused borrowing capacity from $25.0 million to $50.0 million and extended the expiration date for the option to draw the unused borrowing capacity to March 31, 2019. If the aggregate principal amount drawn from the unused borrowing capacity is $50.0 million, the interest rate described above would instead decrease to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR. If the amount drawn is less than $50.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR.

In April 2019, we entered into a second amendment of the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. In the second amendment, the interest rate is equal to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR, provided we draw the minimum capacity of $25.0 million. If the amount drawn is less than $25.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, we issued an additional 25,000 shares of our common stock to OrbiMed on April 29, 2019. As of December 31, 2019, we did not exercise such option, and the right to draw the unused borrowing capacity has expired.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2019	2018	2017

(in thousands)
Cash used in operating activities	$(63,444)	$(70,581)	$(97,825)
Cash (used in) provided by investing activities	(266,353)	(5,161)	13,784
Cash provided by financing activities	340,774	113,725	80,372
Net increase (decrease) in cash, cash equivalents and restricted cash	10,977	37,983	(3,669)
Cash, cash equivalents and restricted cash, beginning of period	51,004	13,021	16,690
Cash, cash equivalents and restricted cash, end of year	$61,981	$51,004	$13,021

Cash Used in Operating Activities

Cash used in operating activities during the year ended December 31, 2019 was $63.4 million. The net loss of $124.8 million includes $34.2 million in non-cash benefits resulting from $7.7 million of depreciation and amortization, $7.7 million of amortization of the operating right-of-use assets on a straight-line basis subsequent to the adoption of ASC 842, $28.6 million of stock-based compensation expense; amortization of debt discount, premium amortization and discount accretion on investment securities totaling $1.4 million, $0.3 million of inventory excess adjustments, $1.7 million from impairment of assets, and $1.2 million in other non-cash charges. These non-cash charges were offset by $14.4 million gain on disposal of Evercord. Operating assets had $19.7 million cash outflow resulting from $13.9 million increases in prepaid and other current assets, $9.1 million increases in other assets, offset by a $2.4 million decrease in accounts receivable, $0.9 million decrease in inventory. Operating liabilities generated cash inflows of $46.9 million due to an increase of deferred revenues of $40.9 million primarily driven by prepaid license, royalties and milestone payments from our strategic partnership agreements, an increase in accrued compensation of $3.4 million, an increase in other long-term liabilities of $0.3 million, and an increase in other accrued liabilities by  $8.6 million, offset by a decrease in accounts payable of $6.3 million.

Cash used in operating activities during the year ended December 31, 2018 was $70.6 million. The net loss of $128.2 million includes $30.4 million in non-cash benefits resulting from $7.5 million of depreciation and amortization, an impairment charge of $1.5 million recorded to write off the project development costs previously capitalized following our decision to terminate an automation project, $14.2 million of stock-based compensation expense, $0.3 million of inventory excess adjustments, $0.2 million of premium amortization and discount accretion on investment securities, $4.1 million of remeasurement loss on changes in the fair value of our warrant liability; $2.6 million of interest accrued on our Credit Line and under a 2018 settlement agreement related to reimbursement claims, as well as amortization of debt discount in connection with our 2017 Term Loan,  and other insignificant items. Operating assets generated cash outflows of $20.0 million primarily due to an $18.1 million increase in accounts receivable and a $4.9 million increase in inventory, offset by a $2.7 million reduction in prepaid expenses and other current assets and a $0.3 million decrease in other assets. Operating liabilities generated cash inflows of $47.2 million due to an increase in accounts payable of $3.8 million, an increase in accrued compensation of $3.0 million, an increase in deferred revenue of $42.8 million primarily driven by prepaid sales-based royalties and performance obligations not yet delivered to Qiagen, as well as undelivered storage services from our Evercord business, offset by decreases in other accrued liabilities of $1.8 million and deferred rent of $0.7 million.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2019 totaled $266.4 million, which was comprised of purchasing new investments of $446.6 million, acquisitions of property, plant and equipment of $5.0 million, offset by $175.5 million in proceeds resulting from sales and maturities of investments and proceeds of 9.7 million from the disposal of Evercord.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 totaled $340.8 million, of which $323.4 million was related to funds raised from the equity offering to sell shares of our common stock in April and October 2019, net of issuance costs. The remaining $17.4 million was proceeds from exercise of stock options and shares purchased from the employee stock purchase plan.

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

Contractual Obligations and Other Commitments

See “Liquidity and Capital Resources” for a description of our contractual obligations under the Credit Line and the 2017 Term Loan.

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$42,138	$8,825	$18,386	$10,197	$4,730
Short-term debt(1)	49,000	49,000	—	—	—
Long-term debt facility(2)	75,000	—	—	75,000	—
Interest accrued on debt(3)	1,123	1,123	—	—	—
Inventory purchase and other contractual obligations(4)	29,434	20,559	8,875	—	—
Total	$196,695	$79,507	$27,261	$85,197	$4,730

(1)	Represents proceeds drawn from our Credit Line.

(2)	Represents proceeds from our 2017 Term Loan, which will mature in August 2024.

(3)	Represents interest accrued on our Credit Line of $1.1 million.

(4)	Represents various inventory purchase and other contractual obligations. Please refer to contractual commitments disclosures provided in Note 8, Commitments and contingencies for details.

Operating Lease Obligations

In October 2016, we entered into a lease directly with the landlord for laboratory and office spaces at our corporate headquarters located in San Carlos, California. We currently occupy approximately 136,000 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet, and the Second Space totals approximately 48,000 square feet. The term of this lease is approximately 84 months and expires in October 2023. This lease contains an option to renew the lease term for five years, but the fair market rent amount upon renewal is not available from the landlord.

In addition, we entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining our primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023. The yearly lease payment starts at $1.9 million and will escalate annually starting in October 2020.

In March 2018, we entered into a lease for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility began in June 2018 with rent payment commencing in August 2018. The lease term is 62 months expiring in July 2023. We have the option to extend this lease for five years, and the fair market rent upon renewal is not determinable. However, since we sold our business related to cord blood and tissue storage in September 2019, it is expected we will sublet the facility and will not exercise our option to renew the facility upon expiration.

In September 2015, our subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by approximately $1.3 million based on our $125.1 million debt outstanding, including principal and accrued interest as of December 31, 2019.

Our investment portfolio is also exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the borrowing rate of 100 basis points would increase our annual interest income by approximately $3.8 million annually in relation to amounts we would expect to earn, based on our short-term investments as of December 31, 2019.

Foreign Currency Exchange Rate Fluctuations

Our operations are currently conducted primarily in the United States. As we expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATERA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natera, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Genetic Test Revenue
Description of the Matter

For the year ended December 31, 2019, the Company’s revenue from sales of genetic tests was $269.9 million. As explained in Note 3 of the consolidated financial statements, revenue from genetic tests is recognized upon delivery of the test results. The revenue recognized for the genetic tests is based on an estimate of the total consideration expected to be received for the genetic tests. In particular, the estimate of total consideration is affected by assumptions of reimbursement from patients and insurance carriers, including estimates for disallowed cases, discounts, refunds and doubtful accounts.

Auditing the measurement of the Company’s genetic test revenue was complex as it requires significant judgement to evaluate the assumptions and inputs utilized by management in determining the total consideration to be received by the Company for delivered tests and the amounts involved are material to the financial statements taken as a whole.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the measurement of genetic test revenues. This included testing controls related to management’s review of the significant assumptions and inputs used in the determination of the estimated amount that would be collected for tests performed during the period. We also tested controls over the current and historical data used by management in determining this estimate, including the completeness and accuracy of the data.

We performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to those used in prior periods and examined evidence regarding the changes in assumptions.

 /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012

San Jose, California

February 28, 2020

Natera, Inc.

Consolidated Balance Sheets

(In thousands, except par value per share amount)

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$61,926	$46,407
Restricted cash, current portion	55	4,597
Short-term investments	379,065	107,461
Accounts receivable, net of allowance of $2,919 in 2019 and $1,788 in 2018	53,351	62,223
Inventory	12,394	13,633
Prepaid expenses and other current assets	16,376	6,197
Total current assets	523,167	240,518
Property and equipment, net	23,283	24,336
Operating lease right-of-use assets	23,730	—
Other assets	12,476	3,317
Total assets	$582,656	$268,171

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,604	$14,587
Accrued compensation	16,088	12,668
Other accrued liabilities	49,043	32,442
Deferred revenue, current portion	56,016	4,131
Short-term debt financing	50,123	50,153
Total current liabilities	179,874	113,981
Long-term debt financing	73,656	73,357
Deferred rent, net of current portion	—	8,613
Deferred revenue, long-term portion	23,808	40,058
Operating lease liabilities, long-term portion	26,297	—
Other long-term liabilities	310	—
Total liabilities	303,945	236,009
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 50,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.0001 par value: 750,000 shares authorized at December 31, 2019 and 2018, respectively; 78,005 and 62,083 shares issued and outstanding at December 31, 2019 and 2018, respectively	8	7
Additional paid-in capital	976,955	607,236
Accumulated deficit	(699,171)	(574,529)
Accumulated other comprehensive loss	919	(552)
Total stockholders’ equity	278,711	32,162
Total liabilities and stockholders’ equity	$582,656	$268,171

See accompanying notes.

Natera, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2019	2018	2017

Revenues
Product revenues	$269,881	$240,366	$203,777
Licensing and other revenues	32,447	17,288	5,848
Total revenues	302,328	257,654	209,625
Cost and expenses
Cost of product revenues	162,604	158,081	135,508
Cost of licensing and other revenues	12,866	7,974	4,088
Research and development	51,357	51,355	50,064
Selling, general and administrative	206,176	154,872	155,306
Gain from disposal of business	(14,388)	—	—
Total cost and expenses	418,615	372,282	344,966
Loss income from operations	(116,287)	(114,628)	(135,341)
Interest expense	(10,693)	(10,476)	(4,213)
Interest and other (expense) income, net	4,152	(2,729)	2,380
Loss before income taxes	(122,828)	(127,833)	(137,174)
Income tax expense	(1,999)	(321)	(454)
Net loss	$(124,827)	$(128,154)	$(137,628)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,471	214	(41)
Comprehensive loss	$(123,356)	$(127,940)	$(137,669)

Net loss per share (Note 15):
Basic	$(1.79)	$(2.22)	$(2.58)
Diluted	$(1.79)	$(2.22)	$(2.59)

Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic	69,555	57,848	53,312
Diluted	69,555	57,848	53,604

See accompanying notes.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Income (Loss)
Balance as of December 31, 2016	52,665	$5	$453,044	$(725)	$(308,747)	$143,577
Issuance of common stock upon exercise of stock options	565	1	2,314	—	—	2,315
Issuance of common stock under employee stock purchase plan	446	—	3,344	—	—	3,344
Issuance of common stock in exchange for commitment to provide debt financing	300	—	2,448	—	—	2,448
Vesting of restricted stock	64	—	11,402	—	—	11,402
Stock-based compensation	—	—	—	—	—	-
Unrealized loss on available-for sale securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(137,628)	(137,628)
Balance as of December 31, 2017	54,040	6	472,552	(766)	(446,375)	25,417
Issuance of common stock upon exercise of stock options	1,967	—	13,331	—	—	13,331
Issuance of common stock under employee stock purchase plan	391	—	3,617	—	—	3,617
Issuance of common stock upon exercise of warrants	333	—	6,762	—	—	6,762
Sale of common stock through equity offering, net of issuance costs	5,175	1	96,776	—	—	96,777
Vesting of restricted stock	177	—	—	—	—	—
Stock-based compensation	—	—	14,198	—	—	14,198
Unrealized gain on available-for sale securities	—	—	—	214	—	214
Net loss	—	—	—	—	(128,154)	(128,154)
Balance as of December 31, 2018	62,083	7	607,236	(552)	(574,529)	32,162
Issuance of common stock upon exercise of stock options	2,464	—	13,041	—	—	13,041
Issuance of common stock under employee stock purchase plan	268	—	4,323	—	—	4,323
Sale of common stock through equity offering, net of issuance costs	12,624	1	323,409	—	—	323,410
Issuance of common stock to Orbimed	25	—	507	—	—	507
Vesting of restricted stock	541	—	—	—	—	—
Stock-based compensation	—	—	28,624	—	—	28,624
Cumulative-effect adjustment upon adoption of ASU 2018-07(1)	—	—	(185)	—	185	—
Unrealized gain on available-for sale securities	—	—	—	1,471	—	1,471
Net loss	—	—	—	—	(124,827)	(124,827)
Balance as of December 31, 2019	78,005	$8	$976,955	$919	$(699,171)	$278,711

(1)	See Note 2 for a summary of the adjustment. The cumulative-effect adjustment to Accumulated Deficit resulting from the adoption of Accounting Standards Update No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) as of December 31, 2019 was $0.2 million.

See accompanying notes.

Natera, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(124,827)	$(128,154)	$(137,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,730	7,501	7,143
Non-cash lease expense	7,748	—	—
Impairment of assets	1,671	1,544	576
Stock-based compensation	28,624	14,198	11,402
Inventory excess adjustments	321	265	502
Provision for doubtful accounts	1,141	(41)	143
Premium amortization and discount accretion on investment securities	945	238	857
(Gain) loss realized on investment securities	(16)	43	64
(Gain) loss on sales of property and equipment	—	(12)	12
Loss (gain) from changes in fair value of warrants	—	4,118	(1,148)
Interest accrued for borrowings and claims related settlement	—	2,172	488
Amortization of debt discount	457	391	154
Other non-cash (benefits) charges	(51)	—	—
Gain on disposal of business	(14,388)	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,418	(18,093)	6,315
Inventory	917	(4,900)	(3,086)
Prepaid expenses and other current assets	(13,956)	2,643	(1,515)
Other assets	(9,099)	335	600
Accounts payable	(6,262)	3,781	217
Accrued compensation	3,419	3,069	(1,467)
Other accrued liabilities	8,606	(1,820)	14,919
Deferred revenue	40,848	42,769	846
Deferred rent, net of current portion	—	(628)	1,452
Other long-term liabilities	310	—	1,329
Net cash used in operating activities	(63,444)	(70,581)	(97,825)
Investing activities:
Purchases of investments	(446,626)	(170,268)	(272,819)
Proceeds from sale of investments	1,666	37,387	65,270
Proceeds from maturity of investments	173,900	131,600	231,200
Net proceeds from disposal of business	9,675	—	—
Purchases of property and equipment, net	(4,968)	(3,880)	(9,867)
Net cash (used in) provided by investing activities	(266,353)	(5,161)	13,784
Financing activities:
Proceeds from exercise of stock options	13,041	13,331	2,315
Proceeds from issuance of common stock under employee stock purchase plan	4,323	3,617	3,344
Proceeds from equity offering, net of issuance costs	323,410	96,777	—
Borrowings under long-term debt facility	—	—	75,000
Payment for debt issuance costs on long-term debt facility	—	—	(287)
Borrowings under credit facility	—	—	—
Repayment under credit facility	—	—	—
Net cash provided by financing activities	340,774	113,725	80,372

Net increase (decrease) in cash, cash equivalents and restricted cash	10,977	37,983	(3,669)
Cash, cash equivalents and restricted cash, beginning of period	51,004	13,021	16,690
Cash, cash equivalents and restricted cash, end of period	$61,981	$51,004	$13,021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,154	$332	$177
Cash paid for interest	$12,455	$7,914	$3,568
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$3,706	$268	$447
Issuance of common stock for exercise of warrants	$—	$6,762	$—
Issuance of common stock for lender's commitment to debt financing	$—	$—	$2,448

See accompanying notes

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos for the highest probability of a successful pregnancy; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty. All testing is available principally in the United States, and the Company also offers its Panorama test to customers primarily in Europe. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. The Company also offers Signatera (“Signatera”), a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual's tumor. The Company offered Evercord, a cord blood and cord tissue processing and storage service, through September 2019. The Evercord service line was sold to a third-party buyer in September 2019 (Note 13). Further, the Company has expanded its Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. For the year ended December 31, 2019, the Company had a net loss of $124.8 million, which increased the accumulated deficit to $699.2 million from $574.5 million at December 31, 2018 following the modified retrospective adoption of ASU 2018-07, which required a cumulative-effect adjustment to accumulated deficit as of the earliest period presented in the consolidated financial statements. At December 31, 2019, the Company had $62.0 million in cash, cash equivalents and restricted cash, $379.1 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10) including accrued interest, and $73.7 million of net carrying amount of the 2017 Term Loan (as defined in Note 10). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financing.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after February 28, 2020.

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

Restricted Cash

The Company discloses both short-term and long-term restricted cash. As of December 31, 2019, short-term restricted cash totaled $0.1 million and long-term restricted cash totaled zero in cash deposits held as collateral for the settlement of foreign currency transactions and deposit per credit card terms.

In the first quarter of 2019, the Company paid the final quarterly installment of $1.4 million in connection with a 2018 settlement agreement relating to reimbursement-related claims, and accordingly, the restriction imposed on the $4.2 million cash deposits to secure the letter of credit required under the settlement agreement was released.

Restricted cash is currently presented as a separate line item in the Company’s balance sheet. In the statements of cash flows, it is included together with cash and cash equivalents and considered as part of the total ending cash balance. The following is the reconciliation between how restricted cash is presented in the balance sheet and the statements of cash flows for all periods presented:

	December 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents in balance sheet	$61,926	$46,407
Restricted cash, current portion in balance sheet	55	4,597
Total cash, cash equivalents and restricted cash in statements of cash flows	$61,981	$51,004

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

The Company performs evaluations of financial conditions for clinics and laboratory partners and generally does not require collateral to support credit sales. In 2019, 2018 and 2017, there were no customers exceeding 10% of total revenues on an individual basis. As of December 31, 2019 and 2018, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the amount billed to the laboratory partners and clinics, insurance payers, oncologists, pharmaceutical companies, and patients. Reducing this amount is an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make the contracted payments. Management analyzes accounts receivable and historical bad debt experience, customer creditworthiness, current economic trends, and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Accounts receivable are written off against the allowance when there is substantive evidence that the account will not be paid.

Revenue Recognition

The Company adopted the new revenue recognition guidance, ASC 606, beginning January 1, 2018 on a full retrospective basis. ASC 606 mandates revenue recognition to be evaluated using the following five steps:

●	Identification of a contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Revenue recognition when, or as, the performance obligations are satisfied

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

Cost of Licensing and Other Revenues

The components of cost of licensing and other revenues are material costs associated with test kits, engineering costs incurred by the research and development team to improve and maintain the Constellation software platform, amortization of Constellation software development costs, development and support services relating to our strategic partnership agreements, and costs associated with specimens and Whole Exome Sequencing (“WES”) relating to our Signatera offering. Costs also include labor and other costs of development activities, collection kits consumed during the processing of cord blood samples, processing service and storage of the cord blood samples, and freight charged to transport the samples to the storage facility. Through the third quarter of 2019, cost of licensing and other revenues also includes costs associated with Evercord (See Note 13, Disposal of Business).

Research and Development

The Company records research and development costs in the period incurred. Research and development costs consist of personnel costs, contract services, cost of materials utilized in performing tests, costs of clinical trials and allocated facilities and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Product Shipment Costs

The Company expenses product shipment costs in cost of product revenues in the accompanying statements of operations. Shipping and handling costs for the years ended December 31, 2019, 2018 and 2017 were $13.3 million, $12.4 million and $9.5 million, respectively.

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

Stock-Based Compensation

Stock-based compensation related to stock options and restricted stock units (“RSUs”) granted to the Company’s employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. No compensation cost is recognized when the requisite service has not been met and the awards are therefore forfeited.

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

On January 1, 2019, the Company adopted ASU 2018-07, which allows the accounting for nonemployee awards to be treated the same as for employee awards. The fair value of non-employee awards is now determined based on a one-time measurement at the grant date, and it is no longer subject to periodic remeasurement. The Company continues to recognize stock-based compensation expense as services are rendered by the non-employees over the vesting period, which is accounted for on a straight-line basis. See further discussion under the Recently Adopted Accounting Pronouncements section within this footnote, as well as the election of certain accounting policy as a result of the adoption.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.2 million and $1.7 million as of December 31, 2019 and 2018, respectively. Amortized expense for amounts previously capitalized for the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $1.3 million and $1.0 million, respectively. In addition, the Company recorded $0.1 million of impairment expense in relation to the disposal of business in the year ended December 31, 2019.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities. As of December 31, 2019, and 2018, accumulated other comprehensive income (loss) consisted of $0.9 million of unrealized gains on available-for sale marketable securities and $0.6 million of unrealized losses on available-for-sale marketable securities. See Note 5, Financial Instruments, for additional disclosures related to change in net unrealized losses and reclassifications out of accumulated other comprehensive loss upon the sale of available-for-sale marketable securities.

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

The Company recorded inventory obsolescence charges totaling $0.3 million, $0.3 million, and $0.5 million in the years ended December 31, 2019, 2018, and 2017, respectively.

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

Recently Adopted Accounting Pronouncements

Leases

On January 1, 2019, the Company adopted ASU 2016-02 and concurrently elected to adopt ASU 2018-11, which are collectively known as ASC 842, Leases (“ASC 842”). ASU 2018-11 provides an alternative transition method such that the initial application of the new lease accounting standards can be completed as of January 1, 2019 using the modified retrospective approach instead of the earliest period presented. The financial results in the statement of operations and comprehensive loss for the year ended December 31, 2018 and the balance sheet as of December 31, 2018 were not retroactively restated. As a result of electing the transition guidance as described above, on January 1, 2019, the Company recorded operating right-of-use assets of $28.2 million, including the derecognition of deferred rent of $9.5 million and prepaid rent of $0.7 million, with the corresponding lease liabilities totaling $37.0 million. There was no material impact to the Company’s statements of operations and comprehensive loss upon adoption.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. The standard will become effective for the Company in the first quarter of 2020, with early adoption permitted beginning the first quarter of 2019. The modified retrospective approach should be applied upon adoption of this new guidance. The Company’s financial instruments that are in the scope of ASU 2016-13 include but not limited to trade receivables and available-for-sale debt securities. The Company will adopt this standard on January 1, 2020 and does not anticipate this amendment to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 proposes new disclosure requirements for unrealized gains or losses recognized in other comprehensive income that are attributable to fair value changes in assets and liabilities categorized within Level III of the fair value hierarchy, as well as quantitative information about significant unobservable inputs used to value such assets and liabilities. It eliminates the requirement to disclose the reasons for the transfers of assets and liabilities measured in fair value on a recurring basis between Level I and Level II. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company will adopt this standard on January 1, 2020 and does not anticipate this amendment to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The standard can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company intends to adopt this standard on January 1, 2020 using the prospective approach and the adoption is not expected to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. ASU 2018-18 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company will adopt this standard on January 1, 2020 and does not anticipate this amendment to have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The guidance will be effective for the Company in the first quarter of our fiscal year 2021. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. A portion of the consideration should be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company evaluates its contracts with insurance carriers, laboratory partners and patients and identifies a single performance obligation in those contracts, which is the delivery of the test results.

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

Product revenue is recognized in an amount that equals to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the years ended December

31, 2019, 2018, and 2017 $2.4 million, $3.3 million, and 4.9 million respectively, were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD Kits. The Company also recognizes revenues from the Signatera (RUO) offering, the Qiagen LLC, BGI Genomics, and Foundation Medicine, Inc. agreements, and the Evercord offering for the collection and storage of newborn cord blood and cord tissue units. The Evercord business was sold on September 2019. See Note 13 – Disposal of Business for additional information.

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

The Company bills the majority of licensees, who process the tests in their laboratories, a fixed price for each test processed. Licensing revenues are recognized as the performance obligations are satisfied (i.e., upon the delivery of each test) and reported in licensing and other revenues in the statements of operations and comprehensive loss.

Signatera

The Company enters into agreements with pharmaceutical companies to utilize the Company’s Signatera tests typically to study new cancer treatments or to validate the outcomes of clinical trials for which the pharmaceutical companies are identified as customers. Such arrangements generally involve performing whole exome sequencing (“WES”) services and the testing of patient samples to detect cancer mutations using its Signatera test. Each test is billable to customers and the personalized cancer profile also makes each test distinct within the context of the contract as customers can exercise control over the test results upon delivery. The company allocates the contract price to each test using the stand-alone selling price for each service and recognizes the test processing revenue as individual test results are delivered to customers.

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

Qiagen

In March 2018, the Company entered into a License, Development and Distribution Agreement (“the Qiagen Agreement”) with Qiagen LLC under which the Company granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the agreement, the Company is initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million, which was fully collected in 2018. All or a portion of the prepaid royalties are refundable in limited circumstances, including upon termination in certain circumstances. In addition, the Company is entitled to potential milestone payments from Qiagen upon the successful achievement of certain volume, regulatory and commercial milestones, and tiered royalties of $10.0 million, of which the Company has received $5.0 million as of December 31, 2019. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. The Company provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services. Qiagen has announced that it has discontinued the development of its Next Generation Sequencing Platform. The Company is in discussions with Qiagen regarding the resulting impact on the Qiagen Agreement.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement with BGI Genomics Co., Ltd. (“BGI Genomics” or “BGI”) to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The agreement has a term of ten years and expires in February 2029. According to the agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019.  Also, as required by the agreement with BGI Genomics, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating $10 million were recorded in long-term advances.

Pursuant to the agreement, the Company licensed its intellectual property and will provide development services. Following completion of development services, the Company will provide assay interpretation services over the term of the agreement. The Company concluded that the license is not a distinct performance obligation as it is highly interrelated and interdependent with the related development services. Therefore, license and related development services, for each of NIPT and Oncology products, represents a single performance obligation.

The Company is responsible for granting a license to specified intellectual property and performing certain development activities to customize its genetic testing assays for oncology and NIPT for use with BGI Genomics’ sequencing instruments and proprietary technology platform. Revenue associated with these performance obligations is recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. Revenue associated with the assay interpretation services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement with Foundation Medicine, Inc. (“Foundation Medicine” or “FMI”) to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers. The agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to Natera, and up to approximately $32.0 million in minimum annual payments and payments tied to Natera’s achievement of certain developmental, regulatory, and commercial milestones.  During the year ended December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving development performance milestones, and $13.3 million was for licensing fees and prepaid revenue.

Pursuant to the agreement, the Company will provide development services in conjunction with granting the use of the Company’s intellectual property. Following completion of development services, the Company will provide assay testing services over the term of the agreement. The Company concluded that the license is not a distinct performance obligation as it is highly interrelated and interdependent with the related development services. Therefore, license and related development services represents a single performance obligation.

The Company is responsible for providing the technology license and certain development services that are required to customize its proprietary Signatera test to work with FMI’s FoundationOne CDX. The intellectual property has been licensed to Foundation Medicine for the customized test. In addition, the Company is responsible for delivering clinical study plans in order to demonstrate efficacy of the customized test. Revenues associated with each of the performance obligations are recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. Revenue associated with the assay testing services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

The initial transaction price was primarily comprised of license and milestone fees. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. Certain milestone fees were constrained and not included in the transaction price due to the uncertainties of research and development. The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The allocation of the transaction price was performed based on standalone selling prices, which are based on estimated amounts that the Company would charge for a performance obligation if it were sold separately.

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

Disaggregation of Revenues

Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Product revenues
Sale of genetic tests	$269,881	$240,366	$203,777
Licensing and other
Upfront license and Constellation and paternity	5,089	10,344	4,229
License and development services	16,379	294	—
Other	10,979	6,650	1,619
Licensing and other revenues	32,447	17,288	5,848
Total revenues	$302,328	$257,654	$209,625

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Insurance carriers	$210,919	$193,895	$163,861
Laboratory partners	59,876	44,062	36,001
Patients	31,533	19,697	9,763
Total revenues	$302,328	$257,654	$209,625

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Year ended December 31,
	2019	2018	2017
(Amounts in thousands)
United States	$260,846	$225,931	$185,533
Americas, excluding U.S.	3,218	3,472	3,028
Europe, Middle East, India, Africa	15,434	20,866	13,998
Asia Pacific and Other	22,830	7,385	7,066
Total	$302,328	$257,654	$209,625

The Company recognizes revenue from billings to insurance carriers and patients based on estimates of the amount that will ultimately be realized (“expected consideration”). The expected consideration estimated for genetic test services is based on many factors such as length of payer relationship, historical collection trends, changes in contract provisions and insurance reimbursement policies. Cash collections for certain tests delivered may differ from the expected consideration originally estimated. During the year ended December 31, 2019, the Company’s collections did not differ significantly from original estimates of expected consideration. Thus, the Company did not recognize a cumulative catch-up of revenue for the year ended December 31, 2019. However, for the year ended December 31, 2018, the original estimates of expected consideration differed significantly from actual collections, and the updates of the Company’s estimate resulted in a $10.2 million cumulative catch-up of revenue. These changes in estimates decreased the Company’s loss from operations by $10.2 million and decreased basic and diluted net loss per share by approximately $0.18 for the year ended December 31, 2018.

Contract Balances

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	December 31,	December 31,
	2019	2018
(Amounts in thousands)
Assets:
Accounts receivable	$53,351	$62,223
Liabilities:
Deferred revenue, current portion	$56,016	$4,131
Deferred revenue, long-term portion	23,808	40,058
Total deferred revenues	$79,824	$44,189

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2018	$44,189
Increase in deferred revenues	65,026
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(970)
Revenue recognized from performance obligations satisfied within the same period	(23,209)
Transferred in the sale of business	(5,212)
Balance at December 31, 2019	$79,824

During the year ended December 31, 2019, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $1.0 million, of which $0.5 million was related to genetic testing services and the provision of IVD kits and $0.3 million pertained to undelivered Evercord storage services, and approximately $0.2 million was related to the Qiagen Agreement.

As of December 31, 2019, total deferred revenues were $79.8 million were comprised of the current and long-term portions of $56.0 million and $23.8 million, respectively. The current portion was primarily comprised of unsatisfied performance obligations from our strategic partnership agreements of $55.3 million. The increase of $51.9 million in current deferred revenues from $4.1 million in December 31, 2018 was primarily attributable to two new strategic partnership agreements executed in the current year resulting in an additional $16.7 million of current deferred revenues and the reclassification of long-term deferred revenues to current deferred revenues of $36.2 million due to the discontinuance of Qiagen’s GeneReader NGS sequencing platform and the Company’s expectation to resolve contractual obligations within the next 12 months. The long-term portion included $23.8 million of unsatisfied performance obligations expected to be provided through the end of fiscal year 2021, resulting from two new strategic partnership agreements executed in the current year of $23.8 million.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	December 31, 2019				December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market deposits	$22,477	$—	$—	$22,477	$26,539	$—	$—	$26,539
U.S. Treasury securities	293,157	—	—	293,157	75,685	—	—	75,685
U.S. agency securities	—	—	—	—	—	12,891	—	12,891
Municipal securities	—	85,908	—	85,908	—	18,885	—	18,885
Total financial assets	$315,634	$85,908	$—	$401,542	$102,224	$31,776	$—	$134,000

During the year ended December 31, 2019, the Company did not make any transfers between Level I and Level II assets.

5.    Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value
	(in thousands)
Money market deposits	$22,477	$—	$—	$22,477	$26,539	$—	$—	$26,539
U.S. Treasury securities	292,506	731	(80)	293,157	76,061	29	(405)	75,685
U.S. agency securities	—	—	—	—	13,017	—	(126)	12,891
Municipal securities	85,638	277	(7)	85,908	18,935	7	(57)	18,885
Total	$400,621	$1,008	$(87)	$401,542	$134,552	$36	$(588)	$134,000

Classified as:
Cash equivalents				$22,477				$26,539
Short-term investments				379,065				107,461
Total				$401,542				$134,000

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par and are all paying their coupons on schedule. Thus, the Company has determined there is currently no other than temporary impairment of its investments and will continue to recognize unrealized losses in other comprehensive income. As of December 31, 2019, the Company has 8 investments in an unrealized loss position in its portfolio. During the years ended December 31, 2019, 2018, and 2017 the amount of gross realized gains and realized losses upon sales of investments were insignificant. Realized gains and losses are reported in interest and other (expense) income, net in the statements of operations and comprehensive loss. The following table shows the change in the net unrealized positions of the available-for-sale securities and reclassifications from accumulated other comprehensive loss upon the sale of those securities:

	December 31,
	2019	2018
	(in thousands)
Balance at beginning of year	$(552)	$(766)
Net unrealized gains (losses) on available-for-sale securities, net of tax	1,487	171
Reclassifications of losses (gains) realized from sale of available-for-sale securities	(16)	43
Increase (decrease) in other comprehensive loss	1,471	214
Balance at end of year	$919	$(552)

During the years ended December 31, 2019, 2018 and 2017, the Company earned interest income of $4.1 million, $1.8 million and $1.2 million, respectively, from its investment portfolio.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of December 31, 2019:

	December 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$141,380	$141,552
Greater than one year but less than five years	236,764	237,513
Total	$378,144	$379,065

6.    Balance Sheet Components

Allowance for Doubtful Accounts

The following table presents a reconciliation of the allowance for doubtful accounts:

	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Beginning balance	$1,788	$2,000	$1,890
Provision for estimated bad debts	1,141	(41)	143
Write offs	(10)	(171)	(33)
Ending balance	$2,919	$1,788	$2,000

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2019	2018
		(in thousands)
Machinery and equipment	3-5 years	$36,414	$35,400
Furniture and fixtures	3 years	1,376	1,319
Computer equipment	3 years	1,828	2,117
Capitalized software held for internal use	3 years	5,917	4,868
Leasehold improvements	Life of lease	11,556	10,916
Construction-in-process		7,716	4,013
		64,807	58,633
Less: Accumulated depreciation and amortization		(41,524)	(34,297)
Total Property and Equipment, net		$23,283	$24,336

All of the Company’s long-lived assets are located in the United States.

During the year ended December 31, 2019, an impairment charge of $1.7 million was recorded in selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss. This charge is comprised of $1.2 million from the impairment of leasehold improvements, $0.1 million from the impairment of capitalized software held for internal use, and $0.4 million from the right-of-use asset (Note 7, Leases) related to the disposal of business (Note 13, Disposal of Business). The right-of-use asset and the leasehold improvements relate to the storage facility located in Tukwila, Washington, and both assets were evaluated for impairment as a single asset group. Subsequent to the sale of Evercord, the impairment charge wrote off the leasehold improvements that was previously capitalized for the storage facility and wrote down the right-of-use asset to its fair value as of the sale date. The impairment charge to capitalized software relate to an internally developed module that was solely used for the Evercord business and scrapped subsequent to the sale of Evercord.

During the year ended December 31, 2018, an asset impairment charge of $1.5 million was recorded in research and development expenses in the statements of operations and comprehensive loss. This charge was recorded to write off certain project development costs that were previously capitalized.

Other Assets

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed (as described in Note 10) and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments. In April 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed for extending the expiration date to draw the unused borrowing capacity until December 31, 2019. The Company has classified $1.2 million out of the total debt issuance costs in noncurrent assets for the unused borrowing capacity of $50.0 million. The debt discount is being amortized on a straight-line basis over the remaining term of the loan. For the year ended December 31, 2019 and 2018, debt discount amortized from noncurrent assets was $0.2 million and $0.1 million, respectively. The debt discount amortized from noncurrent assets for the year ended December 31, 2017 was not significant. As of December  31, 2019, total unamortized remaining in noncurrent assets was $0.9 million.

As of December 31, 2019, other assets also included long-term advances to BGI of $10.0 million for future sequencing equipment and services. In addition, other assets include additional consideration of consideration estimated at $4.7 million in connection with the disposal of business (Note 13). It is primarily related to the accounts receivable transferred to the buyer.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	December 31,	December 31,
	2019	2018
	(in thousands)
Accrued paid time off	$1,850	$1,825
Accrued commissions	5,767	4,492
Accrued bonuses	5,710	3,757
Other accrued compensation	2,761	2,594
Total accrued compensation	$16,088	$12,668

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	December 31,	December 31,
	2019	2018
(Amounts in thousands)
Settlement accrued for reimbursement related claims	$—	$1,378
Reserves for refunds to insurance carriers	9,410	10,012
Accrued charges for outsourced testing	8,408	5,001
Testing and laboratory materials from suppliers	4,301	2,742
Marketing and corporate affairs	2,957	1,306
Legal, audit and consulting fees	2,873	1,058
Accrued shipping charges	305	852
Sales tax payable	1,691	1,255
Accrued specimen service fees	2,269	1,378
Accrued rent	—	903
Clinical trials and studies	1,092	1,694
Operating lease liabilities, current portion	5,739	—
Fixed asset purchases	1,482	—
Other accrued expenses	8,516	4,863
Total other accrued liabilities	$49,043	$32,442

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers (in thousands):

	December 31,	December 31,
	2019	2018

(Amounts in thousands)
Beginning balance	$10,012	$6,795
Additional reserves	9,560	10,295
Reserves released	(10,162)	(7,078)
Ending balance	$9,410	$10,012

Released into revenue	$2,410	$3,324

7.    Leases

Operating Leases

In October 2016, the Company entered into a lease directly with its landlord for laboratory and office spaces at its corporate headquarters located in San Carlos, California. The Company currently occupies approximately 136,000 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet, and the Second Space totals approximately 48,000 square feet. The term of this lease is approximately 84 months and expires in October 2023. This lease contains an option to renew the lease term for five years, but the fair market rent amount upon renewal is not available from the landlord.

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

As a result of electing the package of practical expedients, the Company did not reassess the classification for the three existing leases described above upon the adoption of ASC 842, which carried over as operating leases. These leases are not impacted by any renewal or termination option. In addition, the Company has also entered into leases of individual workspaces at premises located in different locations on a month-to-month basis and is not committed to an established lease term. The Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered as short-term leases. Short-term lease expenses were insignificant in the year ended December 31, 2019.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

December 31,
2019
(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$5,739
Operating lease liabilities, long-term portion	26,297
Total operating lease liabilities	$32,036

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. As of the adoption date, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of December 31, 2019, the weighted-average remaining lease term was 3.04 years and the weighted-average discount rate was 10.77%.

Subsequent to the adoption date, the Company continues to recognize lease expense on a straight-line basis as was required under the previous guidance, ASC 840. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the year ended December 31, 2019, total lease expense of $7.8 million was recognized in the statements of operations and comprehensive loss. In addition, the Company recorded an impairment expense of $0.4 million in selling general and administrative expenses for the right-of-use asset related to the storage facility lease in connection with the disposal of business in the year ended December 31, 2019 (Note 13). Cash paid for amounts in the measurement of operating lease liabilities totaled $8.6 million for the year ended December 31, 2019.

The future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2019 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2020	$8,825
2021	9,067
2022	9,319
2023	7,797
2024	2,400
2025 and thereafter	4,730
Total future minimum lease payments	42,138
Less: imputed interest	(10,102)
Operating lease liabilities	$32,036

As of December 31, 2018, prior to the adoption of Topic 842, annual future minimum payments of our operating leases were as follows:

Operating Leases
(in thousands)
Year ending December 31:
2019	$8,588
2020	8,825
2021	9,067
2022	9,319
2023	7,702
2024 and thereafter	7,130
Total future minimum lease payments	$50,631

Rent expense for the years ended December 31, 2019, 2018 and 2017 was $7.8 million, $7.4 million and $7.2 million, respectively. Several lease arrangements contain provisions for variable lease payments relating to utilities and maintenance costs. Variable lease payments are expensed in the period in which the obligation for those payments is incurred and excluded from the calculation of lease liabilities and right-of-use assets.

8.    Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other legal actions. The Company is aggressively defending and/or prosecuting its current litigation matters, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. There are many uncertainties associated with any litigation and these actions or other third party claims against the Company, or by the Company against third parties, may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If this were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected.

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters.

In addition, damage amounts claimed in litigation against it may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

Illumina Litigation.

On March 16, 2018, a lawsuit (the ’831 lawsuit) against the Company was filed in the United States District Court for the Northern District of California by Illumina, Inc., or Illumina, alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ’831 patent). Among other relief, the complaint seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On August 16, 2018, the Company filed a counterclaim against Illumina, alleging that certain of Illumina’s NIPT tests infringe on the Company’s U.S. Patent No. 8,682,592 (the ’592 patent). Among other relief, Natera seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On June 13, 2019, Illumina filed a petition for inter partes review of the ’592 patent, which petition has been instituted. The ‘831 lawsuit is currently scheduled for trial on June 22, 2020.

CareDX Litigation Matters.

On March 26, 2019, CareDX, Inc., or CareDX, filed suit against the Company in the United States District Court for the District of Delaware (“CareDX’s Patent Case”). The suit alleges that the Company infringed two of CareDX’s patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. On May 16, 2019, the Company filed a motion to dismiss CareDX’s Patent Case for failure to state a claim, and a hearing on the motion took place on November 21, 2019. On February 24, 2020, Natera filed an objection to a preliminary recommendation by the magistrate judge that Natera’s motion to dismiss be denied.

In addition, on April 10, 2019, CareDX filed suit against the Company in the United States District Court for the District of Delaware, alleging false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements describing studies that concern the Company’s technology and CareDX’s technology (“CareDX’s Advertising Case”). The complaint seeks unspecified damages and injunctive relief. On May 30, 2019, the Company filed a motion to dismiss the entirety of CareDX’s Advertising Case for failure to state a claim. On February 7, 2020, CareDx filed an amended complaint withdrawing its trademark disparagement claim. On February 18, 2020, the Company filed a counterclaim against CareDX in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief.

On or about January 13, 2020, the Company filed suit against CareDX in the United States District Court for the District of Delaware (“Natera’s Patent Case”), alleging infringement of the Company’s U.S. Patent No. 10,526,658 (the ’658 patent) covering cell-free DNA-based diagnostic methods for transplant. The complaint seeks unspecified damages and injunctive relief. Natera’s Patent Case has been consolidated with CareDx’s Patent Case.

Other Litigation Matters.

On or about January 27, 2020, the Company filed suit against ArcherDX, Inc., or ArcherDX, in the United States District Court for the District of Delaware, alleging that certain of ArcherDX’s DNA oncology products infringe on the Company’s U.S. Patent No. 10,538,814 (the ’814 patent). The complaint seeks monetary damages and injunctive relief.

On or about August 13, 2019, a suit was filed against the Company in the Circuit Court of Cook County, Illinois by a patient alleging claims relating to a discordant test result and seeking monetary damages.

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

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the “IPO”). The complaints asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints alleged, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints sought class certification, unspecified compensatory damages, rescission, attorneys' fees, and costs. On October 23, 2017, the San Mateo Superior Court granted the Company’s motion to dismiss the claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, as amended, without leave to re-file, and granted the Company’s motion to dismiss the claims under Section 11 of the Act with leave to re-file.  Plaintiffs refiled an amended complaint on November 22, 2017. On August 7, 2018 the judge granted a motion by the Company for judgment on the pleadings, without leave to amend, and ordered that judgment be entered in favor of the defendants. Plaintiffs appealed the judgment on or about March 29, 2019, and the appeal was heard on February 18, 2020. On February 28, 2020, the Court of Appeal for the State of California affirmed the judgment on the pleadings in favor of Natera.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of December 31, 2019:

Party	Total Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$10,679	December 2021
Material supplier	8,495	January 2020
Application service provider	1,964	September 2023
Gene sequencing reagents and kits provider	1,148	April 2021
Specimen samples provider	300	April 2020
Biological sample processing and storage provider	250	September 2020

Other material supplier	6,598	Various dates

9.    Stock-Based Compensation

Equity Plans

2015 Equity Incentive Plan

General.    The Company’s board of directors adopted its 2015 Equity Incentive Plan, or the 2015 Plan, in June 2015. The Company’s 2015 Plan replaced all of its prior stock plans.

Share Reserve.    The initial number of shares of the Company’s common stock available for issuance under the 2015 Plan was 3,451,495 shares. As of December 31, 2019, 14,062,396 shares were reserved for future issuance under the 2015 plan, which includes unissued and forfeited shares from the 2007 plan. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2016, by a number equal to the smallest of:

●	3,500,000 shares;

●	4% of the shares of common stock outstanding on the last business day of the prior fiscal year; or

●	the number of shares determined by the Company’s board of directors.

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

Share Reserve.    The Company has reserved 893,548 shares of its common stock for issuance under the 2015 ESPP. As of December 31, 2019, 1,638,280 shares were available for issuance under the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP will automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of:

●	880,000 shares;

●	1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or

●	the number of shares determined by the Company’s board of directors.

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

The following table summarizes the offering activity during the years ended December 31, 2019 and 2018:

	Number of	Total
	Shares Purchased	Proceeds
Offering Period		(in thousands)
November 1, 2017 - April 30, 2018	206,447	$1,855
May 1, 2018 - October 31, 2018	184,825	$1,763
November 1, 2018 - April 30, 2019	132,177	$2,147
May 1, 2019 - October 31, 2019	136,084	$2,176

Stock Options

The following table summarizes option activity during the year ended December 31, 2019:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2018	5,431	9,463	$7.69	6.91	$61,718
Additional shares authorized	2,483	—	$—
Options granted	(1,838)	1,838	$18.01
Options exercised	—	(2,464)	$5.29
Options forfeited	340	(340)	$13.13
Balance at December 31, 2019	6,416	8,497	$10.39	6.88	$197,955
Exercisable at December 31, 2019		4,835	$7.27	5.56	$127,753
Vested and expected to vest at December 31, 2019		8,288	$10.29	6.83	$193,940

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $70.0 million, $25.6 million and $3.7 million, respectively. The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $11.0 million, $11.3 million, and $12.1 million, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $8.01, $4.85 and $5.71 per share, respectively.

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

Milestones (i) and (ii) described above were achieved during the first quarter of 2019 and 2018, respectively. Milestone (iii) described above was achieved during the third quarter of 2019. During the year ended December 31, 2019 and 2018 total stock-based compensation expense recorded for the performance-based options was $0.6 million, $0.4 million, respectively. For the year ended December 31, 2017, the Company did not recognize any compensation expense associated with the performance-based options since none of the milestones were achieved or were probable of being achieved.

In December 2018, the Board approved a performance-based option grant of 600,000 shares to the Company’s executive chairman. The vesting of these performance-based options is contingent upon the achievement of a certain milestone, and provided that the completion of requisite service is through the date of such vesting, at which point the performance-based options will become fully vested and exercisable. The revenue milestone was concluded to be probable of being achieved in the third quarter of 2019, and the Company recognized $3.3 million of stock-based compensation expense in the year ended December 31, 2019.

In January 2019, the Board approved a stock option grant of 200,000 shares and 100,000 restricted stock units to the Company’s chief executive officer, which are performance-based awards with market conditions. Such awards will vest based on the achievement of certain values of the Company’s common stock at two separate thresholds within certain periods and are contingent upon the completion of requisite service through the date of such vesting. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such awards and the period when such award will become probable. The first milestone was achieved in the third quarter of 2019, resulting in 18,750 of restricted stock units and 37,500 stock options to vest. For the year ended December 31, 2019 the Company recorded approximately $0.6 million of stock-based compensation related to such awards.

Additionally, the Board approved 100,000 restricted stock units each to the Company’s chief financial officer and chief operating officer in March 2019. These two awards also have performance and market conditions, which are based on the same stock value performance target as that of the chief executive officer’s before such awards vest and are contingent upon the completion of requisite service through the date of such vesting. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such awards and the period when such award will become probable. The first milestone was achieved in the third quarter of 2019, resulting in 25,000 of restricted stock units to vest for each individual. For the year ended December 31, 2019, the Company recorded approximately $1.2 million of stock-based compensation related to such awards.

In May 2019, the Board approved a grant of 188,099 restricted stock units to several employees, which are performance-based awards. Such awards will vest based on the achievement of a certain product line revenues over a calendar year. The other performance target requires the achievement of a certain run rate for tests in another product line and are contingent upon the completion of requisite service through the date of such vesting. The revenue milestone was probable of being achieved in the third quarter of 2019. The Company recorded approximately $1.3 million of stock-based compensation related to such awards year ended December 31, 2019.

In September 2019, the Board approved a grant of 50,000 restricted stock units to the Chief Business Officer. Such awards will vest based on the achievement of certain values of the Company’s common stock at a specific threshold within certain periods and are contingent upon the completion of requisite service through the date of such vesting. The Company utilized a Monte Carlo Simulation to determine the grant date fair value of such awards and the period when such award will become probable. For the year ended December 31, 2019, the Company recorded approximately $0.3 million of stock-based compensation related to such awards.

The fair value of the performance-based awards with market conditions granted estimated using a Monte Carlo simulation model used the following inputs for the year ended December 31, 2019:

December 31,
2019
Risk-free interest rate	1.63% – 2.61%
Expected dividend yield	—
Expected volatility	50.00%
Expected term (years)	7.25

The risk-free interest rate input was based on U.S. Treasury note yields with remaining terms comparable to the expected term input used in the valuation model. The expected dividend yield was selected to be zero as the vesting condition is based on total shareholder return, which includes changes in price, plus reinvestment of dividends paid. The expected volatility was based on historical daily price changes for a period of time that corresponds with the expected term input used in the valuation model. The expected term input was based on the contractual remaining period of time until the award vests in accordance with the award agreement.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2019:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Balance at December 31, 2018	1,084	$11.72
Granted	2,019	$20.97
Vested	(541)	$12.56
Canceled/Forfeited	(158)	$16.68
Balance at December 31, 2019	2,404	$19.86

Stock-Based Compensation Expense

Employee and non-employee stock-based compensation expense was calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

The following table presents the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31,
	2019				2018			2017
	Employee	Non-Employee	Total		Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$905	$32	`	937	$564	$5	$569	$544	$—	$544
Research and development	5,354	—		5,354	4,043	—	4,043	3,214	—	3,214
Selling, general and administrative	21,730	603		22,333	9,474	112	9,586	7,644	—	7,644
Total	$27,989	$635		$28,624	$14,081	$117	$14,198	$11,402	$—	$11,402

As of December 31, 2019, approximately $50.2 million of unrecognized compensation expense related to unvested option awards and RSUs, net of estimated forfeitures. The unrecognized compensation expense will be recognized over a weighted-average period of approximately 2.86 years.

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

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. For the year ended December 31, 2019 the following valuation assumptions were applied on both the employee and non-employee options. For the years ended December 31, 2018 and 2017, the valuation assumptions as follows were only used for stock options granted to employees.

	Year ended December 31,
	2019			2018			2017
Expected term (years)	5.23	—	10.00	5.24	—	5.62	5.14	—	5.24
Expected volatility	42.53%	—	45.84%	40.28%	—	42.53%	40.75%	—	62.93%
Expected dividend rate			0%			0%			0%
Risk-free interest rate	1.60%	—	2.60%	2.37%	—	3.06%	1.67%	—	2.16%

For the years ended December 31, 2018 and 2017, the Company used a different set of Black-Scholes valuation assumptions when estimating the fair value of stock options granted to its non-employees. The fair value was remeasured at the end of each reporting period up until December 31, 2018. The following table summarizes the valuation assumptions used:

	Year ended December 31,
	2018			2017
Expected term (years)	2.72	—	2.76	2.67	—	2.71
Expected volatility	41.36%	—	43.84%	41.22%	—	52.18%
Expected dividend rate			0%			0%
Risk-free interest rate	2.36%	—	2.86%	1.42%	—	1.95%

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

10.    Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which can be drawn down in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line Obligations and terminate the Credit Line, in its discretion and without cause, at any time.

For the years ended December 31, 2019, 2018 and 2017, the Company recorded interest expense of $1.7 million, $1.6 million and $1.0 million, respectively. Interest payments totaling $1.7 million, $1.5 million, and $0.5 million had been made on the Credit Line during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, remaining accrued interest was $1.1 million, and the total principal amount outstanding including accrued interest was $50.1 million.

2017 Term Loan

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, the Company borrowed $75.0 million, with the remaining $25.0 million available to borrow at the Company’s option at any time through December 31, 2019, subject to standard conditions. The amounts borrowed under 2017 Term Loan will primarily be used for general corporate purposes and to fund and support the Company’s business and operations. Interest is accrued on the outstanding balance of the loan at a rate equal to the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. The 2017 Term Loan has an eighty-four month term and will mature in August 2024. The Company is required to make interest payments on a quarterly basis, with repayment of the full outstanding balance on the maturity date. The Company’s obligations under the 2017 Term Loan are secured by substantially all of its assets, including its intellectual property, subject to certain customary exceptions.

On December 31, 2018, the Company amended certain terms in the 2017 Term Loan with OrbiMed. The amendment increased the existing unused borrowing capacity from $25.0 million to $50.0 million and extended the expiration date for the option to draw the additional to March 31, 2019. If the Company has drawn from the unused borrowing capacity of $50.0 million, the interest rate described above would instead decrease to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR. If the amount drawn is less than $50.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR.

In April 2019, the Company entered into a second amendment of the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. In the second amendment, the interest rate is equal to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR, provided the Company draws the minimum capacity of $25.0 million. If the amount drawn is less than $25.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, the Company issued an additional 25,000 shares of our common stock to OrbiMed on April 29, 2019. As of December 31, 2019, the Company did not exercise such option, and the right to draw the unused borrowing capacity has expired.

The 2017 Term Loan contains customary affirmative and negative covenants including financial information maintenance covenants, indebtedness limitation covenants, minimum net revenues covenants, and investment covenants. It also includes standard events of default such as payment defaults and nonperformance of obligations and covenants described above. Upon an event of default, an additional interest of 3.00% may be applied to the outstanding debt balance until such default is cured, and OrbiMed may declare all outstanding obligations immediately due and payable. As of December 31, 2019, the Company was in compliance with all of its covenants under the 2017 Term Loan.

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

For the years ended December 31, 2019, 2018, and 2017 interest expense totaling $9.0 million, $8.6 million, and $3.2 million was recorded, respectively, which also included the amortization of debt discount. Debt discount amortized as interest expense was $0.5 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively. In addition, the Company made interest payments totaling $10.7 million and $6.1 million during the years ended December 31, 2019 and 2018, respectively. The Company has not made any principal payment as it is not required to repay the outstanding balance until August 2024.

The following table indicates how the Company reported its long-term debt at the end of the period:

	December 31,	December 31,
	2019	2018
(Amounts in thousands)
Debt principal balance	$75,000	$75,000
Less: unamortized debt discount	(1,344)	(1,643)
Net carrying amount at end of period	$73,656	$73,357

11.    Warrants

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

12.     Stockholders’ Equity

As of December 31, 2019, the Company had 50,000,000 authorized shares of its preferred stock, of which no shares were issued and outstanding; and 750,000,000 authorized shares of its common stock, at $0.0001 par value, and there were 78,004,669 shares of common stock issued and outstanding.

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

In April 2019, the Company completed an underwritten equity offering to sell 5,263,158 shares of its common stock at a price to the public of $19 per share. On April 26, 2019, the Company sold an additional 789,473 shares of its common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of the underwriting discount.

In  October 2019, the Company completed an underwritten equity offering to sell 5,714,286 shares of its common stock at a price to the public of $35 per share. The same day, the Company sold an additional 857,142 shares of its common stock to the underwriters at the same price upon their exercise of the option to purchase those shares. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount.

13.    Disposal of Business

Sale of Evercord

In September 2019, the Company sold the Evercord business that provides cord blood and cord tissue processing and storage services for total estimated consideration of $15.4 million, including $9.7 million in cash, $1.0 million of cash deposited in a third-party escrow account recorded in short-term other receivables, and $4.7 million of additional consideration. The additional consideration is primarily related to the accounts receivable transferred to the buyer. The cash held in escrow serve as security for the indemnification obligations of the Company and eligible for release 12 months after the closing date. The assets relating to the Evercord services transferred to the buyer had a net book value of $6.2 million as of the sale date, and consisted of accounts receivables and equipment.  The obligations and liabilities relating to the Evercord services transferred to the buyer consisted of deferred revenues of $5.2 million. The sale of the Evercord business did not meet criteria to be reported as a discontinued operation, because it did not represent a strategic shift with a major effect on the Company’s operations and financial results. The Company recognized a gain of $14.4 million on the sale, which was included in Loss from operations in the Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the computation of the gain realized from the disposal of business:

December 31,
2019
(in thousands)

Proceeds on disposal:	$15,377
Assets sold:
Accounts receivable, net	5,782
Equipment and inventory	419
Total assets sold	$6,201
Liabilities assumed by purchaser:
Deferred revenues	5,212
Net assets and liabilities sold	$989
Net gain realized on disposal	$14,388

In connection with the sale of the Evercord business, the Company recorded impairment expense on the retained assets previously used in this business of $1.7 million in selling, general, and administrative expenses in the consolidated statement of operations and comprehensive loss. This expense is comprised of $1.2 million from the impairment of leasehold improvements, $0.1 million from the impairment of capitalized software held for internal use, and $0.4 million of right-of-use asset from the storage facility lease. In addition, the Company expects to incur $0.4 million of exit or disposal activity—$0.1 million of involuntary employee termination benefits were incurred in the third quarter of 2019, recorded in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss, and $0.3 million of early contract termination fee from biological sample processing and storage provider to be incurred in the next fiscal year.

14.    Income Taxes

The Company's effective tax rates for the years ended December 31, 2019, 2018 and 2017 differ from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2019		2018		2017
	(in thousands, except percentages)
U.S. federal taxes (benefit) at statutory rate	$(25,794)	(21.00)%	$(26,800)	(21.00)%	$(46,206)	(34.00)%
State tax expense	(6,607)	(5.38)%	(4,468)	(3.50)%	(6,559)	(4.83)%
Research and development credits	(1,645)	(1.34)%	(1,164)	(0.91)%	(1,149)	(0.85)%
Stock-based compensation	(7,544)	(6.14)%	(3,148)	(2.47)%	(5,036)	(3.71)%
Change in federal tax rate	—	0.00%	—	0.00%	44,701	32.89%
Mark to market fair value adjustments	—	0.00%	865	0.68%	(390)	(0.29)%
Nondeductible settlement for claims	—	0.00%	1	0.00%	3,873	2.85%
Foreign tax	1,612	1.31%	195	0.15%	153	0.11%
Other nondeductible items	1,378	1.12%	690	0.54%	856	0.63%
Change in valuation allowance	40,599	33.06%	34,150	26.76%	10,211	7.51%
Provision for income taxes	$1,999	1.63%	$321	0.25%	$454	0.31%

During the year ended December 31, 2019, the Company recorded total income tax expense of $2.0 million. The Company incurred $1.9 million of foreign withholding tax on a license agreement signed in February 2019. The Company provides testing to clinics and also licenses its cloud-based software to licensees that are based in a foreign country, which contributed to a foreign income tax expense of $0.1 million. Total income tax expense also included a state income tax benefit of $41,000 for the year ended December 31, 2019.

During the year ended December 31, 2018, the Company recorded total income tax expense of $0.3 million, which included foreign income tax expense of $0.2 million and state income tax expense of $0.1 million. During the year ended December 31, 2017, the Company recorded total income tax expense of $0.5 million, which included foreign income tax expense of $0.3 million and state income tax expense of $0.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$124,777	$95,321
Research and development tax credit carryforwards	18,189	15,632
Reserves and accruals	10,002	7,839
Lease Liabilities	7,838	—
Deferred revenue	3,288	83
Stock-based compensation	6,106	4,076
Total deferred tax assets before valuation allowance	170,200	122,951
Less: valuation allowance	(163,040)	(122,441)
	7,160	510
Deferred tax liabilities:
Property and equipment	—	(510)
Right-of-use lease assets	(7,160)	—
Net deferred tax assets	$—	$—

The Company established a full valuation allowance against its net deferred tax assets in 2019 and 2018 due to the uncertainty surrounding realization of these assets. The valuation allowance increased to $163.0 million as of December 31, 2019 from $122.4 million as of December 31, 2018. The valuation allowance increased during 2019 due to current year losses and credits claimed. The valuation allowance increased to $122.4 million as of December 31, 2018 from $95.8 million as of December 31, 2017.

As of December 31, 2019, the Company had federal and state net operating loss (“NOLs”) carryforwards of approximately $514.0 million and $271.6 million, respectively, which begin to expire in 2027 and 2028, respectively, if not utilized. Approximately $194.2 million of federal net operating loss included above can be carried forward indefinitely.

The Company also had federal research and development credit carryforwards of approximately $15.7 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $13.0 million, which can be carried forward indefinitely. Realization of these deferred tax assets would require $650.1 million in taxable income to fully utilize. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$7,362	$5,945	$4,293
Additions based on tax positions related to the current year	1,426	1,416	1,651
Additions (reductions) for tax positions of prior years	(169)	1	1
Balance at end of year	$8,619	$7,362	$5,945

The Company adopted the provisions of ASC 740-10-50, Accounting for Uncertainty in Income Taxes, on January 1, 2009. During the years ended December 31, 2019, 2018 and 2017, the amount of unrecognized tax benefits increased $1.3 million, $1.4 million, and $1.7 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2019, 2018 and 2017, the total amount of unrecognized tax benefits was $8.6 million, $7.4 million and $5.9 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company is subject to U.S. federal income taxes and to income taxes in various states in the United States. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all prior tax years since incorporation. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2020.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2019, there were no accrued interest and penalties related to uncertain tax positions.

15.     Net Loss per Share

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

The following table provides the basic and diluted net loss per share computations for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017

Numerator:
Net loss used to compute net loss per share, basic	$(124,827)	$(128,154)	$(137,628)

Less: Remeasurement gain on warrant liability	—	—	(1,148)
Net loss used to compute net loss per share, diluted	$(124,827)	$(128,154)	$(138,776)

Denominator:
Weighted-average common shares outstanding	69,555	57,848	53,312
Less: Weighted-average unvested common shares subject to repurchase	—	—	—
Weighted-average number of shares used in computing net loss per share, basic	69,555	57,848	53,312

Add: Incremental shares from assumed exercise of warrants	—	—	292
Weighted-average number of shares used in computing net loss per share, diluted	69,555	57,848	53,604

Net loss per share, basic	$(1.79)	$(2.22)	$(2.58)
Net loss per share, diluted	$(1.79)	$(2.22)	$(2.59)

The following table shows the potentially dilutive common stock equivalents that were excluded from the computations of diluted net loss per share as their effect would be anti-dilutive, as of December 31, 2019, 2018 and 2017:

	As of December 31,
	2019	2018	2017

Options to purchase common stock	8,497	9,463	9,963
Restricted stock units	2,404	1,084	389
Employee stock purchase plan	32	42	79
	10,933	10,589	10,431

16.     Quarterly Financial Data (unaudited)

	Three months ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands, except per share data)
2019
Operating results:
Total revenues	$83,240	$77,909	$74,355	$66,824
Cost of product revenues	39,479	40,138	41,382	41,605
Cost of licensing and other revenues	4,983	3,742	2,443	1,698
Gross profit	38,778	34,029	30,530	23,521
Operating expenses	73,589	55,123	59,166	55,267
Interest expense and other (expense) income, net	(386)	(1,999)	(1,885)	(2,271)
Income tax expense	14	(44)	(1,895)	(74)
Net loss	$(35,183)	$(23,137)	$(32,416)	$(34,091)
Per share data:
Net loss - basic	$(0.46)	$(0.33)	$(0.48)	$(0.54)
Net loss - diluted	$(0.46)	$(0.33)	$(0.48)	$(0.54)

2018
Operating results:
Total revenues	$66,965	$65,280	$63,069	$62,340
Cost of product revenues	40,345	39,477	39,204	39,055
Cost of licensing and other revenues	2,444	2,202	1,791	1,537
Gross profit	24,176	23,601	22,074	21,748
Operating expenses	53,903	50,767	49,292	52,265
Interest expense and other (expense) income, net	(2,128)	(2,332)	(6,493)	(2,252)
Income tax expense	14	(118)	(113)	(104)
Net loss	$(31,841)	$(29,616)	$(33,824)	$(32,873)
Per share data:
Net loss - basic	$(0.51)	$(0.49)	$(0.62)	$(0.61)
Net loss - diluted	$(0.51)	$(0.49)	$(0.62)	$(0.61)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natera, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Natera, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Natera, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company‘s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California

February 28, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”), which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements (included in Part II of this report):
●	Report of Independent Registered Public Accounting Firm
●	Balance Sheets
●	Statement of Operations
●	Statement of Stockholders’ Equity
●	Statement of Cash Flows
●	Notes to Financial Statements
(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	The following exhibits are filed with or incorporated by reference as part of this Annual Report on Form 10-K:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Natera, Inc.	8-K	001-37478	3.1	7/9/2015
3.2	Amended and Restated Bylaws of Natera, Inc.	8-K	001-37478	3.2	7/9/2015
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	6/22/2015
4.2	Amended and Restated Investors' Rights Agreement, dated November 20, 2014.	S-1	333-204622	4.2	6/1/2015
4.3	Description of Common Stock					X
10.1*	2007 Stock Plan and form of agreements thereunder.	S-1	333-204622	10.1	6/1/2015
10.2*	2015 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-37478	10.2	3/24/2016
10.3*	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	6/25/2015
10.4	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	10-K	001-37478	10.4	3/16/2017

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5.1**	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended (conformed copy).	S-1/A	333-204622	10.13	6/30/2015
10.5.2**	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	8/11/2016
10.5.3**	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.2	8/11/2016
10.5.4**	Fourth Amendment to Supply Agreement, dated January 3, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.8	3/15/2019
10.5.5***	Fifth Amendment to Supply Agreement, dated December 18, 2019, by and between Registrant and Illumina, Inc.					X
10.6.1**	Application Service Provider Agreement, dated September 19, 2014, by and between Registrant and DNAnexus, Inc., as amended	10-K	001-37478	10.11	3/16/2017
10.6.2**	Third Amendment to Application Service Provider Agreement, dated January 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.1	11/9/2018
10.6.3**	Fourth Amendment to Application Service Provider Agreement, dated July 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/9/2018
10.6.4**	Fifth Amendment to Application Service Provider Agreement, dated October 18, 2019, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/8/2019
10.7*	Amended Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated June 7, 2007.	S-1/A	333-204622	10.15	6/25/2015
10.8*	Amended Employment Agreement, by and between Registrant and Jonathan Sheena, dated June 7, 2007.	S-1/A	333-204622	10.16	6/25/2015
10.9*	Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated January 2, 2019.	10-Q	001-37478	10.1	5/10/2019
10.10*	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.2	5/10/2019
10.11.1	UBS Credit Line Agreement, dated September 23, 2015, as amended.	10-Q	001-37478	10.2	11/12/2015
10.11.2	Amendment to UBS Credit Line Agreement, dated July 5, 2017.	10-Q	001-37478	10.1	8/9/2017
10.12*	Natera, Inc. Management Cash Incentive Plan.	10-Q	001-37478	10.3	11/12/2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13.1	Lease, dated October 26, 2015, by and between Registrant and BMR-201 Industrial Road LP.	10-K	001-37478	10.23	3/23/2016
10.13.2	First Amendment to Lease, dated October 6, 2016, by and between Registrant and BMR-201 Industrial Road LP.	10-Q	001-37478	10.1	11/10/2016
10.14.1**	Credit Agreement, dated as of August 8, 2017, by and between Registrant and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.1	11/9/2017
10.14.2**	Amendment and Waiver to Credit Agreement, dated as of December 28, 2018, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-K	001-37478	10.20	3/15/2019
10.14.3**	Second Amendment to Credit Agreement, dated as of April 15, 2019, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.3	5/10/2019
10.14.4**	Third Amendment to Credit Agreement, dated as of September 12, 2019, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.1	11/8/2019
10.15**	Pledge and Security Agreement, dated as of August 8, 2017, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.2	11/9/2017
10.16	Guarantee, dated as of August 8, 2017, by and between Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.3	11/9/2017
10.17**	License, Development and Distribution Agreement, dated as of March 9, 2018, by and between Registrant and QIAGEN LLC	10-Q/A	001-37478	10.1	2/6/2019
21.1	List of Subsidiaries of the Registrant.	10-K	001-37478	21.1	3/16/2017
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan.

**   Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

***	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions have been submitted separately to the SEC.

†

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Natera, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on this 28th day of February, 2020.

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

Signature	Title	Date

/ s / Steve Chapman Steve Chapman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2020

/ s / Michael Brophy Michael Brophy	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020

/ s / Jonathan Sheena Jonathan Sheena	Chief Technology Officer and Director	February 28, 2020

/ s / Matthew Rabinowitz Matthew Rabinowitz	Executive Chairman	February 28, 2020

/ s / Roy Baynes Roy Baynes	Director	February 28, 2020

/ s / Roelof F. Botha Roelof F. Botha	Director	February 28, 2020

/ s / Rowan Chapman Rowan Chapman	Director	February 28, 2020

/ s / Todd Cozzens Todd Cozzens	Director	February 28, 2020

/ s / James I. Healy James I. Healy	Director	February 28, 2020

/ s / Gail Marcus Gail Marcus	Director	February 28, 2020

/ s / Herm Rosenman Herm Rosenman	Director	February 28, 2020