Form 10-Q
period 2020-03-31
Natera, Inc.
filed 2020-05-08
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ⌧     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	◻
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ⌧

As of May 1, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 78,725,320.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	the extent or duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama and Horizon;
●	our ability to increase demand for Panorama and Horizon, obtain favorable coverage and reimbursement determinations from third-party payers, and expand geographically;
●	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize our technology and expertise in reproductive health into oncology and transplant rejection applications;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreements with BGI Genomics Co., Ltd. and Foundation Medicine, Inc., and our ability to enter into additional partnerships in the future;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;

●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, including our SMART study and our ongoing and planned trials in oncology and transplant rejection;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our estimates regarding our costs and risks associated with our international operations and international expansion;
●	our ability to retain and recruit key personnel;
●	our reliance on our direct sales efforts;
●	our expectations regarding acquisitions and strategic operations;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027 (the “Convertible Notes”) in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to fund our working capital requirements;
●	our compliance with federal, state, and foreign regulatory requirements;
●	the factors that may impact our financial results; and
●	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value per share amount)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,144	$61,926
Restricted cash	55	55
Short-term investments	331,681	379,065
Accounts receivable, net of allowance of $3,020 in 2020 and $2,919 in 2019	61,577	53,351
Inventory	14,161	12,394
Prepaid expenses and other current assets, net	15,590	16,376
Total current assets	497,208	523,167
Property and equipment, net	26,718	23,283
Operating lease right-of-use assets	22,620	23,730
Other assets	12,093	12,476
Total assets	$558,639	$582,656
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,369	$8,604
Accrued compensation	15,953	16,088
Other accrued liabilities	50,393	49,043
Deferred revenue, current portion	51,840	56,016
Short-term debt financing	50,087	50,123
Total current liabilities	176,642	179,874
Long-term debt financing	72,881	73,656
Deferred revenue, long-term portion	25,152	23,808
Operating lease liabilities, long-term portion	24,727	26,297
Other long-term liabilities	310	310
Total liabilities	299,712	303,945

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2020 and December 31, 2019, respectively; 78,652 and 78,005 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8	8
Additional paid in capital	988,199	976,955
Accumulated deficit	(734,946)	(699,171)
Accumulated other comprehensive income	5,666	919
Total stockholders’ equity	258,927	278,711
Total liabilities and stockholders’ equity	$558,639	$582,656

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2020	2019

Revenues
Product revenues	$87,046	$63,364
Licensing and other revenues	6,966	3,460
Total revenues	94,012	66,824
Cost and expenses
Cost of product revenues	41,520	41,605
Cost of licensing and other revenues	3,458	1,698
Research and development	18,225	11,435
Selling, general and administrative	65,681	43,832
Total cost and expenses	128,884	98,570
Loss from operations	(34,872)	(31,746)
Interest expense	(2,464)	(2,724)
Interest and other income, net	1,987	453
Loss before income taxes	(35,349)	(34,017)
Income tax expense	(23)	(74)
Net loss	$(35,372)	$(34,091)
Unrealized gain on available-for-sale securities, net of tax	4,747	286
Comprehensive loss	$(30,625)	$(33,805)

Net loss per share (Note 12):
Basic and diluted	$(0.45)	$(0.54)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	78,287	62,831

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
(in thousands)	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2018	62,083	$7	$607,236	$(552)	$(574,529)	$32,162
Cumulative-effect adjustment upon adoption of ASU 2018-07	—	—	(185)	—	185	—
Issuance of common stock upon exercise of stock options	1,070	—	2,578	—	—	2,578
Vesting of restricted stock	187	—	—	—	—	—
Stock-based compensation	—	—	4,051	—	—	4,051
Unrealized gain on available-for sale securities	—	—	—	286	—	286
Net loss	—	—	—	—	(34,091)	(34,091)
Balance as of March 31, 2019	63,340	$7	$613,680	$(266)	$(608,435)	$4,986

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	78,005	$8	$976,955	$919	$(699,171)	$278,711
Issuance of common stock upon exercise of stock options	356	—	3,826	—	—	3,826
Vesting of restricted stock	291	—	—	—	—	—
Stock-based compensation	—	—	7,418	—	—	7,418
Unrealized gain on available-for sale securities	—	—	—	4,747	—	4,747
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(403)	(403)
Net loss	—	—	—	—	(35,372)	(35,372)
Balance as of March 31, 2020	78,652	$8	$988,199	$5,666	$(734,946)	$258,927

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Operating activities
Net loss	$(35,372)	$(34,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,826	1,920
Inventory excess adjustments	(64)	101
Premium amortization and discount accretion on investment securities	721	70
Stock-based compensation	7,417	4,051
Non-cash lease expense	1,940	1,890
Amortization of debt discount	121	98
Other non-cash charges (benefits)	(57)	8
Provision for credit losses	1,387	—
Changes in operating assets and liabilities:
Accounts receivable	(8,786)	2,145
Inventory	(1,703)	(216)
Prepaid expenses and other current assets	(3,227)	(2,135)
Other assets	99	201
Accounts payable	217	(5,466)
Accrued compensation	(135)	(1,850)
Other accrued liabilities	3,348	1,018
Deferred revenue	(2,832)	437
Net cash used in operating activities	(35,100)	(31,819)

Investing activities
Purchases of investments	(53,876)	(18,628)
Proceeds from sale of investments	11,500	—
Proceeds from maturity of investments	93,785	32,500
Purchases of property and equipment, net	(7,917)	(955)
Net cash provided by investing activities	43,492	12,917

Financing activities
Proceeds from exercise of stock options	3,826	2,578
Net cash provided by financing activities	3,826	2,578

Net (decrease) increase in cash, cash equivalents and restricted cash	12,218	(16,324)
Cash, cash equivalents and restricted cash, beginning of period	61,981	51,004
Cash, cash equivalents and restricted cash, end of period	$74,199	$34,680

Supplemental non-cash investing and financing activities:
Obtaining right-of-use assets in exchange for lease liabilities	—	28,191
Purchases of property and equipment in accounts payable and accruals	$2,657	$199

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

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; and Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe as well as expanded its scope to now screen twin pregnancies for zygosity and chromosomal abnormalities. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. The Company also offers SignateraTM, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual's tumor. The Company offered Evercord through the third quarter of 2019, which was sold to a third-party buyer at that time.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $35.4 million for the three months ended March 31, 2020 and recorded a cumulative-effect adjustment of $0.4 million upon the adoption of ASU 2016-13 on January 1, 2020, which increased the accumulated deficit to $734.9 million at March 31, 2020 from $699.2 million at December 31, 2019. As of March 31, 2020, the Company had $74.1 million in cash and cash equivalents, $331.7 million in marketable securities,

$50.1 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $72.9 million of net carrying amount of the 2017 Term Loan (as defined in Note 10, Debt). While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

The Company continues to develop and commercialize future products and, consequently, it will need to generate additional revenues to achieve future profitability and may need to raise additional equity or debt financing. If the Company raises additional funds by issuing equity securities, its stockholders will experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to the Company. If the Company is unable to obtain additional financing, it may be required to delay the development and commercialization of its products and significantly scale back its business and operations.

In April 2019, the Company completed an underwritten equity offering to and sold 6,052,631 shares of its common stock at a price to the public of $19 per share. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of the underwriting discount. In October 2019, the Company completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price to the public of $35 per share. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount.

In April 2020, the Company executed a purchase agreement for the sale of $287.5 million aggregate principal amount of its 2.25% Convertible Senior Notes due 2027 (the “Convertible Notes”) to the initial purchasers in a private placement and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. A maximum of 9,634,700 shares of the Company’s common stock may be issued upon conversion of the Convertible Notes, subject to adjustment. The net proceeds from the offering of the Convertible Notes, given the initial purchasers’ full exercise of their option to purchase additional Convertible Notes, were approximately $278.9 million net of underwriting discount.

In April 2020, the Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed. The payoff amount was $79.2 million, which includes the principal amount of $75.0 million and $4.2 million of early payment penalties and accrued interest through the payment date.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 7, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiaries. The Company established a subsidiary that operates in the state of Texas to support the Company’s laboratory and operational functions. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, the operating right-of-use assets and the associated lease liabilities, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, stock-based compensation, the fair value of common stock, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

Restricted Cash

The Company separately discloses restricted cash from cash and cash equivalents. As of March 31, 2020, short-term restricted cash totaled $0.1 million held as collateral for the settlement of foreign currency transactions and other banking deposits.

Credit Losses

Trade accounts receivable and other receivables. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The beginning balance in allowance for credit losses were $3.3 million. The Company recorded credit losses of $1.4 million, a majority associated with a third-party buyer, and $0.4 million of trade account receivables write-off in the three months ending March 31, 2020, resulting in an ending balance in allowance for credit losses of $4.3 million.

Available-for-sale debt securities. The amended guidance from ASU 2016-13 requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the new available-for-sale debt securities impairment model guidance. The vast majority of the Company’s investment portfolio are low risk, investment grade securities.

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

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic information is rapidly evolving. Our test volumes began to decrease in the second half of March 2020 as a result of the COVID-19 pandemic spreading to the United States and resulting limitations and reordering of priorities across the U.S. healthcare system. The Company expects test volumes to continue to be adversely affected by COVID-19 and cannot predict when volumes will return to normal.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended March 31, 2020, and 2019, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2020 and December 31, 2019, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. Under Topic 606, the Company determines revenue recognition through the following steps:

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

Cost of Licensing and Other Revenues

The components of cost of licensing and other revenues are material costs associated with test kits, and labor associated with other licensing agreements. It also includes costs associated with specimens and Whole Exome Sequencing (“WES”) from both in-house and by third party providers, as well as labor costs, relating to our Signatera offering.

Stock-Based Compensation

Stock-based compensation is related to stock options and restricted stock units (“RSUs”) granted to the Company’s employees and is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards on a straight-line basis. No compensation cost is recognized when the requisite service has not been met and the awards are therefore forfeited.

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

The fair value of non-employee awards is determined based on a one-time measurement at the grant date, and it is no longer subject to periodic remeasurement. The Company continues to recognize stock-based compensation expense as services are rendered by the non-employees over the vesting period, which is accounted for on a straight-line basis.

The Company uses the Black-Scholes option-pricing model and the Monte Carlo simulation model to estimate the fair value of stock options issued to employees and non-employees. The model requires the input of the Company's expected stock price volatility, the expected term of the awards, and a risk-free interest rate. Determining these assumptions requires significant judgment. See further discussion on the valuation assumptions used under Note 9, Stock-based Compensation.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $1.1 million and $1.2 million as of March 31, 2020 and December 31, 2019, respectively. Amortized expense for amounts previously capitalized for the three months ended March 31, 2020 and 2019 was $0.3 million for both periods.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Beginning balance	$919	$(552)
Net unrealized gain on available-for-sale securities, net of tax	4,747	286
Reclassifications of losses realized from sale of available-for-sale securities	—	—
Increase in other comprehensive loss	4,747	286
Ending balance	$5,666	$(266)

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for potential dilutive shares. For purposes of the diluted net loss per share calculation, outstanding common stock options, RSUs, and ESPP are considered potential dilutive shares but are excluded from this calculation as the result becomes anti-dilutive, unless the consideration of any one of them gives a dilutive effect.

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

Recently Adopted Accounting Pronouncements

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 proposes new disclosure requirements for unrealized gains or losses recognized in other comprehensive income that are attributable to fair value changes in assets and liabilities categorized within Level III of the fair value hierarchy, as well as quantitative information about significant unobservable inputs used to value such assets and liabilities. It eliminates the requirement to disclose the reasons for the transfers of assets and liabilities measured in fair value on a recurring basis between Level I and Level II. The Company has adopted this ASU as of January 1, 2020, which did not have a material impact on its consolidated financial statements.

Goodwill - Internal-Use Software

In August 2018, the FASB issued ASU 2018‑15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The Company adopted ASU 2018-15 as of January 1, 2020 using the prospective approach, which did not have a material impact on its condensed consolidated financial statements upon the adoption.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. The Company adopted ASU 2016-13, as amended, effective January 1, 2020 using the modified retrospective method and recorded a cumulative-effect adjustment of $0.4 million in retained earnings as of January 1, 2020.

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning January 1, 2020. The Company has adopted this standard as of January 1, 2020, which did not have a material impact on its condensed consolidated financial statements upon the adoption.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The guidance will be effective for the Company in the first quarter of our fiscal year 2021. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848) was issued which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationship, and sale or transfer of debt securities classified as HTM. Early adoption of this ASU is permitted and we may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

3. Revenue Recognition

The Company recognizes revenues when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers.

Product Revenues

Product revenues are derived from contracts with insurance carriers, laboratory partners and patients in connection with sales of prenatal genetic tests. The majority of the Company’s revenues is derived from Panorama NIPT, HCS (as defined in Note 1, Description of Business), and to a lesser extent, other genetic tests. The Company enters into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered as third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, the Company sells tests to a number of domestic and international laboratory partners and identifies the laboratory partners as customers provided that there is a test services agreement between the two parties.

A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. A portion of the consideration should be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company evaluates its contracts with insurance carriers, laboratory partners and patients and identifies the performance obligations in those contracts, which are the delivery of the test results.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended March 31, 2020, $1.0 million was released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue, compared to $0.5 million for the three months ended March 31, 2019.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from the Signatera research use only (“RUO”) offering, the Qiagen LLC, BGI Genomics Co., Ltd., and Foundation Medicine, Inc. agreements.

Constellation

The laboratory partners with which the Company enters into a licensing arrangement represent the licensees and are identified as customers. The licensees do not have the right to possess the Company’s software, but rather receive professional services through the cloud software. These arrangements often include: (i) the delivery of the professional services through the cloud software, (ii) the necessary support and training, and (iii) the IVD kits to be consumed as tests are processed. The Company does not consider the software as a service, the support and training as being distinct in the context of such arrangements, and therefore they are combined as a single performance obligation. The software, support and training are delivered simultaneously to the licensees over the term of the arrangement.

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

Qiagen

In March 2018, the Company entered into a License, Development and Distribution Agreement (“the Qiagen Agreement”) with Qiagen under which the Company granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the agreement, the Company is initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million, which was fully collected in 2018. All or a portion of the prepaid royalties are refundable in limited circumstances. In addition, the Company was entitled to potential milestone payments from Qiagen upon the successful achievement of certain volume, regulatory and commercial milestones, and tiered royalties of $10.0 million, of which the Company has received $5.0 million due as of December 31, 2018. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. The Company provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

In October 2019, Qiagen announced that it had discontinued the development of its next generation sequencing platform and is now partnered with another supplier to develop next generation sequencing based tests. The Company subsequently notified Qiagen of its material breach of the Qiagen Agreement.

Effective in March 2020, the Company terminated the Qiagen Agreement, and all or a portion of the prepaid royalties are refundable in limited circumstances, including upon termination in certain circumstances. The parties are currently in discussions regarding their respective obligations resulting from the termination of the Qiagen Agreement. Because the amount of prepaid royalty subject to refund is not finalized, the refund amount, if any, is uncertain as of March 31, 2020. As a result, this variable consideration was not included in the transaction price for the first quarter 2020 to mitigate the risk of significant reversal of the cumulative revenue in the subsequent periods. Accordingly, no revenues were recognized on the prepaid royalties that may be subject to a refund.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement with BGI Genomics Co., Ltd. (“BGI Genomics”) to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The agreement has a term of ten years and expires in February 2029. According to the agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019. Also, as required by the agreement with BGI Genomics, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating $10.0 million were recorded in long-term advances.

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

In accordance with ASC 340-40, any incremental costs incurred to obtain a contract with a customer are required to be capitalized and amortized over the period in which the goods and services are transferred to the customer. The Company has elected to apply a practical expedient under ASC 340-40 to recognize the incremental costs of obtaining a contract as an expense when incurred provided that the amortization period of such costs, if capitalized, is one year or less. The incremental costs incurred in connection with the BGI Genomics arrangement is not material on an accumulated basis and therefore will not be capitalized on the balance sheet but will be expensed as incurred.

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (“the Foundation Medicine Agreement”) with Foundation Medicine, Inc. (“Foundation Medicine”) to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the agreement. The agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to Natera, and up to approximately $32.0 million in minimum annual payments and payments tied to Natera’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. No additional payments have been received in the first quarter of 2020.

Pursuant to the agreement, the Company will provide development services in conjunction with granting the use of the Company’s intellectual property. Following completion of those development services, the Company will provide assay testing services over the term of the agreement. The Company has concluded that the license is not a distinct performance obligation as it is highly interrelated and interdependent with the related development services. Therefore, license and related development services represent a single performance obligation.

The Company is responsible for providing the technology license and certain development services that are required to customize its proprietary Signatera test to work with Foundation Medicine’s FoundationOne CDx. The intellectual property has been licensed to Foundation Medicine for the customized test. In addition, the Company is responsible for delivering clinical study plans in order to demonstrate efficacy of the customized test. Revenues associated with each of the performance obligations are recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. Revenue associated with the assay testing services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

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

Disaggregation of Revenues

Our disaggregated revenues were as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
(Amounts in thousands)
Product revenues
Sale of genetic tests	$87,046	$63,364
Licensing and other
Constellation and paternity	1,367	1,332
License and development services	4,802	148
Other	797	1,980
Licensing and other revenues	6,966	3,460
Total revenues	$94,012	$66,824

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended
	March 31,
	2020	2019
(Amounts in thousands)
Insurance carriers	$70,672	$50,201
Laboratory and other partners	15,683	10,023
Patients	7,657	6,600
Total revenues	$94,012	$66,824

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended
	March 31,
	2020	2019
(Amounts in thousands)
United States	$86,731	$60,283
Americas, excluding U.S.	782	818
Europe, Middle East, India, Africa	3,476	4,004
Asia Pacific and Other	3,023	1,719
Total revenues	$94,012	$66,824

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	March 31,	December 31,
(Amounts in thousands)	2020	2019
Assets:
Accounts receivable	$61,577	$53,351
Liabilities:
Deferred revenue, current portion	$51,840	$56,016
Deferred revenue, long-term portion	25,152	23,808
Total deferred revenues	$76,992	$79,824

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2019	$79,824
Increase in deferred revenues	710
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(3,455)
Revenue recognized from performance obligations satisfied within the same period	(87)
Balance at March 31, 2020	$76,992

During the three months ended March 31, 2020, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $3.5 million with approximately $3.3 million related to BGI and FMI, and the remaining $0.2 million related to genetic testing services.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2020				December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$35,818	$—	$—	$35,818	$22,477	$—	$—	$22,477
U.S. Treasury securities	249,314	—	—	249,314	293,157	—	—	293,157
Municipal securities	—	82,367	—	82,367	—	85,908	—	85,908
Total financial assets	$285,132	$82,367	$—	$367,499	$315,634	$85,908	$—	$401,542

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Money market deposits	$35,818	$—	$—	$35,818	$22,477	$—	$—	$22,477
U.S. Treasury securities	243,821	5,493	—	249,314	292,506	731	(80)	293,157
Municipal securities	82,214	195	(42)	82,367	85,638	277	(7)	85,908
Total	$361,853	$5,688	$(42)	$367,499	$400,621	$1,008	$(87)	$401,542

Classified as:
Cash equivalents				$35,818				$22,477
Short-term investments				331,681				379,065
Total				$367,499				$401,542

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2020, the Company sold $11.5 million of investments, and during the three months ended March 31, 2019, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of March 31, 2020, the Company had 10 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary for the first quarter of 2020 since the fair market value for a majority of the available-for-sale securities increased as a result of a significant average yield rate decrease for similar securities as of March 31, 2020.

In accordance with the adoption of ASU 2016-13 (Topic 326), the Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for municipal securities at an unrealized loss position as of March 31, 2020 was $23.2 million. The aggregate amount of unrealized losses of these securities not significant, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss were not material as of March 31, 2020.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2020:

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$127,898	$128,675
Greater than one year but less than five years	198,137	203,006
Total	$326,035	$331,681

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2020	2019
		(in thousands)
Machinery and equipment	3-5 years	$41,634	$36,414
Furniture and fixtures	3 years	1,376	1,376
Computer equipment	3 years	1,796	1,828
Capitalized software held for internal use	3 years	6,480	5,917
Leasehold improvements	Lesser of useful life or lease term	11,746	11,556
Construction-in-process		7,037	7,716
		70,069	64,807
Less: Accumulated depreciation and amortization		(43,351)	(41,524)
Total Property and Equipment, net		$26,718	$23,283

During the three months ended March 31, 2020, the increase in net property in equipment was due to purchases of new equipment for our laboratory located in Texas to expand testing capabilities, offset by depreciation expense of $1.8 million recorded in the three months ended March 31, 2020. The Company did not incur an impairment charge in the first quarter of 2020.

Other Assets

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed (as described in Note 10, Debt) and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments. In April 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed for extending the expiration date to draw the unused borrowing capacity until December 31, 2019. The Company previously classified $1.2 million out of the total debt issuance costs in noncurrent assets for the unused borrowing capacity of $50.0 million. The debt discount was amortized on a straight-line basis over the remaining term of the loan. Since the option to draw the unused borrowing capacity has expired as of March 2020, the Company reclassed $0.9 million—the unamortized portion of debt issuance cost previously classified in noncurrent assets—to long-term debt financing. Accordingly, as of March 31, 2020, total unamortized remaining in noncurrent assets was zero.

As of March 31, 2020, other assets also included long-term advances to BGI Genomics of $10.0 million for future sequencing equipment and services. Furthermore, other assets include additional consideration estimated at $3.1 million in connection with the sale of Evercord, which represent the amount Natera is entitled to receive from the buyer as a percentage of collections on the transferred accounts receivable as part of the sale (i.e., receivables from third-party buyer). The consideration decreased from $4.7 million as of December 31, 2019 due to $0.5 million of net collections from the buyer and $1.2 million credit loss expense on the additional consideration. The credit loss expense was determined based on a recent collectability assessment of the accounts receivables transferred to the buyer on the disposal date.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued paid time off	$1,912	$1,850
Accrued commissions	6,997	5,767
Accrued bonuses	2,017	5,710
Other accrued compensation	5,027	2,761
Total accrued compensation	$15,953	$16,088

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Reserves for refunds to insurance carriers	$11,599	$9,410
Accrued charges for outsourced testing	6,051	8,408
Testing and laboratory materials from suppliers	7,821	4,301
Marketing and corporate affairs	2,136	2,957
Legal, audit and consulting fees	5,055	2,873
Accrued shipping charges	209	305
Sales tax payable	1,412	1,691
Accrued specimen service fees	1,066	2,269
Clinical trials and studies	1,157	1,092
Operating lease liabilities, current portion	5,947	5,739
Fixed asset purchases	643	1,482
Other accrued expenses	7,297	8,516
Total other accrued liabilities	$50,393	$49,043

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers:

	March 31,	March 31,
	2020	2019
	(in thousands)
Beginning balance	$9,410	$10,012
Additional reserves	4,684	2,504
Reserves released	(2,495)	(1,465)
Ending balance	$11,599	$11,051

Released into revenue	$1,027	$478

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

In March 2018, the Company entered into a lease for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term of this facility began in June 2018 with rent payment commencing in August 2018. The lease term is 62 months expiring in July 2023. The Company has the option to extend this lease for five years, and the fair market rent upon renewal is not determinable. However, since the Company sold its business related to cord blood and tissue storage in September 2019, the Company is in the process of identifying a sublessor for the facility and will not exercise its option to renew the facility upon expiration.

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016.

The Company has also entered into leases of individual workspaces at premises located in different locations on a month-to-month basis and is not committed to an established lease term. The Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered as short-term leases. Expenses associated with short-term lease were not significant in the three months ended March 31, 2020.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

March 31,
2020
( in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$5,947
Operating lease liabilities, long-term portion	24,727
Total operating lease liabilities	$30,674

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of March 31, 2020, the weighted-average remaining lease term was 2.88 years and the weighted-average discount rate was 10.77%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended March 31, 2020 and 2019, total lease expense of $1.9 million was recognized in the condensed statements of operations and comprehensive loss for both periods. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.2 million and $2.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

The present value of the future annual minimum lease payments under all non-cancelable operating leases as of March 31, 2020 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2020 (remaining 9 months)	$6,633
2021	9,067
2022	9,319
2023	7,797
2024	2,400
2025 and thereafter	4,730
39,946
Less: imputed interest	(9,272)
Operating lease liabilities	$30,674

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other legal actions, including those with respect to intellectual property, employment, testing and other matters. Such actions may include allegations of negligence, products/professional liability or other similar legal claims, and could involve claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is aggressively defending and/or prosecuting its current litigation matters, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. There are many uncertainties associated with any litigation and these actions or other third party claims against the Company, or by the Company against third parties, may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If this were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected.

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

Illumina Litigation.

On March 16, 2018, a lawsuit (the ’831 lawsuit) against the Company was filed in the United States District Court for the Northern District of California by Illumina, Inc., or Illumina, alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ’831 patent). Among other relief, the complaint seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On August 16, 2018, the Company filed a counterclaim against Illumina, alleging that certain of Illumina’s NIPT tests infringe on the Company’s U.S. Patent No. 8,682,592 (the ’592 patent). Among other relief, Natera seeks damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. On June 13, 2019, Illumina filed a petition for inter partes review of the ’592 patent, which petition has been instituted. The ‘831 lawsuit is currently scheduled for trial in August 2020.

CareDX Litigation Matters.

On March 26, 2019, CareDX, Inc., or CareDX, filed suit against the Company in the United States District Court for the District of Delaware (“CareDX’s Patent Case”). The suit alleges that the Company infringed two patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. On May 16, 2019, the Company filed a motion to dismiss CareDX’s Patent Case for failure to state a claim, and a hearing on the motion took place on November 21, 2019. On March 23, 2020, CareDX additionally alleged in an amended complaint that Natera infringed U.S. Patent No. 10,329,607. On April 8, 2020, Natera filed a renewed motion to dismiss all three of CareDX’s patent assertions for failure to state a claim. On May 4, 2020, Natera withdrew its earlier motion to dismiss with the intent to promptly file an early motion for summary judgment.

In an action that has been consolidated with CareDX’s Patent Case, Natera has also alleged that CareDX infringes Natera’s U.S. Patent Nos. 10,526,658 and 10,597,724, seeking unspecified damages and injunctive relief.

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

Other Litigation Matters.

On or about January 27, 2020, the Company filed suit against ArcherDX, Inc., or ArcherDX, in the United States District Court for the District of Delaware, alleging that certain of ArcherDX’s DNA oncology products infringe on the Company’s U.S. Patent No. 10,538,814 (the ’814 patent). On April 15, 2020, Natera filed an amended complaint alleging that ArcherDx also infringed the Company’s U.S. Patent Nos. 10,557,172, 10,597,708, and 10,590,482. The amended complaint seeks monetary damages and injunctive relief.

On or about August 13, 2019, a suit was filed against the Company in the Circuit Court of Cook County, Illinois by a patient alleging claims relating to a discordant test result and seeking monetary damages.

On March 15, 2019, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, alleging that the plaintiff received an unauthorized text message to her cellular telephone in violation of the Telephone Consumer Protection Act. Among other relief, the complaint seeks statutory and other damages, injunctive relief, attorneys’ fees, and costs. On June 18, 2019, the Company filed a motion to dismiss, which was denied. An amended complaint was filed on April 23, 2020.

On each of February 17, 2016, March 10, 2016, March 28, 2016 and April 4, 2016, purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “San Mateo Superior Court”), against Natera, its directors, certain of its officers and 5% stockholders and their affiliates, and each of the underwriters of the Company’s July 1, 2015 initial public offering (the “IPO”). The complaints asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints alleged, among other things, that the Registration Statement and Prospectus for the Company’s IPO contained materially false or misleading statements, and/or omitted material information that was required to be disclosed, about the Company’s business and prospects. Among other relief, the complaints sought class certification, unspecified compensatory damages, rescission, attorneys’ fees, and costs. On October 23, 2017, the San Mateo Superior Court granted the Company’s motion to dismiss the claims under Sections 12(a)(2) and 15 of the Securities Act of 1933, as amended, without leave to re-file, and granted the Company’s motion to dismiss the claims under Section 11 of the Act with leave to re-file.  Plaintiffs refiled an amended complaint on November 22, 2017. On August 7, 2018 the judge granted a motion by the Company for judgment on the pleadings, without leave to amend, and ordered that judgment be entered in favor of the defendants. Plaintiffs appealed the judgment on or about March 29, 2019, and the appeal was heard on February 18, 2020. On February 28, 2020, the Court of Appeal for the State of California affirmed the judgment on the pleadings in favor of Natera.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of March 31, 2020 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$6,683	December-2021
Material supplier	10,375	March-2021
Application service providers	9,778	January-2021 - October-2022
Gene sequencing reagents and kits provider	675	April-2021
Other material suppliers	9,712	Various
	$37,223

9. Stock-Based Compensation

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

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company has assessed the performance-based award with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the performance-based and market-based awards as of March 31, 2020:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	38	69	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	—	(2)	Fair Market Value
Q3 2019	—	50	—	—	(1)	Monte-Carlo Simulation
Q1 2020	150	300	—	—	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	—	(3)	Fair Market Value
Q1 2020	129	—	—	—	(3)	Black-Scholes-Merton

________________________________

(1) The awards will vest based on the achievement of certain values of the Company’s common stock at multiple thresholds within certain periods and are contingent upon the completion of requisite service through the date of such vesting.

(2) The vesting of the awards will be triggered after the end of the achievement milestone, as measured by the Company.

(3) The awards will vest based on achievement of certain revenue target and are contingent upon the completion of requisite service through the date of such vesting.

The Company has recognized $1.4 million and $0.2 million in stock-based compensation for performance-based awards for the three months ended March 31, 2020 and March 31, 2019, respectively.

   The fair value of performance-based awards with market conditions granted estimated using a Monte Carlo simulation model used the following inputs for the period ended March 31, 2020:

	March 31,
	2020
Risk-free interest rate	0.61%	—	1.64%
Expected dividend yield			0.00%
Expected volatility	55%	—	65%
Expected term (years)	5.25	—	7.25

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

The first offering period of 2020 started on November 1, 2019 and will end on April 30, 2020. No shares were purchased in the three months ending March 31, 2020.

Stock Options

The following table summarizes option activity for the three months ended March 31, 2020:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(In years)
Balance at December 31, 2019	6,416	8,497	$10.39	6.88	$197,955
Additional shares authorized	3,120	—
Options granted	(409)	409	$25.51
Options exercised	—	(356)	$10.74
Options forfeited/cancelled	45	(45)	$17.76
RSUs granted	(4,140)	—
RSUs forfeited/cancelled	88	—
Balance at March 31, 2020	5,120	8,505	$11.07	6.78	$159,957
Exercisable at March 31, 2020		5,078	$7.85	5.54	$111,759
Vested and expected to vest at March 31, 2020		8,316	$10.96	6.74	$157,297

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2020:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2019	2,404	$19.86
Granted	2,071	$26.67
Vested	(291)	$16.88
Cancelled/forfeited	(44)	$21.35
Balance at March 31, 2020	4,140	$22.48

Stock-Based Compensation Expense

Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Non-employee stock-based compensation expense was not adjusted for estimated forfeitures up until the occurrence of the actual forfeiture of the associated awards.

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020			2019
	Employee	Non-Employee	Total	Employee	Non-Employee	Total
	(in thousands)
Cost of revenues	$314	$—	$314	$168	$—	$168
Research and development	1,682	160	1,842	894	—	894
Selling, general and administrative	5,252	9	5,261	2,646	343	2,989
Total	$7,248	$169	$7,417	$3,708	$343	$4,051

As of March 31, 2020, approximately $96.7 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 3.1 years.

Valuation of Stock Option Grants to Employees and Non-employees

Upon the adoption of ASU 2018-07 on January 1, 2019, the fair value of stock options granted to both employees and non-employees is estimated on the grant date using the Black-Scholes option-pricing model except for the performance-based options with a market condition. Prior to January 1, 2019, the Company only estimated the fair value of the stock options granted to its employees on the grant date, while the fair value of its unvested non-employee stock options was remeasured at the end of each reporting period up until their vesting date. The fair value of the stock options is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. For the three months ended March 31, 2020, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended March 31,
	2020			2019
Expected term (years)	5.27	—	10.0	5.33	—	5.53
Expected volatility	49.94%	—	58.53%	42.53%	—	42.75%
Expected dividend rate			0.00%			0.00%
Risk-free interest rate	0.44%	—	1.70%	2.26%	—	2.60%

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

As of March 31, 2020, total options outstanding include 72,849 shares of option awards that were granted to non-employees, of which 23,126 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit that can be drawn down in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line Obligations and terminate the Credit Line, in its discretion and without cause, at any time.

For the three months ended March 31, 2020 and 2019, the Company recorded interest expense on the Credit Line of $0.3 million and $0.4 million, respectively. Interest payments on the Credit Line were made within the same periods. As of March 31, 2020, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $49.0 million.

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

On August 14, 2017, the Company paid OrbiMed a fee in consideration of providing the 2017 Term Loan by issuing 300,000 shares of its common stock. The fair value of the fee was $2.4 million, which was determined based on the Company’s stock price of $8.16 on August 8, 2017. Additionally, the Company paid legal fees of $0.3 million in connection with this term loan. Total debt issuance costs incurred amounted to $2.7 million, which is accounted for as a debt discount to be amortized on a straight-line basis over the term of the loan. The Company has classified $2.1 million of the debt discount as a direct reduction from the outstanding debt balance of $75.0 million, while the remainder is classified as noncurrent assets (as described in Note 6, Balance Sheet Components).

For the three months ended March 31, 2020 and 2019, the Company recorded interest expense for the 2017 Term Loan totaling $2.1 million and $2.3 million, respectively, which also included the amortization of debt discount. Debt discount amortized as interest expense for the three months ended March 31, 2020 and 2019 was $0.1 million in each of the two periods. The Company has not made any principal payment as it is not required to repay the outstanding balance until August 2024. The following table indicates how the Company reported its long-term debt at the end of the period:

	March 31,	December 31,
	2020	2019
	(Amounts in thousands)
Debt principal balance	$75,000	$75,000
Less: unamortized debt discount	(2,119)	(1,344)
Net carrying amount at end of period	$72,881	$73,656

The unamortized debt discount increased from $1.3 million as of December 31, 2019 to $2.1 million due to a reclass of the unamortized portion of debt issuance cost previously classified in noncurrent assets of $0.9 million to long-term debt financing. The reclass was recorded as a result of the expiration for option to draw the unused borrow capacity as of March 31, 2020. The term loan was subsequently paid off in April 2020 (see Note 13, Subsequent Events).

11. Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, for qualified improvement property. As of March 31, 2020, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions and does not expect interest expense to be deductible due to current and historical losses.

During the three months ended March 31, 2020 and 2019, the Company recorded total income tax expense of approximately $23,000 and $74,000, respectively. The income tax expense is primarily attributable to foreign income tax expenses resulting from testing to clinics and licenses cloud-based software and intellectual property, that are based in a foreign country. There was no state income tax expense recorded for the three months ended March 31, 2020 and March 31, 2019. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of March 31, 2020. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $9.0 million and $8.6 million in unrecognized tax benefits at March 31, 2020 and December 31, 2019, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2020, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, excluding shares subject to repurchase and without consideration of potentially dilutive securities. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period. For purposes of this computation, outstanding common stock options, and restricted stock units are considered to be common share equivalents. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect, unless the consideration of any one of them gives a dilutive effect.

The following table provides the basic and diluted net loss per share computations for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net loss, basic and diluted	$(35,372)	$(34,091)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	78,287	62,831

Net loss per share, basic and diluted	$(0.45)	$(0.54)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2020 and 2019:

	March 31,
	2020	2019
	(in thousands)
Options to purchase common stock	8,505	9,533
Restricted stock units	4,140	2,086
Employee stock purchase plan	77	99
	12,722	11,718

13.  Subsequent Events

In April 2020, the Company executed a purchase agreement for the sale of  $287.5 million aggregate principal amount of its 2.25% Convertible Senior Notes due 2027 to the initial purchasers in a private placement and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. A maximum of 9,634,700 shares of the Company’s common stock may be issued upon conversion of the Convertible Notes, subject to adjustment. The net proceeds from the offering of the Convertible Notes, given the initial purchasers’ full exercise of their option to purchase additional Convertible Notes, were approximately $278.9 million net of the underwriting discount.

In April 2020, the Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed. The payoff amount was $79.2 million, which includes the principal amount of $75.0 million and $4.2 million of early payment penalties and accrued interest through the payment date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since 2009, we have launched a comprehensive suite of thirteen products in reproductive health and prenatal testing – 13 molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio – as well as our offerings in oncology and transplant rejection, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, “NIPT,” which we commercially launched in March 2013. We launched our microdeletions panel for Panorama in 2014 and our twins, egg donor, and surrogate screening capabilities in 2017. We also generate a significant portion of our revenues from the sale of our Horizon Carrier Screening (“HCS”) test, which we launched in 2012. We launched our Constellation software platform, which forms the core of our cloud-based distribution model, in May 2015. In August 2017, we launched Signatera, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies. Signatera was commercially launched in May 2019 for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory. We received a final Medicare local coverage determination (“LCD”) for Prospera in December 2019, covering all kidney transplant recipients, including those with multiple kidney transplants, launched an early access program to enroll top transplant centers in Q4 2019, and are working towards a full-scale commercial launch of Prospera in 2020. Our revenues were $94.0 million for the three months ended March 31, 2020, compared to $66.8 million for the three months ended March 31, 2019.

We were formed in 2003 under our former name, Gene Security Network. From 2006 through 2013, the National Institutes of Health awarded us cumulative grants of $5.7 million to conduct various research projects including non-invasive aneuploidy screening on circulating fetal cells for prenatal diagnosis. An initial period of research and development was followed by the commercialization of Spectrum Preimplantation Genetic Screening in 2009 and Spectrum Preimplantation Genetic Diagnosis in 2010; Anora Products of Conception (“POC”) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screening in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; Constellation in 2015; Vistara, Signatera (RUO) and Panorama for twin pregnancies in 2017; and the CLIA version of Signatera in 2019.

In the quarter ended March 31, 2020, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) in San Carlos, California. A portion of our HCS and Vistara testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; and research laboratories and pharmaceutical companies for our Signatera technology. We market and sell our prenatal screening tests both through our direct sales force and through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers. Insurers with which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage. As of March 31, 2020, we have in-network contracts with insurance providers that account for over 212 million covered lives in the United States. A "covered life" means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy with the insurance carrier identified. The number of covered lives represented by insurers that have positive coverage determinations or with which we or our laboratory distribution partners have a contract provides a measure of our access to the healthcare market. Although our target market for NIPT is a much smaller subset of the total number of covered lives because it excludes subscribers for whom our NIPT would not be performed, such as men, children and post-menopausal women, we believe the number of U.S. covered lives for whom we have access under contract represents an important indicator of our access to the total available market for our products. Insurers also reimburse for our products through out-of-network claims submission processes where we do not have a contract with that insurer.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the three months ended March 31, 2020, we processed 235,500 tests, comprised of approximately 222,400 tests accessioned in our laboratory, compared to approximately 200,200 tests processed during the three months ended March 31, 2019, comprised of approximately 186,500 tests accessioned in our laboratory. This increase in volume represents continuous commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

Prior to 2016, we experienced rapid growth in our U.S.-based internal sales force as part of our effort to increase the number of tests distributed through our direct sales force, because we generate a higher gross margin when we sell testing services directly. The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2020 was 85%, flat from 85% for the three months ended March 31, 2019. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2020 was 7%, slight increase from 6% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2020 was 8%, down from 10% for the three months ended March 31, 2019, due primarily to the increase in US direct sales as a percentage of revenue.

In addition to distributing molecular diagnostic tests to be performed at our laboratory, either directly or through our laboratory distribution partners, we also establish licensing arrangements with laboratories under our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based Constellation software. This cloud-based distribution model results in lower revenues and gross profit per test than in cases where we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015. For the three months ended March 31, 2020 and 2019, we have recognized revenues of $0.7 million from the prenatal paternity licensee arrangement for both periods. Regarding revenues recognized from our Constellation licensing arrangements, we have recognized $0.6 million for both of the three months ended March 31, 2020 and 2019.

In May 2017, we launched Vistara, an NIPT that screens for single-gene disorders and offered as a complement to Panorama. Upon the launch of Vistara, we entered into an agreement with a laboratory partner to collaborate in improving test performance and to launch commercially. In August 2017, we launched Signatera, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual’s tumor, for research use only by oncology researchers and biopharmaceutical companies. Signatera was commercially launched in May 2019 for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory. In October 2017, we expanded our Panorama test to now screen twin pregnancies for zygosity and chromosomal abnormalities. In August 2019, we received a Medicare positive draft local coverage determination for certain forms of colorectal cancer. We received a final Medicare local coverage determination for Prospera in December 2019, covering all kidney transplant recipients, including those with multiple kidney transplants, launched an early access program to enroll top transplant centers in Q4 2019, and are working towards a full-scale commercial launch of Prospera in 2020.

For the three months ended March 31, 2020, total revenues were $94.0 million, compared to $66.8 million in the three months ended March 31, 2019. Revenues generated from our genetic testing accounted for $87.0 million or 93% of total revenues for the three months ended March 31, 2020; $63.4 million or 95% of total revenues for the three months ended March 31, 2019. For the periods ended March 31, 2020 and 2019, there were no customers exceeding 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $7.3 million, representing 8% of total revenues for the three months ended March 31, 2020. For the three months ended March 31, 2019, revenues from customers outside the United States were $6.5 million, representing approximately 10% total revenues. Most of our revenues have been denominated in U.S. dollars, but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros and Singapore Dollars.

Our net losses for the three months ended March 31, 2020 and 2019, were $35.4 million and $34.1 million, respectively. This included non-cash stock compensation expense of $7.4 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $734.9 million.

COVID-19 Pandemic

Prior to the spread of COVID-19, we experienced firm growth trends consistent with those experienced in the fourth quarter of 2019 and early in the first quarter 2020.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of laboratory supplies and reagents or a suspension of services from other laboratories or third parties. We have also become increasingly dependent on growing and maintaining a network of mobile phlebotomy specialists who can provide testing capabilities, as many consumers are unable to visit clinics, hospitals or other testing facilities as a result of the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could have a material adverse effect on the demand for some of our products, such as our products targeted for the IVF market, which many consumers may view as discretionary. Decreased demand for our tests, particularly in the United States, could negatively affect our overall financial performance. Because a significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 has been significant, the COVID-19 pandemic could have a disproportionately negative impact on our business and financial results.

Our test volumes began to decrease in the second half of March 2020 as a result of the COVID-19 pandemic spreading to the United States and resulting limitations and reordering of priorities across the U.S. healthcare system. We expect our test volumes to continue to be adversely affected by COVID-19 and we cannot predict when volumes will return to normal. While it is too early to predict the full impact COVID-19 will have on our business, we expect it to have a material adverse impact on our financial results for at least the next quarter and potentially the full year, depending upon the timing of any lifting of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, we have implemented measures to protect the health of our employees and to support the functionality of our laboratories.

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

Sales of Panorama, HCS, Vistara, Anora, PGS and PGD tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation software platform, Signatera revenues, and revenue recognized from the Qiagen, BGI Genomics, and Foundation Medicine agreements (collectively the “Strategic Partnership Agreements”), and Signatera (RUO) are reported in licensing and other revenues. As of March 31, 2020, we are recognizing revenues on 15 licensing and service arrangements with laboratories under our cloud-based distribution model from which we recognized revenue from in the three months ended March 31, 2020.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although many third-party payers have begun to reimburse for this. Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology (“CPT”) code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, due to third-party payers declining to reimburse and through reduced reimbursement under the new code. This has had, and we expect it will continue to have, an adverse impact on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests. Because our revenues from Horizon continue to represent an increasing proportion of our overall revenues, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall revenue.

Our financial performance is also impacted by having increased our in in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test may decrease as compared to out-of-network contracts. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing, and we intend to continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our Constellation cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, its associated gross margin is higher.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to Constellation clients, development and support services relating to our Strategic Partnership Agreements, and costs associated with specimens and Whole Exome Sequencing (“WES”) from both in-house and by third party providers, as well as labor costs, relating to our Signatera offering.

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

Interest and Other Income, Net

Interest and other income is from interest earned on our cash, realized gains and losses on investments, foreign currency remeasurement gains and losses, and finance charges related to the unused borrowing capacity of our 2017 Term Loan.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be revenue recognition, leases, fair value measurements, and stock-based compensation.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact to our condensed consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, for recently adopted accounting pronouncements.

Revenue Recognition

We recognize revenues when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers.

Product Revenues

Product revenues are derived from contracts with insurance carriers, laboratory partners and patients in connection with sales of prenatal genetic tests. The majority of our revenues are derived from Panorama NIPT, HCS, and to a lesser extent, other genetic tests. We enter into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered to be third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, we sell tests to a number of domestic and international laboratory partners and identify the laboratory partners as customers provided that there is a test services agreement between us and them.

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

Product revenue is recognized in an amount that equals the total consideration (as described above) at a point in time when the test results are delivered. We reserve certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended March 31, 2020 and 2019, $1.0 million and $0.5 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue.

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

We also recognize revenues from our Signatera (RUO) offering, which is for research use only to cancer researchers and biopharmaceutical companies. We enter into agreements with pharmaceutical companies to utilize our Signatera tests typically to study new cancer treatments or to validate the outcomes of clinical trials for which the pharmaceutical companies are identified as customers.

We also recognize revenues from our Strategic Partnership Agreements The performance obligations are unique in each agreement and would typically require the license of intellectual property, development services, support services, and future test work. In addition, we recognize revenues from IVD kits.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three months ended
	March 31,		Change
	2020	2019	Amount	Percent
(In thousands except percentage)
Revenues
Product revenues	$87,046	$63,364	$23,682	37.4%
Licensing and other revenues	6,966	3,460	3,506	101.3
Total revenues	94,012	66,824	27,188	40.7
Cost and expenses
Cost of product revenues	41,520	41,605	(85)	(0.2)
Cost of licensing and other revenues	3,458	1,698	1,760	103.7
Research and development	18,225	11,435	6,790	59.4
Selling, general and administrative	65,681	43,832	21,849	49.8
Total cost and expenses	128,884	98,570	30,314	30.8
Loss from operations	(34,872)	(31,746)	(3,126)	9.8
Interest expense	(2,464)	(2,724)	260	(9.5)
Interest and other income, net	1,987	453	1,534	338.6
Loss before income taxes	(35,349)	(34,017)	(1,332)	3.9
Income tax expense	(23)	(74)	51	(68.9)
Net loss	$(35,372)	$(34,091)	$(1,281)	3.8%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees and revenues from our Signatera (RUO) offering. Total revenues increased by $27.2 million, or 40.7%, when compared to the three months ended March 31, 2019.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in “—Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended March 31, 2020, total reported units were approximately 221,500, comprising of approximately 209,200 tests reported in our laboratory.

In addition, our ability to market and sell our tests outside of the United States has shown growth as revenues from customers outside the United States were $7.3 million for the quarter ended March 31, 2020, compared to $6.5 million for the quarter ended March 31, 2019.

Product Revenues

During the three months ended March 31, 2020, product revenues increased by $23.7 million, or 37.4% compared to the three months ended March 31, 2019, as a result of continued revenue growth in tests. Revenues had a net increase due to approximately $13.0 million from volume growth and $10.7 million from higher average selling price.

Licensing and Other Revenues

Licensing and other revenues increased by $3.5 million, or 101.3%, during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. The increase in revenue was primarily due to revenues recognized from our Strategic Partnership Agreements of approximately $3.2 million.

Cost of Product Revenues

During the three months ended March 31, 2020, cost of product revenues remained flat when compared to the three months ended March 31, 2019 primarily due to higher labor and overhead of approximately $3.4 million driven by the increase in accessioned cases. Furthermore, we recorded higher costs related to inventory consumption of $1.6 million also driven by the increase in accessioned cases, offset by a net decrease of $4.0 million of cost savings due to our in-house HCS automation workflow, $0.3 million in specimen and storage fees due to the sale of Evercord, and $0.4 million in shipping costs due to favorable pricing.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, increased by $1.8 million, or 103.7%. During the three months ended March 31, 2020, the increase in licensing and other costs was primarily due to increases in costs to satisfy performance obligations for our Signatera (RUO) offering concurrently with the increase in Signatera (RUO) revenues, and development costs for our Strategic Partnership Agreements.

Research and Development

Research and development expenses during the three months ended March 31, 2020 increased by $6.8 million, or 59.4%, when compared to the three months ended March 31, 2019. The increases were primarily driven by increases in salary and consulting related expenditures of $5.4 million, clinical studies related our new product offerings of $0.9 million, and lab related expenditures of $0.9 million, offset by reduced allocation of employees to research and development activities due to increases in cost of sales activities of $0.7 million.

Selling, General and Administrative

Selling, general and administrative expenses increased by $21.8 million, or 49.8%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $11.8 million resulting from the combined effect of headcount growth as we are expanding our product offering, increases in payroll related expenses, and stock-based compensation; higher outside service costs of $4.0 million in connection with domestic and international consultants, audit fees, legal fees, higher corporate related expenses of $2.8 million associated primarily with our third-party billing and collection vendors and merchant fees, higher tradeshow expenses of $1.2 million, increase in credit loss expense of $1.2 million of other receivables related to our previously sold Evercord business, and higher travel related expenses of $0.7 million.

Interest Expense

Interest expense decreased by $0.2 million in the three months ended March 31, 2020 compared to the same period in the prior year. The increase was primarily the result of the change in LIBOR rate in connection with our 2017 Term Loan.

Interest and Other Income

Interest and other income was $2.0 million for the three months ended March 31, 2020, compared to $0.5 million in the same period of the prior year, an increase of $1.5 million, due primarily to increased interest income from higher cash, cash equivalent and investments balances of $1.0 million and sublease income of $0.5 million.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2020, we had a net loss of $35.4 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products.

As of March 31, 2020, we had an accumulated deficit of $734.9 million. We had $74.2 million in cash and cash equivalents and restricted cash, $331.7 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $72.9 million of net carrying amount of the 2017 Term Loan.

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

In April 2019, we completed an underwritten equity offering to and sold 6,052,631 shares of its common stock at a price to the public of $19 per share. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of the underwriting discount. In October 2019, we completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price to the public of $35 per share. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount.

In April 2020, we executed a purchase agreement for the sale of  $287.5 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2027 (the “Convertible Notes”) to the initial purchasers in a private placement and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. A maximum of 9,634,700 shares of the our common stock may be issued upon conversion of the Convertible Notes, subject to adjustment. The net proceeds from the offering of the Convertible Notes, given the initial purchasers’ full exercise of their option to purchase additional Convertible Notes, were approximately $278.9 million net of the underwriting discount.

In April 2020, we used a portion of the net proceeds from the offering of the Convertible Notes to repay our obligations under the 2017 Term Loan with OrbiMed. The payoff amount was $79.2 million, which includes the principal amount of $75.0 million and $4.2 million of early payment penalties and accrued interest through the payment date.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 7, 2020.

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

In April 2019, we entered into a second amendment of the 2017 Term Loan with OrbiMed to further extend the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. In the second amendment, the interest rate is equal to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR, provided we draw the minimum capacity of $25.0 million. If the amount drawn is less than $25.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, we issued an additional 25,000 shares of our common stock to OrbiMed on April 29, 2019. As of December 31, 2019, we did not exercise such option, and the right to draw the unused borrowing capacity has expired. As described above, in April 2020, we used a portion of the net proceeds from the offering of the Convertible Notes to repay our obligations under the 2017 Term Loan with OrbiMed.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
(Amounts in thousands)
Cash (used in) provided by operating activities	$(35,100)	$(31,819)
Cash provided by investing activities	43,492	12,917
Cash provided by financing activities	3,826	2,578
Net (decrease) increase in cash, cash equivalents and restricted cash	12,218	(16,324)
Cash, cash equivalents and restricted cash, beginning of period	61,981	51,004
Cash, cash equivalents and restricted cash, end of period	$74,199	$34,680

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2020 was $35.1 million. The net loss of $35.4 million includes $13.3 million in non-cash charges resulting from $1.8 million of depreciation and amortization, $1.9 million non-cash lease expense, $7.5 million of stock-based compensation expense; $0.1 million of amortization of debt discount, $0.7 million premium amortization and discount accretion on investment securities, and $1.4 million provision for credit losses. These non-cash charges were offset by $0.1 million in other non-cash benefits. Operating assets had $13.6 million cash outflow resulting from $8.8 million increases in accounts receivable, $1.7 million increase in inventory, $2.2 million in lease payments and $1 million in prepaids and other assets net of allowances for credit loss associated with receivables from third-party buyer, offset by $0.1 million increases in other assets. Operating liabilities generated cash inflows of $0.6 million due to an increase in accounts payable of $0.2 million, increase in accrued compensation by $3.2 million offset by a decrease of deferred revenues of $2.8 million.

Cash used in operating activities during the three months ended March 31, 2019 was $31.8 million. The net loss of $34.1 million includes $8.1 million in non-cash charges resulting from $1.9 million of depreciation and amortization, $1.9 million non-cash lease expense, $4.0 million of stock-based compensation expense; amortization of debt discount, premium amortization and discount accretion on investment securities totaling $0.1 million, and $0.1 million of inventory excess adjustments.  Operating assets generated nominal cash outflows resulting from $2.1 million decrease in accounts receivable and $0.2 million decrease in other assets, offset by $0.2 increase in inventory and $2.1 million increase in prepaid expenses and other current assets. Operating liabilities generated cash outflows of $5.8 million due to a decrease in accounts payable of $5.5 million and a decrease in accrued compensation of $1.8 million, offset by increases in other accrued liabilities of $1.0 million and deferred revenues of $0.5 million.

Cash Used in Investing Activities

Cash provided by investing activities for the three months ended March 31, 2020 totaled $43.5 million, which was comprised of maturities of investments of $93.8 million, sales of investments of $11.5 million, offset by purchasing new investments of $53.9 million, and acquisitions of property, plant and equipment of $7.9 million.

Cash used in investing activities for the three months ended March 31, 2019 totaled $12.9 million, which was comprised of $32.5 million in proceeds resulting from maturities of investments, offset by purchases of investments of $18.6 million and acquisitions of property and equipment of $1.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020 and March 31, 2019 totaled $3.8 million and $2.6 million, respectively. The cash proceeds were primarily comprised of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

See Note 8 – Commitments and Contingencies for details.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. Our 2017 Term Loan has an interest rate of three-month variable LIBOR plus 8.75%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $1.3 million based on our $123.0 million gross debt outstanding, including principal and accrued interest as of March 31, 2020. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the borrowing rate of 100 basis points would increase our annual interest income by approximately $3.3 million annually in relation to amounts we would expect to earn, based on our short-term investments as of March 31, 2020.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting despite a large group of our employees are working remotely due to the COVID-19 pandemic.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any unfavorable events or circumstances actually occurs, our business may suffer, the trading price of our common stock and our Convertible Notes (as defined herein) could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We face risks related to health epidemics, including the current COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the recent pandemic of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, our personnel located at our headquarters in California and elsewhere in the United States and in other countries, are currently subject to shelter-in-place or stay-at-home orders from state and local governments. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and are expected to continue to adversely affect demand for our tests. Many of our customers, including hospitals and clinics, have suspended non-emergency appointments and services, which has resulted in a significant decrease in our test volume. In addition, because we rely heavily on our direct sales force to sell our tests, we expect our sales cycle, particularly for new customers, will be significantly impacted. Travel bans, restrictions and border closures have also impacted our ability to ship test kits to and receive samples from our customers. In addition, certain aspects of our business, such as laboratory processes, cannot be conducted remotely. These measures by government authorities may continue to remain in place for a significant period of time and they are likely to continue to adversely affect our test volume, sales activities and results of operations.

In addition, it may be more difficult for us to develop new products for commercial release, as we expect it will be more difficult to find sufficient numbers of participants in clinical trials while the pandemic is ongoing and it is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19 and any related economic impact.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of laboratory supplies and reagents or a suspension of services from other laboratories or third parties. We have also become increasingly dependent on growing and maintaining a network of mobile phlebotomy specialists who can provide testing capabilities, as many consumers are unable to visit clinics, hospitals or other testing facilities as a result of the pandemic. Even after the pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the pandemic, as well as limited or significantly reduced points of access of our products, could have a material adverse effect on the demand for some of our products, such as our products targeted for the IVF market, which many consumers may view as discretionary. Decreased demand for our tests, particularly in the United States, could negatively affect our overall financial performance. Because a significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 has been significant, the COVID-19 pandemic could have a disproportionately negative impact on our business and financial results.

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. Our stock price has also experienced volatility during this time, including occasional significant declines, and such declines may repeat or continue for the foreseeable future.

There are no comparable recent events which may provide guidance as to the effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the pandemic, or any similar health epidemic that may occur in the future, is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects will have a material adverse impact on our future results of operations.

We derive the significant majority of our revenues from Panorama and Horizon, and if our efforts to further increase the use and adoption of Panorama and Horizon or to develop new products and services in the future do not succeed, our business will be harmed.

Historically, including for the three months ended March 31, 2020 and the year ended December 31, 2019, a significant portion of our revenues were derived from sales of our Panorama NIPT. Sales of our Horizon carrier screening test also contributed significantly to our revenues. We expect to continue to derive the majority of our revenues from the sales of Panorama and Horizon. With respect to Panorama in particular, continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs and carrier screening tests continue to evolve. We cannot guarantee that physicians will recommend and order Panorama or Horizon, and our laboratory distribution partners and licensees may not actively or effectively market Panorama or Horizon.

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering and our registered public equity offerings. Our net loss for the three months ended March 31, 2020 and 2019 was, respectively, $35.4 million and $34.1 million. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $734.9 million and $699.2 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, Panorama, Horizon and our other products, improve these products, and research and develop and commercialize new products, which increasingly are in industries that are new to us, such as oncology and transplant rejection.

In addition, the rate of growth in our revenues has fluctuated in the past, and may continue to do so in future periods. In particular, such rate of growth may be negative, low or flat, including if the rate of growth of our test volumes slows. A significant element of our business strategy is to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues especially if we are unable to increase the adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning in January 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning in January 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

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

We have limited experience developing and commercializing cell-free DNA tests outside of the reproductive health space, and we may not be successful in our current or future efforts to do so. We also have limited experience forecasting our future financial performance from our new products, including non-NIPT types of cell-free DNA tests, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock and the trading price of our Convertible Notes to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for MRD assessment and recurrence surveillance, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama and with Horizon.

We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SNP-based Microdeletions and Aneuploidy RegisTry (SMART) study, or due to changes in study design or other unforeseen circumstances, such as our decisions to expand our SMART study; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. The data collected from any studies we complete may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests. This is particularly true with respect to testing in the average-risk pregnancy population and for microdeletions screening using our Panorama test. For example, in January 2017 we published data from our DNAFirst study showing that NIPT can be effectively and appropriately offered as a primary screen for all pregnant women regardless of risk due to maternal age or other factors; however, it remains uncertain whether or to what extent it will impact coverage or adoption of Panorama in the average-risk population.

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

Our quarterly results of operations, including our revenues, gross margin, net loss and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause our results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could adversely affect the trading price of our common stock and Convertible Notes, and the price at which the holders of our Convertible Notes can sell the common stock received upon conversion of the Convertible Notes. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

Competition in our industry is intense; if we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our principal competition in reproductive health comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the fields of oncology and organ transplantation, and face competition in these business areas from other companies, many of which are larger, more established and have more experience and more resources than we do. Some companies in the liquid biopsy field, in which clinical cancer diagnostic tests examine blood samples rather than solid tumor samples, are expanding their research and development efforts to include screening for other biomarkers instead of, or in addition to, ctDNA, on the basis that analyzing multiple biomarkers may result in improved sensitivity, lower costs and earlier detection than ctDNA-based tests such as ours. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Myriad Genetics, Inc., which has acquired Counsyl, Inc; Invitae Corp.; Bio-Reference, a business unit of OKPO Health, Inc.; Quest; Premaitha Health PLC; BGI; and Progenity. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Myriad Genetics, Inc.; Invitae Corp.; Progenity; Quest; Recombine Inc.; and GenPath Diagnostics, a business unit of Bio-Reference. In the field of ctDNA-based MRD assessment and recurrence surveillance, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Diagnostics, a division of Roche; Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc.; Exact Sciences Corp.; and ArcherDX, Inc. In the field of transplant rejection, our primary competitors include CareDx, Inc. and Eurofins Viracor, Inc. We expect that competition in these spaces will continue to increase.

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

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including in the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities as LDTs, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of May 1, 2020, only 14 licensees are using Constellation commercially to market NIPT products and one licensee is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, if a test developed by any of our licensees under our cloud-based distribution model in the United States is found not to be an LDT, the licensee may not be able to market its test, and we would not receive the anticipated revenues from that licensee.

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

Approximately 85% and 80% of our total revenues for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions, and our expansion of these functions in line with the overall growth in our business. We continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties;” moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As described further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, a purported class action lawsuit has been filed against us, alleging that we sent an unauthorized text message to a plaintiff’s cellular telephone. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion—for example our agreement with a transplant diagnostics company to co-market our Prospera test in conjunction with our direct sales force—we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

We began offering our Vistara single-gene mutations screening test in May 2017; our Signatera cancer recurrence monitoring offering for research use only in August 2017; our twin pregnancies screening capability for Panorama in October 2017; and, on a limited basis, both our Signatera CLIA test and Prospera transplant rejection test in 2019, and are working towards full-scale commercial launches of both Signatera and Prospera in 2020. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulty associated with launching a new offering, including risks inherent in launching multiple new offerings simultaneously. Our Signatera and Prospera offerings, while based upon our core molecular diagnostic technology, are in fields that are new to us; and Vistara is subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Vistara, Signatera or Prospera offerings will be successful.

If our primary CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have redundant commercial laboratory facilities, other than third-party laboratories that we employ to perform a significant portion of our Horizon carrier screen testing and our Vistara single-gene mutations testing. While we are in the process of scaling up our laboratory facility in Austin, Texas to support continued growth in our Panorama and Horizon tests, we currently have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our primary San Carlos, California laboratory facility. Our Signatera and Prospera tests are currently also performed at this facility, and our efforts in oncology and transplant rejection represent significant areas of focus for us, both operationally and financially. Our San Carlos facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our San Carlos facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

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

In addition, our Panorama test is currently only validated to be performed using Streck, Inc.’s, or Streck’s, blood collection tubes, and Streck is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. Similarly, all of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. We also only use Streck tubes for the primary analysis of Signatera results, and for our Prospera test. Furthermore, the blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we could be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. In addition, Streck’s blood collection tubes have not been registered as a medical device in all countries in which we market our Panorama test. As discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model,” the regulatory authorities in some of these countries may determine that such registration is required, which could impact our ability to offer Panorama in such countries. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

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

If our sales, distribution, development or other partnerships are not successful and we are not able to offset the resulting impact through our own efforts or through agreements with new partners, our commercialization activities may be impaired and our financial results could be adversely affected.

Part of our business strategy is to develop relationships with laboratory and other partners to sell our other products, both in the United States and internationally. For example, we have entered into an agreement with BGI Genomics pursuant to which, among others, we will commercialize Signatera in China and develop reproductive health tests on BGI Genomics’s sequencing platform; and an agreement with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays for use by biopharmaceutical and clinical customers who order Foundation Medicine’s companion diagnostic cancer test. We have also recently entered into an agreement with a transplant diagnostics company to co-market our Prospera test in conjunction with our direct sales force. Developing and commercializing products with third parties reduces our control over such development and commercialization efforts and subjects us to the various risks inherent in a joint effort with a third party, such as delays, operational issues, technical difficulties and other contingencies outside of our influence or control. Distributing Panorama, Signatera and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these third parties could weaken, or they could terminate their relationship with us and/or stop selling our products, as has happened in the past; reduce their marketing efforts in respect of our products; develop and commercialize or otherwise sell competing products in addition to or in lieu of our tests, as has also occurred; merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products; or otherwise breach their agreements with us. For example, as further described in “Note 3—Revenue Recognition—Licensing and Other Revenues—Qiagen,” we had entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, Qiagen would distribute an NIPT based on our Panorama test on a sequencer to be developed by us and Qiagen; however, Qiagen has announced that it has discontinued the development of its Next Generation Sequencing Platform and has now partnered with Illumina to develop next-generation sequencing based tests. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible for our partners’ sales and marketing activities. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama, Signatera or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are continually evaluating and pursuing various strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock and the trading price of our Convertible Notes to decline.

If our partnerships are not successful, our ability to increase sales of our products and to successfully execute our strategy could be compromised.

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

From time to time, we may enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions. Because we have not made any such acquisitions to date, our ability to do so successfully is unproven. Even if we identify suitable transactions, we may not be able to complete such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of an acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses, result in accounting charges, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

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

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities, or grant of equity or equity-linked securities in connection with any debt financing, will dilute stockholders’ ownership interests in us and may have an adverse effect on the price of our common stock and the trading price of our Convertible Notes. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants, and may impose other constraints on us and our operations, as was the case under our 2017 Term Loan. To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

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

Our business depends on our ability to obtain and maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. We do not expect to receive reimbursement for a significant number of Panorama tests for average-risk patients and for microdeletions that we performed in the quarter ended March 31, 2020. In addition, while our Signatera test received a Medicare positive draft local coverage determination for certain forms of colorectal cancer in August 2019, that local coverage decision has not been finalized and it remains unclear whether and to what extent Signatera will be reimbursed for this indication. We are also working towards a full-scale commercial launch of our Prospera transplant rejection test, and while we are basing our reimbursement estimates on the rate at which a similar test currently on the market is reimbursed, we cannot guarantee that our test will be reimbursed at the same or a similar rate. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the Society for Maternal Fetal Medicine, or SMFM, has issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect the ACMG and SMFM guidelines to result in an increase in the number of average-risk women who are informed of NIPT and that may request it as a result, not all third-party payers reimburse for NIPT for these average-risk patients. Currently, Aetna Inc., UnitedHealthcare Insurance Company and a number of other third-party payers (with the exception of a temporary expansion in coverage by one such third-party payer as a result of the COVID-19 pandemic) have negative coverage determinations for NIPT in average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience a negative impact on third-party payers’ reimbursement for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not reimburse.

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

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program, including under a Medicaid managed care plan. As of May 1, 2020, we are recognized by 47 states as a Medicaid provider. It is likely that we will not be able to be recognized as a provider by additional Medicaid programs because some states require that a provider maintain a physical laboratory in that state in order to be recognized; furthermore, some states have closed provider panels, which means that the state does not intend to expand its current provider network and therefore does not intend to recognize additional Medicaid providers. Even if we are recognized as a provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, many state Medicaid programs only reimburse our testing at a very low dollar amount, or not at all. Low or zero-dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Many of the sequencers, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale for research use only, or RUO. In addition, we offer a version of our Signatera test as a research use only offering. Products that are intended for research use only and are labeled as RUO are exempt from compliance with FDA requirements, including the approval, clearance or authorization and other product quality requirements for medical devices. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution of the product, including how the product is marketed and to whom. In addition, many of the reagents used to perform our testing are offered for sale as analyte specific reagents, or ASRs. ASRs are medical devices and must comply with QSR provisions and other device requirements, but most are exempt from 510(k) and PMA premarket review. The FDA could disagree with a supplier’s assessment that the supplier’s products are ASRs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, such as us with respect to Signatera (RUO), including requiring the supplier to cease offering the product while it seeks clearance, approval or authorization. Suppliers of RUO products that we employ in our other tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

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

Risks Related to Our Convertible Notes

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.

In April 2020, we issued $287.5 million aggregate principal amount of 2.25% Convertible Senior Notes due 2027 (the “Convertible Notes”). Our indebtedness may:

●	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
●	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
●	require us to use a substantial portion of our cash flow from operations to make debt service payments;

●	limit our flexibility to plan for, or react to, changes in our business and industry;
●	place us at a competitive disadvantage compared to our less leveraged competitors; and
●	increase our vulnerability to the impact of adverse economic and industry conditions.

Further, the indenture governing the Convertible Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our outstanding debt, and we may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, which could adversely affect our business and results of operations.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Further, holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Convertible Notes) before the maturity date at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash, or be able to obtain sufficient financing, at the time we are required to repurchase the Convertible Notes.

The conditional conversion feature of the Convertible Notes, when triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.

In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

We expect that, under applicable accounting principles, the initial liability carrying amount of the Convertible Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We will reflect the difference between the net proceeds from the sale of the Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense to be recognized for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which results in lower reported net income. The lower reported income resulting from this accounting treatment could depress the trading price of our common stock and the Convertible Notes.

In addition, under certain circumstances we may be eligible to use the treasury stock method to reflect the shares underlying the Convertible Notes in our diluted earnings per share. Under this method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Convertible Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, in July 2019, the Financial Accounting Standards Board published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon such conversion. The Convertible Notes are currently convertible and may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may be volatile, which could subject us to litigation.

The trading prices of the securities of life sciences companies, including ours, have been and may continue to be highly volatile. Accordingly, the market price of our common stock and trading price of our Convertible Notes are  likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

●	actual or anticipated variations in our and our competitors’ results of operations, as well as how those results compare to analyst and investor expectations;

●	we face risks related to health epidemics, including the current COVID-19 pandemic, which could have a material adverse effect on our business and results of operations, as discussed further in the risk factor entitled “—Risks Related to Our Business and Industry—We face risks related to health epidemics, including the current COVID-19 pandemic, which could have a material adverse effect on our business and results of operations”;
●	announcements by us or our competitors of new products, significant acquisitions, other strategic transactions, including strategic and commercial partnerships and relationships, joint ventures, divestitures, collaborations or capital commitments;
●	changes in reimbursement practices by current or potential payers; for example, third-party payers are increasingly requiring that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama or our other tests, which has impacted our results of operations since the fourth quarter of 2017, when these requirements began to take effect;
●	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our stock;
●	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
●	periodic fluctuations in our revenue, due in part to the way in which we recognized revenue prior to transitioning to accrual accounting under Accounting Standards Codification Topic 606;
●	actual or anticipated changes in regulatory oversight of our products;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	commencement of, or our involvement in, litigation;
●	announcement or expectation of additional debt or equity financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	any major change in our management; and
●	general economic conditions and slow or negative growth of our markets.

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock and trading price of our Convertible Notes could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock and trading price of our Convertible Notes might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies, including us, that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. For example, we have in the past been subject to a purported securities class action lawsuit filed against us, our directors and certain of our officers and stockholders related to our initial public offering. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our former underwriters, in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock and trading price of our Convertible Notes.

As a public company, we will continue to incur significantly increased costs and devote substantial management time.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We hired, and we expect that we will need to continue to hire, additional accounting and financial staff with experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs. Additional compensation costs and any future equity awards will increase our compensation expense, which would increase our general and administrative expense and could adversely affect our profitability. Also, the cost of director and officer liability insurance has increased substantially in recent periods. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Commencing December 31, 2019, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of December 31, 2019, we ceased to qualify as an “emerging growth company”, as defined by the Jumpstart Our Businesses Act of 2012 (the “JOBS Act”) because as of June 30, 2019, the market value of our common stock that was held by non-affiliates exceeded $700 million. As a result, we are no longer permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. As we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Compliance with these additional laws, rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and trading price of our Convertible Notes could be adversely affected.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on internal controls over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal controls over financial reporting be attested to by our independent registered public accounting firm.

Although we determined that our internal control over financial reporting was effective as of December 31, 2019, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and trading price of our Convertible Notes could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or in connection with acquisitions or strategic or commercial transactions, could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock and trading price of our Convertible Notes to decline.

From time to time, we may issue additional securities or sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine. We also expect to continue to issue common stock to employees and directors pursuant to our equity incentive plans. If we sell or issue common stock, convertible securities, or other equity securities, or common stock is issued pursuant to equity incentive plans, investors in our common stock may be materially diluted. We may decide to issue common stock or other equity securities in connection with an acquisition or a strategic or commercial transaction, which could cause dilution to our existing stockholders. New investors in such transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

Sales of a substantial number of shares of our common stock in the public markets could cause the price of our common stock to decline and adversely impact the trading price of our Convertible Notes.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock and the value of our Convertible Notes to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock and our Convertible Notes depends in part on the research and reports that securities or industry analysts publish about us or our business. Currently, only a small number of securities analysts cover our stock. If more analysts do not commence coverage of us, or if industry analysts cease coverage of us or fail to publish reports on us regularly, the trading price for our common stock and our Convertible Notes could be adversely affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price and the trading price of our Convertible Notes would likely decline.

Insiders have substantial control over us and will be able to influence corporate matters.

As of March 25, 2020, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 12.91% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Provisions in our amended and restated certificate of incorporation, amended and restated bylaws, Convertible Notes and the indenture governing our Convertible Notes, and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock and the trading price of our Convertible Notes.

Our amended and restated certificate of incorporation, amended and restated bylaws, Convertible Notes and the indenture governing our Convertible Notes contain provisions that could depress the market price of our common stock and the trading price of our Convertible Notes by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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

In addition, if a “fundamental change” (as defined in the indenture governing the Convertible Notes) occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the indenture governing the Convertible Notes) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate of the Convertible Notes for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Furthermore, we are prohibited from engaging in certain mergers or acquisitions unless, among other things, the surviving entity of such transaction assumes our obligations under the Convertible Notes.

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

Changes in accounting standards and their interpretations could adversely affect our operating results.

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Public Company Accounting Oversight Board (“PCAOB”), the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations, including the implementation of ASU 2016-02, Leases (Topic 842), or accounting for the Convertible Notes, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before or after the announcement of a change in such principles. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. A discussion of these standards and other pending changes in GAAP, are further discussed in “Note 2—Summary of Significant Accounting Policies” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

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

NATERA, INC.

Date: May 7, 2020	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)