Form 10-Q
period 2020-06-30
Natera, Inc.
filed 2020-08-07
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 79,887,822.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	the extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama and Horizon;
●	our ability to increase demand for Panorama and Horizon, obtain favorable coverage and reimbursement determinations from third-party payers, and expand geographically;
●	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize our oncology and organ health products;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreements with BGI Genomics Co., Ltd. and Foundation Medicine, Inc., and our ability to enter into additional partnerships in the future;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;

●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, including our SMART study and our ongoing and planned trials in oncology and transplant rejection;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our estimates regarding our costs and risks associated with our international operations and international expansion;
●	our ability to retain and recruit key personnel;
●	our reliance on our direct sales efforts;
●	our expectations regarding acquisitions and strategic operations;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027 (the “Convertible Notes”) in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to fund our working capital requirements;
●	our compliance with federal, state, and foreign regulatory requirements;
●	the factors that may impact our financial results; and
●	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
(in thousands, except par value per share amount)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,322	$61,926
Restricted cash	55	55
Short-term investments	493,852	379,065
Accounts receivable, net of allowance of $3,080 in 2020 and $2,919 in 2019	58,706	53,351
Inventory	18,033	12,394
Prepaid expenses and other current assets, net	15,536	16,376
Total current assets	663,504	523,167
Property and equipment, net	25,925	23,283
Operating lease right-of-use assets	21,475	23,730
Other assets	12,357	12,476
Total assets	$723,261	$582,656
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,450	$8,604
Accrued compensation	16,583	16,088
Other accrued liabilities	53,082	49,043
Deferred revenue, current portion	52,392	56,016
Short-term debt financing	50,053	50,123
Total current liabilities	175,560	179,874
Long-term debt financing	197,476	73,656
Deferred revenue, long-term portion	22,533	23,808
Operating lease liabilities, long-term portion	23,115	26,297
Other long-term liabilities	310	310
Total liabilities	418,994	303,945

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2020 and December 31, 2019, respectively; 79,717 and 78,005 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8	8
Additional paid in capital	1,093,072	976,955
Accumulated deficit	(794,583)	(699,171)
Accumulated other comprehensive income	5,770	919
Total stockholders’ equity	304,267	278,711
Total liabilities and stockholders’ equity	$723,261	$582,656

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands, except per share data)
Revenues
Product revenues	$80,414	$65,099	$167,460	$128,463
Licensing and other revenues	6,058	9,256	13,024	12,716
Total revenues	86,472	74,355	180,484	141,179
Cost and expenses
Cost of product revenues	42,731	41,382	84,251	82,987
Cost of licensing and other revenues	4,208	2,443	7,666	4,141
Research and development	23,005	12,124	41,230	23,559
Selling, general and administrative	68,188	47,042	133,869	90,874
Total cost and expenses	138,132	102,991	267,016	201,561
Loss from operations	(51,660)	(28,636)	(86,532)	(60,382)
Interest expense	(4,038)	(2,721)	(6,502)	(5,445)
Interest and other income, net	1,924	836	3,911	1,289
Loss on debt extinguishment	(5,848)	—	(5,848)	—
Loss before income taxes	(59,622)	(30,521)	(94,971)	(64,538)
Income tax expense	(15)	(1,895)	(38)	(1,969)
Net loss	$(59,637)	$(32,416)	$(95,009)	$(66,507)
Unrealized gain on available-for-sale securities, net of tax	104	1,061	4,850	1,347
Comprehensive loss	$(59,533)	$(31,355)	$(90,159)	$(65,160)

Net loss per share (Note 12):
Basic and diluted	$(0.75)	$(0.48)	$(1.21)	$(1.01)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	79,069	68,224	78,681	65,542

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three months ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2019	63,340	$7	$613,680	$(266)	$(608,435)	$4,986
Issuance of common stock upon exercise of stock options	398	—	3,405	—	—	3,405
Issuance of common stock under employee stock purchase plan	132	—	2,147	—	—	2,147
Issuance of common stock for public offering, net	6,053	—	107,595	—	—	107,595
Issuance of common stock to Orbimed	25	—	506	—	—	506
Vesting of restricted stock	87	—	—	—	—	—
Stock-based compensation	—	—	5,804	—	—	5,804
Unrealized gain on available-for sale securities	—	—	—	1,061	—	1,061
Net loss	—	—	—	—	(32,416)	(32,416)
Balance as of June 30, 2019	70,035	$7	$733,137	$795	$(640,851)	$93,088

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2018	62,083	$7	$607,236	$(552)	$(574,529)	$32,162
Issuance of common stock upon exercise of stock options	1,468	—	5,983	—	—	5,983
Issuance of common stock under employee stock purchase plan	132	—	2,147	—	—	2,147
Issuance of common stock for public offering, net	6,053	—	107,595	—	—	107,595
Issuance of common stock to Orbimed	25	—	506	—	—	506
Vesting of restricted stock	274	—	—	—	—	—
Stock-based compensation	—	—	9,855	—	—	9,855
Unrealized gain on available-for sale securities	—	—	—	1,347	—	1,347
Cumulative-effect adjustment upon adoption of ASU 2018-07	—	—	(185)	—	185	—
Net loss	—	—	—	—	(66,507)	(66,507)
Balance as of June 30, 2019	70,035	$7	$733,137	$795	$(640,851)	$93,088

	Three months ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2020	78,652	$8	$988,199	$5,666	$(734,946)	$258,927
Issuance of common stock upon exercise of stock options	680	—	6,981	—	—	6,981
Issuance of common stock under ESPP	97	—	3,062	—	—	3,062
Equity component of Convertible Notes, net	—	—	82,873	—	—	82,873
Vesting of restricted stock	288	—	—	—	—	—
Stock-based compensation	—	—	11,957	—	—	11,957
Unrealized gain on available-for sale securities	—	—	—	104	—	104
Net loss	—	—	—	—	(59,637)	(59,637)
Balance as of June 30, 2020	79,717	$8	$1,093,072	$5,770	$(794,583)	$304,267

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	78,005	$8	$976,955	$920	$(699,171)	$278,711
Issuance of common stock upon exercise of stock options	1,037	—	10,808	—	—	10,808
Issuance of common stock under ESPP	97	—	3,062	—	—	3,062
Equity component of Convertible Notes, net	—		82,873	—	—	82,873
Vesting of restricted stock	578	—	—	—	—	—
Stock-based compensation	—	—	19,374	—	—	19,374
Unrealized gain on available-for sale securities	—	—	—	4,850	—	4,851
Cumulative-effect adjustment upon adoption of ASU 2016-13	—		—	—	(403)	(403)
Net loss	—	—	—	—	(95,009)	(95,009)
Balance as of June 30, 2020	79,717	$8	$1,093,072	$5,770	$(794,583)	$304,267

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

(in thousands)
Operating activities
Net loss	$(95,009)	$(66,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,036	3,952
Premium amortization and discount accretion on investment securities	1,887	151
Stock-based compensation	19,374	9,855
Non-cash lease expense	3,880	3,849
Amortization of debt discount and issuance cost	2,180	215
Other non-cash charges (benefits)	(341)	415
Loss on debt extinguishment	5,848	—
Provision for credit losses	1,445	—
Changes in operating assets and liabilities:
Accounts receivable	(5,972)	(829)
Inventory	(5,410)	(1,815)
Prepaid expenses and other current assets	(5,610)	(4,464)
Other assets	99	(9,499)
Accounts payable	(4,684)	(6,378)
Accrued compensation	495	(2,519)
Other accrued liabilities	6,602	2,331
Deferred revenue	(4,900)	35,492
Net cash used in operating activities	(76,080)	(35,751)

Investing activities
Purchases of investments	(266,139)	(162,176)
Proceeds from sale of investments	11,500	—
Proceeds from maturity of investments	142,815	62,780
Purchases of property and equipment, net	(10,130)	(1,599)
Net cash used in investing activities	(121,954)	(100,995)

Financing activities
Proceeds from exercise of stock options	10,808	5,983
Proceeds from issuance of common stock under employee stock purchase plan	3,062	2,147
Proceeds from Convertible Notes	278,317	—
Loan payment	(78,757)	—
Proceeds from public offering	—	107,595
Net cash provided by financing activities	213,430	115,725

Net (decrease) increase in cash, cash equivalents and restricted cash	15,396	(21,021)
Cash, cash equivalents and restricted cash, beginning of period	61,981	51,004
Cash, cash equivalents and restricted cash, end of period	$77,377	$29,983

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,976	$7,343

Supplemental non-cash investing and financing activities:
Obtaining right-of-use assets in exchange for lease liabilities	$—	$28,191
Purchases of property and equipment in accounts payable and accruals	$255	$323

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the "Company") was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company’s mission is to change the management of genetic disease worldwide. The Company operates a laboratory certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of preconception and prenatal genetic testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company has only one segment, which is the discovery, development and commercialization of genetic testing services, and it has a subsidiary which operates in the state of Texas.

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetic Screening ("PGS") and Spectrum Pre-implantation Genetic Diagnosis ("PGD") to analyze chromosomal anomalies or inherited genetic conditions during an in vitro fertilization ("IVF") cycle to select embryos with the highest probability of becoming healthy children; Anora Products of Conception ("POC") test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), to determine paternity by analyzing the fragments of fetal deoxyribonucleic acid ("DNA") in a pregnant mother's blood and a blood sample from the alleged father(s), which is marketed and sold by a licensee from whom the Company receives a royalty; SignateraTM, a circulating tumor DNA technology that analyzes and tracks mutations specific to an individual's tumor; and Prospera, a technology to assess organ transplant rejection. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe as well as expanded its scope to now screen twin pregnancies for zygosity and chromosomal abnormalities. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. Through the third quarter of 2019, the Company offered Evercord for the collection and storage of newborn cord blood and cord tissue units, which was later sold to a third-party buyer.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2020, there were no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed on March 2, 2020), except as described in Recently Adopted Accounting Pronouncements below.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $95.0 million for the six months ended June 30, 2020 and an accumulated deficit of $794.6 million as of June 30, 2020. As of June 30, 2020, the Company had $77.4 million in cash, cash equivalents, and restricted cash, $493.9 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of the its 2.25% Convertible Senior Notes (the “Convertible Notes”) to the initial purchasers in a private placement and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed (see Note 10, Debt).

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

In April 2019, the Company completed an underwritten equity offering and sold 6,052,631 shares of its common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of the underwriting discount. In October 2019, the Company completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 6, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiaries. The Company established a subsidiary that operates in the state of Texas to support the Company’s laboratory and operational functions. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, the operating right-of-use assets and the associated lease liabilities, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, the valuation of the Convertible Notes,  stock-based compensation, the fair value of common stock, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the six months ended June 30, 2020:

June 30,
2020
(in thousands)
Beginning balance	$2,919
Cumulative-effect adjustment upon adoption of ASU 2016-13	403
Provision for credit losses	1,445
Write-offs	(457)
Total	$4,310

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

Investments

Investments consist primarily of debt securities such as U.S. Treasuries, U.S. agency and municipal bonds. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company generally classifies its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, irrespective of maturity date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic information is rapidly evolving. The Company’s test volumes in Q2 2020 remained relatively flat from Q1 2020, however, test volumes may be adversely impacted by the COVID-19 pandemic. The average selling price of the Company’s genetic tests in Q2 2020 decreased slightly as compared to Q1 2020 and resulted in a negative impact to the results of operations. The Company cannot predict volatility of the volumes and selling process of its genetic tests.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and six months ended June 30, 2020, and 2019, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2020 and December 31, 2019, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Beginning balance	$5,666	$(266)	$920	$(552)
Net unrealized gain on available-for-sale securities, net of tax	104	1,061	4,850	1,347
Reclassifications of losses realized from sale of available-for-sale securities	—	—	—	—
Increase in other comprehensive loss	104	1,061	4,850	1,347
Ending balance	$5,770	$795	$5,770	$795

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company has adopted this standard as of June 30, 2020, which did not have a material impact on its condensed consolidated financial statements upon the adoption.

New Accounting Pronouncements Not Yet Adopted

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848) was issued which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationship, and sale or transfer of debt securities classified as HTM. Early adoption of this ASU is permitted, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company’s financial instruments that are in the scope of ASU 2020-04 include but are not limited to the UBS credit line agreement. The Convertible Notes will not be impacted since the interest rate is not based on LIBOR.

In August 2020, ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) was issued which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Revenue Recognition

The Company recognizes revenues when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers.

Product Revenues

Product revenues are derived from contracts with insurance carriers, laboratory partners and patients in connection with sales of prenatal genetic tests. The majority of the Company’s revenues is derived from Panorama NIPT, HCS (as defined in Note 1, Description of Business), and to a lesser extent, other genetic tests, including Signatera CLIA and Prospera. The Company enters into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered as third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, the Company sells tests to a number of domestic and international laboratory partners and identifies the laboratory partners as customers provided that there is a test services agreement between the two parties.

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

The Company generally bills an insurance carrier, a laboratory partner or a patient upon delivery of test results. The Company also bills patients directly for out-of-pocket costs involving co-pays and deductibles that they are responsible for. Tests billed to insurance carriers and directly to patients usually take an average of nine to twelve months to collect payment, and for tests billed to laboratory distribution partners, the average collection cycle takes approximately two to three months. At times, the Company may or may not get reimbursed for the full amount billed. Further, the Company may not get reimbursed at all for tests performed if such tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier, or if the tests were not previously authorized.

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and six months ended June 30, 2020, $0.6 million and $1.6 million were released from amounts previously held in reserves in other accrued liabilities, and $0.8 million and $1.3 million of such reserves were released during the three and six months ended June 30, 2019, respectively. The release of amounts reserved were recognized as product revenue within that period.

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

Effective in March 2020, the Company terminated the Qiagen Agreement, and all or a portion of the prepaid royalties are refundable in limited circumstances, including upon termination in certain circumstances. The parties are currently in discussions regarding their respective obligations resulting from the termination of the Qiagen Agreement. Because the amount of prepaid royalty subject to refund is not finalized, the refund amount, if any, is uncertain as of June 30, 2020. As a result, this variable consideration was not included in the transaction price for the second quarter of 2020 to mitigate the risk of significant reversal of the cumulative revenue in the subsequent periods. Accordingly, no revenues were recognized on the prepaid royalties which may be subject to a refund.

BGI Genomics

In February 2019, the Company entered into a License Agreement with BGI Genomics Co., Ltd. (“BGI Genomics”) to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The agreement has a term of ten years and expires in February 2029. According to the agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019. Also, as required by the agreement with BGI Genomics, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating to $10.0 million were recorded in long-term advances.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (“the Foundation Medicine Agreement”) with Foundation Medicine, Inc. (“Foundation Medicine”) to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the agreement. The agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. No additional payments have been received in the six months ending June 30, 2020.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands)
Insurance carriers	$67,630	$50,777	$138,302	$100,978
Laboratory and other partners	13,041	15,132	28,724	25,155
Patients	5,801	8,446	13,458	15,046
Total revenues	$86,472	$74,355	$180,484	$141,179

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
(in thousands)
United States	$80,757	$62,393	$167,488	$122,676
Americas, excluding U.S.	721	767	1,503	1,585
Europe, Middle East, India, Africa	3,584	4,318	7,060	8,322
Asia Pacific and Other	1,410	6,877	4,433	8,596
Total revenues	$86,472	$74,355	$180,484	$141,179

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	June 30,	December 31,
(in thousands)	2020	2019
Assets:
Accounts receivable	$58,706	$53,351
Liabilities:
Deferred revenue, current portion	$52,392	$56,016
Deferred revenue, long-term portion	22,533	23,808
Total deferred revenues	$74,925	$79,824

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2019	$79,824
Increase in deferred revenues	746
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(4,943)
Revenue recognized from performance obligations satisfied within the same period	(702)
Balance at June 30, 2020	$74,925

During the six months ended June 30, 2020, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $4.9 million with approximately $4.6 million related to BGI Genomics and Foundation Medicine, and the remaining $0.3 million related to genetic testing services. The current portion of deferred revenue includes $0.5 million of contract assets from the BGI Genomics agreement. The contract assets and contract liabilities originate from the same contract and are presented as a single contract liability on the condensed consolidated balance sheets.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2020				December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$28,795	$—	$—	$28,795	$22,477	$—	$—	$22,477
U.S. Treasury securities	404,416	—	—	404,416	293,157	—	—	293,157
Municipal securities	—	89,436	—	89,436	—	85,908	—	85,908
Total financial assets	$433,211	$89,436	$—	$522,647	$315,634	$85,908	$—	$401,542

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$28,795	$—	$—	$28,795	$22,477	$—	$—	$22,477
U.S. Treasury securities (1)	399,622	4,820	(26)	404,416	292,506	731	(80)	293,157
Municipal securities	88,460	981	(5)	89,436	85,638	277	(7)	85,908
Total	$516,877	$5,801	$(31)	$522,647	$400,621	$1,008	$(87)	$401,542

Classified as:			—
Cash equivalents (2)				$28,795				$22,477
Short-term investments				493,852				379,065
Total				$522,647				$401,542

(1)	Per the Company’s investment policy, all U.S. Treasury securities are classified as short-term investments irrespective of holding period.
(2)	Includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the six months ended June 30, 2020, the Company sold $11.5 million of investments. There were no sales of investments during the six months ended June 30, 2019. During the six months ended June 30, 2020, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of June 30, 2020, the Company had 9 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary for the second quarter of 2020 since the fair market value for a majority of the available-for-sale securities increased as a result of a significant average yield rate decrease for similar securities as of June 30, 2020.

In accordance with the adoption of ASU 2016-13 (Topic 326), the Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of June 30, 2020 was $117.8 million. The aggregate amount of unrealized losses of these securities were not significant, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss were not material as of June 30, 2020.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2020:

	June 30, 2020
	Amortized Cost	Fair Value

(in thousands)
Less than one year	$264,713	$265,534
Greater than one year but less than five years	223,369	228,318
Total	$488,082	$493,852

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2020	2019

(in thousands)
Machinery and equipment	3-5 years	$45,801	$36,414
Furniture and fixtures	3 years	1,376	1,376
Computer equipment	3 years	2,311	1,828
Capitalized software held for internal use	3 years	6,578	5,917
Leasehold improvements	Lesser of useful life or lease term	12,968	11,556
Construction-in-process		2,376	7,716
		71,410	64,807
Less: Accumulated depreciation and amortization		(45,485)	(41,524)
Total Property and Equipment, net		$25,925	$23,283

During the six months ended June 30, 2020, the increase in net property in equipment was due to purchases of new equipment for our laboratory located in Texas to expand testing capabilities, offset by depreciation expense of $4.0 million recorded in the six months ended June 30, 2020. The Company did not incur an impairment charge during the six months ended June 30, 2020.

Other Assets

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed (as described in Note 10, Debt) and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments. In April 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed for extending the expiration date to draw the unused borrowing capacity until December 31, 2019. The Company previously classified $1.2 million out of the total debt issuance costs in noncurrent assets for the unused borrowing capacity of $50.0 million. The debt discount was amortized on a straight-line basis over the remaining term of the loan. Since the option to draw the unused borrowing capacity has expired as of December 31, 2019, the Company reclassed $0.9 million, the unamortized portion of debt issuance cost previously classified in noncurrent assets, to long-term debt financing. Subsequently, the debt was extinguished (See Note 10, Debt) and accordingly, as of June 30, 2020, total unamortized remaining in noncurrent assets was zero.

As of June 30, 2020, other assets also included long-term advances to BGI Genomics of $10.0 million for future sequencing equipment and services. Furthermore, other assets include additional consideration estimated at $2.5 million in connection with the sale of Evercord, which represent the amount the Company is entitled to receive from the buyer as a percentage of collections on the transferred accounts receivable as part of the sale (i.e., receivables from third-party buyer). The consideration decreased from $4.7 million as of December 31, 2019 due to $1.0 million of net collections from the buyer and $1.2 million credit loss expense on the additional consideration. The credit loss expense was determined based on a recent collectability assessment of the accounts receivables transferred to the buyer on the disposal date.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	June 30,	December 31,
	2020	2019

(in thousands)
Accrued paid time off	$2,098	$1,850
Accrued commissions	7,154	5,767
Accrued bonuses	4,179	5,710
Other accrued compensation	3,152	2,761
Total accrued compensation	$16,583	$16,088

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2020	2019

(in thousands)
Reserves for refunds to insurance carriers	$13,100	$9,410
Accrued charges for outsourced testing	6,189	8,408
Testing and laboratory materials from suppliers	5,823	4,301
Marketing and corporate affairs	2,558	2,957
Legal, audit and consulting fees	4,596	2,873
Accrued shipping charges	658	305
Sales tax payable	1,142	1,691
Accrued specimen service fees	2,667	2,269
Clinical trials and studies	2,269	1,092
Operating lease liabilities, current portion	6,160	5,739
Fixed asset purchases	233	1,482
Other accrued expenses	7,687	8,516
Total other accrued liabilities	$53,082	$49,043

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers:

	June 30,	June 30,
	2020	2019

(in thousands)
Beginning balance	$9,410	10,012
Additional reserves	8,563	4,799
Reserves released and actual refunds	(4,873)	(3,914)
Ending balance	$13,100	$10,897

Reserves released into revenue	$1,622	$1,263

7. Leases

Operating Leases

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

The Company has also entered into leases of individual workspaces at premises located in different locations on a month-to-month basis and is not committed to an established lease term. The Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered as short-term leases. Expenses associated with short-term lease were not significant in the three months ended June 30, 2020.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

June 30,
2020
(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$6,160
Operating lease liabilities, long-term portion	23,115
Total operating lease liabilities	$29,275

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of June 30, 2020, the weighted-average remaining lease term was 2.72 years and the weighted-average discount rate was 10.77%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three and six months ended June 30, 2020, total lease expense recognized in the condensed statements of operations and comprehensive loss were $1.9 million and $3.9 million, respectively. The lease expense for the three and six months ended June 30, 2019 were $2.0 million and $3.8 million, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.2 million and $4.4 million for the three and six months ended June 30, 2020, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of June 30, 2020 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2020 (remaining 6 months)	$4,439
2021	9,067
2022	9,319
2023	7,797
2024	2,400
2025 and thereafter	4,730
37,752
Less: imputed interest	(8,477)
Operating lease liabilities	$29,275

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

Illumina Litigation.

In March 2018, Illumina, Inc., or Illumina, filed a lawsuit (the ’831 lawsuit) against the Company in the United States District Court for the Northern District of California, alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ’831 patent) and seeking, among other relief, damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. In August 2018, the Company filed a counterclaim against Illumina, alleging that certain of Illumina’s NIPT tests infringe on the Company’s U.S. Patent No. 8,682,592 (the ’592 patent) and seeking, among other relief, damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs (together with the ‘831 lawsuit, the “Illumina Litigation”). On June 13, 2019, Illumina filed a petition for inter partes review of the ’592 patent, which petition has been instituted. On May 8, 2020, the parties settled the Illumina Litigation pursuant to which all claims in the Illumina Litigation, including compulsory counterclaims, relating to NIPT and PGS/PGD activities occurring before the date of such settlement were resolved and dismissed. Such settlement does not impact the inter partes review of the ’592 patent, or a pending patent opposition proceeding against Illumina’s European Patent No. 3006573.

CareDx Litigation Matters.

On March 26, 2019, CareDx, Inc., or CareDx, filed suit against the Company in the United States District Court for the District of Delaware (“CareDx’s Patent Case”). The suit alleges that the Company infringed two patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. On May 16, 2019, the Company filed a motion to dismiss CareDx’s Patent Case for failure to state a claim, and a hearing on the motion took place on November 21, 2019. On March 23, 2020, CareDx additionally alleged in an amended complaint that the Company infringed U.S. Patent No. 10,329,607. On June 12, 2020, Natera filed a motion for early summary judgment of invalidity against all three of CareDx’s patent assertions. On July 9, 2020, CareDx filed its opposition to the Company’s motion.

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

Other Litigation Matters.

On January 27, 2020, the Company filed suit against ArcherDX, Inc., or ArcherDX, in the United States District Court for the District of Delaware, alleging that certain ArcherDX DNA oncology products infringe Natera’s U.S. Patent No. 10,538,814. On April 15, 2020, Natera filed an amended complaint alleging additional ArcherDX DNA and RNA oncology products infringe Natera’s U.S. Patent Nos. 10,557,172; 10,597,708; and 10,590,482. The amended complaint seeks monetary damages and injunctive relief. On August 6, 2020, the Company filed an additional suit against ArcherDX in the United States District Court for the District of Delaware, alleging that certain ArcherDX DNA oncology products infringe Natera’s U.S. Patent No. 10,731,220 and seeking monetary damages and injunctive relief.

On June 17, 2020, the Company filed suit against Progenity, Inc., or Progenity, in the United States District Court for the Western District of Texas, alleging that Progenity’s NIPT test infringes Natera’s U.S. Patent Numbers 9,228,234; 9,424,392; 10,227,652; 10,240,202; 10,266,893; and 10,522,242 (the “Natera Patents”). The complaint seeks treble damages and injunctive relief. The Company filed a second suit against Progenity in the United States District Court for the Northern District of Texas on June 19, 2020, alleging that Progenity’s NIPT test infringes the Natera Patents, and seeking treble damages and injunctive relief. On or about July 2, 2020, Progenity filed suit against the Company in the United States District Court for the Southern District of California, seeking declaratory judgment of non-infringement of the Natera Patents.

On or about June 1, 2020, a suit was filed against the Company in the United States District Court for the District of Delaware by Ravgen, Inc., alleging infringement of U.S. Patent Nos. 7,727,720 and 7,332,277. The complaint seeks monetary damages and injunctive relief.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of June 30, 2020 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$5,525	December-2021
Material supplier	11,220	May-2030
Application service providers	8,727	Jan-21 - Dec-24
Gene sequencing reagents and kits provider	473	April-2021
Software Development Provider	1,442	December-2024
Other material suppliers	8,841	Various
Total	$36,228

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

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company has assessed the performance-based award with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the performance-based and market-based awards as of June 30, 2020:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	119	184	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	—	(2)	Fair Market Value
Q3 2019	—	50	—	25	(1)	Monte-Carlo Simulation
Q1 2020	150	300	—	—	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	—	(3)	Fair Market Value
Q1 2020	129	—	—	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	—	(3)	Fair Market Value

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

The Company has recognized $3.8 million and $5.2 million in stock-based compensation for performance-based awards for the three and six months ended June 30, 2020, respectively. The Company has recognized $0.8 million and $0.8 million in stock-based compensation for performance-based awards for the three and six months ended June 30, 2019, respectively.

   The fair value of performance-based awards with market conditions granted estimated using a Monte Carlo simulation model used the following inputs for the period ended June 30, 2020:

	June 30,
	2020
Risk-free interest rate	0.61%	—	1.64%
Expected dividend yield			0.00%
Expected volatility	55%	—	65%
Expected term (years)	5.25	—	7.25

Employee Stock Purchase Plan

There have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2019.  The Company has made 893,548 shares available for issuance under the Plan, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Board.

The first offering period of 2020 started on November 1, 2019 and ended on April 30, 2020, and 97,247 shares were purchased in the six months ending June 30, 2020 for proceeds of $3.1 million.

Stock Options

The following table summarizes option activity for the three months ended June 30, 2020:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Life	Value
(in thousands, except for contractual life and exercise price)				(In years)
Balance at December 31, 2019	6,416	8,497	$10.39	6.88	$197,955
Additional shares authorized	3,120	—
Options granted	(446)	446	$26.75
Options exercised	—	(1,037)	$10.42
Options forfeited/cancelled	84	(84)	$16.00
RSUs granted	(4,670)	—
RSUs forfeited/cancelled	210	—
Balance at June 30, 2020	4,714	7,822	$11.26	6.55	$301,915
Exercisable at June 30, 2020		5,523	$5.77	8.84	$226,552
Vested and expected to vest at June 30, 2020		7,682	$11.16	6.52	$297,314

Restricted Stock Units

The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2020:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
(in thousands, except for grant date fair value)
Balance at December 31, 2019	2,404	$19.86
Granted	2,335	$27.89
Vested	(578)	$15.50
Cancelled/forfeited	(105)	$21.58
Balance at June 30, 2020	4,056	$24.10

Stock-Based Compensation Expense

Stock based compensation is related to stock options and RSUs granted to the Company’s employees and is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards on a straight-line basis. No compensation cost is recognized when the requisite service has not been met and the awards are therefore forfeited.

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three months ended June 30, 2020 and 2019.

	Three months ended June 30,
	2020			2019
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$441	$—	$441	$215	$10	$225
Research and development	2,631	282	2,913	1,264	—	1,264
Selling, general and administrative	8,527	76	8,603	4,226	89	4,315
Total	$11,599	$358	$11,957	$5,705	$99	$5,804

	Six months ended June 30,
	2020			2019
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$755	$—	$755	$383	$10	$393
Research and development	4,313	442	4,755	2,157	—	2,157
Selling, general and administrative	13,779	85	13,864	6,873	432	7,305
Total	$18,847	$527	$19,374	$9,413	$442	$9,855

As of June 30, 2020, approximately $95.7 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.9 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. For the three and six months ended June 30, 2020, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended June 30,				Six months ended June 30,
	2020	2019			2020			2019
Expected term (years)	10.0	5.30	—	10.00	5.27	—	10.00	5.30	—	10.00
Expected volatility	53.94%	42.71%	—	43.49%	49.94%	—	58.53%	42.53%	—	43.49%
Expected dividend rate	0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	0.71%	1.78%	—	2.51%	0.44%	—	1.70%	1.78%	—	2.60%

As of June 30, 2020, total options outstanding include 65,485 shares of option awards that were granted to non-employees, of which 20,262 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For the three months ended June 30, 2020 and 2019, the Company recorded interest expense on the Credit Line of $0.2 million and $0.5 million, respectively; and for the six months ended June 30, 2020 and 2019, interest expense on the Credit Line of $0.5 million and $0.9 million was recorded, respectively. Interest payments on the Credit Line were made within the same periods. As of June 30, 2020, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $49.0 million.

2017 Term Loan

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, the Company borrowed $75.0 million, with the remaining $25.0 million available to borrow at the Company’s option at any time through December 31, 2018. Subsequently, the Company entered into several amendments and extended the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. After the amendments, the interest rate was equal to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR, provided the Company draw the minimum capacity of $25.0 million. If the amount drawn is less than $25.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, the Company issued an additional 25,000 shares of our common stock to OrbiMed. As of December 31, 2019, the Company did not exercise such option, and the right to draw the unused borrowing capacity has expired.

For the three months ended June 30, 2020 and 2019,  the Company recorded interest expense for the 2017 Term Loan totaling $0.4 million and $2.2 million, respectively, and $2.5 million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively, which also included the amortization of debt discount. Debt discount amortized as interest expense in the statements of operations and comprehensive loss for the three months ended June 30, 2020 was nominal and $0.1 million in the three months ended June 30, 2019. For the six months ended June 30, 2020 and 2019 debt discount amortized as interest expense was $0.1 million and $0.2 million respectively.

In April 2020, the Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed. The payment amount was $79.2 million, which includes the principal amount of $75.0 million, $3.8 million of early payment penalties, and $0.4 million in accrued interest. In accordance with ASC Topic 470, the Company accounted for this transaction as debt extinguishment. The difference between the reacquisition price of the debt and the net carrying amount of the debt on the extinguishment date is recorded in loss on debt extinguishment in our condensed consolidated statements of operations and comprehensive loss. The loss on debt extinguishment of was computed as follows:

June 30,
2020
(in thousands)
Debt principal balance	$75,000
Plus: early payment penalties	3,757
Reacquisition price of debt	$78,757

Debt principal balance	$75,000
Less: unamortized debt discount	(2,091)
Net carrying amount at extinguishment date	$72,909

Loss on debt extinguishment	$5,848

Convertible Notes

In April 2020, the Company issued $287.5 million aggregate principal amount of Convertible Notes due 2027 in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes were issued pursuant to an indenture in April 2020 between the Company and an institution of fiduciary asset as trustee. The Convertible Notes issued in the offering include an option to purchase an additional $37.5 million aggregate principal amount to the initial purchasers, which was exercised in full on the initial issuance.

The Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.25% per year, payable in cash semi-annually in arrears in May and November of each year, beginning in November 2020. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

The Company received net proceeds from the Convertible Notes of $278.3 million, after deducting the initial purchasers’ discounts and debt issuance costs. The Company used approximately $79.2 million of the net proceeds from the Convertible Notes offering to repay its obligations under the 2017 Term Loan with OrbiMed.

The holders of the Convertible Notes may convert all or a portion of their Convertible Notes at their option at any time prior to the close of business on the business day starting in February 2027 in multiples of $1,000 principal amount, under any the following circumstances:

●During any fiscal quarter commencing after September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day.
●During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that five-day consecutive trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day.
●If the Company calls any or all of the Convertible Notes for redemption at any time prior to the close of business on the second business day prior to the redemption date.
●Upon the occurrence of certain distributions.
●Upon the occurrence of specified corporate transactions.

As of June 30, 2020, none of the above circumstances had occurred, and as such, the Convertible Notes were not convertible. The value of Convertible Notes, if-converted, exceeds its principal amount by $39.8 million as of June 30, 2020. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Converted Notes are excluded from the net loss per share calculation as it would have an antidilutive effect.

The Convertible Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion rate of 25.7785 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $38.79 per share of common stock, convertible to 7,411,704 shares of common stock. The conversion rate and corresponding conversion price are subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued or unpaid interest. The holders of the Convertible Notes who redeem their Convertible Notes in connection with a make-whole fundamental change are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Convertible Notes may require the Company to repurchase for cash all or a portion of their Convertible Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.

The Company may not redeem the Convertible Notes prior to May 2024, and no sinking fund is provided for the Convertible Notes. The Company may redeem for cash all or any portion of the Convertible Notes, at the Company’s option, on or after May 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest.

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, as the Convertible Notes may be settled entirely or partially in cash upon conversion. The Company separately accounted for the liability component and equity component of the Convertible Notes by allocating the debt proceeds between the liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The Company used a discounted cash flow method and applied the average annual market yield of 7.832% as an input to measure its fair value. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial debt proceeds. The fair value of liability component of the Convertible Notes on the date of issuance was $201.9 million, and accordingly, the remaining proceeds of $85.6 million are allocated to the equity component on the date of issuance.  The carrying value of the liability component of the Convertible Notes is classified as long-term debt, and the equity component is classified as permanent equity in the Company’s condensed consolidated balance sheet as of June 30, 2020.

After allocating the proceeds of the debt and equity components, the Company further allocated $9.2 million initial purchasers’ debt discount and debt issuance cost of $8.6 million and $0.6 million, respectively. The debt issuance costs primarily consisted of legal, accounting, and other professional fees. These costs were allocated to the liability and equity components based on the allocation of the proceeds as follows:

	June 30,
	2020
	(in thousands)
	Amount	Equity Component	Debt Component
Debt Discount	$8,625	$2,568	$6,057
Debt Issuance Cost	558	166	392
Total	$9,183	$2,734	$6,449

The portion allocated to the liability component is amortized to interest expense using the effective interest method over the expected life of the Convertible Notes or approximately its seven-year term. The effective interest rate on the liability component of the Convertible Notes for the period from the date of issuance through May 2027 is 8.27%, which remains unchanged from the date of issuance.

The outstanding Convertible Notes balances as of June 30, 2020, are summarized in the following table:

June 30,
2020
(in thousands)
Liability Component
Outstanding Principal	$287,500
Unamortized debt discount and debt issuance cost	(90,024)
Net carrying amount	$197,476

Equity component, net of issuance costs	$82,873

As of June 30, 2020, the estimated fair value of the liability component of our Convertible Notes was $201.9 million and was based upon observable (Level II) inputs including pricing information from recent trades of the Convertible Notes. The estimated fair value of the equity component on the date of issuance is $85.6 million, resulting in a total fair value of $287.5 million for the Convertible Note at issuance.

The unamortized debt discount and issuance cost is comprised of $83.7 million of debt discount resulting from allocating proceeds to the equity component, $5.9 million of debt discount from the liability component representing the difference between the net proceeds received upon issuance of debt and the amount repayable at its maturity, and $0.4 million of debt issuance costs.

The following table presents total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2020:

June 30,
2020
(in thousands)
Cash interest expense
Contractual interest expense	$1,348
Non-cash interest expense
Amortization of debt discount and debt issuance cost	2,030
Total interest expense	$3,378

11. Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, for qualified improvement property. As of June 30, 2020, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions and does not expect interest expense to be deductible due to current and historical losses.

During the three and six months ended June 30, 2020, the Company recorded total income tax expense of approximately $15,000 and $38,000, respectively. During the three and six months ended June 30, 2019, the Company recorded total income tax expense of approximately $1.9 million and $2.0 million, respectively. The income tax expense is primarily attributable to foreign income tax expenses resulting from testing to clinics and licenses cloud-based software and intellectual property, that are based in a foreign country. There was no state income tax expense recorded for the three and six months ended June 30, 2020. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of June 30, 2020. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

As described in Note 10, Debt, the Company accounted for the issuance of the Convertible Notes by separating the Convertible Notes into separate liability and equity components. The portion of the proceeds allocated to equity created a basis difference at issuance and resulted in a deferred tax liability.  The debt issuance costs attributable to the equity component are deductible for tax and represent a deferred tax asset as of the issuance date.  However, since the Company has a full valuation allowance, both the deferred tax liability related to the equity component and the deferred tax asset related to the debt issuance costs had no impact to income tax expense in the three and six months ended June 30, 2020.

The Company had $9.3 million and $8.6 million in unrecognized tax benefits at June 30, 2020 and December 31, 2019, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2020, there were no accrued interest and penalties related to uncertain tax positions.

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

The following table provides the basic and diluted net loss per share computations for the three and six months ended June 30, 2020 and 2019.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss, basic and diluted	$(59,637)	$(32,416)	$(95,009)	$(66,507)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	79,069	68,224	78,681	65,542

Net loss per share, basic and diluted	$(0.75)	$(0.48)	$(1.21)	$(1.01)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2020 and 2019:

	June 30,
	2020	2019

(in thousands)
Options to purchase common stock	7,822	9,406
Restricted stock units	4,051	2,331
Employee stock purchase plan	51	54
Convertible Notes	7,411	—
Total	19,335	11,791

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a growing diagnostics company with proprietary molecular and bioinformatics technology that we deploy to change the management of genetic disease worldwide. Our goal is to develop and commercialize non- or minimally-invasive tests to evaluate risk for a wide range of genetic conditions, such as Down syndrome, the results of which can enable early detection, diagnosis and treatment. Our technology has been proven clinically and commercially in the prenatal testing space. We have begun translating this success into other areas, and we are leveraging our core expertise to develop products for oncology diagnostic applications as well as transplant rejection and organ health. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories.

We offer a comprehensive suite of thirteen products in reproductive health and prenatal testing – thirteen molecular diagnostic tests and a newborn stem cell banking offering to complement our prenatal testing portfolio – as well as our offerings in oncology and organ health, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, “NIPT,” as well as our Horizon Carrier Screening (“HCS”) tests. Commercialization of our products consisted of Spectrum Preimplantation Genetic Screening in 2009 and Spectrum Preimplantation Genetic Diagnosis in 2010; Anora Products of Conception (“POC”) in 2010; our non-invasive prenatal paternity test in 2011; Horizon Carrier Screening in 2012; Panorama NIPT in 2013; our microdeletions panel for Panorama in 2014; Constellation in 2015; Vistara, Signatera (RUO) and Panorama for twin pregnancies in 2017; and full-scale commercial launches of the CLIA version of Signatera and of Prospera in 2020.

In the quarter ended June 30, 2020, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) in San Carlos, California. A portion of our HCS, Vistara, and Signatera testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests; and research laboratories and pharmaceutical companies for our Signatera technology. We market and sell our prenatal screening tests both through our direct sales force and through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers which we have in-network contracts reimburse for NIPT procedures based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage.

The principal focus of our commercial operations currently is to distribute molecular diagnostic tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system and the test sample is routed into the appropriate sample flow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model. During the six months ended June 30, 2020, we processed 469,500 tests, comprised of approximately 444,000 tests accessioned in our laboratory, compared to approximately 394,700 tests processed during the six months ended June 30, 2019, comprised of approximately 368,300 tests accessioned in our laboratory. This increase in volume represents continuous commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2020 was 86%, an increase from 82% for the six months ended June 30, 2019. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2020 was 7%, an increase from 5% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the six months ended June 30, 2020 was 7%, down from 13% for the six months ended June 30, 2019, due primarily to the increase in US direct sales as a percentage of revenue.

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

For the six months ended June 30, 2020, total revenues were $180.5 million, compared to $141.2 million in the six months ended June 30, 2019. Revenues generated from our genetic testing accounted for $167.5 million or 93% of total revenues for the six months ended June 30, 2020; $128.5 million or 91% of total revenues for the six months ended June 30, 2019. For the periods ended June 30, 2020 and 2019, there were no customers exceeding 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $13.0 million, representing 7% of total revenues for the six months ended June 30, 2020. For the six months ended June 30, 2019, revenues from customers outside the United States were $18.5 million, representing approximately 13% total revenues. Most of our revenues have been denominated in U.S. dollars but we began to generate revenue in foreign currency in 2015, primarily denominated in Euros and Singapore Dollars.

Our net loss for the six months ended June 30, 2020 and 2019, were $95.0 million and $66.5 million, respectively. This included non-cash stock compensation expense of $19.4 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $794.6 million.

COVID-19 Impact

The COVID-19 pandemic continues to present a global public health and economic challenge and is affecting our business operations and the U.S. and other major economies and financial markets. The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of laboratory supplies and reagents or a suspension of services from other laboratories or third parties. We have also become increasingly dependent on growing and maintaining a network of mobile phlebotomy specialists who can provide testing capabilities, as many consumers are unable to visit clinics, hospitals or other testing facilities as a result of the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business because of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions as a result of COVID-19, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, a decline in consumer confidence, as well as limited or significantly reduced points of access of our products, could have a material adverse effect on the demand for some of our products, such as our products targeted for the IVF market. Decreased demand for our tests, particularly in the United States, could negatively affect our overall financial performance. A significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 has been significant, and the potential decrease in demand for our tests could have a disproportionately negative impact on our business and financial results.

Our test volumes in the second quarter of 2020 remained relatively flat from the previous quarter, however, test volumes may by adversely impacted by the COVID-19 pandemic. The average selling price of our genetic tests in second quarter of 2020 decreased slightly compared to the prior quarter which resulted in a negative impact to the results of operations. We cannot predict volatility of the volumes and selling process of our genetic tests. While it is too early to predict the full impact COVID-19 will have on our business, we expect it to potentially have an adverse impact on our financial results for at least the next quarter and potentially the full year, depending upon the timing of any lifting of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, we have implemented measures to protect the health of our employees and to support the functionality of our laboratories. We will continue to support and incur expenditures towards COVID-19 prevention and employee safety.

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

Sales of Panorama, HCS, Vistara, Anora, PGS, PGD, Signatera CLIA, and Prospera tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation software platform, and revenue recognized from the Qiagen, BGI Genomics, and Foundation Medicine agreements (collectively the “Strategic Partnership Agreements”), and Signatera research use only (“RUO”) offering are reported in licensing and other revenues.

In cases where we sell our tests through our laboratory partners, the majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests, and we are entitled to either a fixed price per test or a percentage of their collections. We also recognize licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. As of June 30, 2020, we are recognizing revenues on 15 licensing and service arrangements with laboratories under our cloud-based distribution model from which we recognized revenue from in the six months ended June 30, 2020.

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

Our financial performance has also been impacted by our larger in-network coverage with third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test may decrease as compared to out-of-network contracts. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing, and we intend to continue to mitigate the impact by driving more business from our most profitable accounts. In addition, our strategy to offer our tests to laboratory licensees via our Constellation cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, its associated gross margin is higher.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to Constellation clients, development and support services relating to our Strategic Partnership Agreements, and costs associated with specimens and Whole Exome Sequencing (“WES”) from both in-house and by third party providers, as well as labor costs, relating to our Signatera (RUO) offering.

We currently have 15 revenue generating licensing and service agreements with laboratories and continue to have active discussions with many other potential licensees under our Constellation distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin is higher. We expect our cost of licensing will increase in relation to volume growth.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be revenue recognition, leases, inventory, fair value measurements including the valuation of 2.25% Convertible Senior Notes due 2027 (the “Convertible Notes”), and stock-based compensation.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact to our condensed consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, of Item 1, Financial Statement, for recently adopted accounting pronouncements.

Revenue Recognition

We recognize revenues when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers.

Product Revenues

Product revenues are derived from contracts with insurance carriers, laboratory partners and patients in connection with sales of prenatal genetic tests. The majority of our revenues are derived from Panorama NIPT, HCS, and to a lesser extent, other genetic tests including Signatera CLIA and Prospera. We enter into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered to be third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, we sell tests to a number of domestic and international laboratory partners and identify the laboratory partners as customers provided that there is a test services agreement between us and them.

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

We also recognize revenues from our Strategic Partnership Agreements. The performance obligations are unique in each agreement and would typically require the license of intellectual property, development services, support services, and future test work. We also record revenues from the sale of IVD kits in licensing and other revenues.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended
	June 30,		Change
	2020	2019	Amount	Percent
(in thousands except percentages)
Revenues
Product revenues	$80,414	$65,099	$15,315	23.5%
Licensing and other revenues	6,058	9,256	(3,198)	(34.6)
Total revenues	86,472	74,355	12,117	16.3
Cost and expenses
Cost of product revenues	42,731	41,382	1,349	3.3
Cost of licensing and other revenues	4,208	2,443	1,765	72.2
Research and development	23,005	12,124	10,881	89.7
Selling, general and administrative	68,188	47,042	21,146	45.0
Total cost and expenses	138,132	102,991	35,141	34.1
Loss from operations	(51,660)	(28,636)	(23,024)	80.4
Interest expense	(4,038)	(2,721)	(1,317)	48.4
Interest and other income, net	1,924	836	1,088	130.1
Loss on debt extinguishment	(5,848)	—	(5,848)	100.0
Loss before income taxes	(59,622)	(30,521)	(29,101)	95.3
Income tax expense	(15)	(1,895)	1,880	(99.2)
Net loss	$(59,637)	$(32,416)	$(27,221)	84.0%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees, and revenues from our Signatera (RUO) offering. Total revenues increased by $12.1 million, or 16.3%, when compared to the three months ended June 30, 2019.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended June 30, 2020, total reported units were approximately 220,100, comprised of approximately 208,400 tests reported in our laboratory. Comparatively, during the three months ended June 30, 2019, total reported units were approximately 187,600, comprised of approximately 174,800 tests reported in our laboratory.

Product Revenues

During the three months ended June 30, 2020, product revenues increased by $15.3 million, or 23.5% compared to the three months ended June 30, 2019, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $3.2 million, or 34.6%, during the three months ended June 30, 2020 when compared to the three months ended June 30, 2019. The decrease in revenue was primarily due to a decline in revenues recognized from our Strategic Partnership Agreements of approximately $4.3 million. In addition, we recognized $2.1 million revenues from the Evercord offering during the three months ended June 30, 2019 while no revenues were recognized during the three months ended June 30, 2020. The decrease in revenue was offset by a $3.1 million increase in revenues from an oncology product offering.

Cost of Product Revenues

During the three months ended June 30, 2020, cost of product revenues slightly increased compared to the three months ended June 30, 2019 by approximately $1.4 million, or 3.3% primarily due to labor and higher overhead costs of approximately $3.9 million driven by the increase in accessioned cases of $3.1 million and $0.8 million of COVID-19 related costs (e.g., virus preventative supplies, hazard pay, and salary increases for essential workers). Further, we recorded higher costs related to inventory consumption of $2.3 million also driven by the increase in accessioned cases, which was partially offset by a net decrease of $4.7 million of specimen fees.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended June 30, 2020, when compared to the three months ended June 30, 2019, increased by $1.8 million, or 72.2%. During the three months ended June 30, 2020, the increase in licensing and other costs was primarily due to increases in costs to satisfy performance obligations for our Signatera (RUO) offering concurrently with the increase in Signatera (RUO) revenues and development costs for our Strategic Partnership Agreements of $3.3 million, partially offset by decreases of $1.5 million in cost related to the Evercord offering as we no longer offer this service starting in the third quarter of 2019.

Research and Development

Research and development expenses during the three months ended June 30, 2020 increased by $10.9 million, or 89.7%, when compared to the three months ended June 30, 2019. The increase was primarily driven by salary from headcount growth and consulting related expenditures of $8.4 million, clinical studies related our new product offerings of $1.8 million, and $0.7 million in corporate expenses including overhead, depreciation, and additional research and development workflow costs for the Austin, Texas laboratory facility.

Selling, General and Administrative

Selling, general and administrative expenses increased by $21.1 million, or 45%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $13.0 million from headcount growth as we expand our product offering, $4.2 million from increased stock-based compensation, $3.5 million of higher corporate and other expense associated with our third-party billing and collection vendors, equipment for remote work and supplies due to the COVID-19 pandemic, $1.5 million from higher outside service costs in connection with domestic and international consultants, audit and legal fees, and $0.6 million from higher tradeshow expenses. These increases were offset by a decrease of $1.7 million of travel related costs due to restrictions from the COVID-19 pandemic.

Loss on Debt Extinguishment

The loss on debt extinguishment of $5.8 million was a result of the repayment of the total outstanding principal and interest under the 2017 Term Loan with Orbimed in the second quarter of 2020. Refer to note 10, Debt, in Item 1, Financial Statements, for further details.

Interest Expense

Interest expense increased by $1.3 million, or 48.4%, in the three months ended June 30, 2020 compared to the same period in the prior year. The increase was primarily due to the issuance of the Convertible Notes in April 2020 with an outstanding principal balance of $287.5 million at a 2.25% interest rate (refer to note 10, Debt, in Item 1, Financial Statements, for details).

Interest and Other Income

Interest and other income for the three months ended June 30, 2020 increased $1.1 million compared to the same period in the prior year, primarily due to additional interest income from larger cash, cash equivalent and investments balances of $0.4 million, sublease income of $0.5 million, and other income of $0.2 million.

Comparison of the six months ended June 30, 2020 and 2019

	Six months ended
	June 30,		Change
	2020	2019	Amount	Percent
(in thousands except percentages)
Revenues
Product revenues	$167,460	$128,463	$38,997	30.4%
Licensing and other revenues	13,024	12,716	308	2.4
Total revenues	180,484	141,179	39,305	27.8
Cost and expenses
Cost of product revenues	84,251	82,987	1,264	1.5
Cost of licensing and other revenues	7,666	4,141	3,525	85.1
Research and development	41,230	23,559	17,671	75.0
Selling, general and administrative	133,869	90,874	42,995	47.3
Total cost and expenses	267,016	201,561	65,455	32.5
Loss from operations	(86,532)	(60,382)	(26,150)	43.3
Interest expense	(6,502)	(5,445)	(1,057)	19.4
Interest and other income, net	3,911	1,289	2,622	203.4
Loss on debt extinguishment	(5,848)	—	(5,848)	100.0
Loss before income taxes	(94,971)	(64,538)	(30,433)	47.2
Income tax expense	(38)	(1,969)	1,931	(98.1)
Net loss	$(95,009)	$(66,507)	$(28,502)	42.9%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees and revenues from our Signatera (RUO) offering. Total revenues increased by $39.3 million, or 28%, when compared to the six months ended June 30, 2019.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the six months ended June 30, 2020, total reported units were approximately 441,500, comprised of approximately 417,600 tests reported in our laboratory. Comparatively, during the six months ended June 30, 2019, total reported units were approximately 373,400, comprised of approximately 348,200 tests reported in our laboratory.

Product Revenues

During the six months ended June 30, 2020, product revenues increased by $39.0 million, or 30.4% compared to the six months ended June 30, 2019, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues increased by $0.3 million, or 2.4%, during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019. The increase in revenues was due to $5.0 million from our oncology product offering. This was partially offset by a decrease of $3.6 million from the Evercord offering due to the sale of this business in the third quarter of 2019 and $1.3 million from our Strategic Partnership Agreements.

Cost of Product Revenues

During the six months ended June 30, 2020, cost of product revenues increased slightly by $1.3 million or 1.5% when compared to the six months ended June 30, 2019, primarily due to labor and higher overhead costs of approximately $7.2 million driven by the increase in accessioned cases and our HCS automation workflow of $6.2 million and $1.0 million of COVID-19 related costs (e.g., virus preventative supplies, hazard pay, and salary increases for essential workers). Further, we recorded higher costs related to inventory consumption of $3.6 million also driven by the increase in accessioned cases, which was partially offset by a net decrease of $8.9 million in specimen fees and $0.7 million in cost savings on shipping services.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, increased by $3.5 million, or 85.1%. During the six months ended June 30, 2020, the increases in licensing and other costs was primarily due higher costs to satisfy performance obligations for our Signatera (RUO) offering concurrently with the increase in Signatera (RUO) revenues and development costs for our Strategic Partnership Agreements of $5.7 million, partially offset by decreases of $2.2 million in cost related to the Evercord offering as we no longer offer this service starting in the third quarter of 2019.

Research and Development

Research and development expenses during the six months ended June 30, 2020 increased by $17.7 million, or 75.0%, when compared to the six months ended June 30, 2019. The increases were primarily driven by salary from headcount growth and consulting related expenditures of $13.8 million, $2.0 million for clinical studies related our new product offerings, $2.2 million of laboratory related expenditures primarily due to the expansion of the Austin, Texas laboratory facility, and $0.3 increase related to computer hardware purchases. This was partially offset by a decrease in corporate and overhead expenses of $0.6 million.

Selling, General and Administrative

Selling, general and administrative expenses increased by $43.0 million, or 47.3%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to higher salaries and related expenses of $22.0 million resulting from headcount growth as we expand our product offering and increases in payroll related expenses, $6.6 million from increased stock-based compensation, $5.5 million from higher outside service costs in connection with domestic and international consultants, audit and legal fees, $3.0 million from higher fees from our third-party billing and collection vendors, $1.6 million of larger trade show costs to promote new product lines, $1.2 million bad debt expense related to the Evercord receivable impairment recorded during the six months ending June 30, 2020, and $3.1 million higher corporate expenses, which primarily includes equipment for remote work and supplies due to the COVID-19 pandemic, business insurance, bank fees.

Loss on Debt Extinguishment

The loss on debt extinguishment of $5.8 million was a result of the repayment of the outstanding principal and interest under the 2017 Term Loan with Orbimed in the second quarter of 2020. Refer to note 10, Debt, in Item 1, Financial Statements, for details.

Interest Expense

Interest expense increased by $1.1 million, 19.4%, in the six months ended June 30, 2020 compared to the same period in the prior year. The increase was primarily due to the issuance of the Convertible Notes in April 2020 with an outstanding principal balance of $287.5 million at a 2.25% interest rate (refer to note 10, Debt, in Item 1, Financial Statements, for details).

Interest and Other Income

Interest and other income increased by $2.6 million for the six months ended June 30, 2020, compared to the same period in the prior year, primarily due to additional interest income from larger cash, cash equivalent and investments balances of $1.4 million, sublease income of $1.0 million, and $0.2 million from other income.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2020, we had a net loss of $95.0 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2020, we had an accumulated deficit of $794.6 million. We had $77.4 million in cash and cash equivalents and restricted cash, $493.9 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes to the initial purchasers in a private placement and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed (see Note 10, Debt, in Item 1, Financial Statements).

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

In April 2019, we completed an underwritten equity offering and sold 6,052,631 shares of common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of the underwriting discount. In October 2019, we completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 6, 2020.

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

2017 Term Loan

In August 2017, we entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, we borrowed $75.0 million, with the remaining $25.0 million available to borrow at our option at any time through December 31, 2019. Subsequently, we entered into several amendments and extended the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. After the amendments, the interest rate was equal to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR, provided we draws the minimum capacity of $25.0 million. If the amount drawn is less than $25.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, we issued an additional 25,000 shares of our common stock to OrbiMed. We did not exercise such option, and the right to draw the unused borrowing capacity has expired. In April 2020, we used a portion of the net proceeds from the offering of the Convertible Notes to repay our obligations under its 2017 Term Loan with OrbiMed.

Convertible Notes

In April 2020, we issued $287.5 million aggregate principal amount of Convertible Notes in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes were issued pursuant to an indenture in April 2020 between we and an institution of fiduciary asset as trustee. The Convertible Notes issued in the offering include an option to purchase an additional $37.5 million aggregate principal amount to the initial purchasers, which was exercised in full on the same day of issuance.

The Convertible Notes are senior, unsecured obligations of we and bear interest at a rate of 2.25% per year, payable in cash semi-annually in arrears in May and November of each year, beginning in November 2020. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We received net proceeds from the Convertible Notes of $278.3 million, after deducting the initial purchasers’ discounts and debt issuance costs. We used approximately $79.2 million of the net proceeds from the Convertible Notes offering to repay our obligations under the 2017 Term Loan with OrbiMed.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
(in thousands)
Cash used in operating activities	$(76,080)	$(35,751)
Cash used in investing activities	(121,954)	(100,995)
Cash provided by financing activities	213,430	115,725
Net (decrease) increase in cash, cash equivalents and restricted cash	15,396	(21,021)
Cash, cash equivalents and restricted cash, beginning of period	61,981	51,004
Cash, cash equivalents and restricted cash, end of period	$77,377	$29,983

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2020 was $76.1 million. The net loss of $95.0 million includes $38.3 million in non-cash charges resulting from $4.0 million of depreciation and amortization, $3.9 million non-cash lease expense, $19.4 million of stock-based compensation expense, $2.2 million of amortization of debt discount, $1.9 million premium amortization and discount accretion on investment securities, $1.4 million provision for credit losses and a $5.8 million loss on debt extinguishment. These non-cash charges were offset by $0.3 million in other non-cash benefits. Operating assets had cash outflows of $16.9 million resulting from $6.0 million increases in accounts receivable, $5.4 million increases in inventory, and $5.6 million increases in prepaids and other current assets net of allowances for credit loss associated with receivables from third-party buyer, offset by $0.1 million decreases in other assets. Operating liabilities had cash outflows of $2.5 million resulting from a $4.9 million decrease in deferred revenue and $4.7 million decrease in accounts payable, offset by $6.6 million increase in other accrued liabilities and $0.5 million increase in accrued compensation.

Cash used in operating activities during the six months ended June 30, 2019 was $35.8 million. The net loss of $66.5 million includes $18.4 million in non-cash charges resulting from $4.0 million of depreciation and amortization, $3.8 million of non-cash lease expense, $9.9 million of stock-based compensation expense; amortization of debt discount, premium amortization and discount accretion on investment securities totaling $0.4 million, $0.2 million of inventory excess adjustments, and $0.1 million in other non-cash charges. Operating assets had $16.6 million cash outflow resulting from $0.8 million increases in accounts receivable, $1.8 million increases in inventory, $4.5 million increases in prepaid and other current assets, $9.5 million increases in other assets. Operating liabilities generated cash inflows of $28.9 million due to an increase of deferred revenues of $35.5 million primarily driven by prepaid license, royalties and one milestone payment from BGI, and an increase in other accrued liabilities by  $2.3 million, offset by a  decrease in accounts payable of $6.4 million and a decrease in accrued compensation of $2.5 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 totaled $122.0 million, which was comprised of purchasing new investments of $266.1 million and $10.1 million in acquisitions of property, plant and equipment, offset by $142.8 million from proceeds of investments maturities and $11.5 million proceeds from sale of investments.

Cash used in investing activities for the six months ended June 30, 2019 totaled $101.0 million, which was comprised of purchasing new investments of $162.2 million, acquisitions of property, plant and equipment of $1.6 million, offset by $62.8 million in proceeds resulting from maturities of investments.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020 totaled $213.4 million comprised of net proceeds from the issuance of the Convertible Notes for $278.3 million and $13.9 million cash proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan. This was offset by a $79.2 million repayment of the 2017 Term Loan with OrbiMed.

Cash provided by financing activities for the six months ended June 30, 2019 totaled $115.7 million. The cash proceeds were primarily comprised $107.6 million net of underwriting discount and issuance costs from the equity offering completed in the second quarter of 2019. The remainder were comprised of proceeds from exercise of stock options and shares purchased from the employee stock purchase plan.

Contractual Obligations and Other Commitments

See Note 8 – Commitments and Contingencies for details.

Off-Balance Sheet Arrangements

Other than our obligation to settle the conversion option under the Convertible Notes described in Note 10, Debt, in Item 1, Financial Statements, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.1 million gross debt outstanding on our Credit Line, including principal and accrued interest as of June 30, 2020. The interest rate for our Convertible Notes are fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $5.0 million annually in relation to amounts we would expect to earn, based on our short-term investments as of June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the ongoing pandemic of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, our personnel located at our headquarters in California and elsewhere in the United States and in other countries have been subject to shelter-in-place or stay-at-home orders from state and local governments for the past several months. These measures have adversely impacted and may further impact our employees and operations, and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and are expected to continue to adversely affect demand for our tests. Many of our customers, including hospitals and clinics, have suspended non-emergency appointments and services, which has resulted in a significant decrease in our test volume. In addition, because we rely heavily on our direct sales force to sell our tests, we expect our sales cycle, particularly for new customers, will be significantly impacted. Travel bans, restrictions and border closures have also impacted our ability to ship test kits to and receive samples from our customers. In addition, certain aspects of our business, such as laboratory processes, cannot be conducted remotely. These measures by government authorities may continue to remain in place for a significant period of time and they are likely to continue to adversely affect our test volume, sales activities and results of operations.

In addition, it may be more difficult for us to develop new products for commercial release, as we expect it will be more difficult to complete our research and development efforts and commence and complete clinical trials while the pandemic is ongoing. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19, disruptions to our or our customers’ operations, and any related economic impact.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences) and increase our operating costs, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

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

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the pandemic, as well as limited or significantly reduced points of access of our products, could have a material adverse effect on the demand for some of our products, such as our products targeted for the IVF market. Decreased demand for our tests, particularly in the United States, could negatively affect our overall financial performance. A significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 continues to be significant, and the potential decrease in demand for our tests could have a disproportionately negative impact on our business and financial results.

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue. Our stock price has also experienced volatility during this time, including occasional significant declines, and such declines may repeat or continue for the foreseeable future.

We do not yet know the full extent and duration of the impact of the COVID-19 pandemic on our business, our operations, and the global economy as a whole, and there are no comparable recent events which may provide guidance in this respect. However, the effects have impacted our business and operations, we expect that they will continue to have a material adverse impact on our business and results of operations.

We derive the significant majority of our revenues from Panorama and Horizon, and if our efforts to further increase the use and adoption of Panorama and Horizon or to develop new products and services in the future do not succeed, our business will be harmed.

Historically, including for the three months ended June 30, 2020 and the year ended December 31, 2019, the significant majority of our revenues were derived from sales of our Panorama NIPT and our Horizon carrier screening, or HCS, test, and we expect this to continue to be the case. With respect to Panorama in particular, continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs and carrier screening tests continue to evolve. We cannot guarantee that physicians will recommend and order Panorama or Horizon, and our laboratory distribution partners and licensees may not actively or effectively market Panorama or Horizon.

Our ability to increase sales and establish significant levels of adoption and reimbursement for Panorama and Horizon is uncertain, and it may be challenging for us to achieve profitability for many reasons, including, among others:

●	the market for our tests may not grow as we expect; in particular, NIPTs may not gain acceptance for use in the average-risk pregnancy population or as a screen for microdeletions, which would limit the market for Panorama, and we may fail to compete successfully in this market, whatever size;
●	if we are unable to demonstrate that our tests are superior to competing tests, laboratories, clinics, clinicians, physicians, payers and patients may not adopt use of Panorama, Horizon or our other tests on a broad basis, and may not be willing to pay the price premium over competing tests that we have, to date, been able to achieve;

●	third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama or Horizon, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, or may set the amounts of any reimbursements at prices that do not allow us to cover our expenses; in fact, many third-party payers currently have negative coverage determinations or otherwise do not reimburse for average-risk patient populations or for microdeletions screening and we expect low reimbursement rates for microdeletions screening to continue, at least in the near term; also, most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;
●	third-party payers have increasingly required that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama, Horizon and our other tests;
●	the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish or that comes from the commercial use of our tests may be inconsistent with prior data, may raise questions about the performance of our tests, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of our tests; furthermore, we may be unable to achieve stable reimbursement for microdeletions unless and until sufficient validation data on the sensitivity and specificity of our test for these conditions become available, which may take longer than we anticipate;
●	we may experience supply constraints, including those due to the failure of our key suppliers to provide required sequencers and reagents in sufficient amounts or of adequate quality or disputes with our key suppliers, including those with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, who is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata, and with whom we are currently involved in patent proceedings as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements;
●	we may experience increased cost of product revenues, and cost of licensing and other revenues, as a percentage of total revenues, as has been the case in previous fiscal periods;
●	the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell Panorama, Horizon or our other tests, including requiring FDA clearance or approval for the sale of Panorama or Horizon or of the sequencers, reagents, kits and other consumable products that we purchase from third parties in order to perform our testing;
●	our laboratory partners may choose to develop their own tests that are competitive with ours or offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market our tests; and competitors may develop and commercialize more effective and/or less expensive tests that deliver comparable results as our tests;
●	we may fail to adequately protect or enforce our intellectual property relating to our tests, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as each of Illumina and CareDX, Inc. have done in lawsuits filed against us, as discussed further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements; if we are required to pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running our tests, we may experience increased costs in running our tests, and we may be unable to pass such costs on to our customers;
●	we may be unable to dedicate adequate resources to the maintenance and further technological advancement of Panorama and Horizon that are necessary for such tests to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our continuously expanding portfolio of products and programs, including our Signatera and Prospera tests;

●	in the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms for Panorama, we may be unable to do so in a commercially sustainable way and that could survive claims of infringement of intellectual property rights of Illumina and other competitors, in a timely manner or at all; and
●	we may not be successful in commercializing our cloud-based distribution model.

If the market for Panorama or Horizon, or our market share for either test, fail to grow or grow more slowly than expected, our business, operating results and financial condition will be harmed.

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering and our registered public equity offerings. Our net loss for the three months ended June 30, 2020 and 2019 was $59.6 million and $32.4 million, respectively. As of June 30, 2020, and December 31, 2019, we had an accumulated deficit of $794.6 million and $699.2 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, Panorama, Horizon and our other products, improve these products, and research and develop and commercialize new products, which increasingly are in industries that are new to us, such as oncology and organ health.

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

Our success will depend in part on our ability to effectively introduce enhanced or new offerings. The focus of our research and development efforts have expanded beyond reproductive health products, as we are now also applying our expertise in processing and analyzing cell-free DNA in the fields of cancer monitoring and organ health. In recent years we have developed and/or launched several new products or enhanced versions of existing products, including our first offerings in oncology and in organ transplantation, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients’, clinicians’, payers’ and other counterparties’ attitudes and needs as well as emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We have relatively limited experience developing and commercializing cell-free DNA tests outside of the reproductive health space, and we may not be successful in our current or future efforts to do so. We also have limited experience forecasting our future financial performance from our new products, including non-NIPT types of cell-free DNA tests, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock and the trading price of our Convertible Notes to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for MRD assessment and recurrence surveillance, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama and with Horizon.

We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SNP-based Microdeletions and Aneuploidy RegisTry, or SMART, study, or due to changes in study design or other unforeseen circumstances, such as our decisions to expand our SMART study; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require. The data collected from any studies we complete may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests. This is particularly true with respect to testing in the average-risk pregnancy population and for microdeletions screening using our Panorama test. For example, in January 2017 we published data from our DNAFirst study showing that NIPT can be effectively and appropriately offered as a primary screen for all pregnant women regardless of risk due to maternal age or other factors; while this study is a key piece of our evidence package that we believe has led to favorable average risk NIPT coverage decisions by many prominent insurers, we cannot be certain whether or to what extent it has impacted such coverage, or adoption, of Panorama in the average-risk population.

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

In addition, as further described in the risk factor entitled “—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls,” development of the data necessary to obtain regulatory clearance and approval of a test is time-consuming and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, or could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, any of which could have a material adverse effect on our business, operating results or financial condition.

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

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our principal competition in reproductive health comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the fields of oncology and organ transplantation, and face competition in these business areas from other companies, many of which are larger, more established and have more experience and more resources than we do. Some companies in the ctDNA-based liquid biopsy field are expanding their research and development efforts to include tracking more tumor-specific variants and/or other biomarkers in addition to ctDNA, on the basis that these analyses may collectively result in improved sensitivity and earlier detection than currently available tests, such as Signatera. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Myriad Genetics, Inc., which has acquired Counsyl, Inc; Invitae Corp.; Bio-Reference, a business unit of OPKO Health, Inc.; Quest; Premaitha Health PLC; BGI; Progenity; and NxGen. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Myriad Genetics, Inc.; Mount Sinai Genomics, Inc. d/b/a Sema4; Invitae Corp.; Progenity; Quest; Recombine Inc.; GeneDx, Inc., a subsidiary of Bio-Reference; and GenPath Diagnostics, a business unit of Bio-Reference. In the field of ctDNA-based MRD assessment and recurrence surveillance, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Diagnostics, a division of Roche; Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc.; Exact Sciences Corp.; Inivata, Inc.; C2i Genomics, Inc.; and ArcherDX, Inc., which has entered into an agreement to be acquired by Invitae Corp. In the field of transplant rejection, our primary competitors include CareDx, Inc. and Eurofins Viracor, Inc. We expect that competition in these spaces will continue to increase.

Some of our competitors’ products and services are sold at a lower price than ours, which could cause sales of our tests and services to decline or force us to reduce our prices. Our current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. We are increasingly subject to litigation with our competitors; for example, as disclosed elsewhere in these Risk Factors and Report, we are or have recently been in active litigation with competitors in each of the reproductive health, oncology and organ transplantation fields, which involve considerable costs to us as well as management time and attention. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

We may not be successful in commercializing our cloud-based distribution model.

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including in the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities as LDTs, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of July 15, 2020, only 15 licensees are using Constellation commercially to market NIPT products and one licensee is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, if a test developed by any of our licensees under our cloud-based distribution model in the United States is found not to be an LDT, the licensee may not be able to market its test, and we would not receive the anticipated revenues from that licensee.

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

Among the risks to our business and results of operations from our Constellation model are the following:

●	our and our licensees’ ability to obtain required regulatory authorizations from the FDA and international regulatory agencies as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model;”
●	supply constraints, including with respect to the blood collection tubes that are used for our Panorama test and that are supplied by Streck, Inc., or Streck, as further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers;”
●	allegations or potential third-party claims that the tests, based on our technology, developed by our licensees violate such third parties’ intellectual property rights in the territories in which our licensees commercialize their tests;
●	licensing portions of our proprietary technology to third parties that may not take the same security precautions as we do to protect this information; and
●	an inability to achieve anticipated benefits and costs savings.

If we or other cloud-based solution providers experience security incidents, loss of customer data or disruptions in delivery or other problems, the market for cloud-based solutions in the diagnostics industry, including our solutions, may be adversely affected. Such events could also result in potential lawsuits and liability claims, which could have a material adverse effect on our business. If there is a reduction in demand for cloud-based solutions caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products or other challenges, we may not be successful in executing our Constellation business model, and our results of operations may be adversely affected..

We may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, marketing and billing efforts.

Approximately 86% and 80% of our total revenues for the three months ended June 30, 2020 and the year ended December 31, 2019, respectively. were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions, and our expansion of these functions in line with the overall growth in our business. We continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “—Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties;” moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As described further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, a purported class action lawsuit has been filed against us, alleging that we sent an unauthorized text message to a plaintiff’s cellular telephone. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

Our success depends on the market’s confidence that we can provide reliable, high-quality testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes continue to increase and our product portfolio continues to expand. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama experiences a higher rate than advertised for other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may also become subject to legal claims arising from such limitations, errors, or inaccuracies.

Our tests use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes, or fluctuations in external variables, may result in sensitivity or specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we have experienced and will likely continue to experience on occasion as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing processes, and any refinements we make may not improve our tests as we expect and may result in unanticipated issues that may adversely affect our test performance as described above, which we have experienced in the past. Such operational, technical and other difficulties adversely affect test performance, may impact the commercial attractiveness of our products, and may increase our costs or divert our resources, including management’s time and attention, from other projects and priorities. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate, and could cause delays, downtime or other operational issues.

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

Our ability to successfully grow revenues for products or services in addition to Panorama and Horizon, is uncertain and is subject to many of the risks we face with respect to Panorama and Horizon. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights, which has occurred, as disclosed elsewhere in these Risk factors, with respect to litigation with Illumina regarding Panorama, with ArcherDX regarding Signatera and with CareDx regarding Prospera. In addition, because our revenues from Horizon now represent a significant proportion of our overall revenues, any adverse impact we experience with respect to Horizon could result in an impact to our overall revenues, or a component of such overall revenues; for example, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall blended average selling price. If we are not able to increase adoption of and grow revenues for our products or services, our business and results of operations may be adversely affected.

We began offering our Vistara single-gene mutations screening test in May 2017; our Signatera cancer recurrence monitoring offering for research use only in August 2017; our twin pregnancies screening capability for Panorama in October 2017; and, on a limited basis, both our Signatera CLIA test and Prospera transplant rejection test in 2019, with full-scale commercial launches of both Signatera and Prospera in 2020. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulties with launching a new offering, including risks inherent in launching multiple new offerings simultaneously. Our Signatera and Prospera offerings, while based upon our core molecular diagnostic technology, are in fields that are new to us; and Vistara is subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our Vistara, Signatera or Prospera offerings will be successful.

If our primary CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We have recently expanded our laboratory operations capacity in Austin, Texas to support continued growth in our Panorama and Horizon tests and to help ensure business continuity. We are still ramping up our test processing capacity and abilities at this location, including by obtaining recognition as a Medicaid provider in certain states in which we are not already credentialed, which is required in order for us to obtain reimbursement from each such states’ Medicaid program, as further described in the risk factor entitled “—Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from the Medicare program and state Medicaid programs.” We currently otherwise have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our primary San Carlos, California laboratory facility. Our Signatera and Prospera tests are currently also performed at our San Carlos facility, and our efforts in oncology and organ health represent significant areas of focus for us, both operationally and financially. Our San Carlos facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our San Carlos facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We have sourced and will continue to source components of our technology, including sequencers, reagents, tubes and other laboratory materials, from third parties. In particular, our sequencers, many of our reagents, including for Panorama, Horizon and Signatera as described below, and our blood collection tubes, are sole sourced.

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, Horizon, Signatera and Prospera, along with certain hardware and software, pursuant to a supply agreement that expires in May 2030. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which was acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Illumina has granted us certain rights to Illumina’s intellectual property related to NIPT, including the pooled intellectual property, for running our own tests; however, we do not have an express license to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, we have been involved in patent infringement litigation against Illumina, as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, which we and Illumina have largely settled; however, there remains outstanding a challenge by Illumina to the validity of our patent that was subject to the litigation, as well as a pending patent opposition proceeding by us against a European patent held by Illumina. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In particular, while we are seeking to validate our tests on additional sequencing platforms, such as under our license agreement with BGI Genomics Co., Ltd., or BGI Genomics, we have not, to date, validated any alternative sequencing platform on which our testing could be run in a commercially viable manner. These efforts will require significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any such sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

In addition, our Panorama test is currently only validated to be performed using Streck’s blood collection tubes, and Streck is the sole supplier of the blood collection tubes included in our Panorama test under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. Similarly, all of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology. We also only use Streck tubes for the primary analysis of Signatera results, and for our Prospera test. Furthermore, the blood collection tubes supplied by Streck are intended for research use only and are labeled as RUO. Our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are also labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the supplier of the product. If this were to occur with respect to Streck, Illumina or any of our other suppliers of RUO products, we could be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. In addition, Streck’s blood collection tubes have not been registered as a medical device in all countries in which we market our Panorama test. As discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model,” the regulatory authorities in some of these countries may determine that such registration is required, which could impact our ability to offer Panorama in such countries. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

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

In the event of any adverse developments with our sole suppliers, or if any of our sole suppliers modifies any of the components they supply to us, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design or re-validate our products. In addition, if we obtain FDA clearance, approval or authorization for any of our tests as an in vitro diagnostic, or IVD, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts for such an IVD, as further described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.” Our failure to maintain a continued supply of components, or a supply that meets our quality control requirements, or changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers, particularly in the case of sole suppliers such as Streck and Illumina, could result in the loss of access to important components of our tests and impact our test performance or affect our ability to perform our tests in a timely manner or at all, which could impair, delay or suspend our commercialization activities. In the event that we transition to a new supplier from any of our sole suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance of our tests or could require that we re-validate our affected tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We rely on commercial courier delivery services to transport samples to our facilities in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.

Our core business depends on our ability to quickly and reliably deliver test results to our customers. We typically receive blood samples for analysis at our laboratory facilities within days of collection from the patient. Disruptions in delivery service, whether due to error by the courier service, labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons, could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy. Although we take measures to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our technology and other third party service providers and their subcontractors, are nevertheless inherently vulnerable, to some extent, to cyber-attacks by hackers or viruses or breaches due to employee error, technical error, malfeasance or other disruptions. We have on occasion experienced such disruptions. Any such breach or interruption could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability or penalties under laws and regulations that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, state privacy regulations such as the California Consumer Privacy Act. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

The marketing, sale, and use of Panorama, Horizon and our other products could result in substantial damages arising from product liability or professional liability claims that exceed our resources.

The marketing, sale and use of Panorama, Horizon and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama, Horizon and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Even though Panorama and our other tests are highly accurate, they are not 100% accurate and we may report false negative results. If the resulting baby with the condition is born, the family may file a lawsuit against us claiming product or professional liability, as has happened in the past and may happen in the future. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

Our overall test volumes grew from approximately 515,200 to 668,600 and further to 804,300 tests processed during the years ended December 31, 2017, 2018 and 2019, respectively, and since 2009 we have launched 16 product offerings, four of them in 2017 alone and additional products launched or planned for 2020. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows, as with Panorama in 2017 and Horizon in 2018. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and implement increases in scale. We will need additional or new equipment, laboratory space and qualified laboratory personnel, and will need to increase office and laboratory space, expand our customer service capabilities, implement billing and systems process improvements, enhance our controls and procedures and expand our internal quality assurance program and technology platform. The value of Panorama, Horizon and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as we have experienced in the past.

In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. We have launched eight new products in since 2017, three of which are in markets or industries new to us. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2019, we had federal and state NOL carryforwards of approximately $514.0 million and $271.6 million, respectively, which, if not utilized, begin to expire in 2027 and 2028, respectively. Approximately $194.2 million of these federal NOLs can be carried forward indefinitely. We also had federal research and development credit carryforwards of approximately $15.7 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $13.0 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

Our business depends on our ability to obtain and maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. It continues to be the case that we do not expect to receive reimbursement for a significant number of Panorama tests for average-risk patients and for microdeletions that we perform. In addition, while our Signatera test received a Medicare positive draft local coverage determination for certain forms of colorectal cancer in August 2019, that local coverage decision has not been finalized and it remains unclear whether and to what extent Signatera will be reimbursed for this indication. Furthermore, while we have recently received a positive coverage decision for our Prospera test, we cannot guarantee that our test will continue to be reimbursed at the same or a similar rate as we have received thus far. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The American College of Medical Genetics, or ACMG, has issued updated guidelines recommending informing pregnant women that NIPT is the most sensitive screening option for Patau, Edwards and Down syndromes, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis, or ISPD, has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. However, the Society for Maternal Fetal Medicine, or SMFM, has issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. While we expect the ACMG and SMFM guidelines to result in an increase in the number of average-risk women who are informed of NIPT and that may request it as a result, not all third-party payers reimburse for NIPT for these average-risk patients. Currently, Aetna Inc., UnitedHealthcare Insurance Company and a number of other third-party payers (with the exception of a temporary expansion in coverage by one such third-party payer as a result of the COVID-19 pandemic) have negative coverage determinations for NIPT in average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. The SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience low reimbursement rates for Panorama for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including from our SMART study, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not reimburse.

In addition, a CPT code for microdeletions took effect in January 2017. We have experienced low average reimbursement rates for microdeletions under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, due to third-party payers declining to reimburse and as a result of reduced reimbursement, under the code, which has had, and we expect to continue to have, an adverse effect on our revenues. Also, a new CPT code for expanded carrier screening tests took effect in January 2019. The new code has caused and may continue to cause reimbursement rates for our broader Horizon carrier screening panel to decrease because those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

The reimbursement environment, particularly for molecular diagnostics, is continually changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third-party payers from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement coverage for our tests at any time and for any reason. In some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to reimburse for such tests. In addition, some third-party payers bundle payment for multiple tests or tests that screen for multiple conditions, such as our Horizon test or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Note 8—Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

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

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. In particular, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large deductible, which may cause payers to raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws. However, we have in the past received, and we may in the future receive, inquiries from third-party payers regarding our billing policies and collection practices. While we have addressed these inquiries as and when they have arisen, there is no guarantee that we will always be successful in addressing such concerns in the future, which may result in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action to seek reimbursement of previous amounts paid. Any of such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Additionally, if we were required to make a repayment, such repayment could be significant, which would impact our results of operations, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

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

Our revenues from Medicare are currently relatively small, given the population that Medicare covers, and the fact that our testing in women’s health, which has comprised the significant majority of our business, generally is not received by Medicare beneficiaries. As a result, we do not expect our Medicare revenues to change materially with regard to NIPT. However, Medicare reimbursement impacts our revenue from our Prospera test and will impact our future revenue from our Signatera test, as a large proportion of oncology and transplant patients are covered by Medicare. Furthermore, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program, including under a Medicaid managed care plan. Our primary San Carlos laboratory is currently recognized by 48 states as a Medicaid provider, and we are currently in the process of obtaining recognition of our Austin laboratory as a Medicaid provider in states in which the Austin laboratory is not already credentialed; however, even if we are recognized as a Medicaid provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, many state Medicaid programs only reimburse our testing at a very low dollar amount, or not at all. Low or zero-dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

We are in network, or under contract, with the significant majority of third-party payers from whom we receive reimbursement; this means that we have agreements with most third-party payers that govern approval or payment terms. However, these contracts do not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements have policies that state they will not reimburse for use of NIPTs for average-risk pregnancies or for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our agreements require a physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have increasingly required prior authorization to be obtained prior to conducting a test, as a condition to reimbursing for the test. This has placed a burden on our billing operations as we have to dedicate or source resources to ensuring that these requirements are met and to conduct follow-up and address issues as they arise, and has also impacted our results of operations, including our gross margins, since the fourth quarter of 2017, when these requirements began to take effect. To the extent we or the physicians ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled. This has occurred in some cases and may occur more frequently in the future, which does and would have an adverse impact on our revenues.

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

Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may nevertheless encounter disputes over pricing and billing. Among the factors complicating our billing of third-party payers are disparity in coverage among various payers; disparity in, and increasingly difficult, information and billing requirements among payers, including with respect to prior authorization requirements and procedures and establishing medical necessity; and incorrect or missing billing information, which is required to be provided by the ordering healthcare practitioner. These billing complexities, and the associated uncertainty in obtaining payment for our tests, could result in reduced reimbursement of our tests, which could harm our business, financial condition and results of operations.

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our ordering healthcare providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established by the AMA, CMS establishes payment levels and coverage rules under Medicare while private payers independently establish rates and coverage rules. A CPT code specific to NIPT for aneuploidies, and a CPT code for microdeletions, are in place, and CMS has established a pricing benchmark for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has decreased since the implementation of the microdeletions CPT code because third-party payers are declining to reimburse under this code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data and obtain positive coverage determinations for Panorama for microdeletions. In addition, a CPT code for expanded carrier screening tests has been implemented, which has caused and may continue to cause reimbursement rates for our Horizon expanded carrier screening tests to decline. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

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

The regulation by the FDA of LDTs remains uncertain. The FDA has laid out elements of a potential LDT regulatory framework, but has not established any regulatory requirements. The FDA has also sought to restrict the marketing of a number of LDTs used for pharmacogenomics. The FDA’s activities around regulating LDTs prompted the drafting of legislation governing diagnostic products and services that sought to substantially revamp the regulation of both LDTs and IVDs. Congress may still act to provide further direction to the FDA on the regulation of LDTs and substantially modify the regulation of IVDs.

In the meantime, the FDA could require us to seek premarket clearance, approval or authorization to offer our tests for clinical use even before it finalizes any future guidance. If FDA premarket clearance, approval or authorization is required for any of our existing or future tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we work to obtain FDA clearance, approval or authorization. Our business would be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance, approval or de novo authorization. For example, the regulatory premarket clearance, approval or de novo authorization process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed or plan to perform for each of our products and would involve submitting a premarket notification, or 510(k), a de novo application, or filing a PMA application with the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or authorizations. In addition, we may require cooperation in our filings for FDA clearance, approval or authorization from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances, approvals or authorizations, or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance, approval or authorization for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we have been party to certain intellectual property proceedings with Illumina as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. Furthermore, if FDA premarket clearance, approval or de novo authorization is required, our cash flows may be adversely affected until we obtain such clearance, approval or authorization, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

In May 2019, the FDA granted Breakthrough Device designation for our Signatera test for use in the post-surgical detection and quantification of ctDNA in the blood of patients previously diagnosed with certain types of cancer and in combination with certain drugs, which enables us to have increased interactions with FDA. We cannot assure you that this designation will lead to accelerated review or approval of our regulatory submissions for Signatera.

We cannot assure you that Panorama or any of our other tests for which we decide to pursue or are required to obtain premarket clearance, approval or de novo authorization by the FDA will be cleared, approved or authorized on a timely basis, if at all. In addition, if a test has been cleared, approved or authorized, certain kinds of changes that we may make to improve the test, or as a result of issues with suppliers of the components of the test or if a supplier modifies its component upon which our approval relies, may need to be cleared, approved or authorized by the FDA before we can implement them, which could increase the time and expense involved in implementing such changes commercially. Ongoing compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements, any of which may adversely impact our business and results of operations.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. Our laboratories located in San Carlos, California and Austin, Texas are both CLIA certified, and our main laboratory in San Carlos, CA is accredited by the College of American Pathologists, or CAP, a CMS-approved accreditation organization.  We intend to seek CAP accreditation for our Austin, TX laboratory as well.  To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA and/or state inspectors may conduct random inspections of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA, CAP or state requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation or state laboratory permit, as well as a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs and significant adverse publicity. Bringing our laboratory back into compliance with CLIA requirements could cause us to incur significant expenses and potentially lose revenues in order to address deficiencies and achieve compliance.

Some states require that we hold licenses or permits to test samples from patients in those states and as a result we are also required to maintain standards related to state licensure to conduct testing in our laboratories under state law. California state laboratory laws and regulations establish standards for the operation of our clinical laboratory and performance of test services in San Carlos, California as well as in our Austin, Texas laboratory, because our Texas laboratory receives specimens originating from California.  Additionally, all personnel involved in testing in our California laboratory must maintain a California state license or be supervised by licensed personnel. We maintain a license in good standing with the California Department of Public Health, or CAPH, for both our California and Texas laboratories. In addition, because we receive test specimens originating from New York, we have obtained a state laboratory permit for our San Carlos laboratory from the New York Department of Health, or DOH, which mandates proficiency testing regardless of whether the laboratory is physically located in New York. The New York state laboratory laws, regulations and rules are at least as stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services; and the laboratory director must maintain a Certificate of Qualification issued by New York’s DOH. As under CLIA, we are subject to routine on-site inspections or inspections in response to a complaint under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, CAPH or New York’s DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. We cannot assure you that the regulators in any state from which we have obtained a required license or permit will at all times find us to be in compliance with the applicable laws of their respective state, which may result in suspension, limitation, revocation or annulment of our laboratory’s license for that state or negative impact to our CLIA certificate, censure, or civil monetary penalties, and would result in our inability to test samples from patients in that state. Any such consequences could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

Changes in government healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and other third-party payers.

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by potentially significant and unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payers. Any such changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. We cannot predict the impact, if any, of governmental healthcare policy changes on our business, financial condition and results of operations.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing. This could adversely affect our test volumes and, in turn, our business, financial condition, results of operations, and cash flows. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, repeals the requirement under PPACA that consumers buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that fewer consumers may carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests, which could impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the CLFS that is designed to bring Medicare allowable amounts in line with the often lower negotiated payment rates paid by private payers. The implementation of the PAMA rates have negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and continue to be the subject of controversy in the industry. We believe that the new rates under PAMA will have minimal impact on our business in the near term because our revenues from Medicare are currently very low; however, we expect the new rates to have greater impact on us as we begin billing for our Signatera and Prospera testing. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of government health plans pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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

We are or have recently been engaged in patent infringement lawsuits and other intellectual property disputes against Illumina, CareDx, and ArcherDX, as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. We may become subject to and/or initiate future intellectual property litigation as our product portfolio, and the level of competition in our industry segments, grow.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are protected by valid and enforceable patents or are effectively maintained as trade secrets. We have worked to procure patents protecting our technologies, but our procurement efforts may not always be successful, and any patents we successfully procure may be challenged in ways that lead to post-procurement scope reduction or invalidity. For example, our U.S. Patent No. 8,682,592 is currently the subject of a petition for inter partes review filed by Illumina, which petition has been instituted, as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. These challenges may impede our ability to protect our proprietary rights from unauthorized use. In addition, any finding that others have claims of inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms.

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

In April 2020, we issued $287.5 million aggregate principal amount of 2.25% Convertible Senior Notes due 2027, or the Convertible Notes. Our indebtedness may:

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

Commencing December 31, 2019, we were no longer an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of December 31, 2019, we ceased to qualify as an “emerging growth company”, as defined by the Jumpstart Our Businesses Act of 2012, or the JOBS Act, because as of June 30, 2019, the market value of our common stock that was held by non-affiliates exceeded $700 million. As a result, we are no longer permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. As we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Compliance with these additional laws, rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.

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

As of June 30, 2020, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 11.56% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Public Company Accounting Oversight Board, or PCAOB, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations, including the implementation of ASU 2016-02, Leases (Topic 842), or accounting for the Convertible Notes, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before or after the announcement of a change in such principles. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. A discussion of these standards and other pending changes in GAAP, are further discussed in “Note 2—Summary of Significant Accounting Policies” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Recent Sales of Unregistered Securities

              None.

(b)         Use of Proceeds

Not applicable.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

As previously disclosed on our Current Report on Form 8-K filed on April, 16, 2020 with the Securities and Exchange Commission, on April 13, 2020, we issued and sold an aggregate principal amount of $287.5 million of our 2.25% Convertible Senior Notes due 2027 (the “Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by Morgan Stanley & Co. LLC (“Morgan Stanley”), J.P. Morgan Securities LLC (“J.P. Morgan”) and Cowen and Company, LLC (“Cowen”), as representatives (the “Representatives”) of the purchasers named therein (collectively, the “Initial Purchasers”) to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The net proceeds from the offering of the Notes, given the Initial Purchasers’ full exercise of their option to purchase additional Notes, were approximately $278.4 million after deducting the initial purchasers’ discount and estimated offering expenses payable by us.  We relied on these exemptions from registration based in part on representations made by the Initial Purchasers. To the extent that any shares of our common stock (“Common Stock”) are issued upon conversion of the Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof. A maximum of 9,634,700 shares of our common stock may be issued upon conversion of the Notes, subject to adjustment.

The Notes are convertible at an initial conversion rate of 25.7785 shares of our Common Stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $38.79 per share of Common Stock subject to adjustment. Prior to the close of business on the business day immediately preceding February 1, 2027, such conversion is subject to the satisfaction of certain conditions. On or after February 1, 2027, holders may convert all or a portion of their Notes at any time prior to close of business on the second business day immediately preceding May 1, 2027 regardless of such conditions. Upon conversion, holders will receive cash, shares of Common Stock or a combination of cash and shares of Common Stock, at our election.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture (including form of Note) with respect to the Company’s 2.25% Convertible Senior Notes due 2027, dated as of April 16, 2020, between the Company and Wilmington Trust, National Association, as trustee	8-K	001-37478	4.1	04/16/2020
10.1*	Sixth Amendment to Supply Agreement, dated May 8, 2020, by and between Registrant and Illumina, Inc.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NATERA, INC.

Date: August 6, 2020	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)