Form 10-Q
period 2020-09-30
Natera, Inc.
filed 2020-11-06
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 85,369,897.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	the extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama and Horizon;
●	our ability to increase demand for Panorama and Horizon, obtain favorable coverage and reimbursement determinations from third-party payers, and expand geographically;
●	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications, including our expectations regarding the results of our SNP-based Microdeletion and Aneuploidy RegisTry, or SMART, Study and our expectations that the results from such study may support broader use and reimbursement for the use of Panorama in average risk pregnancies and for microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize our oncology and organ health products;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	our ability to successfully commercialize our products through strategic or commercial partnerships, such as our agreements with BGI Genomics Co., Ltd. and Foundation Medicine, Inc., and our ability to enter into additional partnerships in the future;

●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, including our SMART study and our ongoing and planned trials in oncology and transplant rejection;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our estimates regarding our costs and risks associated with our international operations and international expansion;
●	our ability to retain and recruit key personnel;
●	our reliance on our direct sales efforts;
●	our expectations regarding acquisitions and strategic operations;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027 (the “Convertible Notes”) in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to fund our working capital requirements;
●	our compliance with federal, state, and foreign regulatory requirements;
●	the factors that may impact our financial results; and
●	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,351	$61,926
Restricted cash	178	55
Short-term investments	600,205	379,065
Accounts receivable, net of allowance of $3,080 in 2020 and $2,919 in 2019	70,674	53,351
Inventory	20,377	12,394
Prepaid expenses and other current assets, net	15,227	16,376
Total current assets	916,012	523,167
Property and equipment, net	28,249	23,283
Operating lease right-of-use assets	20,296	23,730
Other assets	12,156	12,476
Total assets	$976,713	$582,656
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,250	$8,604
Accrued compensation	22,450	16,088
Other accrued liabilities	62,893	49,043
Deferred revenue, current portion	51,227	56,016
Short-term debt financing	50,052	50,123
Total current liabilities	195,872	179,874
Long-term debt financing	199,959	73,656
Deferred revenue, long-term portion	23,128	23,808
Operating lease liabilities, long-term portion	21,444	26,297
Other long-term liabilities	310	310
Total liabilities	440,713	303,945

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2020 and December 31, 2019, respectively; 85,281 and 78,005 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	9	8
Additional paid in capital	1,383,727	976,955
Accumulated deficit	(852,906)	(699,171)
Accumulated other comprehensive income	5,170	919
Total stockholders’ equity	536,000	278,711
Total liabilities and stockholders’ equity	$976,713	$582,656

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands, except per share data)
Revenues
Product revenues	$93,286	$66,936	$260,746	$195,399
Licensing and other revenues	4,857	10,973	17,881	23,689
Total revenues	98,143	77,909	278,627	219,088
Cost and expenses
Cost of product revenues	46,873	40,138	131,124	123,125
Cost of licensing and other revenues	4,948	3,742	12,614	7,883
Research and development	26,421	12,796	67,651	36,355
Selling, general and administrative	75,678	56,715	209,547	147,589
Gain from disposal of business	—	(14,388)	—	(14,388)
Total cost and expenses	153,920	99,003	420,936	300,564
Loss from operations	(55,777)	(21,094)	(142,309)	(81,476)
Interest expense	(4,270)	(2,672)	(10,772)	(8,117)
Interest and other income, net	1,749	673	5,661	1,962
Loss on debt extinguishment	—	—	(5,848)	—
Loss before income taxes	(58,298)	(23,093)	(153,268)	(87,631)
Income tax expense	(25)	(44)	(63)	(2,013)
Net loss	$(58,323)	$(23,137)	$(153,331)	$(89,644)
Unrealized gain (loss) on available-for-sale securities, net of tax	(600)	63	4,251	1,410
Comprehensive loss	$(58,923)	$(23,074)	$(149,080)	$(88,234)

Net loss per share (Note 12):
Basic and diluted	$(0.72)	$(0.33)	$(1.93)	$(1.33)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	80,908	70,456	79,430	67,198

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Three months ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2019	70,035	$7	$733,137	$795	$(640,851)	$93,088
Issuance of common stock upon exercise of stock options	670	—	4,433	—	—	4,433
Vesting of restricted stock	145	—	—	—	—	—
Stock-based compensation	—	—	10,247	—	—	10,247
Unrealized gain on available-for sale securities	—	—	—	63	—	63
Net loss	—	—	—	—	(23,137)	(23,137)
Balance as of September 30, 2019	70,850	$7	$747,817	$858	$(663,988)	$84,694

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2018	62,083	$7	$607,236	$(552)	$(574,529)	$32,162
Issuance of common stock upon exercise of stock options	2,138	—	10,416	—	—	10,416
Issuance of common stock under employee stock purchase plan	132	—	2,147	—	—	2,147
Issuance of common stock for public offering, net	6,053	—	107,595	—	—	107,595
Issuance of common stock to Orbimed	25	—	506	—	—	506
Vesting of restricted stock	419	—	—	—	—	—
Stock-based compensation	—	—	20,102	—	—	20,102
Unrealized gain on available-for sale securities	—	—	—	1,410	—	1,410
Cumulative-effect adjustment upon adoption of ASU 2018-07	—	—	(185)	—	185	-
Net loss	—	—	—	—	(89,644)	(89,644)
Balance as of September 30, 2019	70,850	$7	$747,817	$858	$(663,988)	$84,694

	Three months ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2020	79,717	$8	$1,093,072	$5,770	$(794,583)	$304,267
Issuance of common stock upon exercise of stock options	498	—	4,974	—	—	4,974
Issuance of common stock under ESPP	—	—	—	—	—	—
Issuance of common stock for public offering, net	4,792	1	270,649	—	—	270,650
Vesting of restricted stock units	274	—	—	—	—	—
Stock-based compensation	—	—	15,032	—	—	15,032
Unrealized gain (loss) on ST investments	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(58,323)	(58,323)
Balance as of September 30, 2020	85,281	$9	$1,383,727	$5,170	$(852,906)	$536,000

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	78,005	$8	$976,955	$919	$(699,171)	$278,711
Issuance of common stock upon exercise of stock options	1,534	—	15,782	—	—	15,782
Issuance of common stock under ESPP	97	—	3,062	—	—	3,062
Equity component of Convertible Notes, net	—		82,873	—	—	82,873
Issuance of common stock for public offering, net	4,792	1	270,649			270,650
Vesting of restricted stock	853	—	—	—	—	—
Stock-based compensation	—	—	34,406	—	—	34,406
Unrealized gain on available-for sale securities	—	—	—	4,251	—	4,251
Cumulative-effect adjustment upon adoption of ASU 2016-13	—		—	—	(404)	(404)
Net loss	—	—	—	—	(153,331)	(153,331)
Balance as of September 30, 2020	85,281	$9	$1,383,727	$5,170	$(852,906)	$536,000

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Operating activities
Net loss	$(153,331)	$(89,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,215	5,921
Premium amortization and discount accretion on investment securities	3,333	400
Stock-based compensation	34,406	20,102
Non-cash lease expense	5,819	5,807
Amortization of debt discount and issuance cost	149	336
Inventory reserve adjustments	(180)	719
Impairment of assets	—	1,310
Impairment of right-of-use assets	—	361
Provision for doubtful accounts	—	497
Other non-cash benefits	(135)	(22)
Gain on disposal of business	—	(14,388)
Provision for credit losses	1,445	—
Loss on Debt Extinguishment	5,848	—
Accretion of Convertible Note	4,514	—
Changes in operating assets and liabilities:
Accounts receivable	(17,940)	(2,491)
Inventory	(7,803)	400
Prepaid expenses and other current assets	(7,288)	(9,321)
Other assets	97	(9,299)
Accounts payable	(1,613)	(5,194)
Accrued compensation	6,362	1,569
Other accrued liabilities	16,362	1,683
Deferred revenue	(5,470)	42,864
Net cash used in operating activities	(109,210)	(48,390)

Investing activities
Purchases of investments	(479,037)	(197,009)
Proceeds from sale of investments	11,500	—
Proceeds from maturity of investments	247,315	118,780
Net proceeds from disposal of business	—	9,675
Purchases of property and equipment, net	(12,073)	(2,554)
Net cash used in investing activities	(232,295)	(71,108)

Financing activities
Proceeds from exercise of stock options	15,782	10,416
Proceeds from issuance of common stock under employee stock purchase plan	3,062	2,147
Proceeds from Convertible Note, net of issuance costs	278,316	—
Loan payment	(78,757)	—
Proceeds from public offering, net of issuance cost	270,650	107,595
Net cash provided by financing activities	489,053	120,158

Net increase in cash, cash equivalents and restricted cash	147,548	660
Cash, cash equivalents and restricted cash, beginning of period	61,981	51,004
Cash, cash equivalents and restricted cash, end of period	$209,529	$51,664

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,137	$9,894

Supplemental non-cash investing and financing activities:
Obtaining right-of-use assets in exchange for lease liabilities	$—	$28,191
Purchases of property and equipment in accounts payable and accruals	$2,814	$56

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the "Company") was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company’s mission is to change the management of disease worldwide, focusing on women's health, oncology, and organ health. The Company operates a laboratory certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of preconception and prenatal genetic testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of genetic testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health. The Company also has a subsidiary that operates in the state of Texas.

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus as well as in twin pregnancies, typically with a blood draw from the mother; Vistara (“Vistara”), a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetics (“Spectrum”) to evaluate embryos to identify chromosomal anomalies or inherited genetic conditions to improve the chances of a healthy pregnancy during an in vitro fertilization ("IVF") cycle; Anora Miscarriage Test to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), which is exclusively marketed and sold by a licensee from whom the Company receives a royalty; Signatera, which detects circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease and monitor for recurrence; and Prospera, to assess organ transplant rejection. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation (“Constellation”), a cloud-based software product that allows laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. Through the third quarter of 2019, the Company offered Evercord for the collection and storage of newborn cord blood and cord tissue units, which was later sold to a third-party buyer.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2020, there were no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed on March 2, 2020), except as described in Recently Adopted Accounting Pronouncements below.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $153.3 million for the nine months ended September 30, 2020 and an accumulated deficit of $852.9 million as of September 30, 2020. As of September 30, 2020, the Company had $209.5 million in cash, cash equivalents, and restricted cash, $600.2 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of the its 2.25% Convertible Senior Notes (the “Convertible Notes”). The Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed (see Note 10, Debt).

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

In April 2019, the Company completed an underwritten equity offering and sold 6,052,631 shares of its common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of the underwriting discount. In October 2019, the Company completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount. In September 2020, the Company completed an additional underwritten equity offering and sold 4,791,665 shares of its common stock at a price of $60.00 per share to the public. Before offering expenses of $0.3 million, the Company received proceeds of $271.0 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after November 5, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiaries. The Company established a subsidiary that operates in the state of Texas to support the Company’s laboratory and operational functions. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts calculated based on the average selling price expected to be received from insurance payors, the operating right-of-use assets and the associated lease liabilities, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, the valuation of the Convertible Notes, stock-based compensation, the fair value of common stock, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the nine months ended September 30, 2020:

September 30,
2020
(in thousands)
Beginning balance	$2,919
Cumulative-effect adjustment upon adoption of ASU 2016-13	404
Provision for credit losses	1,445
Write-offs	(457)
Total	$4,311

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

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, and the full extent and duration of the impact of the COVID 19 pandemic on our business, our operations, and the global economy as a whole is not yet known. While the Company’s test volumes as well as overall average selling prices increased in Q3 2020 compared to Q2 2020, the Company cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on the macroeconomic environment.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and nine months ended September

30, 2020, and 2019, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2020 and December 31, 2019, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Beginning balance	$5,770	$795	$919	$(552)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(600)	63	4,251	1,410
Ending balance	$5,170	$858	$5,170	$858

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

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company has adopted this standard as of September 30, 2020, which did not have a material impact on its condensed consolidated financial statements upon the adoption.

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

In October 2020, ASU 2020-10, Codification Improvements, was issued which simplifies the existing codification. The guidance includes presentation disclosures for the amount of income tax expense or benefit related to other comprehensive income. ASU 2010-10 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application of the amendments is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three and nine months ended September 30, 2020, $1.1 million and $2.7 million were released from amounts previously held in reserves in other accrued liabilities, and $0.6 million and $1.9 million of such reserves were released during the three and nine months ended September 30, 2019, respectively. The release of amounts reserved were recognized as product revenue within that period.

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

Qiagen

In March 2018, the Company entered into a License, Development and Distribution Agreement (“the Qiagen Agreement”) with Qiagen under which the Company granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the agreement, the Company is initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million, which was fully collected in 2018. All or a portion of the prepaid royalties are refundable in limited circumstances. In addition, the Company was entitled to potential milestone payments from Qiagen upon the successful achievement of certain volume, regulatory and commercial milestones, and tiered royalties of $10.0 million, of which the Company received $5.0 million due December 31, 2018. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. The Company provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

In October 2019, Qiagen announced that it had discontinued the development of its next generation sequencing platform and is now partnered with another supplier to develop next generation sequencing based tests. The Company subsequently notified Qiagen of its material breach of the Qiagen Agreement.

Effective in March 2020, the Company terminated the Qiagen Agreement, and all or a portion of the prepaid royalties are refundable in limited circumstances, including upon termination in certain circumstances. The parties are currently in discussions regarding their respective obligations resulting from the termination of the Qiagen Agreement. Because the amount of prepaid royalty subject to refund is not finalized, the refund amount, if any, is uncertain as of September 30, 2020. As a result, this variable consideration was not included in the transaction price for the third quarter of 2020 to mitigate the risk of significant reversal of the cumulative revenue in the subsequent periods. Accordingly, no revenues were recognized on the prepaid royalties which may be subject to a refund.

BGI Genomics

In February 2019, the Company entered into a License Agreement with BGI Genomics Co., Ltd. (“BGI Genomics”) to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The agreement has a term of ten years and expires in February 2029. According to the agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019. Also, as required by the agreement with BGI Genomics, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating to $10.0 million were recorded in long-term advances on the Balance Sheet.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (“the Foundation Medicine Agreement”) with Foundation Medicine, Inc. (“Foundation Medicine”) to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the agreement. The agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. No additional payments have been received in the nine months ending September 30, 2020.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands)
Insurance carriers	$78,004	$51,801	$216,305	$152,779
Laboratory and other partners	13,701	16,938	42,426	42,093
Patients	6,438	9,170	19,896	24,216
Total revenues	$98,143	$77,909	$278,627	$219,088

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
(in thousands)
United States	$93,511	$64,839	$260,999	$187,515
Americas, excluding U.S.	1,081	806	2,584	2,391
Europe, Middle East, India, Africa	3,524	3,497	10,584	11,819
Asia Pacific and Other	27	8,767	4,460	17,363
Total revenues	$98,143	$77,909	$278,627	$219,088

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	September 30,	December 31,
(in thousands)	2020	2019
Assets:
Accounts receivable	$70,674	$53,351
Liabilities:
Deferred revenue, current portion	$51,227	$56,016
Deferred revenue, long-term portion	23,128	23,808
Total deferred revenues	$74,355	$79,824

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2019	$79,824
Increase in deferred revenues	1,579
Reclasses from deferred revenues to other short-term liabilities	(801)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(5,290)
Revenue recognized from performance obligations satisfied within the same period	(957)
Balance at September 30, 2020	$74,355

During the nine months ended September 30, 2020, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $5.3 million with approximately $4.9 million related to BGI Genomics and Foundation Medicine, and the remaining $0.4 million related to genetic testing services. During the nine months ended September 30, 2020, $1.0 million was recognized as deferred revenue and later earned as revenue in the same period. The current portion of deferred revenue includes $4.7 million from the BGI Genomics agreement and $7.0 million from the Foundation Medicine agreement.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2020				December 31, 2019
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$178,894	$—	$—	$178,894	$22,477	$—	$—	$22,477
U.S. Treasury securities	530,808	—	—	530,808	293,157	—	—	293,157
Municipal securities	—	69,397	—	69,397	—	85,908	—	85,908
Total financial assets	$709,702	$69,397	$—	$779,099	$315,634	$85,908	$—	$401,542

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$178,894	$—	$—	$178,894	$22,477	$—	$—	$22,477
U.S. Treasury securities (1)	526,643	4,173	(8)	530,808	292,506	731	(80)	293,157
Municipal securities	68,411	997	(11)	69,397	85,638	277	(7)	85,908
Total	$773,948	$5,170	$(19)	$779,099	$400,621	$1,008	$(87)	$401,542

Classified as:
Cash equivalents (2)				$178,894				$22,477
Short-term investments				600,205				379,065
Total				$779,099				$401,542

(1)	Per the Company’s investment policy, all U.S. Treasury securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the nine months ended September 30, 2020, the Company sold $11.5 million of investments. There were no sales of investments during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of September 30, 2020, the Company had 8 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary for the third quarter of 2020 since the fair market value for a majority of the available-for-sale securities increased as a result of a significant average yield rate decrease for similar securities as of September 30, 2020.

In accordance with the adoption of ASU 2016-13 (Topic 326), the Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of September 30, 2020 was $122.9 million. The aggregate amount of unrealized losses of these securities were not significant, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss were not material as of September 30, 2020.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2020:

	September 30, 2020
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$338,583	$339,655
Greater than one year but less than five years	256,464	260,550
Total	$595,047	$600,205

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2020	2019

		(in thousands)
Machinery and equipment	3-5 years	$47,158	$36,414
Furniture and fixtures	3 years	1,376	1,376
Computer equipment	3 years	2,025	1,828
Capitalized software held for internal use	3 years	7,079	5,917
Leasehold improvements	Lesser of useful life or lease term	14,586	11,556
Construction-in-process		3,692	7,716
		75,916	64,807
Less: Accumulated depreciation and amortization		(47,667)	(41,524)
Total Property and Equipment, net		$28,249	$23,283

During the nine months ended September 30, 2020, the increase in net property in equipment was due to purchases of new equipment for our laboratories located in California and Texas to expand testing capabilities, offset by depreciation expense of $6.2 million recorded in the nine months ended September 30, 2020. The Company did not incur an impairment charge during the nine months ended September 30, 2020.

Other Assets

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed (as described in Note 10, Debt) and issued 300,000 shares of its common stock in exchange for OrbiMed’s initial and remaining funding commitments. In April 2019, the Company issued an additional 25,000 shares of its common stock to OrbiMed for extending the expiration date to draw the unused borrowing capacity until December 31, 2019. The Company previously classified $1.2 million out of the total debt issuance costs in noncurrent assets for the unused borrowing capacity of $50.0 million. The debt discount was amortized on a straight-line basis over the remaining term of the loan. Since the option to draw the unused borrowing capacity has expired as of December 31, 2019, the Company reclassed $0.9 million, the unamortized portion of debt issuance cost previously classified in noncurrent assets, to long-term debt financing. Subsequently, the debt was extinguished (See Note 10, Debt) and accordingly, as of September 30, 2020, total unamortized remaining in noncurrent assets was zero.

As of September 30, 2020, other assets also included long-term advances to BGI Genomics of $10.0 million for future sequencing equipment and services. Furthermore, other assets include additional consideration estimated at $1.5 million net of allowance in connection with the sale of Evercord, which represent the amount the Company is entitled to receive from the buyer as a percentage of collections on the transferred accounts receivable as part of the sale (i.e., receivables from third-party buyer). The consideration decreased from $4.7 million as of December 31, 2019 due to $2.0 million of net collections from the buyer and $1.2 million credit loss expense on the additional consideration. The credit loss expense was determined based on a recent collectability assessment of the accounts receivables transferred to the buyer on the disposal date.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Accrued paid time off	$2,153	$1,850
Accrued commissions	7,376	5,767
Accrued bonuses	6,964	5,710
Other accrued compensation	5,957	2,761
Total accrued compensation	$22,450	$16,088

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019

	(in thousands)
Reserves for refunds to insurance carriers	$13,322	$9,410
Accrued charges for third-party testing	5,668	8,408
Testing and laboratory materials from suppliers	8,618	4,301
Marketing and corporate affairs	3,235	2,957
Legal, audit and consulting fees	4,666	2,873
Accrued shipping charges	745	305
Sales tax payable	1,405	1,691
Accrued specimen service fees	2,247	2,269
Clinical trials and studies	1,828	1,092
Operating lease liabilities, current portion	6,380	5,739
Fixed asset purchases	1,959	1,482
Other accrued interest	2,965	—
Other accrued expenses	9,855	8,516
Total other accrued liabilities	$62,893	$49,043

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the nine months ended September 30, 2020:

	September 30,	September 30,
	2020	2019

	(in thousands)
Beginning balance	$9,410	10,012
Additional reserves	11,912	7,193
Reserves released and actual refunds	(8,000)	(8,513)
Ending balance	$13,322	$8,692

Released into revenue during the nine months ended	$2,756	$1,895

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

The Company has also entered into leases of individual workspaces at premises located in different locations on a month-to-month basis and is not committed to an established lease term. The Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered as short-term leases. Expenses associated with short-term lease were not significant in the three months ended September 30, 2020.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

September 30,
2020
(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$6,380
Operating lease liabilities, long-term portion	21,444
Total operating lease liabilities	$27,824

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of September 30, 2020, the weighted-average remaining lease term was 2.57 years and the weighted-average discount rate was 10.77%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three and nine months ended September 30, 2020, total lease expense recognized in the condensed statements of operations and comprehensive loss were $1.9 million and $5.8 million, respectively. The lease expense for the three and nine months ended September 30, 2019 were $2.0 million and $5.8 million, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.2 million and $6.6 million for the three and nine months ended September 30, 2020, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of September 30, 2020 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2020 (remaining 3 months)	$2,244
2021	9,067
2022	9,319
2023	7,797
2024	2,400
2025 and thereafter	4,730
35,557
Less: imputed interest	(7,733)
Operating lease liabilities	$27,824

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

Illumina Litigation.

In March 2018, Illumina, Inc., or Illumina, filed a lawsuit (the ’831 lawsuit) against the Company in the United States District Court for the Northern District of California, alleging that the Company’s Panorama test infringes certain claims of U.S. Patent No. 9,493,831 (the ’831 patent) and seeking, among other relief, damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs. In August 2018, the Company filed a counterclaim against Illumina, alleging that certain of Illumina’s NIPT tests infringe on the Company’s U.S. Patent No. 8,682,592 (the ’592 patent) and seeking, among other relief, damages or other monetary relief including costs and pre- and post-judgment interest, treble damages, injunctive relief, attorneys’ fees and costs (together with the ‘831 lawsuit, the “Illumina Litigation”). On June 13, 2019, Illumina filed a petition for inter partes review of the ’592 patent, which petition has been instituted. On May 8, 2020, the parties settled the Illumina Litigation pursuant to which all claims in the Illumina Litigation, including compulsory counterclaims, relating to NIPT and PGS/PGD activities occurring before the date of such settlement were resolved and dismissed. The settlement does not impact the inter partes review of the ’592 patent, or a pending patent opposition proceeding against Illumina’s European Patent No. 3006573.

CareDx Litigation Matters.

On March 26, 2019, CareDx, Inc., or CareDx, filed suit against the Company in the United States District Court for the District of Delaware (“CareDx’s Patent Case”). The suit alleges that the Company infringed two patents, 9,845,497 and 8,703,652. The complaint seeks unspecified damages and injunctive relief. On March 23, 2020, CareDx additionally alleged in an amended complaint that the Company infringed U.S. Patent No. 10,329,607. The Company has also alleged that CareDx infringes Natera’s U.S. Patent Nos. 10,526,658 and 10,597,724, seeking unspecified damages and injunctive relief. On June 12, 2020, Natera filed a motion for early summary judgment of invalidity against all three of CareDx’s patent assertions. The motion has been fully briefed and is awaiting a decision from the Court.

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

Other Litigation Matters.

On January 27, 2020, the Company filed suit against ArcherDX, Inc., or ArcherDX, in the United States District Court for the District of Delaware, alleging that certain ArcherDX DNA oncology products infringe Natera’s U.S. Patent No. 10,538,814. On April 15, 2020, Natera filed an amended complaint alleging additional ArcherDX DNA and RNA oncology products infringe Natera’s U.S. Patent Nos. 10,557,172; 10,597,708; and 10,590,482. The amended complaint seeks monetary damages and injunctive relief. On August 6, 2020, the Company filed an additional suit against ArcherDX in the United States District Court for the District of Delaware, alleging that certain ArcherDX DNA oncology products infringe Natera’s U.S. Patent No. 10,731,220 and seeking monetary damages and injunctive relief. On June 4, 2020, ArcherDX filed a motion to dismiss aspects of the Company’s case, including to invalidate several of Natera’s asserted patents. That motion was denied in its entirety on October 2, 2020.

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

On October 6, 2020, the Company filed suit against Genosity Inc. (“Genosity”) in the United States District Court for the District of Delaware, alleging that various Genosity products infringe Natera’s U.S. Patent No. 10,732,220. The complaint seeks unspecified monetary damages and injunctive relief.

On June 1, 2020, a suit was filed against the Company in the United States District Court for the Western District of Texas by Ravgen, Inc., alleging infringement of U.S. Patent Nos. 7,727,720 and 7,332,277. The complaint seeks monetary damages and injunctive relief.

On or about August 13, 2019, a suit was filed against the Company in the Circuit Court of Cook County, Illinois by a patient alleging claims relating to a discordant test result and seeking monetary damages.

On March 15, 2019, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, alleging that the plaintiff received an unauthorized text message to her cellular telephone in violation of the Telephone Consumer Protection Act. Among other relief, the complaint sought statutory and other damages, injunctive relief, attorneys’ fees, and costs. On June 18, 2019, the Company filed a motion to dismiss, which was denied. An amended complaint was filed on April 23, 2020. The case was dismissed by stipulation of the parties effective November 2, 2020.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of September 30, 2020 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$4,549	December 2021
Material supplier	13,633	May 2030
Application service providers	10,711	Jan-21 - Dec-24
Gene sequencing reagents and kits provider	473	April 2021
Other material suppliers	10,960	Various
Total	$40,326

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

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company has assessed the performance-based award with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the performance-based and market-based awards as of September 30, 2020:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	118	184	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	—	(2)	Fair Market Value
Q3 2019	—	50	—	25	(1)	Monte-Carlo Simulation
Q1 2020	150	300	38	131	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	4	(3)	Fair Market Value
Q1 2020	129	—	—	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	—	(3)	Fair Market Value
Q3 2020	10	—	7	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	3	(3)	Fair Market Value

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

(4) The awards will vest based on a change of coverage.

The Company has recognized $6.6 million and $11.8 million in stock-based compensation for performance-based awards for the three and nine months ended September 30, 2020, respectively. The Company has recognized $0.4 million and $0.6 million in stock-based compensation for performance-based awards for the three and nine months ended September 30, 2019, respectively.

   The fair value of performance-based awards with market conditions granted estimated using a Monte-Carlo simulation model used the following inputs for the period ended September 30, 2020:

	September 30,
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

The first offering period of 2020 started on November 1, 2019 and ended on April 30, 2020, and 97,247 shares were purchased for proceeds of $3.1 million. The second offering period of 2020 started on May 1, 2020 and ended on October 31, 2020. As of September 30, 2020, no shares have been purchased in the second offering period.

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2020:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(in years)
Balance at December 31, 2019	6,416	8,497	$10.39	6.88	$197,955
Additional shares authorized	3,120	—
Options granted	(457)	457	$27.61
Options exercised	—	(1,534)	$10.28
Options forfeited/cancelled	155	(155)	$15.40
RSUs granted (1)	(5,143)	—
RSUs forfeited/cancelled	427	—
Balance at September 30, 2020	4,518	7,265	$11.39	6.36	$442,004
Exercisable at September 30, 2020		5,382	$9.34	5.71	$338,529
Vested and expected to vest at September 30, 2020		7,148	$11.30	6.33	$435,595

________________________________

(1)	– The RSUs and options are granted under the 2015 Stock Plan. RSUs granted impact the shares available for grant pool at a 2 to 1 ratio.

Restricted Stock Units

The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2020:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2019	2,404	$19.86
Granted	2,571	$29.83
Vested	(861)	$17.48
Cancelled/forfeited	(213)	$24.11
Balance at September 30, 2020	3,901	$25.80

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,
	2020			2019
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$458	$—	$458	$258	$11	$269
Research and development	3,081	17	3,098	1,580	—	1,580
Selling, general and administrative	11,404	72	11,476	8,312	86	8,398
Total	$14,943	$89	$15,032	$10,150	$97	$10,247

	Nine months ended September 30,
	2020			2019
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$1,213	$—	$1,213	$641	$21	$662
Research and development	7,394	459	7,853	3,738	—	3,738
Selling, general and administrative	25,183	157	25,340	15,184	518	15,702
Total	$33,790	$616	$34,406	$19,563	$539	$20,102

As of September 30, 2020, approximately $89.2 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.7 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. For the three and nine months ended September 30, 2020, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended September 30,						Nine months ended September 30,
	2020			2019			2020			2019
Expected term (years)	5.22	—	10.0	5.23	—	10.00	5.22	—	10.00	5.23	—	10.00
Expected volatility	54.18%		61.96%	43.07%	—	45.84%	49.94%	—	61.96%	42.53%	—	45.84%
Expected dividend rate			0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	0.31%	—	0.65%	1.60%	—	2.12%	0.31%	—	1.70%	1.60%	—	2.60%

As of September 30, 2020, total options outstanding include 51,737 shares of option awards that were granted to non-employees, of which 7,814 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For the three months ended September 30, 2020 and 2019, the Company recorded interest expense on the Credit Line of $0.2 million and $0.4 million, respectively; and for the nine months ended September 30, 2020 and 2019, interest expense on the Credit Line of $0.7 million and $1.3 million was recorded, respectively. Interest payments on the Credit Line were made within the same periods. As of September 30, 2020, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $49.0 million.

2017 Term Loan

In August 2017, the Company entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, the Company borrowed $75.0 million, with the remaining $25.0 million available to borrow at the Company’s option at any time through December 31, 2018. Subsequently, the Company entered into several amendments and extended the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. After the amendments, the interest rate was equal to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR, provided the Company draw the minimum capacity of $25.0 million. If the amount drawn is less than $25.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, the Company issued an additional 25,000 shares of our common stock to OrbiMed. As of December 31, 2019, the Company did not exercise such option, and the right to draw the unused borrowing capacity has expired. For the nine months ended September 30, 2020 and 2019, the Company recorded interest expense for the 2017 Term Loan totaling $2.5 million and $6.5 million, respectively, which also included the amortization of debt discount.

In April 2020, the Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed. The payment amount was $79.2 million, which included the principal amount of $75.0 million, $3.8 million of early payment penalties, and $0.4 million in accrued interest. In accordance with ASC Topic 470, the Company accounted for this transaction as debt extinguishment. The difference between the reacquisition price of the debt and the net carrying amount of the debt on the extinguishment date is recorded in loss on debt extinguishment in our condensed consolidated statements of operations and comprehensive loss. The loss on debt extinguishment was computed as follows:

September 30,
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

The holders of the Convertible Notes may convert all or a portion of their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2027 in multiples of $1,000 principal amount, under any the following circumstances:

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

The first circumstance listed above has been met as of September 30, 2020. The value of the Convertible Notes, if-converted, exceeds its principal amount by $173 million as of September 30, 2020. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Converted Notes are excluded from the net loss per share calculation as it would have an antidilutive effect.

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

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, as the Convertible Notes may be settled entirely or partially in cash upon conversion. The Company separately accounted for the liability component and equity component of the Convertible Notes by allocating the debt proceeds between the liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The Company used a discounted cash flow method and applied the average annual market yield of 7.832% as an input to measure its fair value. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The carrying amount of the equity component is determined by deducting the fair value of the liability component from the initial debt proceeds. The fair value of liability component of the Convertible Notes on the date of issuance was $201.9 million, and accordingly, the remaining proceeds of $85.6 million are allocated to the equity component on the date of issuance.  The carrying value of the liability component of the Convertible Notes is classified as long-term debt, and the equity component is classified as permanent equity in the Company’s condensed consolidated balance sheet as of September 30, 2020.

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

The outstanding Convertible Notes balances as of September 30, 2020, are summarized in the following table:

September 30,
2020
(in thousands)
Liability Component
Outstanding Principal	$287,500
Unamortized debt discount and debt issuance cost	(87,541)
Net carrying amount	$199,959

Equity component, net of issuance costs	$82,873

As of September 30, 2020, the estimated fair value of the liability component of our Convertible Notes was $201.9 million and was based upon observable (Level II) inputs including pricing information from recent trades of the Convertible Notes. The estimated fair value of the equity component on the date of issuance is $85.6 million, resulting in a total fair value of $287.5 million for the Convertible Note at issuance.

The unamortized debt discount and issuance cost is comprised of $81.4 million of debt discount resulting from allocating proceeds to the equity component, $5.7 million of debt discount from the liability component representing the difference between the net proceeds received upon issuance of debt and the amount repayable at its maturity, and $0.4 million of debt issuance costs.

The following table presents total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2020:

	Three months ended	Nine months ended
	September 30,	September 30,
	2020	2020
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$2,965
Non-cash interest expense
Amortization of debt discount and debt issuance cost	2,483	4,514
Total interest expense	$4,100	$7,479

11. Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, for qualified improvement property. As of September 30, 2020, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions and does not expect interest expense to be deductible due to current and historical losses.

During the three and nine months ended September 30, 2020, the Company recorded total income tax expense of approximately $25,000 and $63,000, respectively. During the three and nine months ended September 30, 2019, the Company recorded total income tax expense of approximately $44,000 and $2.0 million, respectively. The income tax expense is primarily attributable to foreign income tax expenses resulting from testing to clinics and licenses cloud-based software and intellectual property, that are based in a foreign country. There was no state income tax expense recorded for the three and nine months ended September 30, 2020. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of September 30, 2020. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

As described in Note 10, Debt, the Company accounted for the issuance of the Convertible Notes by separating the Convertible Notes into separate liability and equity components. The portion of the proceeds allocated to equity created a basis difference at issuance and resulted in a deferred tax liability.  The debt issuance costs attributable to the equity component are deductible for tax and represent a deferred tax asset as of the issuance date.  However, since the Company has a full valuation allowance, both the deferred tax liability related to the equity component and the deferred tax asset related to the debt issuance costs had no impact to income tax expense in the three and nine months ended September 30, 2020.

The Company had $9.7 million and $8.6 million in unrecognized tax benefits as of September 30, 2020 and December 31, 2019, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2020, there were no accrued interest and penalties related to uncertain tax positions.

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

The following table provides the basic and diluted net loss per share computations for the three and nine months ended September 30, 2020 and 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss, basic and diluted	$(58,323)	$(23,137)	$(153,331)	$(89,644)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	80,908	70,456	79,430	67,198

Net loss per share, basic and diluted	$(0.72)	$(0.33)	$(1.93)	$(1.33)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2020 and 2019:

	September 30,
	2020	2019

	(in thousands)
Options to purchase common stock	7,265	8,798
Restricted stock units	3,901	2,269
Employee stock purchase plan	122	124
Convertible Notes	7,411	—
Total	18,699	11,191

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report.

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we deploy to change the management of disease worldwide. Our technology has been proven clinically and commercially in the women’s health space, in which we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. We are now translating our success in women’s health and applying our core technology in the oncology space, in which we are commercializing a personalized blood-based DNA test to detect molecular residual disease and help guide treatment decisions, as well as in organ health, with tests to assess the health of organ transplant patients. We also offer genetic testing for hereditary cancer and kidney disease. We seek to enable even wider adoption of our technology through Constellation, our global cloud-

based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories.

We currently provide a comprehensive suite of products in women’s health, as well as our offerings in oncology and organ health, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test (“NIPT”), as well as Horizon, our Carrier Screening (“HCS”) test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and Vistara single-gene NIPT. Our oncology product is our Signatera molecular residual disease test, which we commercialize as a test run in our CLIA laboratory and offer on a research use only (“RUO”) basis to research laboratories and pharmaceutical companies; and our primary organ health offering is Prospera for transplant assessment.

In the quarter ended September 30, 2020, we processed most of our tests in our laboratory certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) in San Carlos, California. A portion of our testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests, and research laboratories and pharmaceutical companies. We market and sell our prenatal screening tests both through our direct sales force and through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients, pharmaceutical companies and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers with whom we have in-network contracts. Such insurers reimburse us for NIPT procedures pursuant to our in-network contracts with them, based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage.

The principal focus of our commercial operations is to offer our tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system, and the test sample is routed into the appropriate workflow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model, as a result of which our tests accessioned would decrease but our tests processed would remain unchanged. During the nine months ended September 30, 2020, we processed 731,500 tests, comprised of approximately 693,300 tests accessioned in our laboratory, compared to approximately 594,900 tests processed, comprised of approximately 555,500 tests accessioned in our laboratory, during the nine months ended September 30, 2019. This increase in volume primarily represents continued commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2020 was 87%, an increase from 80% for the nine months ended September 30, 2019. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2020 was 7%, an increase from 5% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the nine months ended September 30, 2020 was 6%, down from 14% for the nine months ended September 30, 2019, due primarily to the increase in US direct sales as a percentage of revenue.

In addition to offering tests to be performed at our laboratory, either directly or through our laboratory distribution partners, we also establish licensing arrangements with laboratories under Constellation, our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based software. This cloud-based distribution model results in lower revenues and gross profit per test than cases in which we process a test ourselves; however, because we don’t incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015.

For the nine months ended September 30, 2020, total revenues were $278.6 million, compared to $219.1 million in the nine months ended September 30, 2019. Revenues generated from testing accounted for $260.7 million, representing 94% of total revenues, for the nine months ended September 30, 2020; compared to $195.4 million, representing 89% of total revenues, for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $17.6 million, representing approximately 6% of total revenues, for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, revenues from customers outside the United States were $31.6 million, representing approximately 14% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the nine months ended September 30, 2020 and 2019 were $153.3 million and $89.6 million, respectively. This included non-cash stock compensation expense of $34.4 million and $20.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $852.9 million.

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

Our test volumes in the third quarter of 2020 increased from the previous quarter, however, test volumes may by adversely impacted by the COVID-19 pandemic. The average selling price of our genetic tests in third quarter of 2020 increased compared to the prior quarter which resulted in a positive impact to the results of operations. We cannot predict volatility of the volumes and selling prices of our genetic tests. While it is too early to predict the full impact COVID-19 will have on our business, we expect it to potentially have an adverse impact on our financial results for at least the next quarter and potentially the full year, depending upon the timing of any lifting of COVID-19 limitations on the U.S. healthcare system and general economic recovery. In response to the COVID-19 pandemic, we have implemented measures to protect the health of our employees and to support the functionality of our laboratories. We will continue to support and incur expenditures towards COVID-19 prevention and employee safety.

Components of the Results of Operations

Revenues

We generate revenues from the sale of our tests, primarily from the sale of our Panorama and HCS tests. Our two primary distribution channels are our direct sales force and our laboratory partners. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient for the fees.

Sales of our Panorama, HCS, Vistara, Anora, Spectrum, Signatera CLIA, and Prospera tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation model, from the Qiagen, BGI Genomics, and Foundation Medicine agreements (collectively the “Strategic Partnership Agreements”), and from our Signatera research use only (“RUO”) offering are reported in licensing and other revenues.

In cases where we sell our tests through our laboratory partners, the majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests, and we are entitled to either a fixed price per test or a percentage of their collections. We also recognize licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. As of September 30, 2020, we are recognizing revenues on 15 licensing and service arrangements with laboratories under our Constellation model.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. The use of Panorama in the average risk population is not yet broadly reimbursed, although many third-party payers have begun to reimburse for this Many third-party payers do not currently reimburse for microdeletions screening, as further discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business— If we are unable to expand or maintain third-party payer coverage and reimbursement for Panorama and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected,” in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology (“CPT”) code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, due to third-party payers declining to reimburse and through reduced reimbursement under the new code. This has had, and we expect it will continue to have, an adverse impact on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests. Because our revenues from Horizon continue to represent an increasing proportion of our overall revenues, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall revenue.

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

We currently have 15 revenue generating licensing and service agreements with laboratories under our Constellation distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin is higher. We expect our cost of licensing will increase in relation to volume growth.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$93,286	$66,936	$26,350	39.4%
Licensing and other revenues	4,857	10,973	(6,116)	(55.7)
Total revenues	98,143	77,909	20,234	26.0
Cost and expenses
Cost of product revenues	46,873	40,138	6,735	16.8
Cost of licensing and other revenues	4,948	3,742	1,206	32.2
Research and development	26,421	12,796	13,625	106.5
Selling, general and administrative	75,678	56,715	18,963	33.4
Gain from disposal of business	—	(14,388)	14,388	(100.0)
Total cost and expenses	153,920	99,003	54,917	55.5
Loss from operations	(55,777)	(21,094)	(34,683)	164.4
Interest expense	(4,270)	(2,672)	(1,598)	59.8
Interest and other income, net	1,749	673	1,076	159.9
Loss before income taxes	(58,298)	(23,093)	(35,205)	152.4
Income tax expense	(25)	(44)	19	(43.2)
Net loss	$(58,323)	$(23,137)	$(35,186)	152.1%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees, and revenues from our Signatera (RUO) offering. Total revenues increased by $20.2 million, or 26%, when compared to the three months ended September 30, 2019.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended September 30, 2020, total reported units were approximately 238,600, comprised of approximately 226,700 tests reported in our laboratory. Comparatively, during the three months ended September 30, 2019, total reported units were approximately 189,600, comprised of approximately 178,000 tests reported in our laboratory.

Product Revenues

During the three months ended September 30, 2020, product revenues increased by $26.4 million, or 39% compared to the three months ended September 30, 2019, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $6.1 million, or 56%, during the three months ended September 30, 2020 when compared to the three months ended September 30, 2019. The decrease in revenue was primarily due to a decline in revenues recognized from our collaborative agreements which was offset by our oncology offering and other revenue increases with a net decrease of $3.7 million. In addition, we recognized $2.4 million revenues from the Evercord offering during the three months ended September 30, 2019 while no revenues were recognized during the three months ended September 30, 2020.

Cost of Product Revenues

During the three months ended September 30, 2020, cost of product revenues increased compared to the three months ended September 30, 2019 by approximately $6.7 million, or 17% primarily due to higher costs related to inventory consumption of $6.4 million driven by the increase in accessioned cases, higher labor and overhead costs of approximately $3.9 million driven by headcount growth, product support, and COVID-19 related costs (e.g., virus preventative supplies, hazard pay, and salary increases for essential workers) and new product support. This was partially offset by a decrease of $3.1 million of specimen fees and a $0.5 million decrease in shipping costs.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended September 30, 2020, when compared to the three months ended September 30, 2019, increased by $1.2 million, or 32%.  During the three months ended September 30, 2020, there was an increase in licensing and other costs primarily due to increases in costs to satisfy performance obligations for our oncology offering offset by collaboration arrangements development efforts with a net increase of $2.4 million. In addition, there was a decrease of $1.2 million in costs related to the Evercord offering as we ceased offering this service starting in the third quarter of 2019.

Research and Development

Research and development expenses during the three months ended September 30, 2020, increased by $13.6 million, or 107%, when compared to the three months ended September 30, 2019. The increase was primarily driven by a $10.1 million increase in salary and consulting related expenditures due to headcount growth, which includes a $1.5 million increase in stock-based compensation expense. In addition, there was an increase of $2.7 million from clinical studies related to our new product offerings, and a $0.8 million increase for software licenses, hardware, and production support.

Selling, General and Administrative

Selling, general and administrative expenses increased by $19.0 million, or 33%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to increases of $13.8 million of compensation related expenses from headcount growth as we expand our product offerings, $3.1 million from increased stock-based compensation, $1.1 million from professional subscriptions and licenses, $1.7 million from increased legal fees and $1.0 million from increased business insurance costs. These increases were offset by decreases of $0.2 million in consultant expenses and $1.5 million of travel related costs due to restrictions from the COVID-19 pandemic.

Gain on Disposal of Business

Gain on disposal of business was $14.4 million in the three months ended September 30, 2019 due to the gain on sale of Evercord. There was no such gain during the three months ended September 30, 2020.

Interest Expense

Interest expense increased by $1.6 million, or 60%, in the three months ended September 30, 2020 compared to the same period in the prior year. The increase was primarily due to the issuance of the Convertible Notes in April 2020 with an outstanding principal balance of $287.5 million at a 2.25% interest rate (refer to note 10, Debt, in Item 1, Financial Statements, for details).

Interest and Other Income

Interest and other income for the three months ended September 30, 2020 increased $1.1 million compared to the same period in the prior year, primarily due to additional interest income from larger cash, cash equivalent and investments balances of $0.3 million, sublease income of $0.6 million, and other income of $0.2 million.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine months ended
	September 30,		Change
	2020	2019	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$260,746	$195,399	$65,347	33.4%
Licensing and other revenues	17,881	23,689	(5,808)	(24.5)
Total revenues	278,627	219,088	59,539	27.2
Cost and expenses
Cost of product revenues	131,124	123,125	7,999	6.5
Cost of licensing and other revenues	12,614	7,883	4,731	60.0
Research and development	67,651	36,355	31,296	86.1
Selling, general and administrative	209,547	147,589	61,958	42.0
Gain from disposal of business	—	(14,388)	14,388	(100.0)
Total cost and expenses	420,936	300,564	120,372	40.0
Loss from operations	(142,309)	(81,476)	(60,833)	74.7
Interest expense	(10,772)	(8,117)	(2,655)	32.7
Interest and other income, net	5,661	1,962	3,699	188.5
Loss on debt extinguishment	(5,848)	—	(5,848)	100.0
Loss before income taxes	(153,268)	(87,631)	(65,637)	74.9
Income tax expense	(63)	(2,013)	1,950	(96.9)
Net loss	$(153,331)	$(89,644)	$(63,687)	71.0%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees and revenues from our Signatera (RUO) offering. Total revenues increased by $59.5 million, or 27%, when compared to the nine months ended September 30, 2019.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the nine months ended September 30, 2020, total reported units were approximately 680,100, comprised of approximately 644,300 tests reported in our laboratory. Comparatively, during the nine months ended September 30, 2019, total reported units were approximately 562,600, comprised of approximately 525,200 tests reported in our laboratory.

Product Revenues

During the nine months ended September 30, 2020, product revenues increased by $65.3 million, or 33% compared to the nine months ended September 30, 2019, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $5.8 million, or 25%, during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. The decrease in revenue was primarily due to a $6.1 million decrease from the Evercord offering due to the sale of this business in the third quarter of 2019. The remaining change was related to an increase in our oncology product offering which was offset by a decrease in revenues recognized from our collaborative agreements.

Cost of Product Revenues

During the nine months ended September 30, 2020, cost of product revenues increased by $8.0 million or 7% when compared to the nine months ended September 30, 2019, primarily due to higher costs related to inventory consumption of $9.9 million driven by the increase in accessioned cases, higher labor and overhead costs of approximately $9.9 million driven by headcount growth, product support, our HCS automation workflow, and COVID-19 related costs (e.g., virus preventative supplies, hazard pay, and salary increases for essential workers) partially offset by a decrease of $10.6 million in specimen related fees and a $1.2 million decrease in shipping cost.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the nine months ended September 30, 2020, when compared to the nine months ended September 30, 2019, increased by $4.7 million, or 60%. During the nine months ended September 30, 2020, there was an increase in licensing and other costs primarily due to increases in costs to satisfy performance obligations for our oncology offering and collaboration arrangements development efforts with a net increase of $8.1 million. In addition, there was a decrease of $3.4 million in cost related to the Evercord offering as we ceased offering this service starting in the third quarter of 2019.

Research and Development

Research and development expenses during the nine months ended September 30, 2020, increased by $31.3 million, or 86%, when compared to the nine months ended September 30, 2019. The increase was primarily driven by a $21.8 million increase in salary and consulting related expenditures due to headcount growth, which includes a $4.1 million increase in stock-based compensation expense. In addition, there was an increase of $5.0 million from clinical studies related to our new product offerings, a $1.5 million increase in recruiting expenses, and a $3.4 million increase for software licenses, hardware, and production support, which was partially offset by a $0.4 million reduction in travel costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $62.0 million, or 42%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in selling, general and administrative expenses was primarily attributable to an increase of $39.4 million of compensation related expenses resulting from headcount growth as we expand our product offerings and increases in payroll related expenses, $9.6 million from increased stock-based compensation, $0.6 million from increased recruiting costs, $4.5 million for increased marketing expenses, $4.0 million from increased legal fees, $2.2 million from increased equipment for remote work and supplies due to the COVID-19 pandemic, $2.8 million from higher fees from our third-party billing and collection vendors, and $1.0 million from increased business insurance costs. This was partially offset by a $2.1 million decrease in travel related costs due to restrictions from the COVID-19 pandemic.

Gain on Disposal of Business

Gain on disposal of business was $14.4 million in the nine months ended September 30, 2019 due to the gain on sale of Evercord. There was no such gain during the nine months ended September 30, 2020.

Interest Expense

Interest expense increased by $2.7 million, 33%, in the nine months ended September 30, 2020 compared to the same period in the prior year. The increase was primarily due to the issuance of the Convertible Notes in April 2020 with an outstanding principal balance of $287.5 million at a 2.25% interest rate (refer to note 10, Debt, in Item 1, Financial Statements, for details).

Interest and Other Income

Interest and other income increased by $3.7 million for the nine months ended September 30, 2020, compared to the same period in the prior year, primarily due to additional interest income from larger cash, cash equivalent and investments balances of $1.6 million, sublease income of $1.5 million, and $0.6 million from other income.

Loss on Debt Extinguishment

The loss on debt extinguishment of $5.8 million was a result of the repayment of the outstanding principal and interest under the 2017 Term Loan with Orbimed in the third quarter of 2020. Refer to note 10, Debt, in Item 1, Financial Statements, for details.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2020, we had a net loss of $153.3 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2020, we had an accumulated deficit of $852.9 million. We had $209.5 million in cash and cash equivalents and restricted cash, $600.2 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. We used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed (see Note 10, Debt, in Item 1, Financial Statements).

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

In April 2019, we completed an underwritten equity offering and sold 6,052,631 shares of common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of the underwriting discount. In October 2019, we completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount. In September 2020, the Company completed an additional underwritten equity offering and sold 4,791,665 shares of its common stock at a price of $60.00 per share to the public. Before offering expenses of $0.3 million, the Company received proceeds of $271.0 million net of the underwriting discount.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after November 5, 2020.

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

2017 Term Loan

In August 2017, we entered into the 2017 Term Loan with OrbiMed, which has a maximum borrowing capacity of $100.0 million. On the closing date of August 8, 2017, we borrowed $75.0 million, with the remaining $25.0 million available to borrow at our option at any time through December 31, 2019. Subsequently, we entered into several amendments and extended the expiration date until December 31, 2019 to draw the unused borrowing capacity of $50.0 million. After the amendments, the interest rate was equal to the sum of (i) 8.25% plus (ii) the higher of 1.00% or LIBOR, provided we draws the minimum capacity of $25.0 million. If the amount drawn is less than $25.0 million, the interest rate would remain at the sum of (i) 8.75% plus (ii) the higher of 1.00% or LIBOR. As a fee in consideration of extending the commitment to provide this option to draw until December 31, 2019, we issued an additional 25,000 shares of our common stock to OrbiMed. We did not exercise such option, and the right to draw the unused borrowing capacity expired. In April 2020, we used a portion of the net proceeds from the offering of the Convertible Notes to repay our obligations under the 2017 Term Loan with OrbiMed.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
(in thousands)
Cash (used in) provided by operating activities	$(109,210)	$(48,390)
Cash provided by investing activities	(232,295)	(71,108)
Cash provided by financing activities	489,053	120,158
Net (decrease) increase in cash, cash equivalents and restricted cash	147,548	660
Cash, cash equivalents and restricted cash, beginning of period	61,981	51,004
Cash, cash equivalents and restricted cash, end of period	$209,529	$51,664

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2020 was $109.2 million. The net loss of $153.3 million includes $61.4 million in non-cash charges resulting from $6.2 million of depreciation and amortization, $3.4 million premium amortization and discount accretion on investment securities, $34.4 million of stock-based compensation expense, $5.8 million non-cash lease expense, $1.4 million provision for credit losses, and $5.8 million loss on debt extinguishment, $4.5 million for accretion of the convertible note, and $0.2 million of amortization of debt discount, these non-cash charges were offset by $0.2 million of inventory reserve adjustments, and $0.1 million of non-cash benefits. Operating assets had cash outflows of $32.9 million resulting from $17.9 million increases in accounts receivable, $7.8 million increases in inventory, and $7.3 million decreases in prepaid assets, offset by $0.1 million increases in other assets. Operating liabilities generated cash inflows of $15.6 million resulting from a 16.3 million increase in other accrued liabilities, a $6.4 million increase in accrued compensation, offset by a $5.5 million decrease in deferred revenue and a $1.6 million decrease in accounts payable.

Cash used in operating activities during the nine months ended September 30, 2019 was $48.4 million. The net loss of $89.6 million includes $21.0 million in non‑cash charges resulting from $5.9 million of depreciation and amortization, $5.8 million of amortization of the operating right-of-use assets on a straight-line basis subsequent to the adoption of ASC 842, $20.1 million of stock-based compensation expense; amortization of debt discount, premium amortization and discount accretion on investment securities totaling $0.7 million, $0.7 million of inventory excess adjustments, $1.7 million from impairment of assets, and $0.5 million in other non-cash charges. These non-cash charges were offset by $14.4 million gain on disposal of Evercord. Operating assets had $20.7 million cash outflow resulting from a $2.5 million increase in accounts receivable, $9.3 million increase in prepaid and other current assets, and $9.3 million increase in other assets, offset by a $0.4 million decrease in inventory. Operating liabilities generated cash inflows of $40.9 million due to an increase of deferred revenues of $42.9 million primarily driven by prepaid license, royalties and one milestone payment from BGI, an increase in accrued compensation of $1.6 million, and an increase in other accrued liabilities of  $1.7 million, offset by a decrease in accounts payable of $5.2 million.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 totaled $232.3 million, which was comprised of purchasing new investments of $479.0 million and $12.1 million in acquisitions of property, plant and equipment, offset by $247.3 million from proceeds of investments maturities and $11.5 million proceeds from sale of investments.

Cash used in investing activities for the nine months ended September 30, 2019 totaled $71.1 million, which was comprised of purchasing new investments of $197.0 million and acquisitions of property, plant and equipment of $2.6 million, offset by $118.8 million in proceeds resulting from maturities of investments and proceeds of $9.7 million from the disposal of Evercord.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 totaled $489.1 million comprised of $15.8 million cash proceeds from the exercise of stock options, $3.1 million in issuance of common stock under the employee stock purchase plan, $278.3 million net proceeds from the issuance of the Convertible Notes, and $270.7 million in net proceeds from our equity offering completed in the third quarter of 2020. This was offset by a $78.8 million repayment of the 2017 Term Loan with OrbiMed.

Cash provided by financing activities for the nine months ended September 30, 2019 totaled $120.2 million. The cash proceeds were primarily comprised $107.6 million net of underwriting discount and issuance costs from the equity offering completed in the second quarter of 2019. The remainder was comprised of proceeds from the exercise of stock options and shares purchased from the employee stock purchase plan

Contractual Obligations and Other Commitments

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.1 million gross debt outstanding on our Credit Line, including principal and accrued interest as of September 30, 2020. The interest rate for our Convertible Notes are fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $6.0 million annually in relation to amounts we would expect to earn, based on our short-term investments as of September 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any unfavorable events or circumstances actually occurs, our business may suffer, the trading price of our common stock and other securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We face risks related to health epidemics, including the current COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our business has been and continues to be adversely affected by the ongoing pandemic of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, our personnel located at our headquarters in California and elsewhere in the United States and in other countries have been subject to shelter-in-place or stay-at-home orders from state and local governments for the past several months. These measures have adversely impacted and may further impact our employees and operations, and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have adversely affected and are expected to continue to adversely affect demand for our tests. Many of our customers, including hospitals and clinics, have suspended non-emergency appointments and services, which resulted in a significant decrease in our test volume. In addition, because we rely heavily on our direct sales force to sell our tests, we expect our sales cycle, particularly for new customers, will continue to be significantly impacted. Travel bans, restrictions and border closures have also impacted our ability to ship test kits to and receive samples from our customers. In addition, certain aspects of our business, such as laboratory processes, cannot be conducted remotely. These measures by government authorities may continue to remain in place for a significant period of time and they are likely to continue to adversely affect our test volume, sales activities and results of operations for an indefinite period of time.

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

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences) and incur some operating costs, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

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

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income and related health insurance coverage, increased and prolonged unemployment or a decline in consumer confidence as a result of the pandemic, as well as limited or significantly reduced points of access of our products, could have a material adverse effect on the demand for some of our products, such as our products targeted for the IVF market. Decreased demand for our tests, particularly in the United States, could negatively affect our overall financial performance. A significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 continues to be significant, and the potential decrease in demand for our tests could have a disproportionately negative impact on our business and financial results.

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue, and financial markets generally have experienced periods of significant volatility. Our stock price has also experienced volatility during this time, including occasional significant declines, and such declines may repeat or continue for the foreseeable future.

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

We have derived the significant majority of our revenues from Panorama and Horizon, and if our efforts to further increase the use and adoption of Panorama and Horizon or to develop new products and services in the future do not succeed, our business will be harmed.

Historically, including for the three months ended September 30, 2020 and the year ended December 31, 2019, the significant majority of our revenues were derived from sales of our Panorama NIPT and our Horizon carrier screening, or HCS, test, and we expect this to continue to be the case. With respect to Panorama in particular, continued and additional market demand for Panorama, and reimbursement for the average risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs and carrier screening tests continue to evolve. We cannot guarantee that physicians will recommend and order Panorama or Horizon, and our laboratory distribution partners and licensees may not actively or effectively market Panorama or Horizon.

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

•

if we are unable to demonstrate that our tests are superior to competing tests, laboratories, clinics, clinicians, physicians, payers and patients may not adopt the use of Panorama, Horizon or our other tests on a broad basis, and may not be willing to pay the price premium over competing tests that we have, to date, been able to achieve;

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

•

third-party payers have increasingly required that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama, Horizon and our other tests, which has impacted our results of operations since the fourth quarter of 2017, when these requirements began to take effect;

•

the results of our SMART Study evaluating the performance of Panorama, when published, may fail to convince laboratories, clinics, clinicians, physicians or patients of the benefits of utilizing Panorama in average risk pregnancies or for microdeletions and may not increase reimbursement for Panorama;

•

the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish in the future or that comes from the commercial use of our tests may be inconsistent with our existing data, including the data from our SMART Study, and may raise questions about the performance of our tests, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of our tests; we may experience supply constraints, including those due to the failure of our key suppliers to provide required sequencers and reagents in sufficient amounts or of adequate quality or disputes with our key suppliers, including those with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, who is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata, and with whom we are currently involved in patent proceedings as further described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements;

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

•

we may fail to adequately protect or enforce our intellectual property relating to our tests, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as certain of our competitors have claimed in lawsuits filed against us, as discussed further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements; if we are required to pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running our tests, we may experience increased costs in running our tests, and we may be unable to pass such costs on to our customers;

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

We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering and our registered public equity offerings. Our net loss for the three months ended September 30, 2020 and 2019 was $58.3 million and $23.1 million, respectively. As of September 30, 2020, and December 31, 2019, we had an accumulated deficit of $852.9 million and $699.2 million, respectively. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, Panorama, Horizon and our other products, improve these products, and research and develop and commercialize new products, which increasingly are in industries that are new to us, such as oncology and organ health.

In addition, the rate of growth in our revenues has fluctuated in the past, and may continue to do so in future periods. In particular, such rate of growth may be negative, low or flat, including if the rate of growth of our test volumes slows. A significant element of our business strategy is to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for the average-risk pregnancy population and for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues especially if we are unable to increase the adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning in January 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning in January 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

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

Our success will depend in part on our ability to effectively introduce enhanced or new offerings. The focus of our research and development efforts has expanded beyond reproductive health products, as we are now also applying our expertise in processing and analyzing cell-free DNA in the fields of cancer monitoring and organ health. In recent years we have developed and/or launched several new products or enhanced versions of existing products, including our first offerings in oncology and in organ transplantation, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients’, clinicians’, payers’ and other counterparties’ attitudes and needs as well as emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

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

We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, may require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SNP-based Microdeletions and Aneuploidy RegisTry, or SMART, Study, or due to changes in study design or other unforeseen circumstances, such as our decisions in the past to expand our SMART Study; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require.

The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current tests or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected. For example, we recently announced that results of our SMART Study have been un-blinded, with related public disclosure and publications expected in 2021. The objective of the SMART Study was to evaluate the performance of SNP-based NIPT for 22q11.2 deletion syndrome by tracking birth outcomes in the general population among over 18,000 women who presented clinically and elected Panorama microdeletion and aneuploidy screening as part of their routine care. We cannot assure you that the results of our SMART Study, when released, will convince laboratories, clinics, clinicians, physicians or patients of the benefits of utilizing Panorama in average risk pregnancies or for microdeletions. We also cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for Panorama in the average-risk population or for microdeletions. Further, the data collected from any studies we complete in the future may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests.

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

Our quarterly results of operations, including our revenues, gross margin, net loss and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause our results to fall below our financial guidance or other projections or goals, or the expectations of analysts or investors, which could adversely affect the price of our common stock. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

Competition in our industry is intense; if we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our principal competition in reproductive health comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We are new to the fields of oncology and organ health, and face competition in these business areas from other companies, many of which are larger, more established and have more experience and more resources than we do. Some companies in the ctDNA-based liquid biopsy field are expanding their research and development efforts to include tracking more tumor-specific variants and/or other biomarkers in addition to ctDNA, on the basis that these analyses may collectively result in improved sensitivity and earlier detection than currently available tests, such as Signatera. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services.

We compete with numerous companies in the genetic diagnostics space. Our primary competitors in NIPT include Sequenom, which was recently acquired by LabCorp; Illumina, through its subsidiary Verinata; Ariosa, a subsidiary of Roche; Myriad Genetics, Inc., which has acquired Counsyl, Inc; Invitae Corp.; Bio-Reference, a business unit of OPKO Health, Inc.; Quest; Premaitha Health PLC; BGI; Progenity, Inc., or Progenity; and NxGen. All of our main NIPT competitors in the United States are owned or controlled by companies much larger than ours and with much greater resources for sales, marketing and research and development efforts. Our primary competitors in carrier screening include LabCorp; Myriad Genetics, Inc.; Mount Sinai Genomics, Inc. d/b/a Sema4; Invitae Corp.; Progenity; Quest; Recombine Inc.; GeneDx, Inc., a subsidiary of Bio-Reference; and GenPath Diagnostics, a business unit of Bio-Reference. In the field of ctDNA-based MRD assessment and recurrence surveillance, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Diagnostics, a division of Roche; Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc.; Exact Sciences Corp.; Inivata, Inc.; C2i Genomics, Inc.; and ArcherDX, Inc., or ArcherDX, which has entered into an agreement to be acquired by Invitae Corp., one of our primary competitors in both NIPT and carrier screening. In the field of transplant rejection, our primary competitors include CareDx and Eurofins Viracor, Inc. We expect that competition in these spaces will continue to increase.

Some of our competitors’ products and services are sold at a lower price than ours, which could cause sales of our tests and services to decline or force us to reduce our prices. Our current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. We are increasingly subject to litigation with our competitors; for example, as disclosed elsewhere in these risk factors, we are or have recently been in active litigation with competitors in each of the reproductive health, oncology and organ transplantation fields, which involve considerable costs to us as well as management time and attention. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.

We may not be successful in commercializing our cloud-based distribution model.

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including in the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities as LDTs, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of October 31, 2020, fewer than 20 licensees are using Constellation commercially to market NIPT products and one licensee is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, if a test developed by any of our licensees under our cloud-based distribution model in the United States is found not to be an LDT, the licensee may not be able to market its test, and we would not receive the anticipated revenues from that licensee.

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

Approximately 87% and 80% of our total revenues for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions, and our expansion of these functions in line with the overall growth in our business. We continue to monitor our personnel, but we have in the past experienced, and may in the future experience, situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties;” moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, which could be material in the aggregate. As described further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, a purported class action lawsuit has been filed against us, alleging that we sent an unauthorized text message to a plaintiff’s cellular telephone. As we continue to scale up our sales and marketing efforts in line with the growth in our business, in particular our increased pace of product launches as well as further geographical expansion, we face an increased need to continuously monitor and improve our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs, may receive inquiries from third-party payers or other third parties, or be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

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

We and our subsidiaries outsource the portions of testing that we do not perform in-house to third-party CLIA certified laboratories. For example, a portion of our Horizon carrier screening testing and our Vistara single-gene mutations testing is performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform these services for us, but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us, and third-party laboratories that we have contracted with have in the past had, and occasionally continue to have, issues with delivering results to us or resolving issues with us within the time frames we expected or established in our contracts with them, which sometimes results in longer than expected turnaround times for, or negatively impacts the performance of, these tests and services. We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness, including as a result of the COVID-19 pandemic. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories’ facilities that causes a loss of capacity would heighten the risks that we face. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these tests and services. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations to us in a timely manner and in accordance with the standards that we and our customers expect, our ability to service our customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, when these issues arise, we have had to expend time, management attention and other resources to address and remedy such issues. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins may suffer.

If we are unable to successfully grow revenues for our products or services in addition to Panorama and Horizon, our business and results of operations may be adversely affected.

Our ability to successfully grow revenues for products or services in addition to Panorama and Horizon, is uncertain and is subject to many of the risks we face with respect to Panorama and Horizon. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights, which has occurred, as disclosed elsewhere in these Risk Factors, with respect to litigation with Illumina relating to Panorama, with each of ArcherDX and Genosity relating to Signatera, with CareDx relating to Prospera and with Ravgen, Inc., relating to Panorama, Vistara, Signatera and Prospera. In addition, because our revenues from Horizon now represent a significant proportion of our overall revenues, any adverse impact we experience with respect to Horizon could result in an impact to our overall revenues, or a component of such overall revenues; for example, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall blended average selling price. If we are not able to increase adoption of and grow revenues for our products or services, our business and results of operations may be adversely affected.

We began offering our Vistara single-gene mutations screening test in May 2017; our Signatera cancer recurrence monitoring offering for research use only in August 2017; our twin pregnancies screening capability for Panorama in October 2017; our Signatera CLIA test and Prospera transplant rejection test, both on a limited basis, in 2019, with full-scale commercial launches of both Signatera and Prospera, among other products, in 2020. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulties with launching a new offering and in new markets, including risks inherent in launching multiple new offerings simultaneously. Some of our offerings, such as Signatera and Prospera, while based upon our core molecular diagnostic technology, are in fields that are new to us; and others, such as Vistara, are subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our recent offerings will be successful.

If our primary CLIA-certified laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We have recently expanded our laboratory operations capacity in Austin, Texas to support continued growth in our Panorama and Horizon tests and to help ensure business continuity. We are still ramping up our test processing capacity and abilities at this location, including by obtaining recognition as a Medicaid provider in certain states in which we are not already credentialed, which is required in order for us to obtain reimbursement from each such states’ Medicaid program, as further described in the risk factor entitled “—Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from the Medicare program and state Medicaid programs.” We currently otherwise have no backup or redundant facility to perform our main product and source of revenue, Panorama, which we perform at our primary San Carlos, California laboratory facility. Our Signatera and Prospera tests are currently also performed at our San Carlos facility, and our efforts in oncology and organ health represent significant areas of focus for us, both operationally and financially. Our San Carlos facility is situated near active earthquake fault lines. Our facility may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, flooding, power outages and contamination, including as a result of the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our San Carlos facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy. Although we take measures to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our technology and other third party service providers and their subcontractors, are nevertheless inherently vulnerable, to some extent, to cyber-attacks by hackers or viruses or breaches due to employee error, technical error, malfeasance or other disruptions. Any such breach or interruption, whether of our systems or that of our third party service providers or their subcontractors, could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability or penalties under laws and regulations that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, or state privacy regulations, such as the California Consumer Privacy Act. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position. We are also subject to these risks as a result of our relationships with third party vendors and their subcontractors, whose systems may be breached and may cause our sensitive data, including patient data, to be compromised. We have on occasion experienced such disruptions.

For example, in May 2019, we were notified of a data security incident that compromised the computer systems of Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency, or AMCA, one of our third party vendors, and affected a limited number of our patients whose data was stored in AMCA’s systems. While the accessed data did not include Social Security numbers, the credit card information of a small number of the patients was compromised. We notified the affected individuals as required by HIPAA. Further, in August 2020, we were notified of a data security incident that compromised the systems of another third party vendor, which affected a number of our patients whose data was stored in the vendor’s systems. The compromised information included protected health information of such patients, but did not include Social Security numbers, financial information or test results. The vendor is in the process of making the required notifications.

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

In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. Since 2017, we have launched eight new products, three of which are in markets or industries new to us. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

Part of our business strategy is to develop relationships with laboratory and other partners to sell our other products, both in the United States and internationally. For example, we have entered into an agreement with BGI Genomics pursuant to which, among others, we will commercialize Signatera in China and develop reproductive health tests on BGI Genomics’s sequencing platform; and an agreement with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays for use by biopharmaceutical and clinical customers who order Foundation Medicine’s companion diagnostic cancer test. Developing and commercializing products with third parties reduces our control over such development and commercialization efforts and subjects us to the various risks inherent in a joint effort with a third party, such as delays, operational issues, technical difficulties and other contingencies outside of our influence or control. Distributing Panorama, Signatera and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these third parties could weaken, or they could terminate their relationship with us and/or stop selling our products, as has happened in the past; reduce their marketing efforts in respect of our products; develop and commercialize or otherwise sell competing products in addition to or in lieu of our tests, as has also occurred; merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize the efforts to sell our products; or otherwise breach their agreements with us. For example, as further described in “Note 3—Revenue Recognition—Licensing and Other Revenues—Qiagen” of our unaudited condensed financial statements, we had entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, Qiagen would distribute an NIPT based on our Panorama test on a sequencer to be developed by us and Qiagen; however, Qiagen has announced that it has discontinued the development of its Next Generation Sequencing Platform and has now partnered with Illumina to develop next-generation sequencing based tests. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible for our partners’ sales and marketing activities. Disagreements or disputes with our laboratory partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama, Signatera or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are continually evaluating and pursuing various strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities, or grant of equity or equity-linked securities in connection with any debt financing, will dilute stockholders’ ownership interests in us and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants, and may impose other constraints on us and our operations, as was the case under our 2017 Term Loan with OrbiMed. To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

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

In April 2020, we issued $287.5 million aggregate principal amount of 2.25% Convertible Senior Notes due 2027, or the Convertible Notes. Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•	require us to use a substantial portion of our cash flow from operations to make debt service payments;
•	limit our flexibility to plan for, or react to, changes in our business and industry;
•	place us at a competitive disadvantage compared to our less leveraged competitors; and
•	increase our vulnerability to the impact of adverse economic and industry conditions.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2019, we had federal and state NOL carryforwards of approximately $514.0 million and $271.6 million, respectively, which, if not utilized, begin to expire in 2027 and 2028, respectively. Approximately $194.2 million of these federal NOLs can be carried forward indefinitely. We also had federal research and development credit carryforwards of approximately $15.7 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $13.0 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

Our business depends on our ability to obtain and maintain adequate reimbursement coverage from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our most significant source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: expanding insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. As discussed in the risk factor entitled “—Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations”, we expect to publish data from our SMART Study in 2021. Historically, we have not received reimbursement for a significant number of Panorama tests that we have performed for average-risk patients and for microdeletions; and we cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for Panorama in the average-risk population or for microdeletions. In addition, while we have received a positive local coverage determination from the Molecular Diagnostic Services Program, which identifies and establishes Medicare coverage and reimbursement for molecular diagnostic tests, to provide Medicare benefits for serial use of our Signatera test in patients with Stage II or III colorectal cancer, we cannot guarantee that our test will be reimbursed at the rate we expect. Furthermore, while we have recently received a positive coverage decision for our Prospera test, we cannot guarantee that our test will continue to be reimbursed at the same or a similar rate as we have received thus far. If we are unable to obtain or maintain adequate reimbursement coverage from, or achieve in-network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The practice guidelines issued by professional societies now generally acknowledge that NIPT is the most sensitive screening option for, and/or are generally supportive of, NIPT in average-risk pregnancies, in addition to high-risk pregnancies. However, the latest of such practice bulletins, issued by the American College of Obstetrics and Gynecology and supported by the Society for Maternal-Fetal Medicine, or SMFM, was very recent, and it remains the case that not all third-party payers reimburse for NIPT for these average-risk patients. Currently, Aetna Inc., UnitedHealthcare Insurance Company and a number of other third-party payers (with the exception of a temporary expansion in coverage by two such third-party payers as a result of the COVID-19 pandemic) have negative coverage determinations for NIPT in average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk population. In addition, SMFM’s position with respect to microdeletions remains that routine screening for microdeletions should not be performed. Many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, we have and may continue to experience low reimbursement rates for Panorama for microdeletions. If we are unable to present satisfactory additional data on the performance of Panorama for 22q11.2 deletion syndrome, including data from our SMART Study, we may be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not reimburse.

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

Our revenues from Medicare are currently relatively small, given the population that Medicare covers, and the fact that our testing in women’s health, which has comprised the significant majority of our business, generally is not received by Medicare beneficiaries. As a result, we do not expect our Medicare revenues to change materially with regard to NIPT. However, Medicare reimbursement impacts our revenues in our oncology and organ health business, as a large proportion of these patients are covered by Medicare. Furthermore, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement for Panorama was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues.

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

In the United States, the AMA generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology, or CPT, which we and our ordering healthcare providers must use to bill and receive reimbursement for our diagnostic tests. Once the CPT code is established by the AMA, CMS establishes payment levels and coverage rules under Medicare while private payers independently establish rates and coverage rules. A CPT code specific to NIPT for aneuploidies, and a CPT code for microdeletions, are in place, and CMS has established a pricing benchmark for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has decreased since the implementation of the microdeletions CPT code because third-party payers are declining to reimburse under this code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish additional data, including the expected publications from our SMART Study, and obtain positive coverage determinations for Panorama for microdeletions. In addition, a CPT code for expanded carrier screening tests has been implemented, which has caused and may continue to cause reimbursement rates for our Horizon expanded carrier screening tests to decline. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

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

The FDA has previously laid out elements of a potential LDT regulatory framework but has not established any regulatory requirements. In August 2020, the United States Department of Health and Human Services, or HHS, announced that FDA will no longer require premarket review of LDTs absent notice-and-comment rulemaking. HHS rescinded all guidance documents and informal statements of policy concerning LDTs. The FDA’s activities around regulating LDTs had prompted the drafting of legislation governing diagnostic products and services that sought to substantially revamp the regulation of both LDTs and IVDs. Congress may still act to provide further direction on the regulation of LDTs and substantially modify the regulation of IVDs.

In the meantime, the regulation by the FDA of LDTs remains uncertain. If FDA premarket clearance, approval or authorization is required for any of our existing or future tests, or for any components or materials we use in tests, we may be forced to stop selling our tests or we may be required to modify claims or make other changes to our tests while we or our supplier work to obtain FDA clearance, approval or authorization. Our business would be adversely affected while such review is ongoing and if we or our supplier are ultimately unable to obtain premarket clearance, approval or de novo authorization. For example, the regulatory premarket clearance, approval or de novo authorization process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed or plan to perform for each of our products and would involve submitting a premarket notification, or 510(k), a de novo application, or filing a PMA application with the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or authorizations. In addition, we may require cooperation in our filings for FDA clearance, approval or authorization from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances, approvals or authorizations, or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance, approval or authorization for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we have been party to certain intellectual property proceedings with Illumina as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. Furthermore, if FDA premarket clearance, approval or de novo authorization is required, our cash flows may be adversely affected until we obtain such clearance, approval or authorization, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to be cleared or approved but which have not been.

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

Furthermore, the molecular diagnostics industry as a whole is a growing industry and regulatory agencies such as HHS or the FDA may apply heightened scrutiny to new developments in the field. While we have taken steps to ensure compliance with the current regulatory regime in all material respects, given its nature and our geographical diversity, there could be areas where we are non-compliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be non-compliant with current or future regulatory requirements, we may be subject to sanctions which could include changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings, which may adversely affect our business, financial condition and results of operations by increasing our cost of compliance or limiting our ability to develop, market and commercialize our tests.

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

Some states require that we hold licenses or permits to test samples from patients in those states and as a result we are also required to maintain standards related to state licensure to conduct testing in our laboratories under state law. California state laboratory laws and regulations establish standards for the operation of our clinical laboratory and performance of test services in San Carlos, California as well as in our Austin, Texas laboratory, because our Texas laboratory receives specimens originating from California; the State of Texas does not impose state licensure or registration requirements upon a laboratory facility outside of maintaining CLIA certification. Additionally, all personnel involved in testing in our California laboratory must maintain a California state license or be supervised by licensed personnel. We maintain a license in good standing with the California Department of Public Health, or CAPH, for both our California and Texas laboratories. In addition, because we test specimens originating from New York at our San Carlos, California laboratory, we have obtained a state laboratory permit for our San Carlos laboratory from the New York Department of Health, or DOH, which mandates proficiency testing regardless of whether the laboratory is physically located in New York. We do not test specimens originating from New York at our Texas laboratory. The New York state laboratory laws, regulations and rules are at least as stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services; and the laboratory director must maintain a Certificate of Qualification issued by New York’s DOH. As under CLIA, we are subject to routine on-site inspections or inspections in response to a complaint under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, CAPH or New York’s DOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. We cannot assure you that the regulators in any state from which we have obtained a required license or permit will at all times find us to be in compliance with the applicable laws of their respective state, which may result in suspension, limitation, revocation or annulment of our laboratory’s license for that state or negative impact to our CLIA certificate, censure, or civil monetary penalties, and would result in our inability to test samples from patients in that state. Any such consequences could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

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

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the CLFS that is designed to bring Medicare allowable amounts in line with the often lower negotiated payment rates paid by private payers. The implementation of the PAMA rates have negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and continue to be the subject of controversy in the industry. The new rates under PAMA have had minimal impact on our business because our revenues from Medicare have been very low; however, we expect the new rates to have greater impact on us as we increase billing for our Signatera and Prospera testing. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of government health plans pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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

We are or have recently been engaged in patent infringement lawsuits and other intellectual property disputes against various competitors in each of the industries in which we operate, as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements. We may become subject to and/or initiate future intellectual property litigation as our product portfolio, and the level of competition in our industry segments, grow.

Should we be unsuccessful defending against patent infringement claims, we may be required to pay substantial royalties, money damages, or be enjoined from offering certain products or services. We may be required to change our marketing practices, pay large damages awards, and in the case of patent infringement, pay unsustainably high royalties to obtain licenses from third parties. In addition, we could experience delays in product introductions or sales growth while we attempt to develop non-infringing alternatives. Any of these or other adverse outcomes could prevent us from offering our tests or otherwise have a material adverse effect on our business, financial condition and our results of operations.

We cannot predict whether, or offer any assurance that, the patent infringement claims we have initiated or may initiate in the future will be successful. We are and may become subject to counterclaims by patent infringement defendants. Our patents may be declared invalid or unenforceable, or narrowed in scope. Even if we prevail in an infringement action, we cannot assure you that we would be adequately compensated for the harm to our business. If we are unable to enjoin third-party infringement, our revenues may be adversely impacted and we may lose market share; and such third-party product may continue to exist in the market, but fail to meet our regulatory or safety standards, thereby causing irreparable harm to our reputation as a provider of quality products, which in turn could result in loss of market share and have a material adverse effect on our business, financial condition and our results of operations.

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

We expect that, under applicable accounting principles, the initial liability carrying amount of the Convertible Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We have reflected the difference between the net proceeds from the sale of the Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense to be recognized for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which results in lower reported net income. The lower reported income (or higher net loss) resulting from this accounting treatment could depress the trading price of our common stock and the Convertible Notes.

Under historical accounting standards, under certain circumstances we would be eligible to use the treasury stock method to reflect the shares underlying the Convertible Notes in our diluted earnings per share. Under this method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Convertible Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Notes will not be reflected in our diluted earnings per share. In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This guidance, which will be effective for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years) eliminated the treasury stock method for convertible instruments such as the Convertible Notes and instead requires application of the “if-converted” method. Under that method, once adopted, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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

The conversion of some or all of the Convertible Notes will dilute the ownership interests of stockholders to the extent we deliver shares of our common stock upon such conversion. The Convertible Notes are currently convertible and may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

•	changes in reimbursement practices by current or potential payers;
•	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our stock;

•	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•	actual or anticipated changes in regulatory oversight of our products;
•	development of disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	announcement or expectation of additional debt or equity financing efforts;
•	any major change in our management; and
•	general economic conditions and slow or negative growth of our markets.

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

Although we determined that our internal controls over financial reporting were effective as of December 31, 2019, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

Sales of a substantial number of shares of our common stock in the public markets could cause the price of our common stock to decline .

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We may issue our shares of common stock or securities convertible into our common stock, such as our Convertible Notes, from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the price of our common stock to decline.

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

As of September 30, 2020, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 11.6% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Provisions in our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the Public Company Accounting Oversight Board, or PCAOB, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations, including the implementation of ASU 2016-02, Leases (Topic 842), or accounting for the Convertible Notes, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before or after the announcement of a change in such principles. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. A discussion of these standards and other pending changes in GAAP, are further discussed in “Note 2—Summary of Significant Accounting Policies” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Recent Sales of Unregistered Securities

              None.

(b)         Use of Proceeds

Not applicable.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

As previously disclosed on our Current Report on Form 8-K filed on April, 16, 2020 with the Securities and Exchange Commission, on April 13, 2020, we issued and sold an aggregate principal amount of $287.5 million of our 2.25% Convertible Senior Notes due 2027 (the “Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by Morgan Stanley & Co. LLC (“Morgan Stanley”), J.P. Morgan Securities LLC (“J.P. Morgan”) and Cowen and Company, LLC (“Cowen”), as representatives (the “Representatives”) of the purchasers named therein (collectively, the “Initial Purchasers”) to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The net proceeds from the offering of the Notes, given the Initial Purchasers’ full exercise of their option to purchase additional Notes, were approximately $278.3 million after deducting the initial purchasers’ discount and estimated offering expenses payable by us.  We relied on these exemptions from registration based in part on representations made by the Initial Purchasers. To the extent that any shares of our common stock (“Common Stock”) are issued upon conversion of the Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof. A maximum of 9,634,700 shares of our common stock may be issued upon conversion of the Notes, subject to adjustment.

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

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

NATERA, INC.

Date: November 5, 2020	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)