Form 10-Q
period 2021-03-31
Natera, Inc.
filed 2021-05-07
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 1, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 87,943,997.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include information concerning our future results of operations and financial position, strategy and plans, and our expectations for future operations. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as "believe," "may," "will," "estimate," "continue," "anticipate," "design," "intend," "expect," "could," "plan," "potential," "predict," "seek," "should," "would" or the negative version of these words and similar expressions.

These forward-looking statements include, but are not limited to, statements concerning the following:

●	the extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
●	our ability to increase demand for Panorama and Horizon, including our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our efforts to successfully develop and commercialize our oncology and organ health products;
●	the effect of improvements in our cost of goods sold;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, including our SMART study and our ongoing and planned trials in oncology and transplant rejection;
●	our expectations regarding acquisitions and strategic operations;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027 in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to fund our working capital requirements; and
●	our compliance with federal, state, and foreign regulatory requirements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those discussed in Part II, Item 1A, “Risk Factors” in in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

As used in this quarterly report on Form 10-Q, the terms “Natera,” “Registrant,” “Company,” “we,” “us,” and “our” mean Natera, Inc. and its subsidiaries unless the context indicates otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par value and per share amount)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,126	$48,668
Restricted cash	163	187
Short-term investments	588,446	688,606
Accounts receivable, net of allowance of $2,970 in 2021 and $3,080 in 2020	87,562	78,565
Inventory	23,676	20,031
Prepaid expenses and other current assets, net	26,430	26,606
Total current assets	791,403	862,663
Property and equipment, net	40,177	33,348
Operating lease right-of-use assets	49,526	21,399
Other assets	12,406	14,743
Total assets	$893,512	$932,153
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,682	$8,096
Accrued compensation	25,870	30,371
Other accrued liabilities	77,296	60,407
Deferred revenue, current portion	9,069	50,125
Short-term debt financing	50,052	50,054
Total current liabilities	166,969	199,053
Long-term debt financing	279,471	202,493
Deferred revenue, long-term portion	23,816	22,805
Operating lease liabilities, long-term portion	50,811	21,246
Other long-term liabilities	—	320
Total liabilities	521,067	445,917

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2021 and December 31, 2020, respectively; 87,430 and 86,223 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9	9
Additional paid in capital	1,356,212	1,411,286
Accumulated deficit	(986,973)	(929,318)
Accumulated other comprehensive gain	3,197	4,259
Total stockholders’ equity	372,445	486,236
Total liabilities and stockholders’ equity	$893,512	$932,153

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2021	2020

Revenues
Product revenues	$118,382	$87,046
Licensing and other revenues	33,934	6,966
Total revenues	152,316	94,012
Cost and expenses
Cost of product revenues	61,322	41,520
Cost of licensing and other revenues	5,491	3,458
Research and development	40,188	18,225
Selling, general and administrative	108,332	65,681
Total cost and expenses	215,333	128,884
Loss from operations	(63,017)	(34,872)
Interest expense	(2,073)	(2,464)
Interest and other income, net	1,371	1,987
Loss before income taxes	(63,719)	(35,349)
Income tax expense	(134)	(23)
Net loss	$(63,853)	$(35,372)
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,062)	4,747
Comprehensive loss	$(64,915)	$(30,625)

Net loss per share (Note 12):
Basic and diluted	$(0.74)	$(0.45)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	86,689	78,287

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	78,005	$8	$976,955	$919	$(699,171)	$278,711
Issuance of common stock upon exercise of stock options	356	—	3,826	—	—	3,826
Vesting of restricted stock	291	—	—	—	—	—
Stock-based compensation	—	—	7,418	—	—	7,418
Unrealized gain on available-for sale securities	—	—	—	4,747	—	4,747
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(403)	(403)
Net loss	—	—	—	-	(35,372)	(35,372)
Balance as of March 31, 2020	78,652	$8	$988,199	$5,666	$(734,946)	$258,927

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	86,223	$9	$1,411,286	$4,259	$(929,318)	$486,236
Issuance of common stock upon exercise of stock options	575	—	4,570	—	—	4,570
Vesting of restricted stock units	632	—	—	—	—	—
Stock-based compensation	—	—	23,232	—	—	23,232
Unrealized loss on available-for sale securities	—	—	—	(1,062)	—	(1,062)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	(82,876)	—	6,198	(76,678)
Net loss	—	—		—	(63,853)	(63,853)
Balance as of March 31, 2021	87,430	$9	$1,356,212	$3,197	$(986,973)	$372,445

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Operating activities
Net loss	$(63,853)	$(35,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,549	1,826
Premium amortization and discount accretion on investment securities	2,097	721
Stock-based compensation	23,232	7,417
Non-cash lease expense	2,671	1,940
Amortization of debt discount and issuance cost	304	121
Inventory reserve adjustments	316	(64)
Other non-cash benefits (charges)	56	(57)
Provision for credit losses	—	1,387
Changes in operating assets and liabilities:
Accounts receivable	(8,997)	(8,786)
Inventory	(3,966)	(1,703)
Prepaid expenses and other current assets	(31)	(3,227)
Other assets	—	99
Accounts payable	(3,310)	217
Accrued compensation	(4,501)	(135)
Other accrued liabilities	18,602	3,348
Deferred revenue	(40,045)	(2,832)
Net cash used in operating activities	(74,876)	(35,100)

Investing activities
Purchases of investments	(43,024)	(53,876)
Proceeds from sale of investments	—	11,500
Proceeds from maturity of investments	140,024	93,785
Purchases of property and equipment, net	(10,260)	(7,917)
Net cash provided by investing activities	86,740	43,492

Financing activities
Proceeds from exercise of stock options	4,570	3,826
Net cash provided by financing activities	4,570	3,826

Net increase in cash, cash equivalents and restricted cash	16,434	12,218
Cash, cash equivalents and restricted cash, beginning of period	48,855	61,981
Cash, cash equivalents and restricted cash, end of period	$65,289	$74,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$152	$2,343

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$1,898	$2,657

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the "Company") was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change the management of disease worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with its statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with best-in-class accuracy and coverage. The Company’s technology has been proven clinically and commercially in the women’s health space, in which it develops and commercializes non- or minimally-invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome.  The Company is now translating its success in women’s health and applying its core technology to the oncology market, in which it is commercializing a personalized blood-based DNA test to detect molecular residual disease and monitor disease recurrence, as well as to the organ health market, initially with a test to assess kidney transplants for rejection. The Company operates laboratories certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health. The Company also has a subsidiary that operates in the state of Texas.

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus as well as in twin pregnancies, typically with a blood draw from the mother; Vistara, a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetics (“Spectrum”) to evaluate embryos to identify chromosomal anomalies or inherited genetic conditions to improve the chances of a healthy pregnancy during an in vitro fertilization ("IVF") cycle; Anora Miscarriage Test (“Anora”) to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing ("PAT"), which is exclusively marketed and sold by a licensee from whom the Company receives a royalty; Signatera, which detects circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease and monitor for recurrence; and Prospera, to assess organ transplant rejection. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation, a cloud-based software platform that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch tests based on the Company’s technology. Through the third quarter of 2019, the Company offered Evercord for the collection and storage of newborn cord blood and cord tissue units, which was sold in the third quarter of 2019 to a third-party buyer.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2021, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed on February 26, 2021), except as described in Recently Adopted Accounting Pronouncements below.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and three months ended March 31, 2021, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $63.9 million for the three months ended March 31, 2021 and an accumulated deficit of $987.0 million as of March 31, 2021. As of March 31, 2021, the Company had $65.3 million in cash, cash equivalents, and restricted cash, $588.4 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”). The Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed.

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

In April 2019, the Company completed an underwritten equity offering and sold 6,052,631 shares of its common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of the underwriting discount. In October 2019, the Company completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount. In September 2020, the Company completed an additional underwritten equity offering and sold 4,791,665 shares of its common stock at a price of $60.00 per share to the public. Before offering expenses of $0.3 million, the Company received proceeds of $271.0 million net of the underwriting discount. Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 6, 2021.

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

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the three months ended March 31, 2021:

Three months ended
March 31,
2021
(in thousands)
Beginning balance	$4,220
Write-offs	(110)
Total	$4,110

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

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, and the full extent and duration of the impact of the COVID-19 pandemic on its business, its operations, and the global economy as a whole is not yet known. While the Company’s test volumes grew during the three months ended March 31, 2021, the overall average selling prices for its tests decreased in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the Company cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on the macroeconomic environment.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended March 31, 2021, and 2020, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2021 and December 31, 2020, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three months ended
	March 31,
	2021	2020

	(in thousands)
Beginning balance	$4,259	$919
Net unrealized gain (loss) on available-for-sale securities, net of tax	(1,062)	4,747
Ending balance	$3,197	$5,666

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

In October 2020, ASU 2020-10, Codification Improvements, was issued which simplifies the existing codification. The guidance includes presentation disclosures for the amount of income tax expense or benefit related to other comprehensive income. ASU 2010-10 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application of the amendments is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The Company has adopted this standard as of January 1, 2021, which did not have a material impact on its condensed consolidated financial statements upon the adoption.

Debt

In August 2020, ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) was issued which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted this standard as of January 1, 2021 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the Convertible Notes due May 2027 are no longer bifurcated into separate liability and equity components in the March 31, 2021 condensed consolidated balance sheet. Rather, the $287.5 million principal amount of the Company’s Convertible Notes was classified only as a liability in the March 31, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, an adjustment was recorded to the Convertible Notes liability component, equity component (additional paid-in-capital) and retained earnings. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. This adjustment was calculated based on the carrying amount of the Convertible Notes as if it had always been treated only as a liability. Further, an adjustment was recorded to the debt discount and issuance costs as if these had always been treated as a contra liability only. Interest expense related to the accretion of the Convertible Notes is no longer recognized. Interest expense for the Convertible Notes for the three months ended March 31, 2021 would have been $2.3 million higher without the adoption of ASU 2020-06. As such, net loss from continuing operations attributable to the Company per common share for the three months ended March 31, 2021 is $0.03 lower due to the effect of adoption of ASU 2020-06.

	December 31,	ASU 2020-06	January 1,
	2020	Adoption Adjustment	2021

	(in thousands)
Liabilities
Outstanding Principal	$287,500	$—	$287,500
Unamortized debt discount and issuance cost	(85,007)	76,674	(8,333)
Net carrying amount	$202,493	$76,674	$279,167

Equity
Additional paid-in-capital	$(1,411,286)	$82,872	$(1,328,414)
Accumulated deficit	(929,318)	6,198	(923,120)

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

Product Revenues

Product revenues are derived from contracts with insurance carriers, laboratory partners and patients in connection with sales primarily related to prenatal genetic tests. The Company enters into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered as third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, the Company sells tests to a number of domestic and international laboratory partners and identifies the laboratory partners as customers provided that there is a test services agreement between the two parties.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended March 31, 2021 and 2020, $1.3 million and $1.0 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. The release of amounts reserved were recognized as product revenue within that period.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from the Signatera research use only offering and from its agreements with Qiagen LLC, (“Qiagen”), BGI Genomics Co., Ltd., and Foundation Medicine, Inc.

Constellation

The laboratory partners with whom the Company enters into a licensing arrangement represent the licensees and are identified as customers. The licensees do not have the right to possess the Company’s software, but rather receive services through the cloud software. These arrangements often include: (i) the delivery of the services through the cloud software, (ii) the necessary support and training, and (iii) the IVD kits to be consumed as tests are processed. The Company does not consider the software as a service, the support or the training as being distinct in the context of such arrangements, and therefore they are combined as a single performance obligation. The software, support and training are delivered simultaneously to the licensees over the term of the arrangement.

The Company bills the majority of licensees, who process the tests in their laboratories, a fixed price for each test processed. Licensing revenues are recognized as the performance obligations are satisfied (i.e., upon the delivery of each test) and reported in licensing and other revenues in the Company’s statements of operations and comprehensive loss.

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

Qiagen

In March 2018, the Company entered into a License, Development and Distribution Agreement (“the Qiagen Agreement”) with Qiagen under which the Company granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the Qiagen Agreement, the Company is initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million, which was fully collected in 2018. All or a portion of the prepaid royalties are refundable in limited circumstances. In addition, the Company was entitled to potential milestone payments from Qiagen upon the successful achievement of certain volume, regulatory and commercial milestones, and tiered royalties of $10.0 million, of which the Company received $5.0 million due December 31, 2018. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. The Company provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

Effective in March 2020, the Company terminated the Qiagen Agreement. Subsequently, in March 2021, the Company and Qiagen signed a Termination and Settlement Agreement where the Company agreed to refund a net $10 million as a result of the termination. The remaining $28.6 million of deferred revenue was recognized as other licensing and other revenue in the first quarter of 2021.

BGI Genomics

In February 2019, the Company entered into a License Agreement (the “BGI Genomics Agreement”) with BGI Genomics Co., Ltd. (“BGI Genomics”) to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The BGI Genomics Agreement has a term of ten years and expires in February 2029. According to the BGI Genomics Agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019, which was received in January 2021. Also, as required by BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating to $10.0 million were recorded in long-term advances on the Balance Sheet.

Pursuant to the BGI Genomics Agreement, the Company licensed its intellectual property and will provide development services. Following completion of development services, the Company will provide assay interpretation services over the term of the agreement. The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each NIPT and Oncology product, represents a single performance obligation.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (“the Foundation Medicine Agreement”) with Foundation Medicine, Inc. (“Foundation Medicine”) to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. No additional payments have been received in the three months ending March 31, 2021.

Pursuant to the Foundation Medicine Agreement, the Company will provide development services in conjunction with granting the use of the Company’s intellectual property. Following completion of those development services, the Company will provide assay testing services over the term of the agreement. The Company has concluded that the license is not a distinct performance obligation as it is highly interrelated and interdependent with the related development services. Therefore, license and related development services represent a single performance obligation.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended
	March 31,
	2021	2020
(in thousands)
Insurance carriers	$100,399	$70,672
Laboratory and other partners	44,535	15,683
Patients	7,382	7,657
Total revenues	$152,316	$94,012

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended
	March 31,
	2021	2020
(in thousands)
United States	$144,957	$86,731
Americas, excluding U.S.	813	782
Europe, Middle East, India, Africa	4,459	3,476
Asia Pacific and Other	2,087	3,023
Total revenues	$152,316	$94,012

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	March 31,	December 31,
(in thousands)	2021	2020
Assets:
Accounts receivable	$87,562	$78,565
Liabilities:
Deferred revenue, current portion	$9,069	$50,125
Deferred revenue, long-term portion	23,816	22,805
Total deferred revenues	$32,885	$72,930

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2020	$72,930
Increase in deferred revenues	1,030
Refunds of revenues previously deferred	(10,000)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(30,292)
Revenue recognized from performance obligations satisfied within the same period	(783)
Balance at March 31, 2021	$32,885

During the three months ended March 31, 2021, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $30.3 million, with approximately a net $1.6 million related to BGI Genomics and Foundation Medicine, and $28.6 million related to Qiagen, with the remaining $0.1 million related to genetic testing services. The current portion of deferred revenue includes $3.2 million from the BGI Genomics Agreement and $4.2 million from the Foundation Medicine Agreement.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2021				December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$24,619	$—	$—	$24,619	$28,990	$—	$—	$28,990
U.S. Treasury securities	495,538	—	—	495,538	597,744	—	—	597,744
Corporate bonds and notes	—	16,248	—	16,248	—	12,328	—	12,328
Municipal securities	—	76,660	—	76,660	—	78,534	—	78,534
Total financial assets	$520,157	$92,908	$—	$613,065	$626,734	$90,862	$—	$717,596

Fair Value of Long-Term Debt:

As of March 31, 2021, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2021, was $792.9 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes (see Note 10, Debt).

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$24,619	$—	$—	$24,619	$28,990	$—	$—	$28,990
U.S. Treasury securities (1)	492,814	2,784	(60)	495,538	594,252	3,512	(20)	597,744
Corporate bonds and notes (1)	16,278	1	(31)	16,248	12,331	2	(5)	12,328
Municipal securities	76,157	582	(79)	76,660	77,764	796	(26)	78,534
Total	$609,868	$3,367	$(170)	$613,065	$713,337	$4,310	$(51)	$717,596

Classified as:
Cash equivalents (2)				$24,619				$28,990
Short-term investments				588,446				688,606
Total				$613,065				$717,596

(1)	Per the Company’s investment policy, all U.S. Treasury securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2021, the Company did not sell any investments. During the three months ended March 31, 2021, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of March 31, 2021, the Company had 22 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary for the first quarter of 2021 since the fair market value for a majority of the available-for-sale securities increased as a result of a average yield rate decrease for similar securities as of March 31, 2021.

The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of March 31, 2021 was $114.1 million. The aggregate amount of unrealized losses of these securities were not significant, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss were not material as of March 31, 2021.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2021:

	March 31, 2021
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$250,457	$251,028
Greater than one year but less than five years	334,792	337,418
Total	$585,249	$588,446

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2021	2020

		(in thousands)
Machinery and equipment	3-5 years	$56,298	$51,001
Furniture and fixtures	3 years	1,376	1,376
Computer equipment	3 years	1,786	2,428
Capitalized software held for internal use	3 years	8,059	7,417
Leasehold improvements	Lesser of useful life or lease term	14,854	14,810
Construction-in-process		10,407	6,370
		92,780	83,402
Less: Accumulated depreciation and amortization		(52,603)	(50,054)
Total Property and Equipment, net		$40,177	$33,348

All of the Company’s long-lived assets are located in the United States.

During the three months ended March 31, 2021, the increase in net property and equipment was due to purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $2.5 million recorded in the three months ended March 31, 2021. The Company did not incur an impairment charge during the three months ended March 31, 2021.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Accrued paid time off	$2,373	$2,260
Accrued commissions	10,520	12,686
Accrued bonuses	3,709	9,635
Other accrued compensation	9,268	5,790
Total accrued compensation	$25,870	$30,371

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Reserves for refunds to insurance carriers	$20,304	$17,366
Accrued charges for third-party testing	5,180	5,141
Testing and laboratory materials from suppliers	9,247	2,720
Marketing and corporate affairs	4,815	3,325
Legal, audit and consulting fees	8,601	4,189
Accrued shipping charges	2,475	1,604
Sales tax payable	1,151	1,723
Accrued specimen service fees	4,701	2,355
Clinical trials and studies	1,940	2,353
Operating lease liabilities, current portion	6,049	7,300
Fixed asset purchases	1,803	1,691
Other accrued interest	2,695	1,078
Deposits held for sublease	320	—
Other accrued expenses	8,015	9,562
Total other accrued liabilities	$77,296	$60,407

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the three months ended March 31, 2021:

	March 31,	March 31,
	2021	2020

	(in thousands)
Beginning balance	$17,366	9,410
Additional reserves	5,594	4,684
Refunds to carriers	(1,403)	(1,468)
Reserves released to revenue	(1,253)	(1,027)
Ending balance	$20,304	$11,599

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

In addition, the Company entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining its primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023. The annual lease payment starts at $1.9 million and will escalate annually commencing in October 2020. In February 2021, the Company entered into an amendment of the San Carlos sublease agreement whereas the third party will initially return approximately 3,474 rentable square feet with the remainder of the subleased premises, consisting of approximately 22,405 rentable square feet, between October 2021 and December 2021. For the three months ended March 31, 2021, the Company had noncash investing activities of $29.7 million related to additional right-of-use assets primarily as a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises will be used for general office, laboratory and research use. The annual lease payment starts at $0.9 million and will escalate annually commencing in December 2021.

The Company has also historically entered into leases of individual workspaces at various locations on both a month-to-month basis, typically without an established lease term, and more recently for certain locations, have committed to terms approximating three years. For the facilities without a committed lease term, the Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, the Company will record a right-of-use asset.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

March 31,
2021
(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$6,049
Operating lease liabilities, long-term portion	50,811
Total operating lease liabilities	$56,860

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of March 31, 2021, the weighted-average remaining lease term was 4.0 years and the weighted-average discount rate was 7.51%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended March 31, 2021 and 2020, total lease expense of $2.7 million and $1.9 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.5 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of March 31, 2021 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2021 (remaining 9 months)	$7,519
2022	10,289
2023	10,953
2024	11,795
2025	12,119
2026 and thereafter	20,019
72,694
Less: imputed interest	(15,834)
Operating lease liabilities	$56,860

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

Intellectual Property Litigation Matters.

The Company is involved in patent litigation against CareDx, Inc., or CareDx, in the United States District Court for the District of Delaware (“CareDx’s Patent Case”). CareDx alleges, in a complaint filed in March 2019 and amended in March 2020, that the Company infringed three patents. The complaint seeks unspecified damages and injunctive relief. The Company has also alleged that CareDx infringes two of Natera’s patents, seeking unspecified damages and injunctive relief. The Court has set a trial date of April 25, 2022. Natera is also opposing a European patent held by CareDx, with oral proceedings scheduled for May 11, 2021.

The Company is also the subject of a lawsuit filed by CareDx against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements describing studies that concern the Company’s technology and CareDx’s technology (“CareDx’s Advertising Case”). The complaint seeks unspecified damages and injunctive relief. In May 2019, the Company filed a motion to dismiss the entirety of CareDx’s Advertising Case for failure to state a claim, following which in February 2020, CareDx filed an amended complaint withdrawing its trademark disparagement claim. Also in February 2020, the Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. The parties cross-moved for partial summary judgment, which was denied in April 2021. A jury trial is set for July 23, 2021.

The Company has filed suit against ArcherDX, Inc., or ArcherDX, in the United States District Court for the District of Delaware, alleging, in complaints filed in January, April, and August of 2020, which cases were consolidated in September 2020, that certain ArcherDX DNA oncology products infringe four of Natera’s patents. In June 2020, ArcherDX filed a motion to dismiss aspects of the Company’s case, including to invalidate several of Natera’s asserted patents. That motion was denied in its entirety in October 2020. In January 2021, Company filed a second amended complaint naming an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. as defendants. The Company is seeking unspecified monetary damages and injunctive relief. A jury trial is set for May 16, 2022.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Trial is tentatively set for December 13, 2021.

The Company filed suit against Progenity, Inc., or Progenity, in June 2020 in the United States District Court for the Western District of Texas and in the United States District Court for the Northern District of Texas, in each case alleging that Progenity’s NIPT test infringes six of Natera’s patents. The complaints seek treble damages and injunctive relief. In July 2020, Progenity filed suit against the Company in the United States District Court for the Southern District of California, seeking declaratory judgment of non-infringement of Natera’s asserted patents. Progenity has petitioned the Patent Trial and Appeal Board of the United States Patent and Trademark Office for inter partes review of all of Natera’s asserted patents; decisions on Progenity’s petitions are expected in mid-2021. A jury trial is set for March 21, 2022.

In October 2020, the Company filed suit against Genosity Inc., or Genosity, in the United States District Court for the District of Delaware, alleging that various Genosity oncology products infringe a Natera patent and seeking unspecified monetary damages and injunctive relief. In March 2021, the Company filed a motion to dismiss certain of Genosity’s affirmative defenses and a counterclaim.

In January 2021, the Company filed suit against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware, alleging that various Inivata oncology products infringe two Natera patents. The complaint seeks unspecified monetary damages and injunctive relief. In April 2021, Inivata filed a motion to dismiss the Company’s complaint.

Other Litigation Matters.

In August 2019, a suit was filed against the Company in the Circuit Court of Cook County, Illinois by a patient alleging claims relating to a discordant test result and seeking monetary damages.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of March 31, 2021 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$217	December 2021
Material supplier	16,876	June 2026
Application and other service providers	34,605	March 2026
Gene sequencing reagents and kits provider	135	April 2021
Software development provider	1,766	December 2024
Other material suppliers	17,003	Various
Total	$70,602

9. Stock-Based Compensation

2015 Equity Incentive Plan

General.   The Company’s board of directors adopted its 2015 Equity Incentive Plan (the “2015 Plan”) in June 2015. The 2015 Plan replaced all of its prior stock plans.

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

Restricted Shares and Stock Units.    Restricted shares and stock units may be awarded under the 2015 Plan in return for any lawful consideration, and participants who receive restricted shares or stock units generally are not required to pay cash for their awards. In general, these awards will be subject to vesting. Vesting may be based on length of service, the attainment of performance-based milestones or a combination of both, as determined by the compensation committee.

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company assessed the performance-based awards with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the performance-based awards as of March 31, 2021:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	169	260	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	81	(2)	Fair Market Value
Q3 2019	—	50	—	38	(1)	Monte-Carlo Simulation
Q1 2020	150	300	75	150	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	9	(3)	Fair Market Value
Q1 2020	129	—	—	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	—	(3)	Fair Market Value
Q3 2020	10	—	10	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	5	(3)	Fair Market Value
Q4 2020	—	32	—	6	(1)	Monte-Carlo Simulation
Q4 2020	—	22	—	2	(5)	Fair Market Value
Q1 2021	150	125	—	—	(1)	Monte-Carlo Simulation
Q1 2021	—	279	—	10	(3)	Fair Market Value

________________________________

(1) The awards will vest based on the achievement of certain values of the Company’s common stock at multiple thresholds within certain periods and are contingent upon the completion of requisite service through the date of such vesting.

(2) The vesting of the awards will be triggered after the end of the achievement milestone, as measured by the Company.

(3) The awards will vest based on achievement of a revenue target and are contingent upon the completion of requisite service through the date of such vesting.

(4) The awards vest based on achievement of a reimbursement target.

(5) The awards will vest based on achievement of certain revenue and recruiting targets.

The Company has recognized $11.0 million and $1.4 million in stock-based compensation for performance-based awards for the three months ended March 31, 2021 and 2020, respectively.

   The Company estimated the fair value of performance-based awards with market conditions using a Monte-Carlo simulation model with the following inputs for the period ended March 31, 2021:

	March 31,
	2021
Risk-free interest rate	0.80	—	0.95%
Expected dividend yield			0.00%
Expected volatility			60%
Expected term (years)	7.25	—	10.00

Employee Stock Purchase Plan

There have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2020.  The Company has made 3,045,966 shares available for issuance under the Plan as of March 31, 2021, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2021 started on November 1, 2020 and ended on April 30, 2021. No shares were purchased in the three months ending March 31, 2021.

Stock Options

The following table summarizes option activity for the three months ended March 31, 2021:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(in years)
Balance at December 31, 2020	3,197	6,707	$11.19	6.04	$592,468
Additional shares authorized	3,446	—
Options granted	(150)	150	$119.73
Options exercised	—	(575)	$7.95
Options forfeited/cancelled	17	(17)	$12.64
RSUs granted	(1,180)	—
RSUs forfeited/cancelled	78	—
Balance at March 31, 2021	5,408	6,265	$14.09	5.98	$550,649
Exercisable at March 31, 2021		4,796	$9.51	5.34	$441,349
Vested and expected to vest at March 31, 2021		6,176	$13.87	5.95	$544,020

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2021:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2020	4,188	$34.02
Granted	1,180	$103.94
Vested	(632)	$26.17
Cancelled/forfeited	(78)	$35.35
Balance at March 31, 2021	4,658	$52.38

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021			2020
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$708	$—	$708	$314	$—	$314
Research and development	3,650	224	3,874	1,682	160	1,842
Selling, general and administrative	18,604	46	18,650	5,252	9	5,261
Total	$22,962	$270	$23,232	$7,248	$169	$7,417

As of March 31, 2021, approximately $215.4 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.8 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three months ended March 31, 2021, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended March 31,
	2021	2020
Expected term (years)	10.00	5.27	—	10.00
Expected volatility	55.33%	49.94%	—	58.53%
Expected dividend rate	0%			0%
Risk-free interest rate	1.13%	0.44%	—	1.70%

As of March 31, 2021, total options outstanding include 34,376 shares of option awards that were granted to non-employees, of which 2,917 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For the three months ended March 31, 2021 and 2020, the Company recorded interest expense on the Credit Line of $0.2 million and $0.3 million, respectively. Interest payments on the Credit Line were made within the same periods. As of March 31, 2021, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $49.0 million.

Convertible Notes

In April 2020, the Company issued $287.5 million aggregate principal amount of Convertible Notes due 2027 in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.25% per year, payable in cash semi-annually. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

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

The holders of the Convertible Notes may convert all or a portion of their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2027 in multiples of $1,000 principal amount, under any the following circumstances:

●	During any fiscal quarter commencing after March 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day.
●	During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that five-day consecutive trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day.
●	If the Company calls any or all of the Convertible Notes for redemption at any time prior to the close of business on the second business day prior to the redemption date.
●	Upon the occurrence of certain distributions.
●	Upon the occurrence of specified corporate transactions.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of March 31, 2021 are summarized in the following table:

March 31,
2021

(in thousands)
Long-Term Debt
Outstanding Principal	$287,500
Unamortized debt discount and issuance cost	(8,029)
Net carrying amount	$279,471

The following table presents total interest expense recognized related to the Convertible Notes during the three ended March 31, 2021:

Three months ended
March 31,
2021
(in thousands)
Cash interest expense
Contractual interest expense	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	304
Total interest expense	$1,921

11. Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, for qualified improvement property. As of March 31, 2021, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions and does not expect interest expense to be deductible due to current and historical losses.

During the three months ended March 31, 2021, the Company recorded total income tax expense of approximately $134,000 and $23,000, respectively. The income tax expense is primarily attributable to foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. There was no state income tax expense recorded for the three months ended March 31, 2021. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of March 31, 2021. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

As described in Note 10, Debt, the Company accounted for the issuance of the Convertible Notes by separating the Convertible Notes into separate liability and equity components. The portion of the proceeds allocated to equity created a basis difference at issuance and resulted in a deferred tax liability.  The debt issuance costs attributable to the equity component are deductible for tax and represent a deferred tax asset as of the issuance date.  However, since the Company has a full valuation allowance, both the deferred tax liability related to the equity component and the deferred tax asset related to the debt issuance costs had no impact to income tax expense in the three months ended March 31, 2021.

The Company had $12.2 million and $11.5 million in unrecognized tax benefits as of March 31, 2021 and December 31, 2020, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2021, there were no accrued interest and penalties related to uncertain tax positions.

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

The Convertible Note is convertible as of March 31, 2021. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the value of the Convertible Notes based on contractual settlement provisions would exceed its principal amount by $514.9 million as of March 31, 2021. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Converted Notes are excluded from the net loss per share calculation as it would have an antidilutive effect.  As such, the 7.4 million shares underlying the conversion option of the Convertible Notes will not have an impact on the Company’s diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table provides the basic and diluted net loss per share computations for the three months ended March 31, 2021 and 2020.

	Three months ended
	March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss, basic and diluted	$(63,853)	$(35,372)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	86,689	78,287

Net loss per share, basic and diluted	$(0.74)	$(0.45)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2021 and 2020:

	March 31,
	2021	2020

	(in thousands)
Options to purchase common stock	6,265	8,505
Restricted stock units	4,658	4,140
Employee stock purchase plan	90	77
Convertible Notes	7,411	—
Total	18,424	12,722

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We process tests in our laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) in Austin, Texas and San Carlos, California. A portion of our testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests, and research laboratories and pharmaceutical companies. We market and sell our prenatal screening tests both through our direct sales force and through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients, pharmaceutical companies and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers with whom we have in-network contracts. Such insurers reimburse us for NIPT procedures pursuant to our in-network contracts with them, based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage.

In addition to offering tests to be performed at our laboratories, either directly or through our laboratory distribution partners, we also establish licensing arrangements with laboratories under Constellation, our cloud-based distribution model, whereby our laboratory licensees run the molecular workflows themselves and then access our bioinformatics algorithms through our cloud-based software. This cloud-based distribution model results in lower revenues and gross profit per test compared to cases we process. However, because we do not incur the costs of processing the tests, our costs per test under this model are also lower. We began entering into these licensing arrangements starting in the fourth quarter of 2015.

The principal focus of our commercial operations is to offer our tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system, and the test sample is routed into the appropriate workflow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model, as a result of which our tests accessioned would decrease but our tests processed would remain unchanged. During the three months ended March 31, 2021, we processed 348,200 tests, comprised of approximately 333,400 tests accessioned in our laboratory, compared to approximately 235,500 tests processed, comprised of approximately 222,400 tests accessioned in our laboratory, during the three months ended March 31, 2020. This increase in volume primarily represents continued commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2021 was 90%, an increase from 85% for the three months ended March 31, 2020. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2021 was 5%, a decrease from 7% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2021 was 5%, down from 8% for the three months ended March 31, 2020, due primarily to the increase in US direct sales as a percentage of revenue.

For the three months ended March 31, 2021, total revenues were $152.3 million, compared to $94.0 million in the three months ended March 31, 2020. Revenues generated from testing accounted for $118.4 million, 78% of total revenues, for the three months ended March 31, 2021; compared to $87.0 million, 93% of total revenues, for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $7.4 million, representing approximately 5% of total revenues, for the three months ended March 31, 2021. For the three months ended March 31, 2020, revenues from customers outside the United States were $7.3 million, representing approximately 8% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the three months ended March 31, 2021 and 2020 were $63.9 million and $35.4 million, respectively. This included non-cash stock compensation expense of $23.2 million and $7.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $987.0 million.

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

Our test volumes in 2021 increased from the previous year, however, test volumes may by adversely impacted by the COVID-19 pandemic. The average selling price of our genetic tests in the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020. We cannot predict volatility of the volumes and selling prices of our genetic tests. In response to the COVID-19 pandemic, we have implemented measures to protect the health of our employees and to support the functionality of our laboratories. We will continue to support and incur expenditures towards COVID-19 prevention and employee safety.

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

Sales of our clinical tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation model, from the Qiagen, BGI Genomics, and Foundation Medicine agreements (collectively the “Strategic Partnership Agreements”), and from our Signatera research use only offering are reported in licensing and other revenues.

In cases where we sell our tests through our laboratory partners, the majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests, and we are entitled to either a fixed price per test or a percentage of their collections.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rate for tests performed. In particular, our financial performance depends on reimbursement for Panorama in the average risk population and for microdeletions. There has been a significant increase in the number of commercial third-party payers that cover the use of Panorama in the average risk population, representing approximately 95% of commercial covered lives in the United States, as well as an increasing number of state Medicaid payers expanding coverage to average risk pregnancies. Many third-party payers do not currently reimburse for microdeletions screening in part because there is currently limited published data on the performance of microdeletions screening tests. A new current procedure terminology (“CPT”) code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates thus far for microdeletions testing under this new code, and we expect that this new code will cause, at least in the near term, our microdeletions reimbursement to remain low, due to third-party payers declining to reimburse and through reduced reimbursement under the new code. This has had, and we expect it will continue to have, an adverse impact on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests. Because our revenues from Horizon continue to represent an increasing proportion of our overall revenues, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall revenue.

Our financial performance has also been impacted by the increase in in-network coverage of our tests by third-party payers, which we believe is crucial to our growth and long-term success. However, because the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, as we enter into additional in-network contracts with insurance providers, our average reimbursement per test may decrease as compared to out-of-network contracts. While we expect the reduction in average reimbursement per test from in-network pricing to reduce our revenues and gross margins in the near term, in-network pricing is more predictable than out-of-network pricing, and we intend to continue to mitigate the impact by driving more business from our most profitable accounts.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to Constellation clients, development and support services relating to our Strategic Partnership Agreements, and costs associated with specimens and WES, as well as labor costs, relating to our Signatera research use only offering.

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

Recent Accounting Pronouncements

We have adopted ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) which simplifies the accounting for convertible instruments. See Note 2, Summary of Significant Accounting Policies, of Item 1, Financial Statement, for recently adopted accounting pronouncements. There have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$118,382	$87,046	$31,336	36.0%
Licensing and other revenues	33,934	6,966	26,968	387.1
Total revenues	152,316	94,012	58,304	62.0
Cost and expenses
Cost of product revenues	61,322	41,520	19,802	47.7
Cost of licensing and other revenues	5,491	3,458	2,033	58.8
Research and development	40,188	18,225	21,963	120.5
Selling, general and administrative	108,332	65,681	42,651	64.9
Total cost and expenses	215,333	128,884	86,449	67.1
Loss from operations	(63,017)	(34,872)	(28,145)	80.7
Interest expense	(2,073)	(2,464)	391	(15.9)
Interest and other income, net	1,371	1,987	(616)	(31.0)
Loss before income taxes	(63,719)	(35,349)	(28,370)	80.3
Income tax expense	(134)	(23)	(111)	482.4
Net loss	$(63,853)	$(35,372)	$(28,481)	80.5%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees, and revenues from our Signatera research use only offering. Total revenues increased by $58.3 million, or 62.0%, when compared to the three months ended March 31, 2020.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended March 31, 2021, total reported units were approximately 313,800, comprised of approximately 300,000 tests reported in our laboratory. Comparatively, during the three months ended March 31, 2020, total reported units were approximately 221,500, comprising of approximately 209,200 tests reported in our laboratory.

Product Revenues

During the three months ended March 31, 2021, product revenues increased by $31.3 million, or 36% compared to the three months ended March 31, 2020, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues increased by $27.0 million, or 387.1%, during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. The increase in revenue was primarily due to $28.6 million of revenue recognized from Qiagen which was previously recorded in deferred revenue, partially offset by a $1.6 million decrease in revenues recognized from our collaborative agreements.

Cost of Product Revenues

During the three months ended March 31, 2021, cost of product revenues increased compared to the three months ended March 31, 2020 by approximately $19.8 million, or 47.7% primarily due to higher costs related to inventory consumption of $7.3 million driven by an increase in accessioned tests, a $4.8 million increase in specimen related fees, a $1.0 million increase in shipping related charges, and a $6.7 million increase in labor and overhead costs driven by headcount growth, product support, and our HCS automation workflow.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, increased by $2.0 million, or 58.8% primarily due to an increase in costs to satisfy performance obligations for our oncology offering and collaboration agreements.

Research and Development

Research and development expenses during the three months ended March 31, 2021, increased by $22.0 million, or 120.5%, when compared to the three months ended March 31, 2020. The increase was primarily driven by $12.5 million of higher salary and related expenditures, which includes a $1.8 million increase in stock-based compensation expense, with the remaining increase related to headcount growth as a result of increased product development and project initiatives. In addition, there was an increase of $3.1 million of consulting costs, $3.5 million of costs related to clinical studies to support our new product offerings, and a $2.9 million increase related to software licenses, production support, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $42.7 million, or 64.9%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase of $35.8 million of higher salary and related expenditures, which includes a $13.3 million increase in stock-based compensation expense, with the remaining increase attributable to headcount growth primarily in the marketing and administrative departments to support our expansion and volume growth, $2.6 million in additional consulting and legal fees, $3.0 million for increased marketing expenses, and $1.8 million of higher costs related to computer hardware and software licenses. This was partially offset by a $0.5 million decrease in travel related, facilities, and other costs.

Interest Expense

Interest expense decreased by $0.4 million, or 16%, in the three months ended March 31, 2021 compared to the same period in the prior year. The decrease was primarily due to the adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) as of January 1, 2021. The interest expense from the Convertible Notes issued in April 2020 was also lower than the interest expense related to the 2017 Term Loan with Orbimed which was extinguished in April 2020 (refer to note 10, Debt, in Item 1, Financial Statements, for details).

Interest and Other Income

Interest and other income for the three months ended March 31, 2021 decreased by $0.6 million compared to the same period in the prior year, primarily due to less interest income as a result of lower yields from our investments in the first quarter of 2021.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2021, we had a net loss of $63.9 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of March 31, 2021, we had an accumulated deficit of $987.0 million. We had $65.3 million in cash and cash equivalents and restricted cash, $588.4 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. We used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed (see Note 10, Debt, in Item 1, Financial Statements).

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

In April 2019, we completed an underwritten equity offering and sold 6,052,631 shares of common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of the underwriting discount. In October 2019, we completed another underwritten equity offering and sold 6,571,428 shares of our common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount. In September 2020, the Company completed an additional underwritten equity offering and sold 4,791,665 shares of our common stock at a price of $60.00 per share to the public. Before offering expenses of $0.3 million, we received proceeds of $271.0 million net of the underwriting discount.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 6, 2021.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. As of March 31, 2021, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $49.0 million.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Cash used in operating activities	$(74,876)	$(35,100)
Cash provided by investing activities	86,740	43,492
Cash provided by financing activities	4,570	3,826
Net (decrease) increase in cash, cash equivalents and restricted cash	16,434	12,218
Cash, cash equivalents and restricted cash, beginning of period	48,855	61,981
Cash, cash equivalents and restricted cash, end of period	$65,289	$74,199

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2021 was $74.9 million. The net loss of $63.9 million includes $31.2 million in non-cash charges resulting from $2.5 million of depreciation and amortization, $2.1 million premium amortization and discount accretion on investment securities, $23.2 million of stock-based compensation expense, $2.7 million of non-cash lease expense, $0.3 million of inventory reserve adjustments, $0.3 million for amortization of debt discount and issuance cost, and $0.1 million of other non-cash charges. Operating assets had cash outflows of $12.9 million resulting from $9.0 million in increases in accounts receivable and $3.9 million in increases in inventory. Operating liabilities generated cash outflows of $29.3 million resulting from a $3.3 million decrease in accounts payable, $4.5 million decrease in accrued compensation and $40.0 million decrease in deferred revenue, offset by a $18.5 million increase in other accrued liabilities.

Cash used in operating activities during the three months ended March 31, 2020 was $35.1 million. The net loss of $35.4 million includes $13.3 million in non-cash charges resulting from $1.8 million of depreciation and amortization, $1.9 million of non-cash lease expense, $7.5 million of stock-based compensation expense; $0.1 million of amortization of debt discount, $0.7 million of premium amortization and discount accretion on investment securities, and $1.4 million of provision for credit losses. These non-cash charges were offset by $0.1 million in other non-cash benefits. Operating assets had $13.6 million cash outflow resulting from $8.8 million in increases in accounts receivable, a $1.7 million increase in inventory, $2.2 million in lease payments and $1.0 million in prepaids and other assets net of allowances for credit loss associated with receivables from third-party buyer, offset by a $0.1 million increase in other assets. Operating liabilities generated cash inflows of $0.6 million due to an increase in accounts payable of $0.2 million and an increase in accrued compensation by $3.2 million offset by a decrease of deferred revenues of $2.8 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2021 totaled $86.7 million, which was comprised of $140 million from proceeds from investment maturities, which was offset by $43.0 million in purchasing of new investments and $10.3 million in acquisitions of property, plant and equipment.

Cash provided by investing activities for the three months ended March 31, 2020 totaled $43.5 million, which was comprised of maturities of investments of $93.8 million, sales of investments of $11.5 million, which was offset by purchasing new investments of $53.9 million, and acquisitions of property, plant and equipment of $7.9 million.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 and 2020 totaled $4.6 million and $3.8 million, respectively, which was comprised of proceeds from the exercise of stock options.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.1 million gross debt outstanding on our Credit Line, including principal and accrued interest as of March 31, 2021. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $5.9 million annually in relation to amounts we would expect to earn, based on our short-term investments as of March 31, 2021.

Foreign Currency Exchange Rate Fluctuations

Our operations are currently conducted primarily in the United States. As we expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

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

NATERA, INC.

Date: May 6, 2021	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)