Form 10-Q
period 2021-06-30
Natera, Inc.
filed 2021-08-06
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 1, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 93,783,076.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include information concerning our future results of operations and financial position, strategy and plans, and our expectations for future operations. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect,"  "intend," "may," "plan," "potential," "predict," "seek," "should," "will," "would" or the negative version of these words and similar expressions.

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama and Horizon;
●	our ability to increase demand for Panorama and Horizon, including our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions;
●	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications, including our expectations regarding the results of our SNP based Microdeletion and Aneuploidy RegisTry, or SMART, Study and our expectations that the results from such study may support broader use and reimbursement for the use of Panorama in average risk pregnancies and for microdeletions;
●	the extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize our oncology and organ health products;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, including our SMART study and our ongoing and planned trials in oncology and transplant rejection;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027 in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to fund our working capital requirements;
●	the factors that may impact our financial results;

●	anticipated trends and challenges in our business and the markets in which we operate;
●	whether we will elect to exercise the option we have to acquire certain assets of a third party and, if exercised, whether that acquisition will be consummated and meet our expectations; and
●	our compliance with federal, state, and foreign regulatory requirements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those discussed in Part II, Item 1A, “Risk Factors” in in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par value and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,811	$48,668
Restricted cash	228	187
Short-term investments	517,432	688,606
Accounts receivable, net of allowance of $2,649 in 2021 and $3,080 in 2020	100,130	78,565
Inventory	28,409	20,031
Prepaid expenses and other current assets, net	30,878	26,606
Total current assets	739,888	862,663
Property and equipment, net	48,884	33,348
Operating lease right-of-use assets	48,337	21,399
Other assets	12,847	14,743
Total assets	$849,956	$932,153
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,307	$8,096
Accrued compensation	30,842	30,371
Other accrued liabilities	86,143	60,407
Deferred revenue, current portion	10,647	50,125
Short-term debt financing	50,049	50,054
Total current liabilities	197,988	199,053
Long-term debt financing	279,777	202,493
Deferred revenue, long-term portion	23,562	22,805
Operating lease liabilities, long-term portion	49,519	21,246
Other long-term liabilities	—	320
Total liabilities	550,846	445,917

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2021 and December 31, 2020, respectively; 88,498 and 86,223 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	9	9
Additional paid in capital	1,399,659	1,411,286
Accumulated deficit	(1,102,999)	(929,318)
Accumulated other comprehensive gain	2,441	4,259
Total stockholders’ equity	299,110	486,236
Total liabilities and stockholders’ equity	$849,956	$932,153

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues
Product revenues	$137,232	$80,414	$255,614	$167,460
Licensing and other revenues	4,794	6,058	38,728	13,024
Total revenues	142,026	86,472	294,342	180,484
Cost and expenses
Cost of product revenues	73,227	42,731	134,549	84,251
Cost of licensing and other revenues	2,885	4,208	8,376	7,666
Research and development	53,752	23,005	93,940	41,230
Selling, general and administrative	127,456	68,188	235,788	133,869
Total cost and expenses	257,320	138,132	472,653	267,016
Loss from operations	(115,294)	(51,660)	(178,311)	(86,532)
Interest expense	(2,075)	(4,038)	(4,148)	(6,502)
Interest and other income, net	1,585	1,924	2,956	3,911
Loss on debt extinguishment	—	(5,848)	—	(5,848)
Loss before income taxes	(115,784)	(59,622)	(179,503)	(94,971)
Income tax expense	(242)	(15)	(376)	(38)
Net loss	$(116,026)	$(59,637)	$(179,879)	$(95,009)
Unrealized gain (loss) on available-for-sale securities, net of tax	(756)	104	(1,818)	4,851
Comprehensive loss	$(116,782)	$(59,533)	$(181,697)	$(90,158)

Net loss per share (Note 12):
Basic and diluted	$(1.32)	$(0.75)	$(2.06)	$(1.21)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	88,077	79,069	87,387	78,681

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2020	78,652	$8	$988,199	$5,666	$(734,946)	$258,927
Issuance of common stock upon exercise of stock options	680	—	6,981	—	—	6,981
Issuance of common stock under employee stock purchase plan	97	—	3,062	—	—	3,062
Equity component of Convertible Notes, net	—	—	82,873	—	—	82,873
Vesting of restricted stock	288	—	—	—	—	—
Stock-based compensation	—	—	11,957	—	—	11,957
Unrealized gain on available-for sale securities	—	—	—	104	—	104
Net loss	—	—	—	—	(59,637)	(59,637)
Balance as of June 30, 2020	79,717	$8	$1,093,072	$5,770	$(794,583)	$304,267

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	78,005	$8	$976,955	$919	$(699,171)	$278,711
Issuance of common stock upon exercise of stock options	1,037	—	10,808	—	—	10,808
Issuance of common stock under employee stock purchase plan	97	—	3,062	—	—	3,062
Equity component of Convertible Notes, net	—	—	82,873	—	—	82,873
Vesting of restricted stock	578	—	—	—	—	—
Stock-based compensation	—	—	19,374	—	—	19,374
Unrealized gain on available-for sale securities	—	—	—	4,851	—	4,851
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(403)	(403)
Net loss	—	—	—	—	(95,009)	(95,009)
Balance as of June 30, 2020	79,717	$8	$1,093,072	$5,770	$(794,583)	$304,267

	Three months ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2021	87,430	$9	$1,356,212	$3,197	$(986,973)	$372,445
Issuance of common stock upon exercise of stock options	207	—	2,259	—	—	2,259
Issuance of common stock under employee stock purchase plan	106	—	6,085			6,085
Vesting of restricted stock units	755	—	—	—	—	—
Stock-based compensation	—	—	35,103	—	—	35,103
Unrealized loss on available-for sale securities	—	—	—	(756)	—	(756)
Net loss	—	—	—	—	(116,026)	(116,026)
Balance as of June 30, 2021	88,498	$9	$1,399,659	$2,441	$(1,102,999)	$299,110

	Six months ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	86,223	$9	$1,411,286	$4,259	$(929,318)	$486,236
Issuance of common stock upon exercise of stock options	782	—	6,829	—	—	6,829
Issuance of common stock under employee stock purchase plan	106	—	6,085	—	—	6,085
Vesting of restricted stock	1,387	—	—	—	—	—
Stock-based compensation	—	—	58,335	—	—	58,335
Unrealized loss on available-for sale securities	—	—	—	(1,818)	—	(1,818)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	(82,876)	—	6,198	(76,678)
Net loss	—	—	—	—	(179,879)	(179,879)
Balance as of June 30, 2021	88,498	$9	$1,399,659	$2,441	$(1,102,999)	$299,110

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Operating activities
Net loss	$(179,879)	$(95,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,262	4,036
Premium amortization and discount accretion on investment securities	3,790	1,887
(Gain) loss on investments	(35)	—
Stock-based compensation	58,335	19,374
Non-cash lease expense	5,357	3,880
Amortization of debt discount and issuance cost	610	2,180
Inventory reserve adjustments	612	—
Other non-cash benefits (charges)	117	(341)
Provision for credit losses	63	1,445
Loss on Debt Extinguishment	—	5,848
Changes in operating assets and liabilities:
Accounts receivable	(21,628)	(5,972)
Inventory	(8,991)	(5,410)
Prepaid expenses and other current assets	(7,466)	(5,610)
Other assets	(23)	99
Accounts payable	12,313	(4,684)
Accrued compensation	471	495
Other accrued liabilities	24,374	6,602
Deferred revenue	(38,721)	(4,900)
Net cash used in operating activities	(145,439)	(76,080)

Investing activities
Purchases of investments	(71,054)	(266,139)
Proceeds from sale of investments	31,144	11,500
Proceeds from maturity of investments	205,510	142,815
Purchases of property and equipment, net	(18,891)	(10,130)
Net cash provided by (used in) investing activities	146,709	(121,954)

Financing activities
Proceeds from exercise of stock options	6,829	10,808
Proceeds from issuance of common stock under employee stock purchase plan	6,085	3,062
Proceeds from Convertible Note, net of issuance costs	—	278,317
Loan payment	—	(78,757)
Net cash provided by financing activities	12,914	213,430

Net increase in cash, cash equivalents and restricted cash	14,184	15,396
Cash, cash equivalents and restricted cash, beginning of period	48,855	61,981
Cash, cash equivalents and restricted cash, end of period	$63,039	$77,377

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,538	$2,976

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$4,688	$255

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2021, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed on February 26, 2021), except as described in Recently Adopted Accounting Pronouncements below.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $179.9 million for the six months ended June 30, 2021 and an accumulated deficit of $1.1 billion as of June 30, 2021. As of June 30, 2021, the Company had $63.0 million in cash, cash equivalents, and restricted cash, $517.4 million in marketable securities, $50.0 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”). In April 2020, the Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed.

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

In May 2021, the Company entered into a development and option agreement with a third party that requires the third party to use its best efforts to perform an agreed upon development plan and provides the Company with an exclusive option to purchase the third party’s assets. The Company paid the third party $10 million in the second quarter of 2021 for conducting the development work and for entering into the agreement, and if the Company elects to exercise its option, the Company has agreed to pay the third party an additional $290 million for the designated assets. There is no assurance that the development plan will be successful, or that the Company will elect to exercise its option to purchase the third party’s assets or, if the Company exercises this option, that it will derive the anticipated benefit from the acquisition of these assets.

In April 2019, the Company completed an underwritten equity offering and sold 6,052,631 shares of its common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of the underwriting discount. In October 2019, the Company completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount. In September 2020, the Company completed an additional underwritten equity offering and sold 4,791,665 shares of its common stock at a price of $60.00 per share to the public. Before offering expenses of $0.3 million, the Company received proceeds of $271.0 million net of the underwriting discount. In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount. Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 5, 2021.

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

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the six months ended June 30, 2021:

Six Months Ended
June 30,
2021
(in thousands)
Beginning balance	$4,220
Provision for credit losses	63
Write-offs	(495)
Total	$3,788

Available-for-sale debt securities. The amended guidance from ASU 2016-13 requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities.

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

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, and the full extent and duration of the impact of the COVID-19 pandemic on its business, its operations, and the global economy as a whole is not yet known. While the Company’s test volumes and overall average selling prices for its tests increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the Company cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on the macroeconomic environment or its business.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the six months ended June 30, 2021, and 2020, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2021 and December 31, 2020, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Beginning balance	$3,197	$5,666	$4,259	$919
Net unrealized gain (loss) on available-for-sale securities, net of tax	(756)	104	(1,818)	4,851
Ending balance	$2,441	$5,770	$2,441	$5,770

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

In October 2020, ASU 2020-10, Codification Improvements, was issued, which simplifies the existing codification. The guidance includes presentation disclosures for the amount of income tax expense or benefit related to other comprehensive income. ASU 2010-10 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application of the amendments is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The Company has adopted this standard as of January 1, 2021, which did not have a material impact on its condensed consolidated financial statements upon the adoption.

Debt

In August 2020, ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) was issued which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted this standard as of January 1, 2021 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the Convertible Notes due May 2027 are no longer bifurcated into separate liability and equity components in the March 31, 2021 condensed consolidated balance sheet. Rather, the $287.5 million principal amount of the Company’s Convertible Notes was classified only as a liability in the March 31, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, an adjustment was recorded to the Convertible Notes liability component, equity component (additional paid-in-capital) and retained earnings. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. This adjustment was calculated based on the carrying amount of the Convertible Notes as if it had always been treated only as a liability. Further, an adjustment was recorded to the debt discount and issuance costs as if these had always been treated as a contra liability only. Interest expense related to the accretion of the Convertible Notes is no longer recognized.  Interest expense for the Convertible Notes for the three and six months ended June 30, 2021 would have been $2.3 million and $4.6 million higher without the adoption of ASU 2020-06, respectively. As such, net loss from continuing operations attributable to the Company per common share for the three and six months ended June 30, 2021 is $0.02 and $0.05 lower due to the effect of adoption of ASU 2020-06, respectively.

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848) was issued which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationship, and sale or transfer of debt securities classified as held-to-maturity. Early adoption of this ASU is permitted, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company’s financial instruments that are in the scope of ASU 2020-04 include but are not limited to the UBS credit line agreement. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended June 30, 2021 and 2020, $1.7 million and $0.6 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. During the six months ended June 30, 2021 and 2020, $3.0 million and $1.6 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. The release of amounts reserved were recognized as product revenue within that period.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from the Signatera research use only (“RUO”) offering and from its agreements with Qiagen LLC, (“Qiagen”), BGI Genomics Co., Ltd. (“BGI Genomics”), and Foundation Medicine, Inc. (“Foundation Medicine”).

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

Qiagen

In March 2018, the Company entered into a License, Development and Distribution Agreement (the “Qiagen Agreement”) with Qiagen under which the Company granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the Qiagen Agreement, the Company is initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million, which was fully collected in 2018. All or a portion of the prepaid royalties are refundable in limited circumstances. In addition, the Company was entitled to potential milestone payments from Qiagen upon the successful achievement of certain volume, regulatory and commercial milestones, and tiered royalties of $10.0 million, of which the Company received $5.0 million due December 31, 2018. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. The Company provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

Effective in March 2020, the Company terminated the Qiagen Agreement. Subsequently, in March 2021, the Company and Qiagen signed a Termination and Settlement Agreement where the Company agreed to refund a net $10 million as a result of the termination. The remaining $28.6 million of deferred revenue was recognized as other licensing and other revenue in the first quarter of 2021.

BGI Genomics

In February 2019, the Company entered into a License Agreement (the “BGI Genomics Agreement”) with BGI Genomics to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The BGI Genomics Agreement has a term of ten years and expires in February 2029. According to the BGI Genomics Agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019, which was received in January 2021. Also, as required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating to $10.0 million were recorded in long-term advances on the Company’s Condensed Consolidated Balance Sheet.

Pursuant to the BGI Genomics Agreement, the Company licensed its intellectual property and will provide development services. Following completion of development services, the Company will provide assay interpretation services over the term of the BGI Genomics Agreement. The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each NIPT and Oncology product, represents a single performance obligation.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. There was an additional milestone met in May 2021. The Company accrued a $1.0 million milestone payment against accounts receivable and short-term deferred revenue. This milestone was paid in early July 2021. No other payments have been received in the six months ending June 30, 2021.

Pursuant to the Foundation Medicine Agreement, the Company will provide development services in conjunction with granting the use of the Company’s intellectual property. Following completion of those development services, the Company is currently providing RUO assay testing services over the term of the agreement. The Company has concluded that the license is not a distinct performance obligation as it is highly interrelated and interdependent with the related development services. Therefore, license and related development services represent a single performance obligation.

The Company is responsible for providing the technology license and certain development services that are required to customize its proprietary Signatera test to work with Foundation Medicine’s FoundationOne CDx. The intellectual property has been licensed to Foundation Medicine for the customized test. In addition, the Company is responsible for delivering clinical study plans in order to demonstrate efficacy of the customized test which has commenced in the second quarter of 2021. Revenues associated with each of the performance obligations are recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. Revenue associated with the assay testing services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered. As of June 30, 2021, the Company started providing biopharma RUO services for which partial revenue is recognized from the earlier prepaid $2.5 million royalties. In addition, in the second quarter of 2021, the Company has initiated clinical trial studies for which no revenue has been recognized as of June 30, 2021.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands)
Insurance carriers	$118,396	$67,630	$218,795	$138,302
Laboratory and other partners	15,599	13,041	60,134	28,724
Patients	8,031	5,801	15,413	13,458
Total revenues	$142,026	$86,472	$294,342	$180,484

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands)
United States	$134,814	$80,757	$279,771	$167,488
Americas, excluding U.S.	992	721	1,805	1,503
Europe, Middle East, India, Africa	4,265	3,584	8,724	7,060
Asia Pacific and Other	1,955	1,410	4,042	4,433
Total revenues	$142,026	$86,472	$294,342	$180,484

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	June 30,	December 31,
(in thousands)	2021	2020
Assets:
Accounts receivable	$100,130	$78,565
Liabilities:
Deferred revenue, current portion	$10,647	$50,125
Deferred revenue, long-term portion	23,562	22,805
Total deferred revenues	$34,209	$72,930

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2020	$72,930
Increase in deferred revenues	3,474
Refunds of revenues previously deferred	(10,000)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(30,839)
Revenue recognized from performance obligations satisfied within the same period	(1,356)
Balance at June 30, 2021	$34,209

During the six months ended June 30, 2021, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $30.8 million, with approximately a net $2.0 million related to BGI Genomics and Foundation Medicine, and $28.6 million related to Qiagen, with the remaining $0.2 million related to genetic testing services. The current portion of deferred revenue includes $3.2 million from the BGI Genomics Agreement and $5.1 million from the Foundation Medicine Agreement.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2021				December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$5,509	$—	$—	$5,509	$28,990	$—	$—	$28,990
U.S. Treasury securities	434,639	—	—	434,639	597,744	—	—	597,744
Corporate bonds and notes	—	14,248	—	14,248	—	12,328	—	12,328
Municipal securities	—	68,545	—	68,545	—	78,534	—	78,534
Total financial assets	$440,148	$82,793	$—	$522,941	$626,734	$90,862	$—	$717,596

Fair Value of Long-Term Debt:

As of June 30, 2021, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2021, was $871.0 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes (see Note 10, Debt).

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$5,509	$—	$—	$5,509	$28,990	$—	$—	$28,990
U.S. Treasury securities (1)	432,610	2,180	(151)	434,639	594,252	3,512	(20)	597,744
Corporate bonds and notes (1)	14,284	2	(38)	14,248	12,331	2	(5)	12,328
Municipal securities	68,097	505	(57)	68,545	77,764	796	(26)	78,534
Total	$520,500	$2,687	$(246)	$522,941	$713,337	$4,310	$(51)	$717,596

Classified as:
Cash equivalents (2)				$5,509				$28,990
Short-term investments				517,432				688,606
Total				$522,941				$717,596

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the six months ended June 30, 2021 and 2020, the Company sold $31.1 million and $11.5 million of investments, respectively. During the six months ended June 30, 2021, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of June 30, 2021, the Company had 23 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary for the second quarter of 2021 since the investments are low risk, investment grade securities. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of June 30, 2021 was $158.8 million. The aggregate amount of unrealized losses of these securities were not significant, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss were not material as of June 30, 2021.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2021:

	June 30, 2021
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$213,114	$213,493
Greater than one year but less than five years	301,877	303,939
Total	$514,991	$517,432

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2021	2020

		(in thousands)
Machinery and equipment	3-5 years	$58,432	$51,001
Furniture and fixtures	3 years	1,376	1,376
Computer equipment	3 years	2,772	2,428
Capitalized software held for internal use	3 years	7,582	7,417
Leasehold improvements	Lesser of useful life or lease term	14,952	14,810
Construction-in-process		19,087	6,370
		104,201	83,402
Less: Accumulated depreciation and amortization		(55,317)	(50,054)
Total Property and Equipment, net		$48,884	$33,348

All of the Company’s long-lived assets are located in the United States.

During the six months ended June 30, 2021, the increase in net property and equipment was due to purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $5.3 million recorded in the six months ended June 30, 2021. The Company did not incur an impairment charge during the six months ended June 30, 2021.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Accrued paid time off	$2,439	$2,260
Accrued commissions	14,104	12,686
Accrued bonuses	7,984	9,635
Other accrued compensation	6,315	5,790
Total accrued compensation	$30,842	$30,371

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020

	(in thousands)
Reserves for refunds to insurance carriers	22,301	$17,366
Accrued charges for third-party testing	10,422	5,141
Testing and laboratory materials from suppliers	7,805	2,720
Marketing and corporate affairs	5,374	3,325
Legal, audit and consulting fees	4,364	4,189
Accrued shipping charges	1,276	1,604
Sales tax payable	1,501	1,723
Accrued third-party service fees	2,482	2,355
Clinical trials and studies	2,419	2,353
Operating lease liabilities, current portion	6,330	7,300
Fixed asset purchases	1,740	1,691
Other accrued interest	1,078	1,078
Deposits held for sublease	10	—
Other accrued expenses	19,041	9,562
Total other accrued liabilities	$86,143	$60,407

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the six months ended June 30, 2021:

	June 30,	June 30,
	2021	2020

	(in thousands)
Beginning balance	$17,366	9,410
Additional reserves	10,960	8,563
Refunds to carriers	(3,054)	(3,251)
Reserves released to revenue	(2,971)	(1,622)
Ending balance	$22,301	$13,100

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

In addition, the Company entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining its primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023. The annual lease payment starts at $1.9 million and will escalate annually commencing in October 2020. In February 2021, the Company entered into an amendment of the San Carlos sublease agreement whereas the third party will surrender 25,879 rentable square feet by the end of the year. For the six months ended June 30, 2021, the Company had noncash investing activities of $30.1 million primarily related to additional right-of-use assets of which $29.7 million was a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises will be used for general office, laboratory and research use. The annual lease payment starts at $0.9 million and will escalate annually commencing in December 2021.

The Company has also historically entered into leases of individual workspaces at various locations on both a month-to-month basis without an established lease term, and more recently for certain locations, have committed to terms approximating three to five years. For the facilities without a committed lease term, the Company has elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, the Company has recorded a right-of-use asset.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

June 30,
2021
(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$6,330
Operating lease liabilities, long-term portion	49,519
Total operating lease liabilities	$55,849

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of June 30, 2021, the weighted-average remaining lease term was 3.85 years and the weighted-average discount rate was 7.49%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended June 30, 2021 and 2020, total lease expense of $2.7 million and $1.9 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the six months ended June 30, 2021 and 2020, total lease expense of $5.4 million and $3.9 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.5 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively.  Cash paid for amounts in the measurement of operating lease liabilities totaled $5.0 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of June 30, 2021 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2021 (remaining 6 months)	$5,086
2022	10,404
2023	11,071
2024	11,889
2025	12,186
2026 and thereafter	20,064
70,700
Less: imputed interest	(14,851)
Operating lease liabilities	$55,849

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other regulatory or administrative  actions, including those with respect to intellectual property, employment, testing, billing, reimbursement  and other matters. Such actions may include allegations of negligence, products/professional liability or other legal claims, and could involve claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is aggressively defending and/or prosecuting its current litigation matters, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. There are many uncertainties associated with any litigation and these actions or other third party claims against the Company, including by governmental entities, or by the Company against third parties, may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If this were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected.

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. During the periods presented, the Company has not recorded any accrual for loss contingencies associated with such legal proceedings or other matters, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable.

Intellectual Property Litigation Matters.

The Company is involved in patent litigation against CareDx, Inc. (“CareDx”), in the United States District Court for the District of Delaware (“CareDx’s Patent Case”). CareDx alleges, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University in March 2019 and amended in March 2020, that the Company infringed three patents. The complaint seeks unspecified damages and injunctive relief. The Company has also alleged infringement by CareDx of two of the Company’s patents, seeking unspecified damages and injunctive relief. The cases have been consolidated and the Court has set a trial date of April 25, 2022. The cases are currently stayed pending a ruling on the Company’s motion for summary judgment challenging the patent eligibility of the asserted patents.

The Company has filed suit against ArcherDX, Inc. (“ArcherDX”), in the United States District Court for the District of Delaware, alleging, in complaints filed in January, April, and August of 2020, which cases were consolidated in September 2020, that certain ArcherDX DNA oncology products infringe five of the Company’s patents. In June 2020, ArcherDX filed a motion to dismiss aspects of the Company’s case, including to invalidate several of the Company’s asserted patents. That motion was denied in its entirety in October 2020. In January 2021, the Company filed a second amended complaint naming an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. as defendants. The Company is seeking unspecified monetary damages and injunctive relief. A jury trial is set for May 16, 2022.

In May 2021, Invitae Corp. (“Invitae”) filed a complaint against the Company alleging infringement of one patent and seeking monetary damages and injunctive relief. In June 2021, the Company filed a motion to dismiss Invitae’s complaint in its entirety.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Trial is set for December 13, 2021.

The Company filed suit against Progenity, Inc. (“Progenity”), in June 2020 in the United States District Court for the Western District of Texas and in the United States District Court for the Northern District of Texas, in each case alleging that Progenity’s NIPT test infringes six of the Company’s patents. The complaints seek treble damages and injunctive relief. In July 2020, Progenity filed suit against the Company in the United States District Court for the Southern District of California, seeking declaratory judgment of non-infringement of the Company’s asserted patents. Progenity also petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office for inter partes review of all of the Company’s asserted patents. The PTAB instituted review of three of the petitions and set trial for March 7, 2022, and denied institution of the other three petitions. On August 3, 2021, the parties entered into a settlement agreement to settle the matters described above.

In October 2020, the Company filed suit against Genosity Inc. (“Genosity”), in the United States District Court for the District of Delaware, alleging that various Genosity oncology products infringe one of the Company’s patents and seeking unspecified monetary damages and injunctive relief. In March 2021, the Company filed a motion to dismiss certain of Genosity’s affirmative defenses and a counterclaim.

In January 2021, the Company filed suit against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware, alleging that various Inivata oncology products infringe two of the Company’s patents. The complaint seeks unspecified monetary damages and injunctive relief. In April 2021, Inivata filed a motion to dismiss the Company’s complaint.

Other Litigation Matters.

In August 2019, a suit was filed against the Company in the Circuit Court of Cook County, Illinois by a patient alleging claims relating to a discordant test result and seeking monetary damages. The suit was dismissed in June 2021.

The Company is also the subject of a lawsuit filed by CareDx against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements describing studies that concern the Company’s technology and CareDx’s technology (“CareDx’s Advertising Case”). The complaint seeks unspecified damages and injunctive relief. In May 2019, the Company filed a motion to dismiss the entirety of CareDx’s Advertising Case for failure to state a claim, following which in February 2020, CareDx filed an amended complaint withdrawing its trademark disparagement claim. Also in February 2020, the Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. The parties cross-moved for partial summary judgment, which was denied in April 2021. A jury trial is set for October 25, 2021.

The Company is involved in litigation against Guardant, Inc. (“Guardant”). On or about May 27, 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief.  On or about May 28, 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant. In the California action, the Company has answered Guardant’s complaint and has asserted its claims as counterclaims, seeking unspecified damages and injunctive relief. On August 3, 2021, Guardant moved to dismiss the Company’s counterclaims.

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in the Company’s Amended and Restated Certificate of Incorporation and its Amended and Restated Bylaws, the Company indemnifies its directors, executive officers, other officers, employees and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company has insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes any obligations under this indemnification would not be material, other than an initial $2.5 million for securities related claims. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

Third-Party Payer Reimbursement Audits

From time to time, the Company receives recoupment requests from third-party payers for alleged overpayments. The Company disagrees with the contentions of pending requests and/or has recorded an estimated reserve for the alleged overpayments.

Contractual Commitments

The following table sets forth the material contractual commitments as of June 30, 2021 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Material supplier	$14,207	June 2026
Application service providers	31,853	March 2026
Other material suppliers	16,662	Various
Total	$62,722

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

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company assessed the performance-based awards with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the performance-based awards as of June 30, 2021:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	169	260	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	81	(2)	Fair Market Value
Q3 2019	—	50	—	38	(1)	Monte-Carlo Simulation
Q1 2020	150	300	94	216	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	404	(3)	Fair Market Value
Q1 2020	129	—	129	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	21	(3)	Fair Market Value
Q3 2020	10	—	10	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	13	(3)	Fair Market Value
Q4 2020	—	32	—	6	(1)	Monte-Carlo Simulation
Q4 2020	—	22	—	2	(5)	Fair Market Value
Q1 2021	150	125	—	—	(1)	Monte-Carlo Simulation
Q1 2021	—	279	—	10	(3)	Fair Market Value
Q2 2021	163	—	—	—	(1)	Monte-Carlo Simulation
Q2 2021	29	—	—	—	(3)	Black-Scholes-Merton
Q2 2021	—	7	—	—	(3)	Fair Market Value

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

The Company has recognized $19.0 million and $30.0 million in stock-based compensation for performance-based awards for the three and six months ended June 30, 2021, respectively. The Company has recognized $3.8 million and $5.2 million in stock-based compensation for performance-based awards for the three and six months ended June 30, 2020, respectively.

   The Company estimated the fair value of performance-based awards with market conditions using a Monte-Carlo simulation model with the following inputs for the period ended June 30, 2021:

	June 30,
	2021
Risk-free interest rate	0.80%	—	1.42%
Expected dividend yield			0.00%
Expected volatility			60%
Expected term (years)	7.25	—	10.00

Employee Stock Purchase Plan

During the period ended June 30, 2021, there have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2020.  The Company has made 2,940,084 shares available for issuance under the Plan as of June 30, 2021, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2021 started on November 1, 2020 and ended on April 30, 2021, and 106,435 shares were purchased for proceeds of $6.1 million. The second offering period of 2021 began on May 1, 2021 and will end on October 31, 2021. As of June 30, 2021, no shares have been purchased in the second offering period.

Stock Options

The following table summarizes option activity for the six months ended June 30, 2021:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(in years)
Balance at December 31, 2020	3,197	6,707	$11.19	6.04	$592,468
Additional shares authorized	3,446	—
Options granted	(390)	390	$104.01
Options exercised	—	(782)	$8.73
Options forfeited/cancelled	31	(31)	$13.80
RSUs granted	(1,355)	—
RSUs forfeited/cancelled	164	—
Balance at June 30, 2021	5,093	6,284	$17.25	5.93	$605,986
Exercisable at June 30, 2021		4,823	$9.93	5.23	$499,683
Vested and expected to vest at June 30, 2021		6,194	$16.90	5.90	$599,432

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2021:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2020	4,188	$34.02
Granted	1,355	$103.67
Vested	(1,387)	$26.50
Cancelled/forfeited	(164)	$41.33
Balance at June 30, 2021	3,992	$59.73

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,
	2021			2020
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$1,275	$—	$1,275	$441	$—	$441
Research and development	6,276	340	6,616	2,631	282	2,913
Selling, general and administrative	27,146	66	27,212	8,527	76	8,603
Total	$34,697	$406	$35,103	$11,599	$358	$11,957

	Six months ended June 30,
	2021			2020
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$1,983	$—	$1,983	$755	$—	$755
Research and development	9,926	564	10,490	4,313	442	4,755
Selling, general and administrative	45,751	111	45,862	13,779	85	13,864
Total	$57,660	$675	$58,335	$18,847	$527	$19,374

As of June 30, 2021, approximately $207.4 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.8 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three six months ended June 30, 2021, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended June 30,				Six months ended June 30,
	2021			2020	2021			2020
Expected term (years)	5.11	—	10.00	10.00	5.11	—	10.00	5.27	—	10.00
Expected volatility	56.01%	—	63.30%	53.94%	55.33%	—	63.30%	49.94%	—	58.53%
Expected dividend rate			0.00%	0.00%			0.00%			0.00%
Risk-free interest rate	0.81%	—	1.67%	0.71%	0.81%	—	1.67%	0.44%	—	1.70%

As of June 30, 2021, total options outstanding include 32,053 shares of option awards that were granted to non-employees, of which 2,188 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For the three months ended June 30, 2021 and 2020, the Company recorded interest expense on the Credit Line of $0.2 million for both periods. For the six months ended June 30, 2021 and 2020, the Company recorded interest expense on the Credit Line of $0.3 million and $0.5 million, respectively. Interest payments on the Credit Line were made within the same periods. As of June 30, 2021, remaining accrued interest was $1.0 million, and the total principal amount outstanding with accrued interest was $49.0 million.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of June 30, 2021 are summarized in the following table:

June 30,
2021

(in thousands)
Long-Term Debt
Outstanding Principal	$287,500
Unamortized debt discount and issuance cost	(7,723)
Net carrying amount	$279,777

The following table presents total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2021:

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$3,234
Non-cash interest expense
Amortization of debt discount and debt issuance cost	306	610
Total interest expense	$1,923	$3,844

11. Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, for qualified improvement property. As of June 30, 2021, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions and does not expect interest expense to be deductible due to current and historical losses.

During the three months ended June 30, 2021, the Company recorded total income tax expense of approximately $242,000 and $15,000, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded total income tax expense of approximately $376,000 and $38,000, respectively. For the three and six months ended June 30,

2021, the income tax expense is primarily attributable to state income tax and foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. There was no state income tax expense recorded for the three and six months ended June 30, 2020. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of June 30, 2021. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

As described in Note 10, Debt, the Company accounted for the issuance of the Convertible Notes by separating the Convertible Notes into separate liability and equity components. The portion of the proceeds allocated to equity created a basis difference at issuance and resulted in a deferred tax liability.  The debt issuance costs attributable to the equity component are deductible for tax and represent a deferred tax asset as of the issuance date.  However, since the Company has a full valuation allowance, both the deferred tax liability related to the equity component and the deferred tax asset related to the debt issuance costs had no impact to income tax expense in the three and six months ended June 30, 2021.

The Company had $12.9 million and $11.5 million in unrecognized tax benefits as of June 30, 2021 and December 31, 2020, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2021, there were no accrued interest and penalties related to uncertain tax positions.

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

The Convertible Notes are convertible as of June 30, 2021. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the value of the Convertible Notes based on contractual settlement provisions would exceed its principal amount by $450.1 million as of June 30, 2021. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect.  As such, the 7.4 million shares underlying the conversion option of the Convertible Notes will not have an impact on the Company’s diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table provides the basic and diluted net loss per share computations for the six months ended June 30, 2021 and 2020.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss, basic and diluted	$(116,026)	$(59,637)	$(179,879)	$(95,009)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	88,077	79,069	87,387	78,681

Net loss per share, basic and diluted	$(1.32)	$(0.75)	$(2.06)	$(1.21)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2021 and 2020:

	June 30,
	2021	2020

	(in thousands)
Options to purchase common stock	6,284	7,822
Restricted stock units	3,992	4,051
Employee stock purchase plan	31	51
Convertible Notes	7,411	7,411
Total	17,718	19,335

13. Subsequent Events

In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount.

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

We currently provide a comprehensive suite of products in women’s health, as well as our offerings in oncology and organ health, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test (“NIPT”), as well as Horizon, our Carrier Screening (“HCS”) test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and our Vistara single-gene NIPT. Our oncology product is our Signatera molecular residual disease test, which we commercialize as a test run in our CLIA laboratory and offer on a research use only (“RUO”) basis to research laboratories and pharmaceutical companies; and our primary organ health offering is our Prospera transplant assessment test.

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

The principal focus of our commercial operations is to offer our tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system, and the test sample is routed into the appropriate workflow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model, as a result of which our tests accessioned would decrease but our tests processed would remain unchanged. During the six months ended June 30, 2021, we processed 723,900 tests, comprised of approximately 694,900 tests accessioned in our laboratory, compared to approximately 469,500 tests processed, comprised of approximately 444,000 tests accessioned in our laboratory, during the three months ended June 30, 2020. This increase in volume primarily represents continued commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2021 was 90%, an increase from 86% for the six months ended June 30, 2020. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2021 was 5%, a decrease from 7% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the six months ended June 30, 2021 was 5%, down from 7% for the six months ended June 30, 2020, due primarily to the increase in US direct sales as a percentage of revenue.

For the six months ended June 30, 2021, total revenues were $294.3 million, compared to $180.5 million in the six months ended June 30, 2020. Revenues generated from testing accounted for $255.6 million, 87% of total revenues, for the six months ended June 30, 2021; compared to $167.5 million, 93% of total revenues, for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $14.6 million, representing approximately 5% of total revenues, for the six months ended June 30, 2021. For the six months ended June 30, 2020, revenues from customers outside the United States were $13.0 million, representing approximately 7% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the six months ended June 30, 2021 and 2020 were $179.9 million and $95.0 million, respectively. This included non-cash stock compensation expense of $58.3 million and $19.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $1.1 billion.

COVID-19 Impact

The COVID-19 pandemic continues to present a global public health and economic challenge and is affecting our business operations and the U.S. and other major economies and financial markets. The spread of COVID-19 has caused us to modify our business practices (including temporary closures of our offices and other measures as we have deemed necessary or appropriate from time to time), and incur additional operating costs, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations and financial results will be impacted.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which continue to remain highly uncertain and cannot be predicted, including, but not limited to, the continued duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and when and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of laboratory supplies and reagents or a suspension of services from other laboratories or third parties. We have also become increasingly dependent on growing and maintaining a network of mobile phlebotomy specialists who can provide testing capabilities, as many consumers are unable to visit clinics, hospitals or other testing facilities as a result of the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business because of its global economic impact, including any recession that has occurred or may occur in the future.

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

In particular, while our test volumes in 2021 have increased compared to the previous year, and the average selling price of our tests in the six months ended June 30, 2021 increased compared to the six months ended June 30, 2020, we cannot predict volatility of the volumes and selling prices of our tests that may result from the continued impact of the COVID-19 pandemic, and either or both of these metrics may fluctuate from period to period. Further, we cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on our business.

In response to the COVID-19 pandemic, we have implemented measures to protect the health of our employees and to support the functionality of our laboratories. We will continue to support and incur expenditures towards COVID-19 prevention and employee safety.

Components of the Results of Operations

Revenues

We generate revenues from the sale of our tests, primarily from the sale of our Panorama and HCS tests. Our two primary distribution channels are our direct sales force and our laboratory partners. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient, for the fees.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$137,232	$80,414	$56,818	70.7%
Licensing and other revenues	4,794	6,058	(1,264)	(20.9)
Total revenues	142,026	86,472	55,554	64.2
Cost and expenses
Cost of product revenues	73,227	42,731	30,496	71.4
Cost of licensing and other revenues	2,885	4,208	(1,323)	(31.4)
Research and development	53,752	23,005	30,747	133.7
Selling, general and administrative	127,456	68,188	59,268	86.9
Total cost and expenses	257,320	138,132	119,188	86.3
Loss from operations	(115,294)	(51,660)	(63,634)	123.2
Interest expense	(2,075)	(4,038)	1,963	(48.6)
Interest and other income, net	1,585	1,924	(339)	(17.6)
Loss on debt extinguishment	—	(5,848)	5,848	(100.0)
Loss before income taxes	(115,784)	(59,622)	(56,162)	94.2
Income tax expense	(242)	(15)	(227)	1,513.3
Net loss	$(116,026)	$(59,637)	$(56,389)	94.6%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees, and revenues from our Signatera research use only offering. Total revenues increased by $55.6 million, or 64.2%, when compared to the three months ended June 30, 2020.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended June 30, 2021, total reported units were approximately 355,700, comprised of approximately 342,500 tests reported in our laboratory. Comparatively, during the three months ended June 30, 2020, total reported units were approximately 220,100, comprising of approximately 208,400 tests reported in our laboratory.

Product Revenues

During the three months ended June 30, 2021, product revenues increased by $56.8 million, or 70.7%, compared to the three months ended June 30, 2020, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $1.3 million, or 20.9%, during the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. The decrease in revenue was primarily due to a decrease in revenues recognized from our collaborative agreements.

Cost of Product Revenues

During the three months ended June 30, 2021, cost of product revenues increased compared to the three months ended June 30, 2020 by approximately $30.5 million, or 71.4%, due to a $7.7 million increase in third-party fees, higher costs related to inventory consumption of $7.6 million driven by an increase in accessioned tests, a $2.5 million increase in shipping related charges, and a $12.7 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended June 30, 2021, when compared to the three months ended June 30, 2020, decreased by $1.3 million, or 31.4%, due to a decrease in labor and overhead costs related to license and development support.

Research and Development

Research and development expenses during the three months ended June 30, 2021, increased by $30.7 million, or 133.7%, when compared to the three months ended June 30, 2020. The increase was driven by a $14.6 million increase in salary and related expenditures primarily due to headcount growth, which includes a $3.7 million increase in stock-based compensation expense, an increase of $7.1 million of consulting costs, a $6.7 million increase of costs related to clinical studies to support our new product offerings, a $1.9 million increase related to software licenses, and a $0.4 million increase in facilities costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $59.3 million, or 86.9%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was attributable to an increase of $42.4 million in salary and related expenditures primarily due to headcount growth, which includes a $18.6 million increase in stock-based compensation expense, a $4.0 million increased in marketing expenses, a $3.8 million increase in travel related costs, a $4.0 million increase in consulting and legal fees, a $3.4 million increase from business insurance and other administrative costs, and $1.7 million of higher costs related to computer hardware, software licenses, and other costs.

Interest Expense

Interest expense decreased by $2.0 million, or 48.6%, in the three months ended June 30, 2021 compared to the same period in the prior year. The interest expense from the Convertible Notes issued in April 2020, after adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) was lower than the interest expense related to the 2017 Term Loan with Orbimed which was extinguished in April 2020.

Interest and Other Income

Interest and other income for the three months ended June 30, 2021 decreased $0.3 million compared to the same period in the prior year, primarily due to less interest income as a result of lower yields from our investments.

Loss on Debt Extinguishment

The loss on debt extinguishment of $5.8 million was a result of the repayment of the outstanding principal and interest under the 2017 Term Loan with Orbimed in the second quarter of 2020. Refer to note 10, Debt, in Item 1, Financial Statements, for additional details.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended
	June 30,		Change
	2021	2020	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$255,614	$167,460	$88,154	52.6%
Licensing and other revenues	38,728	13,024	25,704	197.4
Total revenues	294,342	180,484	113,858	63.1
Cost and expenses
Cost of product revenues	134,549	84,251	50,298	59.7
Cost of licensing and other revenues	8,376	7,666	710	9.3
Research and development	93,940	41,230	52,710	127.8
Selling, general and administrative	235,788	133,869	101,919	76.1
Total cost and expenses	472,653	267,016	205,637	77.0
Loss from operations	(178,311)	(86,532)	(91,779)	106.1
Interest expense	(4,148)	(6,502)	2,354	(36.2)
Interest and other income, net	2,956	3,911	(955)	(24.4)
Loss on debt extinguishment	—	(5,848)	5,848	(100.0)
Loss before income taxes	(179,503)	(94,971)	(84,532)	89.0
Income tax expense	(376)	(38)	(338)	889.5
Net loss	$(179,879)	$(95,009)	$(84,870)	89.3%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees and revenues from our Signatera (RUO) offering. Total revenues increased by $113.9 million, or 63.1%, when compared to the six months ended June 30, 2020.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the six months ended June 30, 2021, total reported units were approximately 669,500, comprised of approximately 642,400 tests reported in our laboratory. Comparatively, during the six months ended June 30, 2020, total reported units were approximately 441,500, comprised of approximately 417,600 tests reported in our laboratory.

Product Revenues

During the six months ended June 30, 2021, product revenues increased by $88.1 million, or 52.6% compared to the six months ended June 30, 2020, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues increased by $25.7 million, or 197.4%, during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020, due to $28.6 million of revenue recognized from Qiagen which was previously recorded in deferred revenue, partially offset by a $2.9 million decrease in revenues recognized from our collaborative agreements.

Cost of Product Revenues

During the six months ended June 30, 2021, cost of product revenues increased by $50.3 million, or 59.7%, when compared to the six months ended June 30, 2020, due to higher costs related to inventory consumption of $14.7 million, a $12.4 million increase in third-party fees, and a $3.6 million increase in shipping related charges, all due to an increase in volume. In addition, there was a $19.6 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the six months ended June 30, 2021, when compared to the six months ended June 30, 2020, increased by $0.7 million, or 9.3%, primarily due to an increase in labor and overhead costs related to third-party service fees as a result of increased volumes for Signatera

Research and Development

Research and development expenses during the six months ended June 30, 2021 increased by $52.7 million, or 127.8%, when compared to the six months ended June 30, 2020. The increase was driven by a $27.1 million increase in salary and related expenditures primarily due to headcount growth, which includes a $5.7 million increase in stock-based compensation expense, an increase of $10.7 million of consulting costs, a $9.4 million increase of costs related to clinical studies to support our new product offerings, a $4.0 million increase related to software licenses, and a $1.5 million increase in facilities costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $101.9 million, or 76.1%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was attributable to an increase of $77.9 million in salary and related expenditures primarily due to headcount growth, which includes a $32.0 million increase in stock-based compensation expense, a $7.1 million increase in marketing expenses, a $3.6 million increase in travel related costs, a $6.6 million increase in consulting and legal fees, a $2.5 million increase related to computer hardware and software licenses, and a $4.2 million increase from business insurance, bank fees, office supplies and other costs.

Interest Expense

Interest expense decreased by $2.4 million, or 36.2%, in the six months ended June 30, 2021 compared to the same period in the prior year. The interest expense from the Convertible Notes issued in April 2020, was lower than the interest expense related to the 2017 Term Loan with Orbimed which was extinguished in April 2020.

Interest and Other Income

Interest and other income decreased by $1.0 million, or 24.4%, in the six months ended June 30, 2021, compared to the same period in the prior year, primarily due to less interest income as a result of lower yields from our investments.

Loss on Debt Extinguishment

The loss on debt extinguishment of $5.8 million was a result of the repayment of the outstanding principal and interest under the 2017 Term Loan with Orbimed in the second quarter of 2020. Refer to note 10, Debt, in Item 1, Financial Statements, for details.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2021, we had a net loss of $179.9 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2021, we had an accumulated deficit of $1.1 billion. We had $63.0 million in cash and cash equivalents and restricted cash, $517.4 million in marketable securities, $50.0 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. We used a portion of the net proceeds from the offering of the Convertible Notes to repay our obligations under our 2017 Term Loan with OrbiMed (see Note 10, Debt, in Item 1, Financial Statements).

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

In May 2021, we entered into a development and option agreement with a third party that requires the third party to use its best efforts to perform an agreed upon development plan and provides an exclusive option to purchase the third party’s assets. We paid the third party $10 million in the second quarter of 2021 for conducting the development work and for entering into the agreement, and if we elect to exercise the option, we have agreed to pay the third party an additional $290 million for the designated assets. There is no assurance that the development plan will be successful, or that we will elect to exercise the option to purchase the third party’s assets or, if we exercise the option, that it will derive the anticipated benefit from the acquisition of these assets.

In April 2019, we completed an underwritten equity offering and sold 6,052,631 shares of common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of the underwriting discount. In October 2019, we completed another underwritten equity offering and sold 6,571,428 shares of our common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount. In September 2020, the Company completed an additional underwritten equity offering and sold 4,791,665 shares of our common stock at a price of $60.00 per share to the public. Before offering expenses of $0.3 million, we received proceeds of $271.0 million net of the underwriting discount. In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount. Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 5, 2021.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. As of June 30, 2021, remaining accrued interest was $1.1 million, and the total principal amount outstanding with accrued interest was $49.0 million.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
(in thousands)
Cash used in operating activities	$(145,439)	$(76,080)
Cash provided by (used in) investing activities	146,709	(121,954)
Cash provided by financing activities	12,914	213,430
Net increase in cash, cash equivalents and restricted cash	14,184	15,396
Cash, cash equivalents and restricted cash, beginning of period	48,855	61,981
Cash, cash equivalents and restricted cash, end of period	$63,039	$77,377

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2021 was $145.4 million. The net loss of $179.9 million includes $74.1 million in non-cash charges resulting from $5.3 million of depreciation and amortization, $3.8 million premium amortization and discount accretion on investment securities, $58.3 million of stock-based compensation expense, $5.4 million of non-cash lease expense, $0.6 million for amortization of debt discount and issuance cost, $0.6 million of inventory reserve adjustments, and $0.1 million of other non-cash charges. Operating assets had cash outflows of $38.1 million resulting from $21.6 million in increases in accounts receivable, $9.0 million in increases in inventory, and $7.5 million in increases in prepaid expenses and other current assets. Operating liabilities resulted in cash outflows of $1.5 million resulting from a $38.7 million decrease in deferred revenue offset by a $12.3 million increase in accounts payable, $0.5 million increase in accrued compensation and a $24.4 million increase in other accrued liabilities.

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

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2021 totaled $146.7 million, which was comprised of $205.5 million from proceeds from investment maturities and $31.1 million from proceeds from sale of investments, which was offset by $71.0 million in purchasing of new investments and $18.9 million in acquisitions of property, plant and equipment.

Cash used in investing activities for the six months ended June 30, 2020 totaled $122.0 million, which was comprised of purchasing new investments of $266.1 million and $10.1 million in acquisitions of property, plant and equipment, offset by $142.8 million from proceeds of investments maturities and $11.5 million proceeds from sale of investments.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 totaled $12.9 million which was comprised of $6.8 million of proceeds from the exercise of stock options and $6.1 million from issuance of common stock under the employee stock purchase plan.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.0 million gross debt outstanding on our Credit Line, including principal and accrued interest as of June 30, 2021. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $5.2 million annually in relation to amounts we would expect to earn, based on our short-term investments as of June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting despite a large group of our employees who are working remotely due to the COVID-19 pandemic.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

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

NATERA, INC.

Date: August 5, 2021	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)