Form 10-Q
period 2021-09-30
Natera, Inc.
filed 2021-11-05
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 94,594,816.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par value and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,103	$48,668
Restricted cash	228	187
Short-term investments	928,596	688,606
Accounts receivable, net of allowance of $2,965 in 2021 and $3,080 in 2020	110,416	78,565
Inventory	28,022	20,031
Prepaid expenses and other current assets, net	28,858	26,606
Total current assets	1,191,223	862,663
Property and equipment, net	59,293	33,348
Operating lease right-of-use assets	47,656	21,399
Other assets	13,202	14,743
Total assets	$1,311,374	$932,153
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,181	$8,096
Accrued compensation	35,331	30,371
Other accrued liabilities	96,486	60,407
Deferred revenue, current portion	9,667	50,125
Short-term debt financing	50,049	50,054
Total current liabilities	199,714	199,053
Long-term debt financing	280,085	202,493
Deferred revenue, long-term portion	22,706	22,805
Operating lease liabilities, long-term portion	48,388	21,246
Other long-term liabilities	1,464	320
Total liabilities	552,357	445,917

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2021 and December 31, 2020, respectively; 94,538 and 86,223 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10	9
Additional paid in capital	2,011,788	1,411,286
Accumulated deficit	(1,254,272)	(929,318)
Accumulated other comprehensive gain	1,491	4,259
Total stockholders’ equity	759,017	486,236
Total liabilities and stockholders’ equity	$1,311,374	$932,153

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues
Product revenues	$150,651	$93,286	$406,265	$260,746
Licensing and other revenues	7,465	4,857	46,193	17,881
Total revenues	158,116	98,143	452,458	278,627
Cost and expenses
Cost of product revenues	76,838	46,873	211,387	131,124
Cost of licensing and other revenues	4,533	4,948	12,909	12,614
Research and development	98,457	26,421	192,397	67,651
Selling, general and administrative	128,485	75,678	364,273	209,547
Total cost and expenses	308,313	153,920	780,966	420,936
Loss from operations	(150,197)	(55,777)	(328,508)	(142,309)
Interest expense	(2,078)	(4,270)	(6,226)	(10,772)
Interest and other income, net	1,274	1,749	4,230	5,661
Loss on debt extinguishment	—	—	—	(5,848)
Loss before income taxes	(151,001)	(58,298)	(330,504)	(153,268)
Income tax expense	(272)	(25)	(648)	(63)
Net loss	$(151,273)	$(58,323)	$(331,152)	$(153,331)
Unrealized gain (loss) on available-for-sale securities, net of tax	(950)	(600)	(2,768)	4,251
Comprehensive loss	$(152,223)	$(58,923)	$(333,920)	$(149,080)

Net loss per share (Note 12):
Basic and diluted	$(1.63)	$(0.72)	$(3.72)	$(1.93)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	92,558	80,908	89,130	79,430

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2020	79,717	$8	$1,093,072	$5,770	$(794,583)	$304,267
Issuance of common stock upon exercise of stock options	498	—	4,974	—	—	4,974
Issuance of common stock for public offering, net	4,792	1	270,649	—	—	270,650
Vesting of restricted stock	274	—	—	—	—	—
Stock-based compensation	—	—	15,032	—	—	15,032
Unrealized gain on available-for sale securities	—	—	—	(600)	—	(600)
Net loss	—	—	—	—	(58,323)	(58,323)
Balance as of September 30, 2020	85,281	$9	$1,383,727	$5,170	$(852,906)	$536,000

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	78,005	$8	$976,955	$919	$(699,171)	$278,711
Issuance of common stock upon exercise of stock options	1,534	—	15,782	—	—	15,782
Issuance of common stock under employee stock purchase plan	97	—	3,062	—	—	3,062
Equity component of Convertible Notes, net	—	—	82,873	—	—	82,873
Issuance of common stock for public offering, net	4,792	1	270,649	—	—	270,650
Vesting of restricted stock	853	—	—	—	—	—
Stock-based compensation	—	—	34,406	—	—	34,406
Unrealized gain on available-for sale securities	—	—	—	4,251	—	4,251
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	(404)	(404)
Net loss	—	—	—	—	(153,331)	(153,331)
Balance as of September 30, 2020	85,281	$9	$1,383,727	$5,170	$(852,906)	$536,000

	Three months ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2021	88,498	$9	$1,399,659	$2,441	$(1,102,999)	$299,110
Issuance of common stock upon exercise of stock options	268	—	3,945	—	—	3,945
Issuance of common stock for public offering, net	5,176	1	550,821	—	—	550,822
Issuance of common stock for IPR&D acquisition	276		30,901	—	—	30,901
Vesting of restricted stock units	320	—	3	—	—	3
Stock-based compensation	—	—	26,459	—	—	26,459
Unrealized loss on available-for sale securities	—	—	—	(950)	—	(950)
Net loss	—	—	—	—	(151,273)	(151,273)
Balance as of September 30, 2021	94,538	$10	$2,011,788	$1,491	$(1,254,272)	$759,017

	Nine months ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	86,223	$9	$1,411,286	$4,259	$(929,318)	$486,236
Issuance of common stock upon exercise of stock options	1,051	—	10,774	—	—	10,774
Issuance of common stock under employee stock purchase plan	106	—	6,085	—	—	6,085
Issuance of common stock for public offering, net	5,175	1	550,821	—	—	550,822
Issuance of common stock for IPR&D acquisition	276	—	30,901	—	—	30,901
Vesting of restricted stock	1,707	—	—	—	—	—
Stock-based compensation	—	—	84,797	—	—	84,797
Unrealized loss on available-for sale securities	—	—	—	(2,768)	—	(2,768)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	(82,876)	—	6,198	(76,678)
Net loss	—	—	—	—	(331,152)	(331,152)
Balance as of September 30, 2021	94,538	$10	$2,011,788	$1,491	$(1,254,272)	$759,017

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Operating activities
Net loss	$(331,152)	$(153,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,259	6,215
Expensed in-process research and development	35,604	—
Premium amortization and discount accretion on investment securities	5,707	3,333
(Gain) loss on investments	(58)	—
Stock-based compensation	84,797	34,406
Non-cash lease expense	8,106	5,819
Amortization of debt discount and issuance cost	917	149
Inventory reserve adjustments	726	(180)
Other non-cash benefits (charges)	133	(135)
Provision for credit losses	380	1,445
Loss on Debt Extinguishment	—	5,848
Accretion of Convertible Note	—	4,514
Changes in operating assets and liabilities:
Accounts receivable	(32,232)	(17,940)
Inventory	(8,717)	(7,803)
Prepaid expenses and other current assets	(7,851)	(7,288)
Other assets	(550)	97
Accounts payable	183	(1,613)
Accrued compensation	4,960	6,362
Other accrued liabilities	34,845	16,362
Deferred revenue	(40,557)	(5,470)
Cash used in operating activities	(236,500)	(109,210)

Investing activities
Purchases of investments	(674,372)	(479,037)
Proceeds from sale of investments	77,563	11,500
Proceeds from maturity of investments	348,410	247,315
Purchases of property and equipment, net	(32,027)	(12,073)
Cash paid for acquisition of an asset	(4,271)	—
Cash used in investing activities	(284,697)	(232,295)

Financing activities
Proceeds from exercise of stock options	10,774	15,782
Proceeds from issuance of common stock under employee stock purchase plan	6,085	3,062
Proceeds from Convertible Note, net of issuance costs	—	278,316
Loan payment	—	(78,757)
Proceeds from public offering, net of issuance cost	550,814	270,650
Cash provided by financing activities	567,673	489,053

Net increase in cash, cash equivalents and restricted cash	46,476	147,548
Cash, cash equivalents and restricted cash, beginning of period	48,855	61,981
Cash, cash equivalents and restricted cash, end of period	$95,331	$209,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,690	$3,137

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$4,957	$2,814

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the "Company") was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change the management of disease worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with its statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with best-in-class accuracy and coverage. The Company’s technology has been proven clinically and commercially in the women’s health space, in which it develops and commercializes non- or minimally-invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome.  The Company is now translating its success in women’s health and applying its core technology to the oncology market, in which it is commercializing a personalized blood-based DNA test to detect molecular residual disease and monitor disease recurrence, as well as to the organ health market, initially with a test to assess kidney transplants for rejection. The Company operates laboratories certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health. The Company also has two subsidiaries, one of which operates in the state of Texas and the other in Canada.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2021, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed on February 26, 2021), except as described in Recently Adopted Accounting Pronouncements below.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date, these financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $331.2 million for the nine months ended September 30, 2021 and an accumulated deficit of $1.3 billion as of September 30, 2021. As of September 30, 2021, the Company had $95.3 million in cash, cash equivalents, and restricted cash, $928.6 million in marketable securities, $50.0 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”). In April 2020, the Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed.

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

In May 2021, the Company entered into a development and option agreement with a third party that requires the third party to use its best efforts to perform an agreed upon development plan and provides the Company with an exclusive option to purchase the third party’s assets. The Company paid the third party $10 million in the second quarter of 2021 for conducting the development work and for entering into the agreement, and if the Company elects to exercise its option, the Company has agreed to pay the third party an additional $290.0 million for the designated assets. There is no assurance that the development plan will be successful, or that the Company will elect to exercise its option to purchase the third party’s assets or, if the Company exercises this option, that it will derive the anticipated benefit from the acquisition of these assets.

On September 10, 2021, the Company entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development (“IPR&D”) in exchange for an equity consideration payment. The third party was a biotechnology company focused on oncology. The total acquisition consideration amounts to $35.6 million composed of the issuance of 276,346 shares of the Company's common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset. Further, there are an estimated 269,547 of additional shares, consistent with the registration statement filed with the SEC on September 10,

2021, that are potentially issuable to legacy shareholders of this third party upon the achievement of defined milestones which will be revalued at each reporting date. These milestones are assessed as probable as of September 30, 2021. As a result, this was accounted as contingent compensation expense recognized over the performance period at fair market value. The Company concluded the acquired IPR&D has no alternative-future use and accordingly expensed on the day of the transaction close as research and development expense which is reflected in our condensed consolidated statement of operations.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after November 4, 2021.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiaries. The Company established a subsidiary that operates in the state of Texas to support the Company’s laboratory and operational functions. The Company established a subsidiary that operates in Canada following the acquisition of the IPR&D asset, which includes a lease for the laboratory space located in Canada. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts calculated based on the average selling price expected to be received from insurance payors, the operating right-of-use assets and the associated lease liabilities, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, the valuation of the Convertible Notes, stock-based compensation, the fair value of options, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the nine months ended September 30, 2021:

Nine Months Ended
September 30,
2021
(in thousands)
Beginning balance	$4,220
Provision for credit losses	380
Write-offs	(495)
Total	$4,105

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

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, and the full extent and duration of the impact of the COVID-19 pandemic on its business, its operations, and the global economy as a whole is not yet known. While the Company’s test volumes and overall average selling prices for its tests increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the Company cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on the macroeconomic environment or its business.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the nine months ended September 30, 2021, and 2020, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2021 and December 31, 2020, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Beginning balance	$2,441	$5,770	$4,259	$919
Net unrealized gain (loss) on available-for-sale securities, net of tax	(950)	(600)	(2,768)	4,251
Ending balance	$1,491	$5,170	$1,491	$5,170

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

Debt

In August 2020, ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) was issued which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted this standard as of January 1, 2021 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the Convertible Notes due May 2027 are no longer bifurcated into separate liability and equity components in the March 31, 2021 condensed consolidated balance sheet. Rather, the $287.5 million principal amount of the Company’s Convertible Notes was classified only as a liability in the March 31, 2021 condensed consolidated balance sheet. Upon adoption of ASU 2020-06, an adjustment was recorded to the Convertible Notes liability component, equity component (additional paid-in-capital) and retained earnings. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. This adjustment was calculated based on the carrying amount of the Convertible Notes as if it had always been treated only as a liability. Further, an adjustment was recorded to the debt discount and issuance costs as if these had always been treated as a contra liability only. Interest expense related to the accretion of the Convertible Notes is no longer recognized.  Interest expense for the Convertible Notes for the three and nine months ended September 30, 2021 would have been $2.4 million and $7.0 million higher without the adoption of ASU 2020-06, respectively. As such, net loss from continuing operations attributable to the Company per common share for the three and nine months ended September 30, 2021 was $0.03 and $0.08 lower due to the effect of adoption of ASU 2020-06, respectively.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended September 30, 2021 and 2020, $1.6 million and $1.1 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. During the nine months ended September 30, 2021 and 2020, $4.6 million and $2.7 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. The release of amounts reserved were recognized as product revenue within that period.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. There was an additional milestone met in May 2021. The Company accrued a $1.0 million milestone payment against accounts receivable and short-term deferred revenue. This milestone was paid in early July 2021. No other payments have been received in the nine months ending September 30, 2021.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
(in thousands)
Insurance carriers	$132,423	$78,004	$351,218	$216,305
Laboratory and other partners	17,441	13,701	77,575	42,426
Patients	8,252	6,438	23,665	19,896
Total revenues	$158,116	$98,143	$452,458	$278,627

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
(in thousands)
United States	$148,033	$93,511	$427,804	$260,999
Americas, excluding U.S.	1,247	1,081	3,052	2,584
Europe, Middle East, India, Africa	5,598	3,524	14,322	10,584
Asia Pacific and Other	3,238	27	7,280	4,460
Total revenues	$158,116	$98,143	$452,458	$278,627

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	September 30,	December 31,
(in thousands)	2021	2020
Assets:
Accounts receivable	$110,416	$78,565
Liabilities:
Deferred revenue, current portion	$9,667	$50,125
Deferred revenue, long-term portion	22,706	22,805
Total deferred revenues	$32,373	$72,930

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2020	$72,930
Increase in deferred revenues	4,703
Refunds of revenues previously deferred	(10,000)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(32,864)
Revenue recognized from performance obligations satisfied within the same period	(2,396)
Balance at September 30, 2021	$32,373

During the nine months ended September 30, 2021, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $32.9 million, with approximately a net $4.0 million related to BGI Genomics and Foundation Medicine, and $28.6 million related to Qiagen, with the remaining $0.3 million related to genetic testing services. The current portion of deferred revenue includes $3.5 million from the BGI Genomics Agreement and $3.7 million from the Foundation Medicine Agreement.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2021				December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$55,703	$—	$—	$55,703	$28,990	$—	$—	$28,990
U.S. Treasury securities	787,875	—	—	787,875	597,744	—	—	597,744
Corporate bonds and notes	—	52,721	—	52,721	—	12,328	—	12,328
Municipal securities	—	88,000	—	88,000	—	78,534	—	78,534
Total financial assets	$843,578	$140,721	$—	$984,299	$626,734	$90,862	$—	$717,596

Fair Value of Long-Term Debt:

As of September 30, 2021, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2021, was $863.3 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes (see Note 10, Debt).

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$55,703	$—	$—	$55,703	$28,990	$—	$—	$28,990
U.S. Treasury securities (1)	786,404	1,821	(350)	787,875	594,252	3,512	(20)	597,744
Corporate bonds and notes (1)	52,868	—	(147)	52,721	12,331	2	(5)	12,328
Municipal securities	87,824	378	(202)	88,000	77,764	796	(26)	78,534
Total	$982,799	$2,199	$(699)	$984,299	$713,337	$4,310	$(51)	$717,596

Classified as:
Cash equivalents (2)				$55,703				$28,990
Short-term investments				928,596				688,606
Total				$984,299				$717,596

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the nine months ended September 30, 2021 and 2020, the Company sold $77.6 million and $11.5 million of investments, respectively. During the nine months ended September 30, 2021, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of September 30, 2021, the Company had 43 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary for the third quarter of 2021 since the investments are low risk, investment grade securities. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of September 30, 2021 was $522.0 million. The aggregate amount of unrealized losses of these securities was $0.7 million, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss were not material as of September 30, 2021.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2021:

	September 30, 2021
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$403,211	$403,784
Greater than one year but less than five years	523,885	524,812
Total	$927,096	$928,596

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2021	2020

		(in thousands)
Machinery and equipment	3-5 years	$64,583	$51,001
Furniture and fixtures	3 years	1,393	1,376
Computer equipment	3 years	2,772	2,428
Capitalized software held for internal use	3 years	8,776	7,417
Leasehold improvements	Lesser of useful life or lease term	15,351	14,810
Construction-in-process		24,732	6,370
		117,607	83,402
Less: Accumulated depreciation and amortization		(58,314)	(50,054)
Total Property and Equipment, net		$59,293	$33,348

All of the Company’s long-lived assets are located in the United States.

During the nine months ended September 30, 2021, the increase in net property and equipment was due to purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $8.3 million recorded in the nine months ended September 30, 2021. The Company did not incur an impairment charge during the nine months ended September 30, 2021.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Accrued paid time off	$2,472	$2,260
Accrued commissions	10,950	12,686
Accrued bonuses	12,275	9,635
Other accrued compensation	9,634	5,790
Total accrued compensation	$35,331	$30,371

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Reserves for refunds to insurance carriers	$15,879	$17,366
Accrued charges for third-party testing	17,690	5,141
Testing and laboratory materials from suppliers	6,513	2,720
Marketing and corporate affairs	6,152	3,325
Legal, audit and consulting fees	15,215	4,189
Accrued shipping charges	399	1,604
Sales tax payable	1,758	1,723
Accrued third-party service fees	3,363	2,355
Clinical trials and studies	6,282	2,353
Operating lease liabilities, current portion	6,922	7,300
Fixed asset purchases	4,957	1,691
Other accrued interest	2,695	1,078
Other accrued expenses	8,661	9,562
Total other accrued liabilities	$96,486	$60,407

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the nine months ended September 30, 2021:

	September 30,	September 30,
	2021	2020

	(in thousands)
Beginning balance	$17,366	$9,410
Additional reserves	11,776	11,912
Refunds to carriers	(8,664)	(5,244)
Reserves released to revenue	(4,599)	(2,756)
Ending balance	$15,879	$13,322

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

In addition, the Company entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining its primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023. The annual lease payment starts at $1.9 million and will escalate annually commencing in October 2020. In February 2021, the Company entered into an amendment of the San Carlos sublease agreement whereas the third party will surrender 25,879 rentable square feet by the end of the year. For the nine months ended September 30, 2021, the Company had noncash investing activities of $31.3 million primarily related to additional right-of-use assets of which $29.7 million was a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises will be used for general office, laboratory and research use. The annual lease payment starts at $0.9 million and will escalate annually commencing in December 2021.

As part of the IPR&D asset acquisition in September 2021, the Company inherited a lease for 7,107 square feet of laboratory space in Canada over a 24-month period. The annual lease payment starts at $0.2 million.

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

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

September 30,
2021
(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$6,922
Operating lease liabilities, long-term portion	48,388
Total operating lease liabilities	$55,310

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of September 30, 2021, the weighted-average remaining lease term was 3.66 years and the weighted-average discount rate was 7.48%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended September 30, 2021 and 2020, total lease expense of $2.8 million and $1.9 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the nine months ended September 30, 2021 and 2020, total lease expense of $8.1 million and $5.8 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.6 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively.  Cash paid for amounts in the measurement of operating lease liabilities totaled $7.6 million and $6.6 million for the nine months ended September 30, 2021, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of September 30, 2021 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2021 (remaining 3 months)	$2,689
2022	10,909
2023	11,456
2024	11,993
2025	12,216
2026 and thereafter	20,026
69,289
Less: imputed interest	(13,979)
Operating lease liabilities	$55,310

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

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first suit, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents. The complaint sought unspecified damages and injunctive relief. On September 28, 2021, the Court granted the Company’s motion for summary judgment, finding all three patents invalid.  CareDx and Stanford have filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In the second suit, filed by the Company in January 2020, the Company alleged infringement by CareDx of two of the Company’s patents, seeking unspecified damages and injunctive relief. The case is currently pending.

The Company has filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware, alleging, in complaints filed in January, April, and August of 2020, which cases were consolidated in September 2020, that certain ArcherDX DNA oncology products infringe five of the Company’s patents. In June 2020, ArcherDX filed a motion to dismiss aspects of the Company’s case, including to invalidate several of the Company’s asserted patents. That motion was denied in its entirety in October 2020. In January 2021, the Company filed a second amended complaint naming an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. as defendants. The Company is seeking unspecified monetary damages and injunctive relief. A jury trial is set for May 16, 2022.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Trial is set for December 13, 2021.

The Company filed suit against Progenity, Inc. (“Progenity”) in June 2020 in the United States District Court for the Western District of Texas and in the United States District Court for the Northern District of Texas, in each case alleging that Progenity’s NIPT test infringes six of the Company’s patents. The complaints sought treble damages and injunctive relief. In July 2020, Progenity filed suit against the Company in the United States District Court for the Southern District of California, seeking declaratory judgment of non-infringement of the Company’s asserted patents. Progenity also petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office for inter partes review of all of the Company’s asserted patents. The PTAB instituted review of three of the petitions and set trial for March 7, 2022, and denied institution of the other three petitions. On August 3, 2021, the parties entered into a settlement agreement to settle the matters described above.

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

In January 2021, the Company filed suit against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware. The complaint, amended by the Company in May 2021, alleges that various Inivata oncology products infringe two of the Company’s patents and seeks unspecified monetary damages and injunctive relief. In June 2021, Inivata filed a motion to dismiss the Company’s amended complaint.

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

Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in the Company’s Amended and Restated Certificate of Incorporation and its Amended and Restated Bylaws, the Company indemnifies its directors, executive officers, other officers, employees and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company has insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes any obligations under this indemnification would not be material, other than standard retention amounts for securities related claims. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

Third-Party Payer Reimbursement Audits

From time to time, the Company receives recoupment requests from third-party payers for alleged overpayments. The Company disagrees with the contentions of pending requests and/or has recorded an estimated reserve for the alleged overpayments.

Contractual Commitments

The following table sets forth the material contractual commitments as of September 30, 2021 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Material suppliers	$14,717	June 2026
Application service providers	30,331	March 2026
Earnouts for asset development with third party*	35,000	September 2023
Other material suppliers	10,581	Various
Total	$90,630

* The earnouts for asset development with the third party consists of three milestones which are upon the satisfaction of certain contractual conditions.

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

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company assessed the performance-based awards with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the performance-based awards as of September 30, 2021:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	201	300	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	81	(2)	Fair Market Value
Q3 2019	—	50	—	50	(1)	Monte-Carlo Simulation
Q1 2020	150	300	113	225	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	406	(3)	Fair Market Value
Q1 2020	129	—	129	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	21	(3)	Fair Market Value
Q3 2020	10	—	10	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	17	(3)	Fair Market Value
Q4 2020	—	32	—	6	(1)	Monte-Carlo Simulation
Q4 2020	—	22	—	2	(5)	Fair Market Value
Q1 2021	150	125	—	—	(1)	Monte-Carlo Simulation
Q1 2021	—	279	—	10	(3)	Fair Market Value
Q2 2021	163	—	—	—	(1)	Monte-Carlo Simulation
Q2 2021	29	—	—	—	(3)	Black-Scholes-Merton
Q2 2021	—	7	—	—	(3)	Fair Market Value

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

The Company has recognized $9.6 million and $39.5 million in stock-based compensation for performance-based awards for the three and nine months ended September 30, 2021, respectively. The Company has recognized $6.6 million and $11.8 million in stock-based compensation for performance-based awards for the three and nine months ended September 30, 2020, respectively.

   The Company estimated the fair value of performance-based awards with market conditions using a Monte-Carlo simulation model with the following inputs for the period ended September 30, 2021:

	September 30,
	2021
Risk-free interest rate	0.80%	—	1.42%
Expected dividend yield			0.00%
Expected volatility			60%
Expected term (years)	7.25	—	10.00

Employee Stock Purchase Plan

During the period ended September 30, 2021, there have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2020.  The Company has made 2,940,084 shares available for issuance under the Plan as of September 30, 2021, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2021 started on November 1, 2020 and ended on April 30, 2021, and 106,435 shares were purchased for proceeds of $6.1 million. The second offering period of 2021 began on May 1, 2021 and will end on October 31, 2021. As of September 30, 2021, no shares have been purchased in the second offering period.

Stock Options and Restricted Stock Units

The following table summarizes option activity for the nine months ended September 30, 2021:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(in years)
Balance at December 31, 2020	3,197	6,707	$11.19	6.04	$592,468
Additional shares authorized	3,446	—
Options granted	(391)	391	$104.02
Options exercised	—	(1,051)	$10.26
Options forfeited/cancelled	35	(35)	$13.78
RSUs granted	(1,528)	—
RSUs forfeited/cancelled	227	—
Balance at September 30, 2021	4,986	6,012	$17.37	5.63	$566,871
Exercisable at September 30, 2021		4,785	$9.99	4.98	$485,498
Vested and expected to vest at September 30, 2021		5,936	$17.00	5.60	$561,788

The following table summarizes RSU activity for the nine months ended September 30, 2021:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2020	4,188	$34.02
Granted	1,528	$104.48
Vested	(1,707)	$25.83
Cancelled/forfeited	(227)	$49.39
Balance at September 30, 2021	3,782	$64.78

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,
	2021			2020
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$1,262	$—	$1,262	$458	$—	$458
Research and development	6,242	410	6,652	3,081	17	3,098
Selling, general and administrative	18,478	67	18,544	11,404	72	11,476
Total	$25,982	$477	$26,459	$14,943	$89	$15,032

	Nine months ended September 30,
	2021			2020
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$3,246	$—	$3,246	$1,213	$—	$1,213
Research and development	16,168	974	17,142	7,394	459	7,853
Selling, general and administrative	64,231	178	64,409	25,183	157	25,340
Total	$83,645	$1,152	$84,797	$33,790	$616	$34,406

As of September 30, 2021, approximately $195.3 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.8 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three nine months ended September 30, 2021, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended September 30,				Nine months ended September 30,
	2021	2020			2021			2020
Expected term (years)	10.00	5.22	—	10.00	5.11	—	10.00	5.22	—	10.00
Expected volatility	56.31%	54.18%	—	61.96%	55.33%	—	63.30%	49.94%	—	61.96%
Expected dividend rate	0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	1.30%	0.31%	—	0.65%	0.81%	—	1.67%	0.31%	—	1.70%

As of September 30, 2021, total options outstanding include 32,053 shares of option awards that were granted to non-employees, of which 1,459 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line Obligations and terminate the Credit Line, in its discretion and without cause, at any time.

For the three months ended September 30, 2021 and 2020, the Company recorded interest expense on the Credit Line of $0.2 million for both periods. For the nine months ended September 30, 2021 and 2020, the Company recorded interest expense on the Credit Line of $0.5 million and $0.7 million, respectively. Interest payments on the Credit Line were made within the same periods. As of September 30, 2021, the total principal amount outstanding with accrued interest was $50.0 million.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of September 30, 2021 are summarized in the following table:

September 30,
2021

(in thousands)
Long-Term Debt
Outstanding Principal	$287,500
Unamortized debt discount and issuance cost	(7,415)
Net carrying amount	$280,085

The following table presents total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2021:

	Three months ended	Nine months ended
	September 30,	September 30,
	2021	2021
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$4,852
Non-cash interest expense
Amortization of debt discount and debt issuance cost	308	917
Total interest expense	$1,925	$5,769

11. Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense, immediate refund of alternative minimum tax (“AMT”) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, for qualified improvement property. As of September 30, 2021, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions and does not expect interest expense to be deductible due to current and historical losses.

During the three months ended September 30, 2021 and 2020, the Company recorded total income tax expense of approximately $272,000 and $25,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded total income tax expense of approximately $648,000 and $63,000, respectively. For the three and nine months ended September 30, 2021, the income tax expense is primarily attributable to state income tax and foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. There was no state income tax expense recorded for the three and nine months ended September 30, 2020. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of September 30, 2021. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

As described in Note 10, Debt, the Company accounted for the issuance of the Convertible Notes by separating the Convertible Notes into separate liability and equity components. The portion of the proceeds allocated to equity created a basis difference at issuance and resulted in a deferred tax liability.  The debt issuance costs attributable to the equity component are deductible for tax and represent a deferred tax asset as of the issuance date.  However, since the Company has a full valuation allowance, both the deferred tax liability related to the equity component and the deferred tax asset related to the debt issuance costs had no impact to income tax expense in the three and nine months ended September 30, 2021. The Company adopted ASU 2020-06 as of January 1, 2021 which recombined the liability and equity components of the Convertible Notes.  Recombining the debt and equity components of the Convertible Notes impacted the difference between the book and tax base of the Convertible Notes.  The deferred tax asset and deferred tax liability balances recorded in 2020 have been reversed as of January 1, 2021. Upon reversal of the deferred tax asset and liability the Company recognized an increase in the valuation allowance as of January 1, 2021.

The Company had $13.6 million and $11.5 million in unrecognized tax benefits as of September 30, 2021 and December 31, 2020, respectively. The reversal of the uncertain tax benefits would not affect the effective tax rate to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2021, there were no accrued interest and penalties related to uncertain tax positions.

As part of the IPR&D acquisition, the Company acquired $5.8 million of deferred tax assets which have been fully offset by a valuation allowance as it is not more likely that these assets will be realized as of September 30, 2021. Included in the deferred tax assets is $12.1 million of NOL carryforwards which begin to expire in 2031. Because the IPR&D was expensed immediately after acquisition, the Company treated this asset as IPR&D expense. For tax purposes the write-off of amounts assigned to IPR&D occurs prior to the measurement of deferred taxes. Therefore a deferred tax liability has not been recorded as of the acquisition date and the value of the IPR&D is expected to be treated as a permanent tax difference.

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

The Convertible Notes are convertible as of September 30, 2021. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the value of the Convertible Notes based on contractual settlement provisions would exceed its principal amount by $564.6 million as of September 30, 2021. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect.  As such, the 7.4 million shares underlying the conversion option of the Convertible

Notes will not have an impact on the Company’s diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table provides the basic and diluted net loss per share computations for the nine months ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss, basic and diluted	$(151,273)	$(58,323)	$(331,152)	$(153,331)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	92,558	80,908	89,130	79,430

Net loss per share, basic and diluted	$(1.63)	$(0.72)	$(3.72)	$(1.93)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2021 and 2020:

	September 30,
	2021	2020

	(in thousands)
Options to purchase common stock	6,012	7,265
Restricted stock units	3,782	3,901
Employee stock purchase plan	73	122
Convertible Notes	7,411	7,411
Estimated earnout shares for an asset acquisition	270	—
Total	17,548	18,699

13. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we deploy to change the management of disease worldwide. Our technology has been proven clinically and commercially in women’s health, in which we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. We are now translating our success in women’s health and applying our core technology in oncology, for which we are commercializing a personalized blood-based DNA test to detect molecular residual disease and help guide treatment decisions, as well as in organ health, with tests to assess the health of organ transplant patients. We seek to enable even wider adoption of our technology through Constellation, our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories.

We currently provide a comprehensive suite of women’s health products, as well as our offerings in oncology and organ health, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test (“NIPT”), as well as Horizon, our Carrier Screening (“HCS”) test. In addition to Panorama and Horizon, our women’s health product offerings include Spectrum Preimplantation Genetics, our Anora miscarriage test, and our Vistara single-gene NIPT. Our oncology product is our Signatera molecular residual disease test, which we commercialize as a test run in our CLIA laboratory and offer on a research use only (“RUO”) basis to research laboratories and pharmaceutical companies; and our primary organ health offering is our Prospera transplant assessment test.

We process tests in our laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) in Austin, Texas and San Carlos, California. A portion of our testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests, and research laboratories and pharmaceutical companies. We market and sell our prenatal, oncology, and organ health, screening tests both through our direct sales force and through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients, pharmaceutical companies and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers with whom we have in-network contracts. Such insurers reimburse us for NIPT procedures pursuant to our in-network contracts with them, based on positive coverage determinations, which means that the insurer has determined that NIPT in general is medically necessary for this category of patient. In the United States, the majority of insurance providers provide positive NIPT coverage.

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

The principal focus of our commercial operations is to offer our tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system, and the test sample is routed into the appropriate workflow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-based distribution model, as a result of which our tests accessioned would decrease but our tests processed would remain unchanged. During the nine months ended September 30, 2021, we processed 1,131,200 tests, comprised of approximately 1,089,200 tests accessioned in our laboratory, compared to approximately 731,500 tests processed, comprised of approximately 693,300 tests accessioned in our laboratory, during the nine months ended September 30, 2020. This increase in volume primarily represents continued commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2021 was 90%, an increase from 87% for the nine months ended September 30, 2020. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2021 was 5%, a decrease from 7% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the nine months ended September 30, 2021 was 5%, down from 6% for the nine months ended September 30, 2020, due primarily to the increase in US direct sales as a percentage of revenue.

For the nine months ended September 30, 2021, total revenues were $452.5 million, compared to $278.6 million in the nine months ended September 30, 2020. Revenues generated from testing accounted for $406.3 million, representing 90% of total revenues for the nine months ended September 30, 2021; compared to $260.7 million representing 94% of total revenues for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $24.7 million, representing approximately 5% of total revenues, for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, revenues from customers outside the United States were $17.6 million, representing approximately 6% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the nine months ended September 30, 2021 and 2020 were $331.2 million and $153.3 million, respectively. This included non-cash stock compensation expense of $84.8 million and $34.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $1.3 billion.

COVID-19 Impact

The COVID-19 pandemic has continued to present a global public health and economic challenge that has affected our business operations and the U.S. and other major economies and financial markets. We have modified our business practices in response to the spread of COVID-19 (including temporary closures of our offices, implementing remote work policies and practices, and other measures as we have deemed necessary or appropriate from time to time), and incur additional operating costs, and we may take further actions from time to time as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations and financial results will be impacted.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which continue to remain highly uncertain and cannot be predicted, including, but not limited to, the continued duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and whether, when and to what extent pre-pandemic economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of laboratory supplies and reagents or a suspension of services from other laboratories or third parties. We also increased our dependence on growing and maintaining a network of mobile phlebotomy specialists who can provide testing capabilities, as many consumers are unable to visit clinics, hospitals or other testing facilities as a result of the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business because of its global economic impact, including any recession that has occurred or may occur in the future.

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

In particular, while our test volumes in 2021 have increased compared to the previous year, and the average selling price of our tests in the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020, we cannot predict volatility of the volumes and selling prices of our tests that may result from the continued impact of the COVID-19 pandemic, and either or both of these metrics may fluctuate from period to period. Further, we cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on our business.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be revenue recognition, leases, inventory, fair value measurements, and stock-based compensation.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$150,651	$93,286	$57,365	61.5%
Licensing and other revenues	7,465	4,857	2,608	53.7
Total revenues	158,116	98,143	59,973	61.1
Cost and expenses
Cost of product revenues	76,838	46,873	29,965	63.9
Cost of licensing and other revenues	4,533	4,948	(415)	(8.4)
Research and development	98,457	26,421	72,036	272.6
Selling, general and administrative	128,485	75,678	52,807	69.8
Total cost and expenses	308,313	153,920	154,393	100.3
Loss from operations	(150,197)	(55,777)	(94,420)	169.3
Interest expense	(2,078)	(4,270)	2,192	(51.3)
Interest and other income, net	1,274	1,749	(475)	(27.2)
Loss before income taxes	(151,001)	(58,298)	(92,703)	159.0
Income tax expense	(272)	(25)	(247)	988.0
Net loss	$(151,273)	$(58,323)	$(92,950)	159.4%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees, and revenues from our Signatera research use only offering. Total revenues increased by $60.0 million, or 61.1%, when compared to the three months ended September 30, 2020.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended September 30, 2021, total reported units were approximately 373,100, comprised of approximately 360,700 tests reported in our laboratory. Comparatively, during the three months ended September 30, 2020, total reported units were approximately 238,600, comprising of approximately 226,700 tests reported in our laboratory.

Product Revenues

During the three months ended September 30, 2021, product revenues increased by $57.4 million, or 61.5% compared to the three months ended September 30, 2020, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues increased by $2.6 million, or 53.7%, during the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. The increase in revenue was primarily due to an increase in revenues recognized from our collaborative agreements.

Cost of Product Revenues

During the three months ended September 30, 2021, cost of product revenues increased compared to the three months ended September 30, 2020 by approximately $30.0 million, or 63.9%, due to a $10.0 million increase in third-party fees, higher costs related to inventory consumption of $2.8 million driven by an increase in accessioned tests, a $1.8 million increase in shipping related charges, and a $15.4 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended September 30, 2021, when compared to the three months ended September 30, 2020, decreased by $0.4 million, or 8.4%, due to a decrease in labor and overhead costs related to license and development support.

Research and Development

Research and development expenses during the three months ended September 30, 2021, increased by $72.0 million, or 272.6%, when compared to the three months ended September 30, 2020. The increase was driven by a $15.5 million increase in salary and related expenditures primarily due to headcount growth, which includes a $3.6 million increase in stock-based compensation expense, an increase of $8.4 million of consulting costs, a $7.9 million increase of costs related to clinical studies to support our new product offerings, a $35.6 million write-off of the acquired in-process research and development asset, $1.2 million of expenses related to acquisition-related milestones and a $3.4 million increase in facilities, office and other costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $52.8 million, or 69.8%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was attributable to an increase of $29.7 million in salary and related expenditures primarily due to headcount growth, which includes a $7.0 million increase in stock-based compensation expense, a $5.1 million increased in marketing expenses, a $4.1 million increase in travel related costs, a $8.1 million increase in consulting and legal fees, a $1.6 million increase in hardware and software licenses, and a $4.2 million increase from business insurance and other administrative costs.

Interest Expense

Interest expense decreased by $2.2 million, or 51.3%, in the three months ended September 30, 2021 compared to the same period in the prior year. The interest expense from the Convertible Notes issued in April 2020 was lower in the current period due to the adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) in January 2021.

Interest and Other Income

Interest and other income for the three months ended September 30, 2021 decreased $0.5 million compared to the same period in the prior year, primarily due to less interest income as a result of lower yields from our investments.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$406,265	$260,746	$145,519	55.8%
Licensing and other revenues	46,193	17,881	28,312	158.3
Total revenues	452,458	278,627	173,831	62.4
Cost and expenses
Cost of product revenues	211,387	131,124	80,263	61.2
Cost of licensing and other revenues	12,909	12,614	295	2.3
Research and development	192,397	67,651	124,746	184.4
Selling, general and administrative	364,273	209,547	154,726	73.8
Total cost and expenses	780,966	420,936	360,030	85.5
Loss from operations	(328,508)	(142,309)	(186,199)	130.8
Interest expense	(6,226)	(10,772)	4,546	(42.2)
Interest and other income, net	4,230	5,661	(1,431)	(25.3)
Loss on debt extinguishment	—	(5,848)	5,848	(100.0)
Loss before income taxes	(330,504)	(153,268)	(177,236)	115.6
Income tax expense	(648)	(63)	(585)	928.6
Net loss	$(331,152)	$(153,331)	$(177,821)	116.0%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees and revenues from our Signatera (RUO) offering. Total revenues increased by $173.8 million, or 62.4%, when compared to the nine months ended September 30, 2020.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the nine months ended September 30, 2021, total reported units were approximately 1,042,600, comprised of approximately 1,003,100 tests reported in our laboratory. Comparatively, during the nine months ended September 30, 2020, total reported units were approximately 680,100, comprised of approximately 644,300 tests reported in our laboratory.

Product Revenues

During the nine months ended September 30, 2021, product revenues increased by $145.5 million, or 55.8% compared to the nine months ended September 30, 2020, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues increased by $28.3 million, or 158.3%, during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 due to $28.6 million of revenue recognized from Qiagen which was previously recorded in deferred revenue and a $0.3 million decrease in revenues from our collaborative agreements.

Cost of Product Revenues

During the nine months ended September 30, 2021, cost of product revenues increased by $80.3 million, or 61.2% when compared to the nine months ended September 30, 2020, due to higher costs related to inventory consumption of $17.3 million, a $22.0 million increase in third-party fees, and a $5.3 million increase in shipping related charges due to volume, and a $35.7 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, increased by $0.3 million, or 2.3% primarily due to an increase in labor and overhead costs and third-party service fees related to increased volumes for Signatera RUO.

Research and Development

Research and development expenses during the nine months ended September 30, 2021 increased by $124.7 million, or 184.4%, when compared to the nine months ended September 30, 2020. The increase was driven by a $42.6 million increase in salary and related expenditures primarily due to headcount growth, which includes a $9.3 million increase in stock-based compensation expense, an increase of $19.1 million of consulting costs, a $17.3 million increase of costs related to clinical studies to support our new product offerings, a $35.6 million write-off of the acquired in-process research and development asset, $1.2 million of expenses related to acquisition-related milestones, a $5.7 million increase related to software licenses, and a $3.2 million increase in facilities and other costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $154.7 million, or 73.8%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was attributable to an increase of $107.6 million in salary and related expenditures primarily due to headcount growth, which includes a $39.0 million increase in stock-based compensation expense, a $12.2 million increase in marketing expenses, a $7.7 million increase in travel related costs, a $14.6 million increase in consulting and legal fees, a $4.2 million increase related to computer hardware and software licenses, and a $8.4 million increase from business insurance, bank fees, office supplies and other costs.

Interest Expense

Interest expense decreased by $4.5 million, or 42.2%, in the nine months ended September 30, 2021 compared to the same period in the prior year. The interest expense from the Convertible Notes issued in April 2020, was lower in the current period due to the adoption of ASU 2020-06. In addition, the 2017 Term Loan with Orbimed was extinguished in April 2020.

Interest and Other Income

Interest and other income decreased by $1.4 million, or 25.3%, in the nine months ended September 30, 2021, compared to the same period in the prior year, primarily due to less interest income as a result of lower yields from our investments.

Loss on Debt Extinguishment

The loss on debt extinguishment of $5.8 million was a result of the repayment of the outstanding principal and interest under the 2017 Term Loan with OrbiMed in the second quarter of 2020.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2021, we had a net loss of $331.2 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2021, we had an accumulated deficit of $1.3 billion. We had $95.3 million in cash and cash equivalents and restricted cash, $928.6 million in marketable securities, $50.0 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. We used a portion of the net proceeds from the offering of the Convertible Notes to repay our obligations under our 2017 Term Loan with OrbiMed.

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

On September 10, 2021, we entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development (“IPR&D”) in exchange for an equity consideration payment. The third party was a biotechnology company focused on oncology. The total acquisition consideration amounts to $35.6 million composed of the issuance of 276,346 shares of our common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset. Further, there are an estimated 269,547 of additional shares, consistent with the registration statement filed with the SEC on September 10, 2021, that are potentially issuable to legacy shareholders of this third-party upon the achievement of defined milestones which will be revalued at each reporting date. These milestones are assessed as probable as of September 30, 2021. As a result, this was accounted as contingent compensation expense recognized over the performance period at fair market value. We concluded the acquired IPR&D has no alternative-future use and accordingly expensed on the day of the transaction close as research and development expense which is reflected in our condensed consolidated statement of operations.

In April 2019, we completed an underwritten equity offering and sold 6,052,631 shares of common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of the underwriting discount. In October 2019, we completed another underwritten equity offering and sold 6,571,428 shares of our common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount. In September 2020, the Company completed an additional underwritten equity offering and sold 4,791,665 shares of our common stock at a price of $60.00 per share to the public. Before offering expenses of $16.5 million, we received proceeds of $271.0 million net of the underwriting discount. In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after November 4, 2021.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. As of September 30, 2021, the total principal amount outstanding with accrued interest was $50.0 million.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
(in thousands)
Cash used in operating activities	$(236,500)	$(109,210)
Cash used in investing activities	(284,697)	(232,295)
Cash provided by financing activities	567,673	489,053
Net increase in cash, cash equivalents and restricted cash	46,476	147,548
Cash, cash equivalents and restricted cash, beginning of period	48,855	61,981
Cash, cash equivalents and restricted cash, end of period	$95,331	$209,529

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2021 was $236.5 million. The net loss of $331.2 million includes $144.6 million in non-cash charges resulting from $8.3 million of depreciation and amortization, $35.6 million expense of in-process research and development, $5.7 million premium amortization and discount accretion on investment securities, $84.8 million of stock-based compensation expense, $8.1 million of non-cash lease expense, $0.9 million for amortization of debt discount and issuance cost, $0.7 million of inventory reserve adjustments, $0.4 million of provision for credit losses, and $0.1 million of other non-cash charges. Operating assets had cash outflows of $49.3 million resulting from $32.2 million in increases in accounts receivable, $8.7 million in increases in inventory, and $8.4 million in increases in prepaid expenses and other current assets. Operating liabilities resulted in cash outflows of $0.6 million resulting from a $40.6 million decrease in deferred revenue offset by a $34.8 million increase in other accrued liabilities, $5.0 million increase in accrued compensation, and a $0.2 million increase in accounts payable.

Cash used in operating activities during the nine months ended September 30, 2020 was $109.2 million. The net loss of $153.3 million includes $61.4 million in non-cash charges resulting from $6.2 million of depreciation and amortization, $3.4 million premium amortization and discount accretion on investment securities, $34.4 million of stock-based compensation expense, $5.8 million non-cash lease expense, $1.4 million provision for credit losses, and $5.8 million loss on debt extinguishment, $4.5 million for accretion of the convertible note, and $0.2 million of amortization of debt discount, these non-cash charges were offset by $0.2 million of inventory reserve adjustments, and $0.1 million of non-cash benefits. Operating assets had cash outflows of $32.9 million resulting from $17.9 million increases in accounts receivable, $7.8 million increases in inventory, and $7.3 million decreases in prepaid assets, offset by $0.1 million increases in other assets. Operating liabilities generated cash inflows of $15.6 million resulting from a $16.3 million increase in other accrued liabilities, a $6.4 million increase in accrued compensation, offset by a $5.5 million decrease in deferred revenue and a $1.6 million decrease in accounts payable.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 totaled $284.7 million, which was comprised of $674.4 million in purchasing of new investments, $32.0 million in acquisitions of property, plant and equipment, and $4.3 million in cash paid for the acquisition of an asset, offset by $77.6 million from proceeds from sale of investments and $348.4 million from proceeds of investments maturities.

Cash used in investing activities for the nine months ended September 30, 2020 totaled $232.3 million, which was comprised of purchasing new investments of $479.0 million and $12.1 million in acquisitions of property, plant and equipment, offset by $247.3 million from proceeds of investments maturities and $11.5 million proceeds from sale of investments.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 totaled $567.7 million which was comprised of $550.8 million net proceeds from our equity offering completed in the third quarter of 2021, $10.8 million of proceeds from the exercise of stock options and $6.1 million from issuance of common stock under the employee stock purchase plan.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.0 million gross debt outstanding on our Credit Line, including principal and accrued interest as of September 30, 2021. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $9.3 million annually in relation to amounts we would expect to earn, based on our short-term investments as of September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

On November 3, 2021, the Company’s Board of Directors amended and restated the Company’s Amended and Restated Bylaws (as amended and restated, the “Bylaws”), effective as of such date, to (i) update certain indemnification provisions provided therein to provide consistency and clarity as between the indemnification provisions in the Bylaws and the indemnification provisions in the indemnification agreements the Company has previously entered into with its directors and officers, and (ii) include a forum selection provision for the adjudication of certain disputes.

The Bylaws include the following amendments:

•Section 7.3 of Article VII (Indemnification) was amended to, among other things, provide that upon written request by a director or officer for indemnification, indemnification under Article VII (unless ordered by a court) shall be made by the Company upon a determination, if required by applicable law, that indemnification of the director or officer is proper in the circumstances because such person has met the applicable standard of conduct set forth in Section 7.1 or Section 7.2 of Article VII of the Bylaws.

•Article VIII was added to, among other things, provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

The foregoing description of the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of the Registrant, effective as of November 3, 2021.					X
10.1*	Seventh Amendment to Supply Agreement, dated October 7, 2021, by and between the Registrant and Illumina, Inc.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

*Portions of this exhibit (indicated by asterisks) have been omitted and are subject to confidential treatment.

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

NATERA, INC.

Date: November 4, 2021	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)