Form 10-K
period 2021-12-31
Natera, Inc.
filed 2022-02-25
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.33 billion based on the last reported sale price of $113.53 per share as reported on the Nasdaq Global Select Market on June 30, 2021, the last trading day of the most recently completed second fiscal quarter.

As of February 18, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 95,470,898.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2022. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Natera, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama, our non-invasive prenatal test, and Horizon, our carrier screening test;
●	our ability to increase demand for Panorama and Horizon;
●	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications, including our expectations that the results from our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use and reimbursement for the use of Panorama in average risk pregnancies and for microdeletions;
●	the extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize our oncology and organ health products;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;

●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and transplant rejection;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027 in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to fund our working capital requirements;
●	the factors that may impact our financial results;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	whether we will elect to exercise the option we have to acquire certain assets of a third party and, if exercised, whether that acquisition will be consummated and meet our expectations; and
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies and to successfully operate our business in response to changes in such requirements, programs and policies.

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

SUMMARY OF RISK FACTORS

The below is a summary of principal risks to our business and risks associated with ownership of our stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	the COVID-19 pandemic has materially impacted and could continue to materially impact our business, results of operations, financial condition and/or stock price;
●	if we are unable to increase demand for Panorama and Horizon, which together represent a significant majority of our revenues, obtain favorable coverage and reimbursement determinations from third-party payers, and expand geographically, our business will be harmed;
●	Panorama may not be adopted for broader use in average-risk pregnancies or for the screening of microdeletions, or third-party payer reimbursement may not be available for these applications;
●	if we are not successful in our efforts to develop additional revenue opportunities and expand our product offerings to include new tests, including in oncology and organ health, our business and prospects, as well as our stock price, will be adversely affected;
●	we have incurred net losses since our inception, and anticipate that we will continue to incur losses for the foreseeable future;
●	we have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results;
●	our quarterly results may fluctuate from period to period, which could adversely impact the value of our common stock;
●	competition in our industry is intense, and if we are unable to complete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability;

●	our estimates of the total addressable markets for our current and potential product offerings may turn out to be inaccurate, or the markets for our tests may not grow as we expect;
●	we may be unable to obtain, maintain or expand third-party payer coverage of, and reimbursement for, our tests;
●	if we are not successful in our research and development or clinical development activities, including clinical trials and publication of compelling data, our ability to commercialize our products, and therefore our competitive position, will be adversely impacted;
●	our strategic or commercial partnerships, such as our agreements with BGI Genomics Co., Ltd. and Foundation Medicine, Inc., may not be successful, and we may be unable to enter into additional partnerships in the future;
●	we operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights, and we may fail to adequately protect or enforce our intellectual property relating to our tests, or fail to defend against infringement claims brought against us by other parties;
●	we rely on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	we have experienced rapid growth, particularly in recent years, and may be unable to successfully scale our operations, which could harm our business and results of operations;
●	we may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and
●	third-party payers, such as commercial health insurers and government insurance programs, may decide not to reimburse our existing or future products, may set the amounts of any reimbursements at prices that do not allow us to cover our expenses or may otherwise adopt policies and procedures that restrict or harm our business.

As used in this Annual Report on Form 10-K, the terms “Natera,” “Registrant,” “Company,” “we,” “us,” and “our” mean Natera, Inc. and its subsidiaries unless the context indicates otherwise.

PART I

Item 1.BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we are applying to change the management of disease worldwide. Our cell-free DNA, or cfDNA, technology combines our novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with our statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. Our initial focus was in the women’s health space, in which we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. Our technology is now also being proven in the oncology market, in which we are commercializing, among others, a personalized blood-based DNA test to detect molecular residual disease and monitor disease recurrence, as well as in the organ health market, with tests to assess organ transplant rejection. Since 2009, we have launched a comprehensive suite of products to improve patient care outcomes in women’s health, oncology and organ health. We intend to continue to expand our product portfolio and launch new products in the future. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories.

We launched Panorama, our non-invasive prenatal test, or NIPT, in 2013 and have since gone from being the fourth company to enter the NIPT market to being the market leader by volume in the United States. We launched our Horizon carrier screening test in 2012. Panorama and Horizon together represent the significant majority of our revenues. Our revenues were $625.5 million in 2021 compared to $391.0 million in 2020 and $302.3 million in 2019. Our product revenues, which are primarily generated from testing in women’s health, were $567.1 million, $367.2 million, and $269.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. Our net losses increased to $471.7 million in 2021, from $229.7 million in 2020 and $124.8 million in 2019.

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

We believe our approach represents a fundamental advance in molecular biology. In women’s health, this approach is distinct from the approach employed with other commercially available NIPTs, which use first-generation “quantitative”, or counting, methods to compare the relative number of sequence reads from a chromosome of interest to a reference chromosome. Based on data published in the journals Obstetrics & Gynecology, American Journal of Obstetrics & Gynecology, Prenatal Diagnosis, and others, we believe Panorama is the most accurate NIPT commercially available in the United States. In oncology, with our Signatera circulating tumor DNA, or ctDNA, test that is custom designed for, informed by and specific to, the tumor DNA for each patient, we have demonstrated the ability to detect ctDNA with a high degree of sensitivity and specificity. In organ health, we have demonstrated the ability of our technology to measure the fraction of cell-free DNA that is donor-derived, or dd-cfDNA, which is DNA that is shed from a transplanted organ into circulation. We have expanded our test capabilities beyond kidney and into heart as well as lung, each demonstrating a high area under the curve, or AUC, in validation studies.

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

Panorama

Panorama helps physicians assess the risk of fetal genetic abnormalities by non-invasively screening for fetal chromosomal abnormalities, including Down syndrome, Edwards syndrome, Patau syndrome, Turner syndrome and triploidy, which often result in intellectual disability, severe organ abnormalities and miscarriage. Panorama can also identify fetal sex for single birth pregnancies as well as of each fetus in twin pregnancies. Panorama demonstrates the capabilities of our technology by employing our fundamentally unique approach of simultaneously measuring thousands of SNPs in a single test reaction to identify genetic variations in fetal DNA with a high degree of specificity and sensitivity, which we believe can give patients and their physicians a greater degree of comfort in choosing to forego unnecessary invasive procedures, limiting the resulting risk of spontaneous miscarriage associated with invasive procedures and lowering the total cost to the healthcare system of these procedures. Furthermore, with recent technological advances validated in our SNP-based Microdeletions and Aneuploidy RegisTry (SMART) study described below, Panorama leverages artificial intelligence to enable highly accurate results on samples for which a result would otherwise be difficult to determine. Panorama screens for common genetic conditions that affect both high-risk pregnancies, where maternal age is over 35 and which we estimate represent approximately 800,000 of the approximately 4.4 million pregnancies in the United States, and average-risk pregnancies, which we estimate represent approximately 3.6 million pregnancies in the United States.

Panorama is performed on a maternal blood sample and can be performed as early as nine weeks into a pregnancy, which is significantly earlier than traditional methods, such as serum protein measurement whereby doctors measure the presence and amount of certain hormones in the blood. Panorama starts with a simple blood draw from the mother, either in a doctor’s office, in a laboratory or through a phlebotomist that travels to the patient, and the sample is sent to one of our CLIA-certified and CAP-accredited laboratories for processing. After Panorama generates its result, we provide the doctor or the laboratory with a report showing whether there is a high risk or low risk that abnormalities are present in the fetus.

The analytic and clinical validity of our technology demonstrated in NIPT has been described in more peer-reviewed publications covering more patients than our competitors. Based on data published in Prenatal Diagnosis, Fetal Diagnosis and Therapy, Obstetrics & Gynecology, and the American Journal of Obstetrics and Gynecology, Panorama demonstrated greater than 99% overall sensitivity for aneuploidies on chromosomes 13 and 21 and triploidy and 98.2% sensitivity on chromosome 18, and specificity of greater than 99% for each disorder tested – which we believe makes it overall the most accurate NIPT commercially available in the United States. A paper published in Obstetrics & Gynecology reported that Panorama had a statistically significant lower false positive rate than other NIPT methods practiced by our U.S. competitors. Based on data published in Obstetrics & Gynecology, Prenatal Diagnosis, and American Journal of Obstetrics & Gynecology, we have also demonstrated the ability to identify fetal sex more accurately than competing NIPTs. This is partially a result of Panorama's unique ability to detect a vanishing twin, which is a known driver of fetal sex errors with quantitative methods used by our competitors. The American Journal of Obstetrics & Gynecology noted that the ability of Panorama to identify additional fetal haplotypes is expected to result in fewer false positive calls and prevent incorrect fetal sex calls. A study reporting on the use of Panorama in over 30,000 women, published in the American Journal of Obstetrics & Gynecology, supported the use of NIPT as a first-line screening test for aneuploidy.

Our Panorama microdeletions panel screens for five of the most common genetic diseases caused by microdeletions – 22q11.2 deletion syndrome (DiGeorge syndrome), 1p36 deletion, Angelman syndrome, Cri-du-chat syndrome and Prader-Willi syndrome. 22q11.2 deletion syndrome can also be screened as an individual add-on without the other four microdeletions on the panel. Microdeletions are missing sub-chromosomal pieces of DNA, and can have serious health implications depending on the location of the deletion. Unlike Down syndrome, where the risk increases with maternal age, the risk of these five microdeletions is independent of maternal age. Based on data published in Prenatal Diagnosis and American Journal of Obstetrics & Gynecology, the combined prevalence of these targeted microdeletions is approximately one in 1,000 pregnancies, which collectively makes them more common than Down syndrome for women younger than approximately 28 years of age. Diseases caused by microdeletions are often not detected via common screening techniques such as ultrasound or hormone-based screening, yet the presence of a microdeletion can critically impact postnatal treatment. For example, when learning prior to birth that a newborn has 22q11.2 deletion syndrome, doctors will know to monitor the infant and administer calcium if needed to avoid seizures and permanent cognitive impairment, and will know to avoid administering routine vaccinations due to the immunodeficiency frequently associated with this condition.

Panorama has demonstrated best-in-class performance in screening for microdeletions, achieving sensitivity of over 93% for all five of the microdeletions screened. In particular, the most common microdeletion – 22q11.2 deletion syndrome – was a focus of our SMART observational study, which evaluated the performance of SNP-based NIPT for 22q11.2 deletion syndrome by tracking birth outcomes in the general population among over 18,000 women who presented clinically and elected Panorama microdeletions and aneuploidy screening as part of their routine care. The 22q11.2 deletion syndrome results from the SMART study, published in American Journal of Obstetrics and Gynecology in January 2022, demonstrated sensitivity of 83%, clinical PPV of approximately 53%, and a false positive rate of 0.05% for 22q11.2 deletion syndrome using our updated artificial intelligence algorithm.

Panorama is also the only commercially available NIPT for twin pregnancies that can distinguish between each twin’s DNA, and therefore can determine zygosity, or whether the twins are identical or fraternal, and the fetal sex of each twin. Determining zygosity early in a pregnancy can help guide the management of a pregnancy, as certain monozygotic, or identical twin, pregnancies are at higher risk for various complications such as twin-twin transfusion syndrome, where there is an unequal sharing of blood, and therefore unequal growth, between the twins. Panorama screens twin pregnancies for Down, Edwards and Patau syndromes and, for identical twins, Turner syndrome and 22q11.2 deletion syndrome, among others. In validation studies, Panorama identified identical twins with over 99% sensitivity and specificity and achieved a combined sensitivity of over 99% and specificity of over 99% for Down, Edwards and Patau syndromes in twin pregnancies.

Panorama’s commercial performance has been consistent with our initial validation data. Data published in the Journal of Clinical Medicine on over one million commercial cases of Panorama that were screened for Down, Edwards, Patau and Turner syndromes demonstrated an overall PPV of 90% for all of these conditions combined. We believe Panorama’s performance in commercial practice represents a significant improvement over first-generation NIPTs that rely on quantitative methods. Because Panorama does not require a reference chromosome, it is uniquely able to detect triploidy as well as full molar pregnancies. Panorama’s ability to differentiate between maternal and fetal DNA also allows Panorama to identify the presence of a vanishing twin, as well as maternal abnormalities, which have been shown in multiple studies to lead to false positives when using quantitative methods, particularly in the sex chromosomes where maternal abnormalities are common.

Panorama has demonstrated substantial commercial success to date. We believe our test performance – including our continuous research, development and innovation to improve performance and efficiency – has allowed us to command a price premium compared to low-cost NIPTs while continuing to maintain growth in volume and revenue from Panorama.

Horizon

Horizon helps individuals and couples determine if they are carriers of genetic variations that cause certain genetic conditions. Depending on the condition, if one or both parents are carriers, it could result in a child affected with the condition. Many people do not know they are a carrier for an inherited genetic condition until they have an affected child. These conditions are often rare and usually there is no family history, and although certain condition are more common in certain ethnic groups, ethnicity may not be a reliable predictor of carrier status, as patients are increasingly of mixed or uncertain ethnicities. The industry’s approach to carrier screening has accordingly evolved over time, from screening targeting specific ethnicities with a higher incidence of screened conditions, to pan-ethnic screening for certain conditions based on incidence and clinical utility, and most recently to expanded screening for many conditions simultaneously.

Horizon was created based on recommended screening guidelines from ACOG, ACMG, and the Victor Center for the Prevention of Jewish Genetic Diseases. Horizon screens for more than 200 inherited conditions, including Cystic Fibrosis, Duchenne Muscular Dystrophy, or DMD, Spinal Muscular Atrophy, Fragile X Syndrome and other conditions. The sample required for Horizon can be obtained simultaneously with the sample required for Panorama, which makes it easier for us to offer, and for patients to take, both tests. Horizon employs various methodologies to analyze the DNA from the individual’s blood or saliva sample to determine if the individual is a carrier for the genetic conditions being screened. These methodologies include next generation sequencing to detect single nucleotide variants, insertions and deletions, and copy number changes, and PCR fragment analysis to detect certain genetic variants.

Other women’s health products

While Panorama and Horizon represent the significant majority of our women’s health revenues, we offer a portfolio of tests addressing reproductive and women’s health. Our Vistara single-gene NIPT screens for 25 single-gene disorders that cause severe skeletal, cardiac and neurological conditions which affect quality of life, are often associated with cognitive disabilities and could benefit from medical and/or surgical intervention. The conditions screened by Vistara have a combined incidence of approximately 1 in 600, which is higher than that of Down syndrome as well as Cystic Fibrosis; however, these conditions may otherwise go undetected until after birth or into childhood as traditional NIPTs do not screen for these conditions, prenatal ultrasound findings are not a reliable indicator, and family history is not a good indicator of risk for these conditions, which are commonly caused by new, and not inherited, mutations. Screening for these conditions early in a pregnancy can facilitate early diagnosis, enable patients to be referred to MFMs and other specialists for targeted evaluations, to guide labor and delivery management, and to allow families to mobilize resources, ask questions and anticipate future needs. We have received a CE Mark for Vistara from the European Commission. In validation studies, Vistara demonstrated a combined analytical sensitivity and analytical specificity of greater than 99%.

Spectrum comprises our preimplantation genetic tests for couples undergoing IVF. Spectrum can improve the chance of a successful pregnancy while reducing the chance of miscarriage or of having a child with a chromosomal condition, by helping to identify the healthiest embryos during an IVF cycle. Spectrum PGT-A evaluates the number of chromosomes in embryos to detect extra or missing pieces of chromosomes prior to transfer of embryos created through

IVF procedures, which have a high rate of non-viable chromosomal abnormalities, known as aneuploidy. Couples that are at risk of having a child with an inherited genetic condition as a result of being carriers for that condition can also test for single gene conditions (PGT-M), which predicts which embryos are affected with specific genetic conditions; and PGT-SR can be used to test for inherited translocations or inversions, or extra or missing chromosome pieces. This allows IVF physicians to select and transfer chromosomally normal embryos. In particular, aneuploidy is common in human embryos—particularly as women age—and is the primary cause of failed IVF. PGT-A has been shown to improve IVF outcomes for all women, regardless of maternal age. In a study published in April 2018, a retrospective analysis of pregnancy outcomes demonstrated that use of Spectrum during IVF led to increased rates of implantation, clinical pregnancy, and live births. The study findings also demonstrated that use of PGT-A can increase the use of single embryo transfer, which can reduce the risks of multiple pregnancies. Spectrum incorporates our proprietary technology to confirm parentage, determine the parental origin of the chromosomal abnormality, and further screen for uniparental disomy, in which two copies of a chromosome come from the same parent.

Anora, our products of conception, or POC, test, analyzes miscarriage tissue from women who have experienced one or more pregnancy losses to determine whether there was an underlying chromosomal reason for the loss. Anora can detect trisomy, triploidy, extra or missing chromosome pieces, and uniparental disomy. The Anora test is helpful to obstetricians, gynecologists and IVF physicians in supporting their patients’ reproductive goals. Anora can help couples understand the likelihood of another miscarriage, their future reproductive options, and whether there are any steps that could help them avoid a miscarriage in future pregnancies.

Empower, our hereditary cancer screening test, screens for certain genes associated with increased risk for common hereditary cancers, such as breast, ovarian, endometrial, and colorectal cancers. Information from the test can lead to earlier detection of cancer, identify cancer risk-reducing strategies, inform surgical and therapeutic decisions following a cancer diagnosis, and provide an opportunity to notify family members who may be at similar risk for hereditary cancer.

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

Oncology

In oncology, we have been initially focused on detecting molecular residual disease, which we refer to as MRD, and recurrence monitoring in solid tumors, where we have generated data in over a dozen different cancer types and have published data in, among others, lung, bladder, colorectal and breast cancer, as well as multiple myeloma and other tumor types. Molecular residual disease is the presence of small traces of cancer in the blood, such as ctDNA or microscopic pieces of tumor DNA that are often undetectable with standard imaging techniques. If left untreated, residual cancer cells can multiply and cause recurrence. MRD testing and molecular monitoring offers the potential for physicians to change or escalate treatment in patients who are MRD-positive, and to de-escalate or avoid unnecessary treatment in patients who are MRD-negative. It also holds potential as a surrogate endpoint in clinical trials. Based on our internal estimates, we believe that the total addressable market in the United States for recurrence and treatment monitoring for solid tumor cancers is over $15 billion.

Signatera

Signatera is our personalized ctDNA blood test for MRD assessment and surveillance of disease recurrence in patients previously diagnosed with cancer. Each patient receives a custom assay that tracks the presence of 16 tumor-specific clonal mutations that are selected based on the unique mutational signature found in that patient’s tumor tissue, which is intended to maximize accuracy for detecting the presence or absence of residual disease in a blood sample, even at variant allele frequency, or VAF, of mutations as low as 0.01% in the blood. We believe this approach is optimal in the MRD setting, in which it is common for tumor DNA to be present only at low frequencies immediately after treatment. Unlike static liquid biopsy panels, which screen for a generic set of mutations independent of an individual’s tumor,

Signatera is not intended to match patients with any particular therapy. Rather, it is intended to detect and assess how much cancer is left in the body, detect recurrence earlier, and help optimize treatment decisions. Signatera can detect residual disease earlier than clinical or radiological recurrence in patients with solid tumors who have received treatment.

We launched Signatera in 2017 for research use only to cancer researchers and biopharmaceutical companies. Signatera was commercially launched in 2019 for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory. We have received a final Medicare local coverage determination for the use of Signatera in patients with certain forms of colorectal cancer. We have also received a final Medicare local coverage determination for the use of Signatera in immunotherapy response monitoring for all tumor types in any patient for whom immunotherapy is indicated; this local coverage determination also creates a pathway for coverage of the use of Signatera in additional solid tumor types and indications, where it is clinically validated with peer-reviewed evidence and where the clinical utility is established. Signatera has been granted three Breakthrough Device Designations by the FDA – for use in the post-surgical detection and quantification of ctDNA in patients previously diagnosed with certain types of cancer and in combination with certain drugs, and for use as a companion diagnostic to two cancer therapies.

Signatera has been shown in various clinical studies to identify MRD significantly earlier than standard diagnostic tools, and that Signatera test status is a significant indicator of long-term patient outcomes after surgery and treatment, relative to other clinical and pathological factors. Furthermore, a study published in Clinical Cancer Research demonstrated the ability of Signatera to assess the rate of change in quantity over time, or velocity, of ctDNA in early-stage colorectal cancer patients, providing additional information that may be used to predict patient survival and outcomes, further stratify MRD-positive patients, and inform disease management.

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

We have also completed multiple studies in breast cancer. In our study with Cancer Research UK-funded researchers at Imperial College London and the University of Leicester, U.K. published in Clinical Cancer Research, which included patients with all three of the key breast cancer subtypes (ER+, HER2+, and Triple Negative), Signatera detected molecular residual disease with a lead time of up to two years prior to clinical or radiological detection, and overall detected clinical relapse with a sensitivity of 89% at time of relapse. The Investigation of Serial Studies to Predict Your Therapeutic Response with Imaging and Molecular Analysis 2 (I-SPY 2) trial with the University of California, San Francisco and QuantumLeap Healthcare Collaborative, launched in 2010, was a multi-center study evaluating the safety and efficacy of investigational therapies combined with early treatment in women with newly diagnosed, locally advanced breast cancer. The results of this trial demonstrated that the change of measurable ctDNA from positive to negative during neoadjuvant treatment predicted therapeutic response, while failure to clear ctDNA after neoadjuvant treatment correlated with poor clinical outcomes. ctDNA levels were also associated with disease burden as determined by imaging.

We are currently conducting research across multiple cancer types in collaboration with various cancer centers and pharmaceutical companies. For example, Signatera was selected as the MRD test to be used in the Japan arm of the CIRCULATE-IDEA trial to evaluate ctDNA-guided treatment strategies for patients with Stage II-III colon cancer. We presented data on the first 1,040 patients from this study confirming prior data on the prognostic value of Signatera as an indicator of patient outcomes, as well as prognostic data indicating that Signatera may be predictive of treatment benefit and efficacy. We believe that these results may lead to the adoption of MRD testing into current medical practice as well as reimbursement of MRD testing in Japan. Signatera has also been selected to be used in the U.S. arm of CIRCULATE-IDEA, also to evaluate ctDNA-guided treatment strategies for patients with Stages II and III colon cancer after resection. In addition, we are enrolling patients for BESPOKE CRC, a nationwide, multi-center, 1,000-patient registry study for patients diagnosed with Stage II-III colorectal cancer. The objective of the BESPOKE CRC study is to assess the impact of Signatera test results on changes in treatment decisions and clinical outcomes.

Altera

We have also expanded our efforts in oncology into therapy selection, which based on our internal estimates represents an approximate $6 billion market opportunity. We have launched Altera, our tissue based comprehensive genomic profiling test that provides insight into genomic alterations and biomarkers found in a patient’s tumor, supporting treatment decisions and therapy selection by prioritizing potentially beneficial therapies based on the patient’s tumor biomarkers and cancer type. Altera can be ordered as a stand-alone test, as well as in conjunction with our Signatera MRD test to combine therapy selection with ongoing monitoring.

Empower

We plan to begin selling Empower, our hereditary cancer test, to oncologists through our oncology sales channel. Because Empower screens for genetic mutations in genes that are associated with increased risk of certain hereditary cancers, information from the test can help determine if a patient who has been diagnosed with such a cancer is a carrier of a mutation associated with their cancer. This can inform surgical and therapeutic decisions, as well as provide an opportunity to notify family members who may be at similar risk for hereditary cancer.

Organ Health

We began commercializing our first offering in organ health in 2020, with the launch of our Prospera Kidney test to assess active rejection in patients who have undergone kidney transplantation by measuring the fraction of dd-cfDNA in the recipient’s blood, which can spike relative to background cfDNA when the transplanted organ is injured due to immune rejection. In 2021 we launched our Prospera Heart and Prospera Lung tests, which use the same core technology to assess heart and lung transplants, respectively, as well as product enhancements to address various needs. The current tools for assessing organ transplant rejection are either invasive (biopsies) or inaccurate (serum creatinine for kidney transplants), resulting in an unmet need for better diagnostic tools to monitor for allograft rejection and improve patient management and outcomes. Many patients are still subjected to unnecessary biopsies, while other patients remain undiagnosed in the case of subclinical rejection, which can increase the risk of graft failure. Our Prospera test is designed for use by physicians to help rule in or rule out active rejection when evaluating the need for diagnostic testing or the results of an invasive biopsy, and thereby potentially lowering the overall costs associated with transplant care and improving graft survival. We received a final Medicare local coverage determination for Prospera Kidney in December 2019, covering all kidney transplant recipients, including those with multiple kidney transplants. Based on our internal estimates, we believe the total addressable market in the United States for tests such as ours that assess kidney, heart and lung transplant rejection is over $2.75 billion.

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

In an analytical validation study published in the February 2019 issue of Transplantation, our assay demonstrated superior precision, up to 5 times better than the competing dd-cfDNA assay. Precision is a measure of the test’s ability to produce the same result when a single sample is tested repeatedly. This study also included donor-recipient pairs that were related, such as parents or siblings, as well as those that were not related. This is significant because an estimated 52% of live kidney donations are from a biological relative of the patient, but it is technically challenging to differentiate between DNA patterns of close relatives. We were able to achieve a high degree of accuracy in these challenging cases by leveraging our experience with SNP-based methods in the reproductive health setting. Furthermore, we recently launched an update to Prospera Kidney to further improve test performance by reporting, in addition to the fraction of dd-cfDNA, the quantity of dd-cfDNA and total cfDNA; in a study published in the Journal of the American Society of Nephrology of 41 kidney transplant patients, incorporating these additional two metrics improved the sensitivity of the Prospera test from detecting 7/9 cases of active rejection to detecting 9/9 cases.

We are currently enrolling participants for several studies. Among others, our ProActive registry study, one of the industry’s largest known prospective studies to date incorporating dd-cfDNA testing into medical management of organ transplant recipients, is expected to enroll 3,000 kidney transplant patients from the time of surgery, and will measure changes in biopsy usage and clinical outcomes based on physician-directed use of the Prospera test to rule in or rule out active rejection. We have also been selected to participate in a global, prospective multicenter study in collaboration with Molecular Microscope Diagnostic System, in which 1,000 patients will be evaluated on the basis of clinical information, cfDNA measures, biopsies, molecular microscope, evaluations, and donor-specific antibodies to assess the potential benefits of integrated data analysis in managing kidney transplantation. We are also enrolling participants in a study to determine the utility of Prospera in multiple organ transplant patients by evaluating 400 kidney-liver, kidney-pancreas and kidney-heart patients.

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

We have received CE Marks from the European Commission for our Constellation software and for the key reagents that our laboratory licensees use to run their NIPT test prior to accessing our Constellation software. These CE Marks enable us to offer Constellation in the European Union and other countries that accept a CE Mark. We are pursuing other regulatory approvals, as needed, to allow the international roll out of Constellation in regions that do not accept a CE Mark.

Commercial Capabilities

We have established a broad distribution channel, comprising our direct sales efforts and, for our women’s health and Signatera products, a worldwide network of over 100 laboratory and distribution partners. Our own direct sales force and managed care teams anchor our commercial engagement with physicians, laboratory partners, and payers, and sell directly to MFMs, OB/GYNs, physicians or physician practices, IVF centers, transplant centers, or integrated health systems.

Where possible, we aim to maximize sales opportunities by educating the physician practices on the benefits of combining complementary tests from our portfolio of products. For example, in women’s health, Panorama NIPT, our

Panorama microdeletions panel, Vistara single-gene NIPT, and Horizon together can provide valuable information for pregnant women who have not had a carrier screen at the time they are ready to have an NIPT performed; these tests can all be run using one blood draw from the mother and can be ordered on one requisition form and with one shipment of the patient’s samples by the physician. Also, because of the importance and demand for screening for 22q11.2 deletion syndrome, we have made that feature available as part of our basic Panorama panel, or as part of a broader microdeletions panel. In the year ended December 31, 2021, approximately three-quarters of customers who ordered the basic Panorama panel directly from us also ordered screening for 22q11.2 deletion syndrome or the full microdeletions panel, and approximately one-third of customers who ordered Panorama directly from us also ordered Horizon carrier screening.

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

Our partners’ capabilities augment our direct sales capabilities, and where we have identified laboratory or distribution partners who share our focus on premium quality and service, we also contract with them to distribute our tests. In NIPT, we have partnered with leading academic and commercial laboratories and hospital systems in the United States to capitalize on their relationships with MFMs and OB/GYNs, large distribution capabilities, and commercial infrastructure. These distribution partners also frequently have in-network contracts with key third-party payers. As of December 31, 2021, we had in-network contracts with insurance providers that accounted for over 230 million covered lives in the United States. We continue our efforts to increase the number of our in-network contracts with payers. Our target market for NIPT is a much smaller subset of these covered lives, because it excludes men, children and post-menopausal women who would not be users of the majority of our products. Outside of the United States, where our products are sold in over 80 countries, we currently sell predominantly through partner laboratories.

Enhanced User Experience

NateraCore is our suite of resources designed to enhance the patient and provider experience. Through this platform, we provide patient and provider educational materials, information about insurance coverage and test costs, test and phlebotomy, or blood draw, ordering capabilities, test results reporting, and next steps, in each case as applicable to a particular patient or test. These resources make available a completely remote testing option for patients, fulfilled through our online tools combined with a nationwide mobile phlebotomy network whereby a patient can request and schedule a phlebotomist visit at the patient’s home or office. This capability has proven to be especially important during the COVID-19 pandemic, enabling continuity of care for all patients and particularly for those who may be immunocompromised or immune-suppressed.

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

We have a team of board-certified genetic counselors to support patients with pre- and post-test genetic information sessions, and physicians should they have any questions or require any support in interpreting the results.

In addition to our mobile phlebotomy service, we have a network of over 2,000 phlebotomy centers across the United States.

Key Relationships

Illumina

We are party to a supply agreement with Illumina, Inc., or Illumina, for the supply of Illumina genetic sequencing instruments and reagents for NIPT, oncology and transplant diagnostic testing. For oncology, we also received rights to develop and sell in vitro diagnostic kits and services worldwide, in exchange for which we agreed to make certain milestone and royalty payments to Illumina. During the term of the supply agreement, which expires in August 2033, Illumina has agreed to supply us with sequencers, reagents and other consumables for use with the Illumina sequencers, and we must provide a forecast, on a monthly basis, detailing our needs for certain of the Illumina products. The first four calendar months of each forecast are binding and the fourth month can vary by only up to 25% more or less than what was forecasted for that month in the prior month's forecast. In addition, during each calendar quarter, we must spend a minimum amount on reagents under this agreement. We and Illumina have agreed on prices for the sequencers and reagents, for which we are entitled to certain discounts based on total spend and other factors. Illumina has the right to adjust these prices under certain conditions. Illumina may not increase pricing for products currently supplied to us as of October 2021, or new versions of such products, subject to certain exceptions, and excluding new versions of products that result in material improvements in performance and capability. The agreement states Illumina will provide volume-based pricing that is no less favorable pricing than volume-based pricing offered by Illumina to other similarly situated customers or to GRAIL, LLC, an Illumina affiliate. In addition, we must pay a fee to Illumina for each clinical NIPT test that we perform using Illumina reagents. Illumina is currently the sole supplier of our sequencers and related reagents for many of our tests, along with certain hardware and software. Illumina is prohibited under the supply agreement from discontinuing products that we continue to purchase from Illumina, subject to certain exceptions. We are not bound to use exclusively Illumina's sequencing instruments and reagents for conducting our sequencing, but if we use other sequencing instruments and reagents for more than specified percentages of our total NIPT clinical volume, we may no longer be entitled to volume-based discounts from Illumina.

Illumina may terminate the agreement upon the following circumstances: if we materially breach the agreement and fail to cure such breach within 60 days after receiving written notice of such breach, and only after complying with additional notice provisions; if we become the subject of certain bankruptcy or insolvency proceedings; or in connection with certain changes of control of Natera. Illumina also has the right to terminate: (a) certain rights under the agreement upon two years’ prior notice; and (b) our rights with respect to IVDs if we have not obtained a premarket approval for at least one IVD from the United States Food and Drug Administration by June 8, 2026, unless we are diligently pursuing approval of an active PMA application at such time. We may terminate the agreement: if Illumina materially breaches the agreement and fails to cure such breach within 60 days after receiving written notice of such breach, and only after complying with additional notice provisions; if Illumina becomes the subject of certain bankruptcy or insolvency proceedings; in connection with certain supply failures by Illumina; or for convenience with a specified period of advance written notice. The agreement also contains use limitations, representations and warranties, indemnification, limitations of liability and other provisions.

Competition

The markets in which we operate are characterized by innovation and rapid change, and we primarily face competition from various companies that develop and commercialize molecular diagnostic tests in women’s health, oncology, and organ transplant rejection.

Our competitors in the NIPT space include Sequenom, Inc., or Sequenom, which was acquired by Laboratory Corporation of America Holdings, or LabCorp; Illumina, through its subsidiary Verinata; Myriad Genetics, Inc., which acquired Counsyl, Inc.; Invitae Corp.; Quest Diagnostics Incorporated, or Quest; Premaitha Health PLC; BGI; Bio-Reference, a business unit of OPKO Health, Inc. and which acquired Ariosa, Inc.; NxGen; BillionToOne Inc.; PerkinElmer Inc.; and Mount Sinai Genomics, Inc. d/b/a Sema4. We also compete against companies providing carrier screening tests such as LabCorp; Myriad Genetics, Inc.; Sema4; Invitae Corp.; BillionToOne Inc.; Quest; NxGen; GeneDx, Inc., a subsidiary of Bio-Reference; and GenPath Diagnostics, a business unit of Bio-Reference. Each of these companies offers comprehensive carrier screening panels.

In the field of ctDNA-based MRD assessment and recurrence surveillance, we compete with various companies that offer or seek to offer competing solutions, such as Roche Diagnostics, Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc., which has entered into an agreement to be acquired by Labcorp, one of our primary competitors in both NIPT and carrier screening, Exact Sciences Corp., Inivata, Inc., which has been acquired by NeoGenomics, Inc., and ArcherDX, Inc., which has been acquired by Invitae Corp., one of our primary competitors in both NIPT and carrier screening.

In organ health, our competitors include CareDx, Inc. and Eurofins Viracor, Inc.

We expect additional competition as other established and emerging companies enter these markets, including through business combinations, and as new tests and technologies are introduced. These competitors could have greater technological, financial, reputational and market access resources than us.

We believe the principal competitive factors in our molecular diagnostic testing markets include the following:

●	test performance, as demonstrated in clinical and analytical studies and clinical trials as well as in commercial experience;

●	comprehensiveness of coverage and ease of use, including user experience for both patients and providers;

●	value of product offerings, including pricing and impact on other healthcare spending;

●	scope and extent of reimbursement and payer coverage;

●	effectiveness of sales and marketing efforts;

●	breadth of distribution of products and partnership base;

●	reputation among patients and providers for development and introduction of new, innovative products;

●	operational execution, including test turn-around time and test failures;

●	key opinion leader support;

●	brand awareness; and

●	ease of integration for laboratories, including for cloud-based distribution models.

Specific market share data regarding our products is not publicly available, and consumers may choose to use competing products for a variety of reasons, including lower cost. We believe, however, that we compete favorably on the basis of several factors, particularly test performance, comprehensiveness of coverage of conditions or indications, our commercial capabilities and effectiveness of sales and marketing efforts, and user experience.

Intellectual Property

Our success and ability to compete depend in part on securing and preserving enforceable patent, trade secret, trademark and other intellectual property rights; operating without having competitors infringe, misappropriate or otherwise circumvent these rights; operating without infringing the proprietary rights of others; and obtaining and maintaining licenses for technology development and/or product commercialization. As of December 31, 2021, we held over 100 issued U.S. and foreign patents, which expire between November 2026 and February 2038, and over 200 pending U.S. and foreign patent applications. Our patents and patent applications relate generally to molecular diagnostics, and more specifically to biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as cell free fetal DNA or circulating tumor DNA. We intend to seek patent protection as we develop new technologies and products in this area.

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

Reimbursement

We receive reimbursement for our tests from third-party payers, which includes commercial health insurers and government health benefits programs (such as Medicare and Medicaid). Laboratory tests, as with most other health care services, are classified for reimbursement purposes under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. There are CPT codes associated with the particular tests that we provide to the patient. Once the American Medical Association, or AMA, establishes a CPT code, the Centers for Medicare & Medicaid Services, or CMS, establishes payment levels and coverage rules under Medicare, while state Medicaid programs and commercial health plans establish rates and coverage rules independently in accordance with applicable rules. As such, the reimbursement rates for our diagnostic tests vary by third-party payer.

For most of the covered tests performed for Medicare or Medicaid beneficiaries, we are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full. Prior to 2015, CMS had implemented a set of CPT codes without a fee schedule for most codes specific to NIPTs; a CPT code specific to NIPT for aneuploidies has been effective since January 2015, and a CPT code for microdeletions has been effective since January 2017. CMS has established a pricing benchmark of $802 for aneuploidy and microdeletions testing. In addition, a CPT code for expanded carrier screening tests went into effect in January 2019, for which CMS has established a pricing benchmark of approximately $2,450.

The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program and new payment methodology to calculate the rates for tests listed under the CLFS that are reimbursable by Medicare Part B.  Under the new payment methodology, the Medicare Part B CLFS payment rate is derived from a volume-weighted median of private payer rates for tests. This requires an “applicable laboratory” to report to CMS the private payment rates and the volume of tests associated with each payment rate for a specific data reporting period.  We are required under PAMA to report to CMS the private payment rates and the volume of tests which are covered under Medicare Part B.  PAMA authorizes CMS to impose civil monetary penalties of up to $10,000 per day for each failure to report or each misrepresentation or omission in reporting Applicable Information.

We currently submit for reimbursement using CPT codes based on the guidance of coding experts and outside legal counsel. There is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed to a specific CPT code or an incorrect diagnosis code. We do not currently have a specific CPT code assigned for all of our tests, and there is a risk that we may not be able to obtain specific codes for such tests, or if obtained, we may not be able to negotiate favorable rates for one or more of these codes. In particular, while we have obtained a CPT code for microdeletions and CMS has set a price for microdeletions testing, we have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, because third-party payers are declining to reimburse under the new code or reimbursing at a much lower rate than we had previously received before the CPT code was established. The reimbursement rates for our broader Horizon screening panel have also declined as a result of the new CPT code becoming effective in 2019, as carrier screening tests that had previously been reimbursed on a per-condition basis may be reimbursed as a combined single panel instead of as multiple individual tests.

We believe that growing recognition from professional societies of the importance of microdeletions testing, combined with the performance of our microdeletions test and additional validation data from our SMART study that we have recently published on the sensitivity and specificity of our tests, will help drive broader reimbursement in the future.

Reimbursement by third-party payers may depend on a number of factors, including the payer’s determination that tests using our technologies are: not experimental or investigational; medically necessary; demonstrated to lead to improved patient outcomes; appropriate for the specific patient; cost-saving or cost-effective; supported by peer-reviewed medical journals; and included in clinical guidelines. In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. NIPT has received positive coverage determinations for high-risk pregnancies and in such instances are reimbursed by most commercial health insurers, including United Healthcare, AETNA, Anthem, Humana, CIGNA and others. The use of NIPT for average-risk pregnancies has not historically been well reimbursed by third-party payers; however, professional societies now generally acknowledge that NIPT is the most sensitive screening option for, and/or are generally supportive of, NIPT in average-risk pregnancies, in addition to high-risk pregnancies. There has been a significant increase in the number of commercial health insurers, representing approximately 95% of commercially covered lives in the United States, that cover the use of Panorama in the average-risk population, as well as an increasing number of state Medicaid programs with a positive coverage determination for NIPT for average-risk pregnancies.

As of December 31, 2021, we and our laboratory distribution partners had in-network contracts with commercial health plans that accounted for over 230 million covered lives in the United States. Our target market for NIPT is a much smaller subset of these covered lives, because it does not include men, children and post-menopausal women who would not be users of our tests.

Government Regulations

Our business is subject to and impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and internationally. These laws and regulations include regulations particular to our business and laws and regulations relating to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions). We also are subject to inspections, audits and other inquiries by certain federal and state governmental agencies, including informal requests for documents, civil investigative demands, and subpoenas. Set forth below are highlights of certain key regulatory schemes applicable to our business.

FDA

In the United States, medical devices are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device development, testing, labeling, storage, premarket clearance or approval, advertising and promotion and product sales and distribution. To be commercially distributed in the United States, medical devices must receive from the FDA prior to marketing, unless subject to an exemption, clearance of a premarket notification, or 510(k), premarket approval, or a PMA, or a de novo authorization.

IVDs are a type of medical device that can be used in the diagnosis or detection of diseases or conditions, including assessment of state of health, through collection, preparation and examination of specimens from the human body. IVDs can be used to detect the presence of certain chemicals, genetic information or other biomarkers related to health or disease. IVDs include tests for disease prediction, prognosis, diagnosis, and screening (e.g., carrier screening).  A subset of IVDs are known as analyte specific reagents, or ASRs. An ASR is a single reagent that, through specific binding or chemical reaction with substances in a specimen, is intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. Most ASRs are exempt from the premarket review processes but must comply with some quality system regulation, or QSR, provisions and other device requirements.

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

De novo pathway. If no predicate device can be identified, a device is automatically classified as Class III, requiring a PMA application. However, the FDA can reclassify, or use “de novo classification,” for a device for which there was no predicate device if the device is low- or moderate-risk. If the device is reclassified as Class II, the FDA will identify “special controls” that the manufacturer must implement, which may include labeling, performance standards or other requirements. Subsequent applicants can rely upon the de novo product as a predicate for a 510(k) clearance, unless FDA exempts subsequent devices from the need for a 510(k). The de novo route is intended to be less burdensome than the PMA process. In October 2021, the FDA issued final regulations codifying FDA’s expectations for de novo requests, which went into effect in January 2022.  In October 2021, FDA also issued updated and final guidance on the de novo request and classification process, for the purpose of providing clarity and transparency regarding the de novo classification process.

The de novo route has historically been used for many IVD products. The FDA has indicated to us that our software that enables our cloud-based distribution model may be appropriate for review under the de novo classification process. However, the FDA has not committed to this position and may take a different position in the future.

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

The FDA enforces compliance with its requirements through inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of actions, ranging from an untitled or public warning letter to enforcement actions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawing PMAs already granted; and criminal prosecution. For additional information, see “Risk Factors—Reimbursement and Regulatory Risks Related to Our Business.”

Research use only. Research use only, or RUO, products are exempt from FDA medical device requirements provided their manufacturers comply with specified labeling and restrictions on distribution. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” Manufacturers of RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and RUO products cannot be intended by the manufacturer for clinical diagnostic use. An RUO product promoted for diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities. Our LDTs use instruments and reagents labeled as RUO.

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

In August 2020, the Department of Health and Human Services, or HHS, announced that FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, and rescinded FDA guidance documents and other informal statements concerning premarket review of LDTs. The HHS announcement did not define the term LDT. In an accompanying FAQ document, HHS stated that, while LDTs are not subject to premarket review, FDA may still regulate LDTs under the Public Health Service Act. In November 2021, HHS withdrew its LDT policy, which allowed FDA to resume its historical approach to LDT oversight. FDA thereafter began requiring submission of emergency use authorization, or EUA, requests, for COVID-19 LDTs. FDA has not indicated its intent to regulate other, non-COVID, LDTs since HHS withdrew the policy. We believe that other than the RUO version of Signatera, all of the tests we currently offer, including Panorama, meet the definition of LDTs, as they have been designed, developed, and validated for use in a single CLIA-certified laboratory. If our tests are LDTs, then, based on FDA’s historical approach, we believe they are currently subject to FDA enforcement discretion.

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

Other State Laboratory Licensing Laws

In addition to New York and California, certain other states require licensing of out-of-state laboratories under certain circumstances. We have obtained licenses in the states that we believe require us to do so, and believe we are in compliance with applicable state laboratory licensing laws, including Maryland, Pennsylvania and Rhode Island. The State of Texas does not impose state licensure or registration requirements upon an independent laboratory facility or collection station outside of maintaining CLIA certification.

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

State Genetic Testing Laws

Many states have implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results. Under some state laws, we are prohibited from conducting genetic tests without appropriate documentation of patient consent by the physician ordering the test. As discussed in more detail in “Risk Factors—Reimbursement and Regulatory Risks Related to our Business—If the validity of an informed consent from a patient intake for Panorama or our other tests is challenged, we could be precluded from billing for such testing, forced to stop performing such tests, or required to repay amounts previously received, which would adversely affect our business and financial results,” while we rely on physicians to obtain the required patient consent to perform genetic testing, the regulatory burden may be deemed to be our responsibility and such consents, or our compliance with applicable laws and regulations, could be challenged. Requirements of these laws and penalties for violations vary widely from state to state.

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

As a covered entity and as a business associate of other covered entities (with whom we have therefore entered into business associate agreements), we have certain obligations regarding the use and disclosure of any PHI that may be provided to us, and we could incur significant liability if we fail to meet such obligations or if our business associates fail to meet such obligations. Among other things, HITECH imposes civil and criminal penalties against covered entities and business associates for noncompliance with privacy and security requirements, which may include fines up to $250,000 per violation and/or imprisonment, and authorizes states’ attorneys general to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. While HIPAA does not create a private right of action allowing individuals to file suit in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of health care providers, such as us, and their business associates for compliance with the HIPAA privacy and security standards. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

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

Various states in the United States have implemented similar restrictive requirements regulating the use and disclosure of health information and other personal information that are not necessarily preempted by HIPAA or that regulate different information than HIPAA. For example, in 2020 California enacted the California Consumer Privacy Act, which creates numerous new privacy requirements, such as greater notice and transparency obligations and consumer rights relating to the access to, deletion of, and sharing of personal information collected by certain businesses and their service providers. Also, the California Confidentiality of Medical Information Act, which protects the confidentiality of individually identifiable medical information obtained by health care providers and their contractors, is much broader than HIPAA and the data protected is also broader than HIPAA.  In addition, Massachusetts law requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. State privacy laws continue to evolve, and several new state privacy laws that may affect us are expected to take effect in 2023. For example, this includes updates to the California Consumer Privacy Act, the Colorado Privacy Act, and the Virginia Consumer Data Protection Act.

There are also comprehensive foreign privacy and security laws and regulations that impose robust requirements on the processing of personal information, including health information. In particular, the EU’s General Data Protection

Regulation, or GDPR, became effective in 2018. The GDPR applies not only to organizations within the EU, but also applies to organizations outside of the EU, such as Natera, that offer goods or services to EU data subjects or that process personal data of EU data subjects. The regulation specifies higher potential liabilities for certain data protection violations, and we anticipate that it will result in a greater compliance burden for us as we conduct our business, particularly through our Constellation cloud-based distribution model, in the European Union. Fines for non-compliance can range from the greater of 2% of annual global revenues or €10 million, up to the greater of 4% of annual global revenues or €20 million.

As a business that operates both internationally and throughout the United States, any unauthorized use or disclosure of personal information, even if it does not constitute PHI, by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors’ computer networks, could subject us to costs, fines or penalties that could adversely affect our business and results of operations, including the cost of providing notice, credit monitoring and identity theft prevention services to affected consumers.

Healthcare Fraud and Abuse Laws

Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals and opportunities. Law enforcement authorities, courts and Congress have demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between healthcare providers and actual or potential referral sources. The penalties for violations under these laws can be both civil and criminal in nature.  The Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 provides for an annual, automatic adjustment of civil monetary penalties authorized under the Social Security Act to account for inflation, which are published in the Federal Register annually.

The federal Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal healthcare program. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to ten years and/or criminal or civil fines of up to $104,330 and exclusion from participation in federal healthcare programs. Claims submitted in violation of the federal Anti-Kickback Statute may not be paid by a federal health care program, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Although the federal Anti-Kickback Statute applies only to federal healthcare programs, a most U.S. states have passed laws substantially similar to the federal Anti-Kickback Statute pursuant to which similar types of prohibitions are made applicable to all commercial health plans or any health care services, depending on the state. Conduct which violates the federal Anti-Kickback Statute or similar laws may also involve liability under the Federal False Claims Act, which prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the U.S. Government and can result in additional penalties and fines.

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

Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory “safe harbors” for certain payment arrangements which are not considered improper remuneration under the federal Anti-Kickback Statute if one can demonstrate compliance with each element of the safe harbor. Although full compliance with these safe harbors ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the payment is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

While we believe that we are in compliance with the federal Anti-Kickback Statute and similar state fraud and abuse laws that are applicable to us, there can be no assurance that our relationships with physicians, hospitals and other customers or vendors will not be subject to scrutiny or will survive regulatory challenge under such laws. If imposed for any reason, enforcement and sanctions under the federal Anti-Kickback Statute or any similar state statute could have a negative effect on our business.

The federal Civil Monetary Penalty statute pertaining to health care fraud and abuse prohibits, among other things, the offer or payment of remuneration to a Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier; contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program; and knowingly making or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal health care program. A violation of the federal Civil Monetary Penalty statute may result in civil fines up to $104,330 plus treble damages and exclusion from participation in any federal health care program.

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

The federal False Claims Act prohibits a person from knowingly submitting or causing to be submitted false claims or making a false record or statement in order to secure payment by the federal government. Conduct which violates another fraud and abuse law identified in this section may also result in liability under the federal False Claims Act as a result of the submission of claims pursuant to a prohibited payment arrangement. In addition to actions initiated by the government itself, the federal False Claims Act authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud (sometimes referred to as a “whistleblower”) under a qui tam complaint.

Because qui tam complaints are initially filed under seal in federal court, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the private party plaintiff succeeds in obtaining redress without the government’s involvement, then the private party plaintiff will receive a percentage of the recovery. Violation of the federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $23,607 per false claim or statement, imprisonment or both, reimbursement of the whistleblower’s attorneys’ fees, and possible exclusion from Medicare or Medicaid. The penalties will continue to be adjusted, increasing each year to reflect changes in the inflation rate, pursuant to the 2015 Bipartisan Budget Act.

In 2018, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was passed as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (referred to as the SUPPORT Act). Similar to the federal Anti-Kickback Statute, EKRA creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback Statute, EKRA is not limited to government health care benefit programs, so the prohibitions extend to services covered by commercial health plans. Additionally, most of the safe harbors available under the federal Anti-Kickback Statute are not reiterated under EKRA, and certain EKRA safe harbors conflict with the safe harbors available under the federal Anti-Kickback Statute. Therefore, compliance with a federal Anti-Kickback safe harbor does not guarantee protection under EKRA. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. Violation of EKRA carries potential penalties of up to $200,000 in fines and imprisonment of up to 10 years for each occurrence, and potential exclusion from participation in any federal health care program. Because EKRA is a relatively new law, there is very little additional guidance to indicate how and to what extent it will be interpreted, applied and enforced by the government. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by a federal agency concerning EKRA. We cannot assure you that our relationships with physicians, sales representatives, hospitals or customers will not be subject to scrutiny or will survive a challenge under EKRA. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.

We are also subject to the Physician Self-Referral law, commonly known as the Stark Law, which prohibits, with certain exceptions, an ownership or financial arrangement with a physician (or physician’s immediate family member) in exchange for the referral of designated health services, including clinical laboratory services, or presenting or causing to be presented claims to Medicare and Medicaid for such services referred by the physician. The Stark law is a strict liability statute, which means proof of specific intent to violate the law is not required. Any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law may be subject to civil monetary penalties of up to $25,820 per claim submission, an assessment of up to three times the amount claimed, and exclusion from participation in any federal health care program. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $104,330 for each such arrangement or scheme. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Actions which violate the Stark Law may be bootstrapped to involve liability under the federal False Claims Act.

Further, in addition to the privacy and security regulations stated above, HIPAA created two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by or under the control of any health care benefit program in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

While we have attempted to comply with the federal, Texas, California and New York fraud and abuse laws and similar laws of other states and non-U.S. jurisdictions that are applicable to our business, it is possible that some of our arrangements could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.

Human Capital Management

As of December 31, 2021, our global workforce comprised over 2,670 full time employees, representing growth of approximately 48% during 2021. We also engage consultants and temporary employees. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.

Our global voluntary turnover rate for 2021 was approximately 13%. Based on self-identification data, women comprised approximately 59% of our global workforce in 2021, and over 60% of global new hires were women. Also based on self-identification data, minorities comprised approximately 48% of our U.S. workforce.

We are committed to attracting, retaining, developing, and nurturing a diverse workforce, which we believe is necessary in order to deliver upon our mission of changing the management of disease worldwide. Our development, performance, and compensation programs are designed to attract and reward talented, diverse individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and ultimately create long term value for our stockholders. In addition to base pay, our compensation and benefits programs, which can vary by region, can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, and employee assistance programs. We work to ensure pay equity by annually assessing our compensation practices and working with external compensation consultants to design and benchmark our programs.

We operate in an industry in which competition for highly qualified personnel is intense. In addition to our compensation programs, we are highly focused on talent acquisition, retention and development. We conduct an annual employee engagement survey, the results of which inform internal company and management goals to help ensure impactful and meaningful actions in response to feedback received. Our annual employee evaluation process helps us to support developing employees as well as identify and cultivate high performers, and we have various initiatives underway to further develop leaders and managers. Our 2021 engagement survey participation rate was 87%, resulting in an 89% engagement score. Based on the survey results, 92% of our employees are excited about the future of Natera, and 85% would recommend Natera as a great place to work.

Diversity is one of our company core values, as we believe that a broad range of perspectives and experiences is necessary to drive innovation and leadership. To this end, it is important to us to create an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. We have two employee resource groups, or ERGs, committed to furthering our efforts in this area. Women of Natera and our Diversity & Inclusion Group both serve as resources to the organization in fostering a culture of inclusion and diversity by providing a platform of networking, ongoing learning and exchange to support professional development and promote workplace equality and diversity.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which comply with government orders in all the states and countries where we operate. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we implemented a number of health-related measures, including implementing a general work from home policy and restricting on-site access to essential employees such as laboratory personnel, increasing hygiene, cleaning and sanitizing procedures at our office and laboratory facilities, and policies regarding matters such as masking and vaccinations in accordance with local rules and guidelines.

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

FDA – Food and Drug Administration.

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

Corporate Information

Our principal executive office is located 13011 McCallen Pass, Building A Suite 100, Austin, Texas. Our website address is www.natera.com. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K or any other report we file with or finish to the SEC, and you should not consider any information on, or accessible through, our website as part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

Risks Related to Our Business and Industry

We face risks related to health epidemics, including the ongoing COVID-19 pandemic, which has materially impacted and could continue to materially impact our business, results of operations, financial condition and/or stock price.

Our business operations have been and continue to be significantly affected by the ongoing pandemic of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19, including the variants of SARS-CoV-2, which have compounded the effects of and contributed to the duration, unpredictability and difficulties relating to the pandemic. Global health concerns relating to the COVID-19 pandemic continue to weigh on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic has resulted in government authorities and businesses implementing numerous measures from time to time to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns, restrictions or other limitations. These measures have adversely impacted and may further impact our employees and operations, and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles and insurance coverage levels. These measures have also adversely affected and may continue to adversely affect demand for our tests. For example, our personnel located at our offices and laboratories in Texas, California and elsewhere in the United States and in other countries have been subject to varying degrees of workplace restrictions during the pandemic, including the health and safety measures described below. Many of our customers, including hospitals and clinics, suspended or limited non-emergency appointments and services, particularly earlier in the pandemic, which resulted in a significant decrease in our test volume; and many have implemented similar measures recently in response to the Omicron variant of SARS-CoV-2, which has also impacted our test volumes. In addition, because we rely heavily on our direct sales force to sell our tests, we expect our sales cycle, particularly for new customers, will continue to be significantly impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of laboratory supplies and reagents or a suspension of services from other laboratories or third parties. We have also become increasingly dependent on growing and maintaining a network of mobile phlebotomy specialists who can provide testing capabilities, as many consumers are unable to visit clinics, hospitals or other testing facilities as a result of the pandemic. Travel bans, restrictions and border closures earlier in the pandemic impacted our ability to ship test kits to and receive samples from our customers. Such measures may be implemented to varying degrees from time to time for the foreseeable future, and they are likely to continue to adversely affect our test volumes, sales activities and overall operations for an indefinite period of time.

In addition, it may be more difficult for us to develop new products for commercial release, as we expect it will continue to be more difficult to complete our research and development efforts and commence and complete clinical trials while the pandemic is ongoing. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19, disruptions to our or our customers’ operations, and any related economic impact.

The spread of COVID-19 has caused us to modify our business practices with various measures from time to time (including limiting employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences) and incur additional operating costs, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. In addition, certain aspects of our business, such as laboratory processes, cannot be conducted remotely. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to, the continued duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and when and to what extent normal economic and operating activities can resume. Even after the pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including increased costs due to inflation and any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as inflation, decreases in per capita income and level of disposable income and related health insurance coverage, increased and prolonged unemployment or a decline in consumer confidence as a result of the pandemic, as well as limited or significantly reduced points of access of our products, could have a material adverse effect on the demand for some of our products, such as our products targeted for the IVF market. Decreased demand for our tests, particularly in the United States, could negatively affect our overall financial performance. A significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 continues to be significant, and the potential decrease in demand for our tests could have a disproportionately negative impact on our business and financial results.

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue, and financial markets generally have experienced periods of significant volatility. Our stock price has also experienced volatility during this time, including occasional significant declines, and such declines may repeat or continue for the foreseeable future.

We do not yet know the full extent and duration of the impact of the COVID-19 pandemic on the United States or global economies as a whole, nor the resulting ultimate impact on our operations, and there are no comparable recent events which may provide guidance in this respect. However, the effects have materially impacted our business and operations, and we expect that they will continue to do so for the foreseeable future.

We have derived the significant majority of our revenues from Panorama and Horizon, and if our efforts to further increase the use and adoption of Panorama and Horizon or to develop new products and services in the future do not succeed, our business will be harmed.

Historically, including for the year ended December 31, 2021, the significant majority of our revenues were derived from sales of our Panorama NIPT and our Horizon carrier screening, or HCS, test, and we expect this to continue to be the case. With respect to Panorama in particular, continued and additional market demand for Panorama, and reimbursement for the average-risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs and carrier screening tests continue to evolve. We cannot guarantee that physicians will recommend and order Panorama or Horizon, and our laboratory distribution partners and licensees may not actively or effectively market Panorama or Horizon.

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

•

third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for Panorama or Horizon, may not reimburse for uses of Panorama for the average-risk pregnancy population or for the screening of microdeletions, may set the amounts of any reimbursements at prices that do not allow us to cover our expenses, or may otherwise adopt regulations, programs, policies or procedures that restrict or harm our business; in fact, many third-party payers currently have negative coverage determinations or otherwise do not reimburse for microdeletions screening and we expect low reimbursement rates for microdeletions screening to continue, at least in the near term; also, most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;

•

third-party payers have increasingly required that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for Panorama, Horizon and our other tests and impacted our results of operations;

•

the results of our SMART Study evaluating the performance of Panorama may fail to convince laboratories, clinics, clinicians, physicians or patients of the benefits of utilizing Panorama in average-risk pregnancies or for microdeletions and may not increase reimbursement for Panorama;

•

the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish in the future, including the data from our SMART Study, or that comes from the commercial use of our tests, may be inconsistent with our existing data and may raise questions about the performance of our tests, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of our tests;

•

we may experience supply constraints, including those due to the failure of our key suppliers to provide required sequencers and reagents in sufficient amounts or of adequate quality or disputes with our key suppliers, including those with respect to the required sequencers and reagents from our supplier, Illumina, Inc., or Illumina, who is also one of our main NIPT competitors through its subsidiary, Verinata Health Inc., or Verinata, and with whom we have historically been involved in patent proceedings;

•	we may experience increased cost of product revenues, and cost of licensing and other revenues, as a percentage of total revenues, as has been the case in previous fiscal periods;
•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell Panorama, Horizon, or our other tests, including requiring FDA clearance or approval for the sale of Panorama, Horizon, or our other tests, or of the sequencers, reagents, kits and other consumable products that we purchase from third parties in order to perform our testing;

•

our laboratory partners may choose to develop their own tests that are competitive with ours or offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market our tests; and competitors may develop and commercialize more effective and/or less expensive tests that deliver comparable results to our tests;

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

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of Panorama and Horizon that are necessary for such tests to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our continuously expanding portfolio of products and programs, in particular our efforts and focus on developing our oncology and organ health products;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering and our registered public equity offerings. Our net loss for the years ended December 31, 2021, 2020 and 2019 was $471.7 million, $229.7 million, and $124.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $1.4 billion. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, Panorama, Horizon and our other products, improve these products, and research and develop and commercialize new products, which increasingly are in industries that are relatively new to us, such as oncology and organ health.

In addition, the rate of growth in our revenues has fluctuated in the past, and may continue to do so in future periods. In particular, such rate of growth may be negative, flat, or may grow more slowly than we expect, including if the rate of growth of our test volumes slows. A significant element of our business strategy is to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for microdeletions screening. Therefore, being in-network with third-party payers has had, and may continue to have, an adverse impact on our revenues and gross margins, especially if we are unable to increase the adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning in January 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a CPT code for expanded carrier screening went into effect beginning in January 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

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

Our success will depend in part on our ability to effectively introduce and increase market adoption of enhanced or new offerings. The focus of our research and development efforts has expanded beyond reproductive health products, as we are now also applying our expertise in processing and analyzing cell-free DNA in the fields of oncology and organ health. In recent years we have developed and launched several new products or enhanced versions of existing products, including our first offerings in oncology and in organ health, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate patients’, clinicians’, payers’ and other counterparties’ attitudes and needs as well as emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We may not be successful in our current or future efforts to develop and commercialize cell-free DNA tests outside of the reproductive health space. Moreover, we have limited experience forecasting our future financial performance from our new products in these industries that are newer to us, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not ultimately meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or

we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for MRD assessment and recurrence surveillance, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama, Horizon, and our other tests.

We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, require large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SNP-based Microdeletions and Aneuploidy RegisTry, or SMART, Study, or due to changes in study design or other unforeseen circumstances, such as our decisions in the past to expand our SMART Study; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require.

The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected. Further, the data collected from any studies we complete in the future may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests. For example, results from our SMART Study have recently been published in two publications; however, we cannot assure you that such results or publications will convince laboratories, clinics, clinicians, physicians or patients of the benefits of utilizing Panorama in average-risk pregnancies or for microdeletions. We also cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for Panorama in the average-risk population or for microdeletions. Similarly, we recently presented certain results of our CIRCULATE-Japan study, and we cannot assure you that such results, once published, will impact professional society or practice guidelines, or coverage and reimbursement determinations from third-party payers, as we anticipate.

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

Our quarterly results of operations, including our revenues, gross margin, net loss and cash flows, may vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to continue to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause our results to fall below our financial guidance or other projections or goals, or the expectations of analysts or investors, which could adversely affect the price of our common stock. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

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

We compete with numerous companies in the genetic diagnostics space. Our competitors in the NIPT space include Sequenom, Inc., or Sequenom, which was acquired by Laboratory Corporation of America Holdings, or LabCorp; Illumina, through its subsidiary Verinata; Myriad Genetics, Inc., which acquired Counsyl, Inc.; Invitae Corp.; Quest Diagnostics Incorporated, or Quest; Premaitha Health PLC; BGI; Bio-Reference, a business unit of OPKO Health, Inc. and which acquired Ariosa, Inc.; NxGen; BillionToOne Inc.; PerkinElmer Inc.; and Mount Sinai Genomics, Inc. d/b/a Sema4. We also compete against companies providing carrier screening tests such as LabCorp; Myriad Genetics, Inc.; Sema4; Invitae Corp.; BillionToOne Inc.; Quest; NxGen; GeneDx, Inc., a subsidiary of Bio-Reference; and GenPath Diagnostics, a business unit of Bio-Reference. In the field of ctDNA-based MRD assessment and recurrence surveillance, we face competition from various companies that offer or seek to offer competing solutions, such as Roche Diagnostics, a division of Roche; Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc., which has entered into an agreement to be acquired by Labcorp, one of our primary competitors in both NIPT and carrier screening; Exact Sciences Corp.; Inivata, Inc., which has been acquired by NeoGenomics, Inc.; C2i Genomics, Inc.; and ArcherDX, Inc., or ArcherDX, which has been acquired by Invitae Corp., one of our primary competitors in both NIPT and carrier screening. In the field of organ health, our primary competitors include CareDx and Eurofins Viracor, Inc. We expect that competition in these spaces will continue to increase.

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

We utilize a cloud-based distribution model to deploy our bioinformatics technology for use by other laboratories. Under this model, clinical laboratories around the world, including in the U.S., license our technology to develop and run their own NIPT or other molecular testing assays in their own facilities as LDTs, and then access our proprietary algorithms through our cloud-based Constellation software to analyze the assay results. In the diagnostics industry, the market for cloud-based solutions and services is not as mature as the market for on-premise enterprise software, and it remains uncertain whether and to what extent our cloud-based distribution model will achieve and sustain high levels of customer demand and market acceptance. As of February 15, 2022, fewer than 15 licensees are using Constellation commercially to market NIPT products and one licensee is using Constellation commercially to market its non-invasive prenatal paternity test in the United States and internationally. The rate of adoption of our cloud-based distribution model continues to be slower than we anticipated, and depends on a number of factors, including the cost, performance and perceived value associated with our solution, as well as our ability to address security, privacy and regulatory requirements or concerns. In particular, all of our licensees under our cloud-based distribution model are required to use Illumina sequencers and reagents to run their tests that they develop based on our technology. As further described in the risk factor entitled “—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” we are aware that Illumina has required our licensees to pay an additional license fee in certain jurisdictions in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model. Furthermore, Illumina competes with us through its subsidiary Verinata, and may not charge a similar license fee for Verinata’s licensed-based offering to other laboratories. As a result, our potential or current licensees may be unable to commercially launch their tests under our cloud-based distribution model in a financially viable manner, which has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, if a test developed by any of our licensees under our cloud-based distribution model in the United States is found not to be an LDT, the licensee may not be able to market its test, and we would not receive the anticipated revenues from that licensee.

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

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third-party data center hosting facilities operated by Amazon Web Services, or AWS, located primarily in the United States and in the European Union. These algorithms are currently used to run our Panorama NIPT, Horizon, Signatera, and Prospera tests and certain of our research and development activities, as well as for our Constellation licensees. In the event of any technical problems that may arise in connection with our on-site data center, the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud-based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

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

Our tests use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational, technological or other failure in one of these complex processes, or fluctuations in external variables, may result in sensitivity or specificity rates that are lower than we anticipate or that vary between test runs, a higher than anticipated number of tests that require redraws or fail to produce results, or longer than expected turnaround times, which we have experienced and will likely continue to experience on occasion as a result of issues with laboratory equipment, components or materials or otherwise. In addition, we regularly evaluate and refine our testing processes, and any refinements we make may not improve our tests as we expect and may result in unanticipated issues that may adversely affect our test performance as described above, which we have experienced in the past. Such operational, technical and other difficulties may impact the commercial attractiveness of our products, may increase our costs or divert our resources, including management’s time and attention, from other projects and priorities, or may subject us to legal claims. Furthermore, any changes to our testing process may require us to use new or different suppliers or materials with whom or which we are unfamiliar, and which may not perform as we anticipate, and could cause delays, downtime or other operational issues.

In addition, as further discussed in the risk factor entitled “If we are unable to successfully grow revenues for our current or future products or services in addition to Panorama, our business and results of operations may be adversely affected,” a growing number of our tests are relatively new offerings, such as Signatera and Prospera. Any failure to meet consumer expectations could harm our reputation.

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

Our ability to successfully grow revenues for products or services in addition to Panorama and Horizon, is uncertain and is subject to many of the risks we face with respect to Panorama and Horizon. For example, the adoption and demand for such products or services may not grow as we expect; we may not be able to demonstrate that such products or services are equivalent or superior to competing products or services; third-party payers may not reimburse for our tests, or may set the amounts of such reimbursements at prices that do not allow us to cover our expenses; we may fail to compete successfully in the relevant product markets, or our laboratory distribution partners may choose to more actively or exclusively market tests by competitors; we may experience supply constraints; and we may fail to adequately protect our intellectual property relating to our products or others may claim we infringe their intellectual property rights, which has occurred, as disclosed elsewhere in these Risk Factors. In addition, because our revenues from Horizon now represent a significant proportion of our overall revenues, any adverse impact we experience with respect to Horizon could result in an impact to our overall revenues, or a component of such overall revenues; for example, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall blended average selling price. If we are not able to increase adoption of and grow revenues for our products or services, our business and results of operations may be adversely affected.

We began offering our Vistara single-gene mutations screening test, our Signatera MRD test for research use only, and our twin pregnancies screening capability for Panorama, in 2017; our Signatera CLIA test and Prospera transplant rejection test on limited bases in 2019, with full-scale commercial launches of both Signatera and Prospera, among other products, in 2020; and expansions of both Signatera and Prospera into additional indications in 2021. Our success with these offerings is subject to many of the risks affecting our business generally, as well as the inherent difficulties with launching a new offering and in new markets, including risks inherent in launching multiple new offerings simultaneously. Some of our offerings, such as Signatera and Prospera, while based upon our core molecular diagnostic technology, are in fields that are relatively new to us; and others, such as Vistara, are subject to the risks inherent in commercializing a product with a laboratory partner. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as these areas of our business grow. We cannot assure you that our recent or any new offerings will be successful.

If either of our CLIA-certified laboratory facilities becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We currently operate laboratory facilities in Austin, Texas and in San Carlos, California, both of which process Panorama and Horizon tests, which together represent the significant majority of our revenues. All of our other tests are currently only able to be performed at one, but not both, of our facilities, and primarily our San Carlos facility. In particular, our efforts in oncology and organ health represent significant and increasing areas of focus for us, both operationally and financially; our Signatera CLIA and RUO tests, and our Prospera tests, are currently only performed at our San Carlos facility, and we currently otherwise have no backup or redundant facility to perform these tests. Our San Carlos facility is situated near active earthquake fault lines. Either of our facilities may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, severe weather, flooding, power outages and contamination, including as a result of the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if either our San Carlos or Austin facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation.

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

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, Horizon, Signatera and Prospera, along with certain hardware and software, pursuant to a supply agreement that expires in August 2033. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which was acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Illumina has granted us certain rights to Illumina’s intellectual property related to NIPT, including the pooled intellectual property, for running our own tests; however, we do not have an express license to grant rights under the pooled intellectual property to the licensees under our cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, we have recently been involved in patent infringement litigation against Illumina, which we and Illumina have settled. In addition, Illumina directly competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Furthermore, Illumina has acquired GRAIL, a company focused on early detection of cancer, an area in oncology that we have recently begun to pursue. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. In particular, while we are seeking to validate our tests on additional sequencing platforms, such as under our license agreement with BGI Genomics Co., Ltd., or BGI Genomics, we have not, to date, validated any alternative sequencing platform on which our testing could be run in a commercially viable manner. These efforts will require significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any such sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

In addition, our Panorama test is currently only validated to be performed using Streck’s blood collection tubes, and we only use Streck tubes for the primary analysis of Signatera results, and for our Prospera test. Streck is the sole supplier of the blood collection tubes included in Panorama and our other cell-free DNA tests under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. Similarly, all of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology.

Furthermore, our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are intended for research use only and are labeled as RUO. As discussed further in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the manufacturer of the product. If this were to occur with respect to Illumina or any of our other suppliers of RUO products, we could be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms or at all. In addition, Streck’s blood collection tubes have not been registered as a medical device in all countries in which we market our Panorama test. As discussed in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model,” the regulatory authorities in some of these countries may determine that such registration is required, which could impact our ability to offer Panorama in such countries. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

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

We are also subject the risks described above as a result of our relationships with third party vendors and their subcontractors, whose systems may be breached and may cause our sensitive data, including patient data, to be compromised. We have on occasion experienced such disruptions by way of third-party vendors. For example, in 2020 we were notified of a data security incident that affected a third-party vendor, which affected a number of our patients whose protected health information was stored in such third-party vendor’s systems. The third-party vendor notified the affected individuals as required by HIPAA.

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

The marketing, sale and use of Panorama, Horizon and our other products could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results or our test failed to produce a result, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by Panorama, Horizon and our other products. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Similarly, Panorama could provide a so-called false positive, which is a high-risk result for a fetus that may not, in fact, have the relevant condition. Even though Panorama and our other tests are highly accurate, they are not 100% accurate and we may report false negative or false positive results, which may subject us to lawsuits claiming product or professional liability or other claims, as has happened in the past and may happen in the future. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

Our overall test volumes grew from approximately 804,300 to 1,026,500 and further to 1,570,000 tests processed during the years ended December 31, 2019, 2020 and 2021, respectively, and since 2009 we have launched 16 product offerings, four of them in 2017 alone and both Signatera and Prospera, among other products, in 2020. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and implement increases in scale, such as increased headcount, additional or new equipment, laboratory space and qualified laboratory personnel, increased office and laboratory space, expanded customer service capabilities, billing and systems process improvements, enhanced controls and procedures, and an expanded internal quality assurance program and technology platform. The value of Panorama, Horizon and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as we have experienced in the past.

In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. Since 2017, we have launched eight new products, three in markets or industries new to us, with several significant product enhancements and expanded indications in 2021. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

We may need to raise additional capital, and if we cannot do so when needed or on commercially acceptable terms, we will be required to slow or cease our investment in our product development and commercialization plans, which would have an adverse effect on our business.

We have incurred net losses since our inception, and we anticipate net losses and negative operating cash flows for the near future. While we have introduced multiple products that are generating revenues, these revenues may not be sufficient to fund all of our operations, including our product development and commercialization plans. Consequently, we will need to generate additional revenues to achieve future profitability and may need to raise additional funds through public or private equity or debt financings, corporate collaborations or licensing arrangements to continue to fund or expand our operations.

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to achieve broader commercial success with Panorama, Horizon and our other products;
•	the costs and success of our research, development, and commercialization efforts for potential new products and additional indications for, and enhancements to, current products;
•

our ability to obtain more extensive coverage and reimbursement for our tests, including in the average-risk patient population and for microdeletions screening in NIPT, as well as in additional indications in oncology and organ health as we continue to invest in expanding our offerings in these fields;

•	our ability to generate sufficient revenues from our cloud-based distribution model;
•	our ability to collect on our accounts receivable;

•	our need to finance capital expenditures and further expand our clinical laboratory operations;
•	our ability to manage our operating costs; and
•	the timing and results of any regulatory authorizations that we are required to obtain for our tests.

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities, or grant of equity or equity-linked securities in connection with any debt financing, will dilute stockholders’ ownership interests in us and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants, and may impose other constraints on us and our operations. To the extent that we raise capital through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

If we are not able to obtain adequate funding when needed, we may be required to delay or slow our investment in the development and commercialization of our products and significantly scale back our business and operations, which would have an adverse effect on our business. In addition, we may have to work with a partner on one or more of our tests or programs, which could lower the economic value of those programs to our company.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2021, we had federal, state, and federal NOL carryforwards of approximately $1.3 billion, $796.7 million and $4.0 million, respectively, which, if not utilized, begin to expire in 2027, 2028, and 2031, respectively. Approximately $950.2 million of these federal NOLs can be carried forward indefinitely. We also had federal research and development credit carryforwards of approximately $34.5 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $23.0 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

Our estimates of total addressable market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates.

Total addressable market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our publicly announced estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if a market in which we compete meets our size estimates and forecasted growth for such market, our business could fail to grow at similar rates.

Risks Related to Reimbursement

If we are unable to expand, maintain or obtain third-party payer coverage and reimbursement for Panorama, Horizon and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

Our business depends on our ability to obtain and maintain adequate coverage and reimbursement from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our primary source of payments. In particular, we believe that the following will be necessary for us to continue to achieve commercial success: continued expansion of insurance coverage from the high-risk to the average-risk pregnancy population, which represents roughly 80% of the United States pregnancy market, and for microdeletions screening, and obtaining positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. Historically, we have not received reimbursement for a significant number of Panorama tests that we have performed for average-risk patients and for microdeletions; we have recently published data from our SMART Study, but we cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for Panorama in the average-risk population or for microdeletions. In addition, while we have received a positive local coverage determination from the Molecular Diagnostic Services Program, which identifies and establishes Medicare coverage and reimbursement for molecular diagnostic tests, to provide Medicare benefits for certain specified uses and indications of our Signatera test, we cannot guarantee that our test will be reimbursed at the rate we expect. Furthermore, while we have also received a positive coverage decision for our Prospera Kidney test, we cannot guarantee that our test will continue to be reimbursed at the same or a similar rate as we have received thus far. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The practice guidelines issued by professional societies now generally acknowledge that NIPT is the most sensitive screening option for, and/or are generally supportive of NIPT in, average-risk pregnancies, in addition to high-risk pregnancies. However, while many third-party payers now reimburse for NIPT for average-risk patients, it remains the case that not all third-party payers, particularly state Medicaid payers, do so. Furthermore, many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, including most recently from our SMART Study, we have and may continue to experience low reimbursement rates for Panorama for microdeletions, and we may otherwise be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not reimburse.

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

The reimbursement environment, particularly for molecular diagnostics, is continually changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third parties, such as commercial health insurers and government payers and programs, from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement for our tests at any time and for any reason, or may otherwise adopt requirements, programs or policies that may restrict or adversely affect our business. For example, the California Department of Public Health, or CAPH, is implementing changes to its Prenatal Screening (PNS) Program, under which the state of California makes prenatal screening and follow-up diagnostic testing available to pregnant Californians, to offer cfDNA testing as a first line screen instead of the biochemical screening tests currently used. We are currently in discussions with the CAPH regarding our potential participation in the new PNS Program. It remains uncertain whether we will participate in the PNS program, and if we do participate, whether and to what extent our participation in the PNS Program may impact our overall financial and operating results. In addition, in some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to cover or reimburse for such tests. Some third-party payers bundle payment for multiple tests or tests that screen for multiple conditions, such as our Horizon test or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Note 8—Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in the Notes to Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment, which amounts could be significant and would impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

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

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. In particular, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large cost-sharing obligation, which may cause payers to raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws and reimbursement policies. However, from time to time we receive inquiries from third-party payers regarding our billing policies and collection practices. We address these inquiries as and when they arise, but there is no guarantee that we will always be successful in addressing such concerns in the future, which may result in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action to seek reimbursement of previous amounts paid. Any of such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Additionally, if we were required to make a repayment, such repayment could be significant, which would impact our results of operations, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

Our revenues may be adversely affected if we are unable to successfully obtain reimbursement from the Medicare program and state Medicaid programs.

Our revenues from Medicare are currently relatively small, given the population that Medicare covers and the fact that our testing in women’s health, which comprises the significant majority of our business, generally is not received by Medicare beneficiaries. As a result, we do not expect our Medicare revenues to change materially with regard to NIPT. However, Medicare reimbursement impacts our revenues from our oncology and organ health products, as a large proportion of these patients are covered by Medicare. Furthermore, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement for Panorama was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including Medicaid, and could have an adverse effect on our revenues.

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program, including under a Medicaid managed care plan. Our San Carlos, CA laboratory is currently recognized by 48 U.S. states as a Medicaid provider, and we are currently in the process of obtaining recognition of our Austin, TX laboratory as a Medicaid provider in states in which the Austin laboratory is not already credentialed; however, even if we are recognized as a Medicaid provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, many state Medicaid programs only reimburse our testing at a very low dollar amount, or not at all. Low or zero-dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

We are in-network, or under contract, with the significant majority of third-party payers from whom we receive reimbursement; this means that we have agreements with most third-party payers that govern test approval or payment terms. However, these contracts do not guarantee reimbursement for all testing we perform. For example, many third-party payers with whom we have written agreements have policies that state they will not reimburse for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our payer agreements require the ordering physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have increasingly required prior authorization to be obtained prior to conducting a test, as a condition to reimbursing for the test. This has placed a burden on our billing operations as we have to dedicate or source resources to ensuring that these requirements are met and to conduct follow-up and address issues as they arise, and has also impacted our results of operations, including our gross margins, since these requirements began to take effect. To the extent we or the physicians ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled. This has occurred in some cases and may occur more frequently in the future, which does and would have an adverse impact on our revenues.

Where we are considered to be an out of network provider, which is the case with some third-party payers from whom we receive reimbursement, such third-party payers could withdraw coverage and decline to reimburse for our tests in the future according to each plan enrollee’s policy. Managing reimbursement on a case-by-case basis is time-consuming and contributes to an increase in the number of days it takes us to collect on accounts, which also increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Even if we are being reimbursed for our tests, third-party payers may review and adjust the rate of reimbursement, require patient cost-sharing, or stop paying for our tests. Government healthcare programs and other third-party payers continue to increase their efforts to control the cost, utilization and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular diagnostic tests. These measures have resulted in reduced payment rates and decreased utilization in the clinical laboratory industry. Because of these cost-containment measures, governmental and commercial third-party payers may reduce, suspend, revoke or discontinue payments or coverage at any time, including payors that currently provide reimbursement for our tests. Reduced reimbursement of our tests may harm our business, financial condition or results of operations.

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

A CPT code specific to NIPT for aneuploidies, and a CPT code for microdeletions, are in place, and CMS has established a pricing benchmark for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has decreased since the implementation of the microdeletions CPT code because third-party payers are declining to reimburse under this code or reimbursing at a much lower rate than we had previously received. Furthermore, we cannot guarantee that we will be able to negotiate favorable rates for this code or receive reimbursement at all if we are unable to collect and publish sufficient data, including from our SMART Study, and obtain positive coverage determinations for Panorama for microdeletions. In addition, a CPT code for expanded carrier screening tests has been implemented, which has caused and may continue to cause reimbursement rates for our Horizon expanded carrier screening tests to decline. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

Regulatory and Compliance Risks

We may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, marketing and billing efforts.

Approximately 89% and 87% of our total revenues for the years ended December 31, 2021 and 2020, respectively, were attributable to our U.S. direct sales. We have had to expand our training and compliance efforts in line with our increasing reliance on personnel in our sales, marketing and billing functions, and our expansion of these functions in line with the overall growth in our business. We continue to educate, train and monitor our personnel, but from time to time we experience situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties.” Moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, as has happened in the past, which could be material in the aggregate. As we continue to scale up our sales and marketing efforts in line with the rapid growth in our business, in particular our increased pace of product launches as well as further geographical expansion, we will continue to face an increased need to remain vigilant in monitoring and improving our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs; may, and from time to time do, receive inquiries, such as informal requests for documents, civil investigative demands, and subpoenas, from third-party payers or other third parties, including government entities; or may be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.

We currently offer a number of genetic tests, and each of those tests is an LDT. The FDA considers an LDT to be a test that is designed, developed, validated and used within a single laboratory. The FDA has historically taken the position that it has the authority to regulate such tests as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval or clearance of LDTs, it has generally chosen not to enforce those requirements to date. The regulatory environment for LDTs is unstable; in 2020 HHS directed FDA to stop regulating LDTs but in 2021 HHS reversed its policy. Thereafter, the FDA resumed requiring submission of emergency use authorization, or EUA, requests, for COVID-19 LDTs, but has not indicated an intent to regulate other, non-COVID, LDTs. Various legislation has been introduced seeking to substantially revamp the regulation of both LDTs and IVDs. For example, the VALID Act, introduced in June 2021, would clarify and enhance FDA’s authority to regulate LDTs, while the VITAL Act, introduced in May 2021, would assign oversight of LDTs exclusively to CMS. Congress may still act to provide further direction on the regulation of LDTs and substantially modify the regulation of IVDs.

In the meantime, the regulation by the FDA of LDTs remains uncertain. If FDA premarket clearance, approval or authorization is required for any of our existing or future tests, or for any components or materials we use in tests, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we or our supplier work to obtain FDA clearance, approval or de novo authorization. Our business would be adversely affected while such review is ongoing and if we or our supplier are ultimately unable to obtain premarket clearance, approval or de novo authorization. For example, the regulatory premarket clearance, approval or de novo authorization process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed or plan to perform for each of our products and would involve submitting a premarket notification, or 510(k), a de novo application, or filing a PMA application with the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or de novo authorizations. In addition, we may require cooperation in our filings for FDA clearance, approval or de novo authorization from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances, approvals or de novo authorizations, or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance, approval or de novo authorization for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we have been party to certain intellectual property proceedings with Illumina as described elsewhere in these Risk Factors. Furthermore, if FDA premarket clearance, approval or de novo authorization is required, our cash flows may be adversely affected until we obtain such clearance, approval or de novo authorization, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to, but which do not, have marketing authorization.

In May 2019, the FDA granted Breakthrough Device designation for our Signatera test for use in the post-surgical detection and quantification of ctDNA in the blood of patients previously diagnosed with certain types of cancer and in combination with certain drugs, and in March 2021, the FDA granted two additional Breakthrough Device designations for our Signatera test, covering the development of Signatera through Phase III clinical trials as a companion diagnostic to two different cancer therapies. While receiving such designation enables us to have increased interactions with FDA, we cannot assure you that this designation will lead to accelerated review or approval of our regulatory submissions for Signatera.

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

Furthermore, the FDA or the Federal Trade Commission, or FTC, as well as state consumer protection agencies, may object to the materials and methods we use to promote the use of our current tests or other LDTs we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by the FDA may include, among others, untitled or warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future tests, products or services; operating restrictions and partial suspension or total shutdown of production. Enforcement actions by the FTC and state consumer protection agencies may include, among others, injunctions, civil penalties, and equitable monetary relief.

Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model.

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our Constellation cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have entered into a license agreement with BGI Genomics to commercialize our Signatera test in China and to develop reproductive health tests in select markets using BGI Genomics’s sequencing instruments and platform, such commercialization and development activities are subject to obtaining and maintaining necessary regulatory approvals in the relevant jurisdictions. In addition, while we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents for our licensees to run their NIPT based on our technology, we have not obtained a CE Mark for our Panorama test as a whole. Therefore, while we are able to offer Constellation in the European Union and other countries that accept a CE Mark, we are unable to offer Panorama as an IVD directly in these jurisdictions. This, coupled with our use of our Panorama brand name under our Constellation model, has caused regulatory authorities to question whether we, our laboratory partners or our licensees may be marketing, commercializing or otherwise offering our tests without required approvals. We are occasionally required to address inquiries from regulatory authorities in various countries, such as those in the European Union, regarding the regulatory status of our Panorama or Constellation offerings, and expect that we will continue to face similar inquiries. If we do not continue to satisfactorily address any such questions in the future, we may be required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries.

We may also be at a competitive disadvantage in the European Union to our competitors who have obtained a CE Mark for their end-to-end NIPT. In addition, as further described in the risk factor entitled “Risks Related to Our Business and Industry—We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers,” blood collection tubes sourced solely from Streck are required to run our tests. These blood collection tubes are CE Marked by the European Commission; however, if such blood collection tubes are not registered in jurisdictions that do not accept a CE Mark, we may be unable to expand our business in such jurisdictions.

We may also need to obtain regulatory clearance, approval or de novo authorization in the United States for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. We have discussed with the FDA the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC, to make calls of copy number variants, which are genetic mutations in which relatively large regions of the genome have been deleted or duplicated. The FDA has indicated that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the premarket approval, or PMA, process. The FDA has stated that it would not prevent us from marketing Constellation in the United States while we discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself either on the appropriate regulatory review path or regarding our ability to continue to market Constellation. In addition, the 21st Century Cures Act, enacted in 2016, includes a number of provisions relating to the FDA’s regulatory approach to software that may have bearing on the regulatory status of our Constellation software. We cannot guarantee that we will be able to obtain such clearance, approval or authorization for our Constellation software, in the event that we are required to do so. If we are unable to do so, we would be unable to commercialize our cloud-based distribution model in the United States. If we are able to do so, we will be subject to ongoing FDA obligations and continued regulatory oversight and review, including compliance with requirements such as the quality system regulation, or QSR, which establishes extensive requirements for quality assurance and control as well as manufacturing procedures; establishment registration and the listing of our devices with the FDA; adverse event and malfunction reporting; correction, removal, and recall actions and reporting; and labeling and promotional requirements. We may also be subject to additional FDA post-marketing obligations. If we are not able to maintain regulatory compliance to the extent required, we may not be permitted to offer our Constellation software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution.

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

Furthermore, the molecular diagnostics industry as a whole is a growing industry and regulatory bodies such as HHS or the FDA may apply heightened scrutiny to our products or to new developments in the field. While we have taken steps to ensure compliance with the current regulatory regime in all material respects, given its nature and our geographical diversity, there could be areas where we are non-compliant. Any change in the federal or state laws or regulations, including as a result of political pressure, relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be non-compliant with current or future regulatory requirements, we may be subject to sanctions which could include substantial financial penalties and criminal proceedings, which could result in changes to our operations, adverse publicity and other consequences, which may adversely affect our business, financial condition and results of operations by increasing our cost of compliance or limiting our ability to develop, market and commercialize our tests.

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

We are subject to CLIA, a federal law that, in partnership with the states, regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease or impairment of, or assessment of the health of, human beings. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in areas including personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for our tests. Our laboratories located in Austin, Texas and San Carlos, California are both CLIA certified and accredited by the College of American Pathologists, or CAP, a third party accreditation organization with deeming, or delegated, authority from CMS to determine compliance. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA and/or state inspectors may conduct random inspections of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA, CAP or state requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation or state laboratory permit, as well as a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs and significant adverse publicity. Bringing our laboratory back into compliance with CLIA requirements could cause us to incur significant expenses and potentially lose revenues in order to address deficiencies and achieve compliance.

Some states require that we hold licenses or permits to test samples from patients in those states, even if our laboratory facilities are not located in those states, and as a result we are also required to maintain standards related to those states’ licensure requirements to conduct testing in our laboratories. California requires laboratories operating in or testing specimens from individuals located in California to hold state licensure in addition to CLIA certification.  California laboratory registration is required for our San Carlos, California as well as for our Austin, Texas laboratory, because our Texas laboratory receives specimens originating from California; the State of Texas implements CLIA requirements on laboratories operating within Texas but does not impose additional state licensure or registration requirements. Additionally, all personnel involved in testing in our California laboratory must maintain a California state license or be supervised by licensed personnel. We maintain a license in good standing with the California Department of Public Health, or CDPH, for both our California and Texas laboratories. In addition, the New York State Department of Health, or NYSDOH, requires out-of-state laboratories that test specimens originating from New York to hold an NYSDOH permit and to comply with NYSDOH laboratory standards, including prior NYSDOH approval of LDTs. We test specimens originating from New York at our San Carlos, California laboratory only, which has received approval from the NYSDOH to offer our Panorama, Horizon, Spectrum, Anora, Prospera and non-invasive prenatal paternity LDTs to residents of New York. Although we do not currently test specimens originating from New York at our Texas laboratory, our Texas laboratory has also received approval from the NYSDOH to offer certain of our tests. Our laboratory director must also maintain a Certificate of Qualification issued by NYSDOH.

As under CLIA, we are subject to routine on-site inspections or inspections in response to a complaint under both California and New York state laboratory laws and regulations. If we are found to be out of compliance with either California or New York requirements, CDPH or NYSDOH may suspend, restrict or revoke our license or laboratory permit, respectively (and, with respect to California, may exclude persons or entities from owning, operating or directing a laboratory for two years following such license revocation), assess civil monetary penalties, or impose specific corrective action plans, among other sanctions. We cannot assure you that the regulators in any state from which we have obtained a required license or permit will find us to be in compliance with the applicable laws of their respective state at all times, which may result in suspension, limitation, revocation or annulment of our laboratory’s license for that state or negative impact to our CLIA certificate, censure, or civil monetary penalties, and would result in our inability to test samples from patients in that state. Any such consequences could materially and adversely affect our business by prohibiting or limiting our ability to offer testing.

Changes in government healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and other third-party payers.

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by potentially significant and unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payers, or in government-sponsored programs in which we may participate, such as the California PNS Program. Any such changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. We cannot predict the impact, if any, of governmental healthcare policy changes on our business, financial condition and results of operations.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA, was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the PPACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The PPACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. However, there have been multiple attempts to repeal PPACA or significantly scale back its applicability, which if successful could negatively impact reimbursement for our testing, and could adversely affect our test volumes and, in turn, our business, financial condition, results of operations, and cash flows. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, repeals the requirement under PPACA that consumers buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that fewer consumers may carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests, which could impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA in the past, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may continue to evolve, be modified, or otherwise change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. Under PAMA, services payable by Medicare under the CLFS are being calculated based on negotiated payment rates paid by private payers for the same test. The implementation of the PAMA rates have negatively impacted overall pricing and reimbursement for many clinical laboratory testing services and continue to be the subject of controversy in the industry. The new rates under PAMA have not had a material impact on our business because our revenues from Medicare have been very low; however, we expect the new rates to have greater impact on us as we increase billing for our Signatera and Prospera testing. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of government health plans pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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
•

the federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful solicitation, receipt, offer or payment of remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as Medicare;

•	the federal False Claims Act which prohibits, among other things, the presentation of false or fraudulent claims for payment from Medicare, Medicaid, or other government-funded third-party payers;
•

federal laws and regulations governing the Medicare program, providers of services covered by the Medicare program, and the submission of claims to the Medicare program, as well as the manuals and guidance issued by CMS and the local medical policies promulgated by the Medicare Administrative Contractors with respect to the implementation and interpretation of such laws and regulations;

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

•

the federal Civil Monetary Penalties statute, which, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program;

•

EKRA, which applies to items or services reimbursed by any health care benefits program, including commercial insurers, that, among other things, prohibits the knowing or willful payment or offer, or the solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing;

•	the prohibition on reassignment by the program beneficiary of Medicare claims to any party; and
•

state law equivalents to the above laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state data privacy and security laws which may be more stringent than HIPAA.

Furthermore, a development affecting our industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $23,607 for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, there has been a recent trend of increased U.S. federal and state regulation, scrutiny and enforcement relating to payments made to referral sources, which are governed by these laws and regulations.

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

The federal HIPAA privacy and security regulations establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, healthcare providers, and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including patient authorization of the use and disclosure of, administrative, technical and physical safeguards for, and analysis of security incidents and breach notification requirements with respect to, protected health information. HIPAA provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties.

The HIPAA privacy and security regulations establish minimum requirements, and do not supersede state laws that are more stringent. A number of states include medical information in the definition of personal information and have implemented requirements or standards more stringent than HIPAA. Therefore, while we have implemented policies and procedures related to compliance with the HIPAA regulations, we are also required to comply with various state privacy and security laws and regulations, and could incur penalties, compliance costs as a result of non-compliance, or damages under state laws pursuant to an action brought by a private party for the wrongful use or disclosure of confidential health information or other private personal information. In addition, other federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretation by various governmental authorities and courts, resulting in complex compliance issues.

The GDPR data privacy regulations comprehensively reform the prior data protection rules of the European Union, and are more stringent, provide for higher potential liabilities, and apply to a broader range of personal data than those in the United States. The GDPR is applicable to U.S.-based companies, such as ours, that do business or offer services in, or that process or hold personal data of data subjects in, the European Union. While our current processes and practices comply with the GDPR, we have needed to expend considerable time and resources, including management attention, to revise our practices to ensure ongoing compliance with GDPR. Furthermore, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the European Union.

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

Many of the sequencers, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are labeled as for research use only, or RUO. In addition, we offer a version of our Signatera test as a research use only offering. Products that are intended for research use only and are labeled as RUO are exempt from compliance with FDA requirements, including the approval, clearance or authorization and other product quality requirements for medical devices. A product labeled RUO but which is actually intended by the manufacturer for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has issued guidance stating that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution of the product, including how the product is marketed and to whom. In addition, many of the reagents used to perform our testing are offered for sale as analyte specific reagents, or ASRs. ASRs are medical devices and must comply with QSR provisions and other device requirements, but most are exempt from premarket review. The FDA could disagree with a manufacturer’s assessment that the manufacturer’s products are ASRs, or could conclude that products labeled as RUO are actually intended by the manufacturer for clinical diagnostic use, and could take enforcement action against the manufacturer, such as us with respect to Signatera (RUO), including requiring the manufacturer to cease offering the product while it seeks clearance, approval or authorization. Manufacturers of RUO products that we employ in our other tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

The sequencers and reagents supplied to us by Illumina are labeled as RUO in the United States. We are using these sequencers and reagents for clinical diagnostic use. If the FDA were to require clearance, approval or authorization for the sale of Illumina’s sequencers and if Illumina does not obtain such clearance, approval or authorization, we would have to find an alternative sequencing platform for Panorama. We currently have not validated an alternative sequencing platform on which Panorama could be run in a commercially viable manner. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations would be adversely affected.

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

All clinical data and blood samples that we receive for genetic testing are required to have been collected from individuals who have provided appropriate informed consent for us to perform our testing, both commercially and in clinical trials. We seek to ensure that the individuals from whom the data and samples are collected do not retain or have conferred any proprietary or commercial rights to the data or any discoveries derived from them. Our partners operate in a number of different countries in addition to the United States, and, to a large extent, we rely upon them to comply with the individual’s informed consent and with U.S. and international laws and regulations. The collection of data and samples in many different U.S. states and foreign countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under different legal systems. The individual’s informed consent obtained could be challenged in the future in any particular jurisdiction, and those informed consents could be deemed invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our laboratory distribution partners, could deny us access to, or force us to stop testing samples in, a particular country or could call into question the results of our clinical trials. We could also be precluded from billing third-party payers for tests for which informed consents are challenged, or could be requested to refund amounts previously paid by third-party payers for such tests. We could become involved in legal challenges, which could require significant management and financial resources and adversely affect our revenues and results of operations.

Risks Related to Our Intellectual Property

Litigation or other proceedings resulting from either third-party claims of intellectual property infringement, or asserting infringement by third parties of our technology, is costly, time-consuming, and could limit our ability to commercialize our products or services.

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties, and our ability to successfully prevent third parties from infringing our intellectual property. We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Third parties, including our competitors, have asserted and may in the future assert that we are infringing their intellectual property rights; in particular, we are or have recently been engaged in patent infringement lawsuits and other intellectual property disputes against various competitors in each of the industries in which we operate, as described in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. We may become subject to and/or initiate future intellectual property litigation as our product portfolio, and the level of competition in our industry segments, grow.

Should we be unsuccessful defending against patent infringement claims, we may be required to pay substantial royalties, money damages, change our marketing practices, or be enjoined from offering certain products or services. In addition, we could experience delays in product introductions or sales growth while we attempt to develop non-infringing alternatives. Any of these or other adverse outcomes could prevent us from offering our tests or otherwise have a material adverse effect on our business, financial condition and our results of operations.

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

If our trademarks and trade names are not adequately protected, we may not be able to establish or maintain name recognition in our markets of interest, and our business may be adversely affected.

Failure to maintain our trademark registrations, or to obtain new trademark registrations in the future, could limit our ability to protect our trademarks and impede our marketing efforts in the countries in which we operate. We may not be able to protect our rights to trademarks and trade names that we may need to build name recognition with potential partners or customers in our markets of interest. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, and possibly unsuccessful. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to infringe on other marks.

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

The conditional conversion feature of the Convertible Notes has been triggered for certain applicable periods beginning with the quarter ended September 30, 2020. During periods for which the conditional conversion feature has been or is triggered, holders of the Convertible Notes are entitled to convert their Convertible Notes at any time during such periods at their option. If one or more holders elect to convert their Convertible Notes, unless we choose to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would elect to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. No holders have elected to convert their Convertible Notes.

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

The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes, and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

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

Under previous accounting standards, under certain circumstances we would be eligible to use the treasury stock method to reflect the shares underlying the Convertible Notes in our diluted earnings per share. Under this method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we would calculate our diluted earnings per share assuming that all the Convertible Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner would be anti-dilutive, or if the conversion value of the Convertible Notes would not exceed their principal amount for a reporting period, then the shares underlying the Convertible Notes would not be reflected in our diluted earnings per share. In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This guidance, which is effective for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), eliminated the treasury stock method described above for convertible instruments such as the Convertible Notes and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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

The trading prices of the securities of life sciences companies, including ours, have been and may continue to be highly volatile; and financial markets in general, including our stock, have experienced particularly high volatility as a result of the ongoing COVID-19 pandemic. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

•	changes in reimbursement practices by current or potential payers;
•	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our stock;
•	negative publicity, including misinformation, about our company, our tests, or the commercial markets in which we operate;
•	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•	actual or anticipated changes in regulatory oversight of our products;
•	development of disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation;
•	announcement or expectation of additional debt or equity financing efforts;
•	any major change in our management;
•

general economic conditions and slow or negative growth of our markets, including as a result of changes in the rate of inflation (including the cost of raw materials, commodities, and supplies) and interest rates; and

•	changes in business, economic, and political conditions, including war, political instability and related military action.

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, as has been the case in recent months, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies, including us, that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, and we may in the future become subject to such litigation. For example, we have in the past been subject to a purported securities class action lawsuit filed against us, our directors and certain of our officers and stockholders related to our initial public offering. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our former underwriters, in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

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

Although we determined that our internal controls over financial reporting were effective as of December 31, 2021, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

From time to time, we may issue additional securities or sell common stock, convertible securities, such as the Convertible Notes, or other equity securities in one or more transactions at prices and in a manner we determine. We also expect to continue to issue common stock to employees and directors pursuant to our equity incentive plans. If we sell or issue common stock, convertible securities, or other equity securities, or common stock is issued pursuant to equity incentive plans, investors in our common stock may be materially diluted. As we have done in the past, we may decide to issue common stock or other equity securities in connection with an acquisition or a strategic or commercial transaction, which could cause dilution to our existing stockholders. New investors in such transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

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

As we have done in the past, we may issue our shares of common stock or securities convertible into our common stock, such as our Convertible Notes, from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the price of our common stock to decline.

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

As of December 31, 2021, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 10.55% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We lease office facilities under non-cancelable operating lease agreements. We currently occupy approximately 136,000 square feet of laboratory and office space at 201 Industrial Road in San Carlos, California pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces, referred to as the First Space and the Second Space. The First Space covers approximately 88,000 square feet at an average base rent of $340,972 per month for the year 2020. The Second Space covers approximately 48,000 square feet at an average base rent of $197,605 per month. The original lease term is approximately 84 months and expires in October 2023. In January 2021, we entered into an amendment of the lease to extend the term for 48 months to October 2027. The combined monthly rent for the First Space and Second Space will be $776,671 commencing in October 2023.

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

In Tukwila, Washington, we lease a facility initially to provide storage of our cord blood tissue units. The facility covers approximately 10,000 square feet, with a lease term of 62 months beginning in June 2018 and expiring in July 2023. In the third quarter of 2019, we sold the Evercord business and the facility was subleased to a third party. We do not intend to exercise its option to renew the facility upon expiration.

Our subsidiary leases laboratory and office space in Austin, Texas, comprising approximately 94,000 square feet pursuant to a lease expiring in November 2026. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016. In December 2021, we entered into an amendment of the Austin lease agreement which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces, referred to as the First Expansion Premises and the Second Expansion Premises. The First Expansion Premises consists of 32,500 rentable square feet and commences in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commences in September 2022. The terms of the First and Second Expansion Premises expire in March 2033.

We entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a three-year term. The premises is used for general office, laboratory and research use.

As part of the in-process research and development, or the IPR&D, asset acquisition in September 2021, we inherited a 24-month lease for 7,107 square feet of laboratory space in Canada. The annual lease payment starts at $0.2 million.

We have also historically entered into leases of individual workspaces and storage spaces at various locations on both a month-to-month basis without an established lease term, and more recently for certain locations, have committed to terms approximating one to five years. For the facilities without a committed lease term, we have elected to not recognize them as the right-of-use assets on the balance sheet as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, we have recorded a right-of-use asset.

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

Holders

As of February 24, 2022, we had 2 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing. The following graph compares the cumulative total stockholder return on our common stock between our initial public offering on July 2, 2015 and December 31, 2021 with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. The chart assumes $100 was invested at the close of market on July 2, 2015, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

CUMULATIVE TOTAL RETURN COMPARISON
Assumes Initial Investment of $100
From July 2, 2015 to December 31, 2021
US Dollars
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
7/2/2015
12/31/2015
12/30/2016
12/29/2017
12/31/2018
12/31/2019
12/31/2020
12/30/2021
Natera, Inc.
NASDAQ Biotechnology Index
NASDAQ Composite Index

		Nasdaq	Nasdaq
Trade Date	Natera, Inc.	Biotechnology	Composite
Base period 7/2/2015	$100	$100	$100
12/31/2015	$47.49	$91.34	$99.96
12/31/2016	$51.50	$71.53	$107.46
12/31/2017	$39.53	$86.60	$137.81
12/31/2018	$61.39	$78.52	$132.46
12/31/2019	$147.45	$97.34	$178.59
12/31/2020	$437.64	$122.78	$257.29
12/31/2021	$408.40	$122.00	$312.32

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial data. The consolidated statements of operations data for the three fiscal years ended December 31, 2021, 2020, and 2019 and the consolidated balance sheet data as of December 31, 2021 and 2020 are derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the fiscal years ended December 31, 2018, 2017 and 2016, and the balance sheet data as of December 31, 2019, 2018, 2017 and 2016 are derived from audited financial statements that are not included in this annual report on Form 10-K.

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

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019	2018	2017

Selected Statement of Operations Data:
Total revenues	$625,486	$391,005	$302,328	$257,654	$209,625
Total cost and expenses	1,093,660	607,282	418,615	372,282	344,966
Interest expense and other (expense) income, net	(2,924)	(7,520)	(6,541)	(13,205)	(1,833)
Income tax expense	(618)	(98)	(1,999)	(321)	(454)
Loss on debt extinguishment	—	(5,848)	—	—	—
Net loss	$(471,716)	$(229,743)	$(124,827)	$(128,154)	$(137,628)
Net loss per share, basic	$(5.21)	$(2.84)	$(1.79)	$2.22	$(2.58)
Net loss per share, diluted	$(5.21)	$(2.84)	$(1.79)	$2.22	$(2.59)

	As of December 31,
(in thousands)	2021	2020	2019	2018	2017

Selected Balance Sheet Data:
Cash, cash equivalents and restricted cash	$84,614	$48,855	$61,981	$51,004	$13,021
Short-term investments	829,896	688,606	379,065	107,461	106,247
Inventory	26,909	20,031	12,394	13,633	8,998
Property and equipment, net	65,516	33,348	23,283	24,336	29,667
Total assets	1,236,487	932,153	582,656	268,171	214,613
Debt	330,446	252,547	123,779	123,510	123,177
Total liabilities	583,183	445,917	303,945	236,009	189,196
Total stockholders' equity	653,304	486,236	278,711	32,162	25,417

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we deploy to change the management of disease worldwide. We began in the women’s health space, in which we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. Our technology is now also being proven in the oncology market, in which we are commercializing, among others, a personalized blood-based DNA test to detect molecular residual disease and monitor disease recurrence, as well as in the organ health market, with tests to assess organ transplant rejection. We seek to enable even wider adoption of our technology through Constellation, our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories.

We currently provide a comprehensive suite of products in women’s health, as well as our oncology and organ health products, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test (“NIPT”), as well as Horizon, our Carrier Screening (“HCS”) test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and Vistara single-gene NIPT, as well as our Empower hereditary cancer screening test, which we also plan to offer to oncologists through our oncology sales channel. We also offer our Signatera molecular residual disease test for oncology applications, which we commercialize as a test run in our CLIA laboratory and offer on a research use only (“RUO”) basis to research laboratories and pharmaceutical companies; and our Prospera organ transplant assessment tests.

We process tests in our laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) in Austin, Texas and San Carlos, California. A portion of our testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests, and research laboratories and pharmaceutical companies. We market and sell our tests through our direct sales force and, for our women’s health tests, through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients, pharmaceutical companies and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers with whom we have in-network contracts. Such insurers reimburse us for our tests pursuant to our in-network contracts with them, based on positive coverage determinations, which means that the insurer has determined that the test in general is medically necessary for this category of patient.

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

During the year ended December 31, 2021, we processed approximately 1,570,000 tests, comprised of approximately 1,513,400 tests accessioned in our laboratories, compared to December 31, 2020, in which we processed approximately 1,026,500 tests, comprised of approximately 974,400 tests accessioned in our laboratories, and approximately 804,300 tests processed during the year ended December 31, 2019, comprised of approximately 753,800 tests accessioned in our laboratories. This increase in volume represents continuous commercial growth of Panorama and HCS, both as tests performed in our laboratories as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force were 89%, 87% and 80% for the years ended December 31, 2021, 2020, 2019, respectively. The percent of our revenues attributable to U.S. laboratory partners for the year ended December 31, 2021 was 5%, which was down from 7% and 6%, when compared to the years ended December 31, 2020 and 2019. The percent of our revenues attributable to international laboratory partners and other international sales for the years ended December 31, 2021 was 6%, consistent with 6% and down from 14% for the years ended December 31, 2020 and December 31, 2019, respectively.

For the year ended December 31, 2021, total revenues were $625.5 million, compared to $391.0 million and $302.3 million in the years ended December 31, 2020 and 2019, respectively. Product revenues generated from our testing accounted for $567.1 million or 91% of total revenues for the year ended December 31, 2021, compared to $367.2 million or 94% of total revenues for the year ended December 31, 2020 and $269.9 million or 89% of total revenues for the year ended December 31, 2019. For the years ended December 31, 2021, 2020, and 2019, there were no customers exceeding 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $34.6 million, representing 6% of total revenues for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, revenues from customers outside the United States were $25.3 million and $41.5 million, representing approximately 6% and 14%, respectively, of total revenues.

Our net losses for the years ended December 31, 2021, 2020, and 2019, were $471.7 million, $229.7 million, and $124.8 million, respectively. This included non-cash stock compensation expense of $115.2 million, $50.2 million, and $28.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1.4 billion.

COVID-19 Impact

The COVID-19 pandemic has continued to present a global public health and economic challenge that has affected our business operations and the U.S. and other major economies and financial markets. We have modified our business practices in response to the spread of COVID-19 (including temporary closures of our offices, implementing remote work policies and practices, vaccination requirements, travel restrictions, and other measures as we have deemed necessary or appropriate from time to time), and incur additional operating costs, and we may take further actions from time to time as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that such actions will be sufficient to mitigate the continuing risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, recruiting and retention difficulties, government actions, including the prospect of rising interest rates, inflationary pressure, and stock market volatility, or other restrictions in connection with the COVID-19 pandemic, our operations and financial results will be impacted.

The extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition will depend on future developments, which continue to remain highly uncertain and cannot be predicted, including, but not limited to, the continued duration and spread of the pandemic, including the contagiousness of variants and their severity, the actions to contain the virus or address its impact, and whether, when and to what extent pre-pandemic economic and operating activities can resume. The COVID-19 pandemic could continue to limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of laboratory supplies and reagents or a suspension of services from other laboratories or third parties. We also increased our dependence on growing and maintaining a network of mobile phlebotomy specialists who can provide testing capabilities, as many consumers are unable to visit clinics, hospitals or other testing facilities as a result of the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business because of its global economic impact, including as a result of inflation and any recession that has occurred or may occur in the future.

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

In particular, while our test volumes in 2021 have increased compared to the previous year, and the average selling price of our tests collected from insurance payors in the year ended December 31, 2021 increased compared to the year ended December 31, 2020, we cannot predict volatility of the volumes and selling prices of our tests that may result from the continued impact of the COVID-19 pandemic, and either or both of these metrics may fluctuate from period to period. Further, we cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on our business.

In response to the COVID-19 pandemic, we have implemented measures to protect the health of our employees and to support the functionality of our laboratories. We will continue to support and incur expenditures towards COVID-19 prevention and employee safety.

Since the World Health Organization ("WHO") declared the global outbreak of COVID-19 to be a pandemic in March 2020, we have operated in an uncertain and disruptive pandemic environment but to date we have successfully maintained our operational effectiveness, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. We continue to closely monitor the recent developments surrounding this pandemic and resurgences including, among other developments, local, state, national and global vaccination efforts and the potential impacts of variants.

Components of the Results of Operations

The section of this Management’s Discussion and Analysis generally discusses year-to-year comparisons between 2021 and 2020. Discussions of year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

Licensing and Other Revenues

Revenues recognized from tests processed through our Constellation model, from our Qiagen, BGI Genomics, and Foundation Medicine agreements (collectively the “Strategic Partnership Agreements”), and from our Signatera research use only and companion diagnostics (“CDx”) offering are reported in licensing and other revenues. We also recognize licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. As of December 31, 2021, we are recognizing revenues on 15 licensing and service arrangements with laboratories under our Constellation model.

Our strategy to offer our algorithm to laboratory licensees via our Constellation cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, its associated gross margin is higher.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to Constellation clients, development and support services relating to our Strategic Partnership Agreements, and costs associated with specimens and Whole Exome Sequencing (“WES”), as well as labor costs, relating to our Signatera (RUO) and CDx offering.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be revenue recognition, leases, inventory, fair value measurements, and stock-based compensation. Refer to note 2, Summary of Accounting Policies, for details.

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

Licensing and Other Revenues

We recognize licensing revenues from our Constellation cloud-based distribution model, pursuant to which we grant licenses to laboratories to access our proprietary bioinformatics algorithms through our cloud-based software to analyze the results of molecular workflows that such licensees develop and perform in their laboratories. In addition, the royalties we receive from our arrangement with a prenatal paternity licensee are recognized Constellation revenues.

We also recognize revenues from our Signatera (RUO) offering, which is for research use only to cancer researchers and biopharmaceutical companies as well as our CDx offering. We enter into agreements with pharmaceutical companies to utilize our Signatera tests typically to study new cancer treatments or to validate the outcomes of clinical trials for which the pharmaceutical companies are identified as customers.

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

We also account for uncertain tax positions in accordance with ASC 740, which requires us to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained upon review by federal or state examiners. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We maintained a full valuation allowance against our net deferred tax assets in 2021 and 2020 due to the uncertainty surrounding realization of these assets (for details, please refer to Note 13, Income Taxes). In addition, our policy is to report interest and penalties related to unrecognized tax benefits as income tax expenses.

Stock-Based Compensation

We have included stock-based compensation as part of our cost of revenues and our operating expenses in our statements of operations as follows:

	Year ended December 31,
	2021			2020			2019
	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$4,811	$—	$4,811	$1,691	$—	$1,691	$905	$32	$937
Research and development	24,507	1,361	25,868	10,777	647	11,424	5,354	—	5,354
Selling, general and administrative	84,368	172	84,540	36,747	309	37,056	21,730	603	22,333
Total	$113,686	$1,533	$115,219	$49,215	$956	$50,171	$27,989	$635	$28,624

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We then compare the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There were no asset impairment charges for the years ended December 31, 2021 and 2020.

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

Results of Operations

Comparison of the years ended December 31, 2021, 2020, and 2019

	Year Ended December 31,			Changes
(in thousands)	2021	2020	2019	2021 - 2020		2020 - 2019
				Amount	Percent	Amount	Percent
Revenues:
Product revenues	$567,149	$367,211	$269,881	$199,938	54.4%	$97,330	36.1%
Licensing and other revenues	58,337	23,794	32,447	34,543	145.2	(8,653)	(26.7)
Total revenues	625,486	391,005	302,328	234,481	60.0	88,677	29.3
Cost and expenses:
Cost of product revenues	302,663	185,865	162,604	116,798	62.8	23,261	14.3
Cost of licensing and other revenues	15,755	17,755	12,866	(2,000)	(11.3)	4,889	38.0
Research and development	264,208	100,035	51,357	164,173	164.1	48,678	94.8
Selling, general and administrative	511,034	303,627	206,176	207,407	68.3	97,451	47.3
Gain on disposal of business	—	—	(14,388)	—	*	14,388	*
Total cost and expenses	1,093,660	607,282	418,615	486,378	80.1	188,667	45.1
Loss from operations	(468,174)	(216,277)	(116,287)	(251,897)	116.5	(99,990)	86.0
Interest expense	(8,305)	(15,082)	(10,693)	6,777	(44.9)	(4,389)	41.0
Interest and other income, net	5,381	7,562	4,152	(2,181)	(28.8)	3,410	82.1
Loss on debt extinguishment	—	(5,848)	—	5,848	(100.0)	(5,848)	100.0
Loss before income taxes	(471,098)	(229,645)	(122,828)	(241,453)	105.1	(106,817)	87.0
Income tax expense	(618)	(98)	(1,999)	(520)	530.6	1,901	(95.1)
Net loss	$(471,716)	$(229,743)	$(124,827)	$(241,973)	105.3%	$(104,916)	84.0%

_______________________

* Not meaningful

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees, and revenues from our Signatera (RUO) and CDx offering. Total revenues increased by $234.5 million, or 60.0%, when compared to the year ended December 31, 2020.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratories or processed outside of our laboratories. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the year ended December 31, 2021, total reported units were approximately 1,453,500, comprised of approximately 1,400,100 tests reported in our laboratories. Comparatively, during the year ended December 31, 2020, total reported units were approximately 962,400, comprised of approximately 912,500 tests reported in our laboratories.

Product Revenues

During the year ended December 31, 2021, product revenues increased by $199.9 million, or 54.4% compared to the year ended December 31, 2020, as a result of the continued revenue growth from increased test volumes.

Licensing and Other Revenues

Licensing and other revenues increased by $34.5 million, or 145.2%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in revenue was primarily due to an increase in revenues recognized from our collaborative agreements and Signatera CDx development revenues.

Cost of Product Revenues

During the year ended December 31, 2021, cost of product revenues increased by $116.8 million or 62.8% when compared to the year ended December 31, 2020, primarily due to higher costs related to inventory consumption of $19.0 million driven by an increase in accessioned cases, a $47.0 million increase in third-party fees, a $8.5 million increase in shipping related charges due to higher volume, and a $42.3 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the year ended December 31, 2021, when compared to the year ended December 31, 2020, decreased by approximately $2.0 million, or 11.3%, primarily due a decrease of $2.2 million from third party service fees associated with volume discounts and a $0.7 million net decrease in labor and overhead related costs, offset by a $0.9 million increase in costs related to inventory consumption.

Research and Development

Research and development expenses during the year ended December 31, 2021 increased by $164.2 million, or 164.1%, when compared to the year ended December 31, 2020. The increase was driven by a $60.3 million increase in salary and related expenditures primarily due to headcount growth, which includes a $14.4 million increase in stock-based compensation expense, an increase of $24.4 million of consulting costs, a $23.0 million increase of costs related to clinical studies to support our new product offerings and research and development project pipeline, $35.6 million in-process research and development related to the asset acquired in 2021, $6.3 million of expenses related to acquisition-related milestones, a $8.2 million increase related to software licenses to support the Company’s technology for use in research and development, and a $6.4 million increase in facilities and other costs to support increases in the Company’s headcount.

Selling, General and Administrative

Selling, general and administrative expenses increased by $207.4 million, or 68.3%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was attributable to an increase of $140.6 million in salary and related expenditures primarily due to headcount growth to support new product offerings, which includes a $47.5 million increase in stock-based compensation expense, a $21.3 million increase in marketing expenses, a $11.9 million increase in travel related costs, a $6.7 million increase from third party billing services fees, a $15.2 million increase in legal fees related to the Company’s ongoing legal matters, and a $11.7 million increase related to computer hardware and software licenses, and bank fees, office supplies and other costs to support new product offerings.

Interest Expense

Interest expense decreased by $6.8 million, 44.9%, in the year ended December 31, 2021 compared to the same period in the prior year. The interest expense from the Convertible Notes issued in April 2020, was lower in the current period due to the adoption of ASU 2020-06 where the majority of the non-cash interest expense was eliminated. In addition, the 2017 Term Loan with Orbimed was extinguished in April 2020.

Interest and Other Income

Interest and other income decreased by $2.2 million, or 28.8%, in the year ended December 31, 2021, compared to the same period in the prior year, primarily due to less interest income as a result of lower yields from our investments.

Loss on Debt Extinguishment

The loss on debt extinguishment of $5.8 million was a result of the repayment of the outstanding principal and interest under the 2017 Term Loan with OrbiMed in April 2020.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the year ended December 31, 2021, we had a net loss of $471.7 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of December 31, 2021, we had an accumulated deficit of $1.4 billion. We had $84.6 million in cash and cash equivalents and restricted cash, $829.9 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. We used a portion of the net proceeds from the offering of the Convertible Notes to repay our obligations under our 2017 Term Loan with OrbiMed.

While we have introduced multiple products that are generating revenues, these revenues have not been sufficient to fund our operations and business plans. Accordingly, we have funded the portion of operating costs and business plans that exceeds revenues through a combination of equity issuances and debt and other financings. We expect to develop and commercialize future products and, consequently, we will need to generate additional revenues to achieve future profitability and may need to raise additional equity or incur additional debt. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing when necessary, we may be required to delay or slow our investment in the development and commercialization of our products and significantly scale back our business and operations.

In April 2019, we completed an underwritten equity offering and sold 6,052,631 shares of common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, we received proceeds of $108.1 million net of the underwriting discount. In October 2019, we completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $216.2 million net of the underwriting discount. In September 2020, we completed an additional underwritten equity offering and sold 4,791,665 shares of our common stock at a price of $60 per share to the public. Before offering expenses of $0.3 million, we received proceeds of $271.0 million net of the underwriting discount. In July 2021, we completed an underwritten equity offering and sold 5,175,000 shares of our common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $551.2 million net of the underwriting discount. As cash flows from our operations are currently negative, our contractual obligations and other commitments are satisfied by both the equity financing described above and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after February 24, 2022.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Cash used in operating activities	$(335,236)	$(182,512)	$(63,444)
Cash used in investing activities	(205,193)	(331,461)	(266,353)
Cash provided by financing activities	576,188	500,847	340,774
Net increase (decrease) in cash, cash equivalents and restricted cash	35,759	(13,126)	10,977
Cash, cash equivalents and restricted cash, beginning of period	48,855	61,981	51,004
Cash, cash equivalents and restricted cash, end of year	$84,614	$48,855	$61,981

Cash Used in Operating Activities

Cash used in operating activities during the year ended December 31, 2021 was $335.2 million. The net loss of $471.7 million includes $182.5 million in non-cash charges resulting from $11.3 million of depreciation and amortization, $35.6 million expense of in-process research and development, $10.9 million of non-cash lease expense, $115.2 million of stock-based compensation expense, $0.6 million of inventory reserve adjustments, $7.8 million premium amortization and discount accretion on investment securities, $1.2 million for amortization of debt discount and issuance cost, $0.1 million  in other non-cash benefits, offset by $0.2 million of provision for credit losses. Operating assets had cash outflows of $64.3 million resulting from $43.4 million in increases in accounts receivable, $7.5 million in increases in inventory, and $10.5 million in increases in prepaid expenses and $2.9 million in increases of other current assets. Operating liabilities resulted in cash inflows of $18.2 million resulting from a $19.2 million increase in accounts payable, a $10.5 million increase in accrued compensation, a $32.7 million increase in other accrued liabilities, offset by a $44.2 million decrease in deferred revenue.

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

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2021 totaled $205.2 million, which was comprised of purchasing new investments of $876.1 million, $41.0 million in acquisitions of property and equipment, and $8.6 million in cash paid for the acquisition of an asset, offset by $187.6 million proceeds from sale of investments and $532.9 million from proceeds of investments maturities.

Cash used in investing activities for the year ended December 31, 2020 totaled $331.5 million, which was comprised of purchasing new investments of $685.2 million and $19.6 million in acquisitions of property, plant and equipment, offset by $343.3 million from proceeds of investments maturities and $30.0 million proceeds from sale of investments.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 totaled $576.2 million comprised of $11.8 million cash proceeds from the exercise of stock options, $13.6 million in issuance of common stock under the employee stock purchase plan, and $550.8 million net proceeds from our equity offering completed in the third quarter of 2021.

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

Contractual Obligations and Other Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, Credit Line, Convertible Notes, commercial supply agreements and other agreements.

Operating leases

Our lease commitments consist of $115.7 million of payments, which will be paid over the term of the lease, including the additional office spaces totaling $29.7 million (the “First Expansion Premises” and the “Second Expansion Premises”) from the lease amendment for the laboratory and office space in Austin, Texas.  The leases for the First and Second Premises have not commenced under Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), as of December 31, 2021. As a result, these leases are not reflected within the consolidated balance sheets. We expect these leases to commence in 2022 and expire in March 2033. For additional information on our leases and timing of future payments, please refer to Note 7, Leases.

Credit Line

The short-term debt obligations consist of the $49.0 million principal amount drawn from the UBS Credit Line and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. Please refer to Note 10, Debt, for further details.

Convertible Notes

The long-term debt obligations consist of the $287.5 million principal amount from a private placement offering to qualified institutional buyers and applicable interest. The Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.25% per year, payable in cash semi-annually in arrears in May and November of each year, beginning in November 2020. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. Please refer to Note 10, Debt, for further details.

Inventory purchase and other contractual obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, testing, manufacturing, and other services for operational purposes. The contractual obligations also include a $35.0 million potential earnout payment from our IPR&D asset acquisition. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures. Please refer to Note 8, Commitments and Contingencies, for further details.

The following table summarizes our unconditional purchase and contractual commitments as of December 31, 2021:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Operating leases(1)	$115,674	$9,980	$27,441	$30,981	$47,272
Short-term debt obligations(2)	49,000	49,000	—	—	—
Long-term debt obligations(3)	287,500	—	—	—	287,500
Interest accrued on debt(4)	2,130	2,130	—	—	—
Inventory purchase and other contractual obligations(5)	108,292	87,400	20,352	540	—
Total	$562,596	$148,510	$47,793	$31,521	$334,772

(1)	Includes executed leases which have not commenced. Please refer to Note 7, Leases for additional information.
(2)	Represents proceeds drawn from our Credit Line.
(3)	Represents the principal amount of our Convertible Notes due 2027.
(4)	Represents interest accrued on our Convertible Notes and Credit Line.
(5)	Represents various inventory purchase and other contractual obligations. Please refer to contractual commitments disclosures provided in Note 8, Commitments and contingencies for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.1 million gross debt outstanding on our Credit Line, including principal and accrued interest as of December 31, 2021. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed to market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $8.3 million annually in relation to amounts we would expect to earn, based on our short-term investments as of December 31, 2021.

For the fiscal year ending December 31, 2021, compared to the fiscal year ending December 31, 2020, our total comprehensive loss increased by approximately $9.9 million due to the increase average yield rate.

Foreign Currency Exchange Rate Fluctuations

Our operations are currently conducted primarily in the United States. As we expand internationally, our results of operations and cash flows may become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign currency-based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our tests outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATERA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Natera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natera, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”).

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

Genetic Test Revenue
Description of the Matter

For the year ended December 31, 2021, the Company’s revenue from sales of genetic tests was $567.1 million. As explained in Note 3 of the consolidated financial statements, revenue from genetic tests is recognized upon delivery of the test results. The revenue recognized for the genetic tests is based on an estimate of the total consideration expected to be received for the genetic tests. In particular, the estimate of total consideration is affected by assumptions of reimbursement from patients and insurance carriers, including estimates for disallowed cases, discounts, refunds and doubtful accounts.

Auditing the measurement of the Company’s genetic test revenue was complex due to the required analysis of extensive data to determine the total consideration to be received by the Company for delivered tests and the amounts involved are material to the financial statements taken as a whole.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the measurement of genetic test revenues. This included testing controls related to management’s review of the significant assumptions and inputs used in the determination of the estimated amount that would be collected for tests performed during the period. We also tested controls over the data used by management in determining this estimate, including the completeness and accuracy of the data.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012

Redwood City, California

February 24, 2022

Natera, Inc.

Consolidated Balance Sheets

(in thousands, except par value per share amount)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$84,386	$48,668
Restricted cash	228	187
Short-term investments	829,896	688,606
Accounts receivable, net of allowance of $2,429 in 2021 and $3,080 in 2020	122,074	78,565
Inventory	26,909	20,031
Prepaid expenses and other current assets	29,645	26,606
Total current assets	1,093,138	862,663
Property and equipment, net	65,516	33,348
Operating lease right-of-use assets	59,013	21,399
Other assets	18,820	14,743
Total assets	$1,236,487	$932,153

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,206	$8,096
Accrued compensation	40,941	30,371
Other accrued liabilities	93,353	60,407
Deferred revenue, current portion	7,404	50,125
Short-term debt financing	50,052	50,054
Total current liabilities	218,956	199,053
Long-term debt financing	280,394	202,493
Deferred revenue, long-term portion	21,318	22,805
Operating lease liabilities, long-term portion	61,036	21,246
Other long-term liabilities	1,479	320
Total liabilities	583,183	445,917
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at December 31, 2021 and 2020, respectively; 95,140 and 86,223 shares issued and outstanding at December 31, 2021 and 2020, respectively	10	9
Additional paid in capital	2,050,417	1,411,286
Accumulated deficit	(1,394,836)	(929,318)
Accumulated other comprehensive gain (loss)	(2,287)	4,259
Total stockholders’ equity	653,304	486,236
Total liabilities and stockholders’ equity	$1,236,487	$932,153

See accompanying notes.

Natera, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019

Revenues
Product revenues	$567,149	$367,211	$269,881
Licensing and other revenues	58,337	23,794	32,447
Total revenues	625,486	391,005	302,328
Cost and expenses
Cost of product revenues	302,663	185,865	162,604
Cost of licensing and other revenues	15,755	17,755	12,866
Research and development	264,208	100,035	51,357
Selling, general and administrative	511,034	303,627	206,176
Gain from disposal of business	—	—	(14,388)
Total cost and expenses	1,093,660	607,282	418,615
Loss from operations	(468,174)	(216,277)	(116,287)
Interest expense	(8,305)	(15,082)	(10,693)
Interest and other income, net	5,381	7,562	4,152
Loss on debt extinguishment	—	(5,848)	—
Loss before income taxes	(471,098)	(229,645)	(122,828)
Income tax expense	(618)	(98)	(1,999)
Net loss	$(471,716)	$(229,743)	$(124,827)
Unrealized gain (loss) on available-for-sale securities, net of tax	(6,546)	3,340	1,471
Comprehensive loss	$(478,262)	$(226,403)	$(123,356)

Net loss per share (Note 14):
Basic and diluted	$(5.21)	$(2.84)	$(1.79)

Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	90,558	81,011	69,555

See accompanying notes.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)
Balance as of December 31, 2018	62,083	7	607,236	(552)	(574,529)	32,162
Issuance of common stock upon exercise of stock options	2,464	—	13,041	—	—	13,041
Issuance of common stock under employee stock purchase plan	268	—	4,323	—	—	4,323
Sale of common stock through equity offering, net of issuance costs	12,624	1	323,409	—	—	323,410
Issuance of common stock to Orbimed	25	—	507	—	—	507
Vesting of restricted stock	541	—	—	—	—	-
Stock-based compensation	—	—	28,624	—	—	28,624
Cumulative-effect adjustment upon adoption of ASU 2018-07	—	—	(185)	—	185	-
Unrealized gain on available-for sale securities	—	—	—	1,471	—	1,471
Net loss	—	—	—	—	(124,827)	(124,827)
Balance as of December 31, 2019	78,005	8	976,955	919	(699,171)	278,711
Issuance of common stock upon exercise of stock options	2,092	—	23,524	—	—	23,524
Issuance of common stock under employee stock purchase plan	234	—	7,114	—	—	7,114
Vesting of restricted stock	1,100	—	-	—	—	-
Stock-based compensation	-	—	50,171	—	—	50,171
Unrealized gain on available-for sale securities	-	—	—	3,340	—	3,340
ASC 326 Adoption - CECL	—	—	—	—	(404)	(404)
Equity component of Convertible Notes, net	—	—	82,873	—	—	82,873
Issuance of common stock for public offering, net	4,792	1	270,649	—	—	270,650
Net loss	—	—	—	—	(229,743)	(229,743)
Balance as of December 31, 2020	86,223	9	1,411,286	4,259	(929,318)	486,236
Issuance of common stock upon exercise of stock options	1,165	—	11,816	—	—	11,816
Issuance of common stock under employee stock purchase plan	186	—	13,550	—	—	13,550
Vesting of restricted stock	2,117	—	—	—	—	—
Stock-based compensation	—	—	115,219	—	—	115,219
Unrealized loss on available-for sale securities	—	—	—	(6,546)	—	(6,546)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	(82,876)	—	6,198	(76,678)
Issuance of common stock for public offering, net	5,175	1	550,821	—	—	550,822
Issuance of common stock for IPR&D acquisition	274	—	30,601	—	—	30,601
Net loss	—	—	—	—	(471,716)	(471,716)
Balance as of December 31, 2021	95,140	$10	$2,050,417	$(2,287)	$(1,394,836)	$653,304

Natera, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(471,716)	$(229,743)	$(124,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,254	8,613	7,730
Expensed in-process research and development	35,604	—	—
Non-cash lease expense	10,926	7,834	7,748
Impairment of assets	—	—	1,671
Stock-based compensation	115,219	50,171	28,624
Inventory reserve adjustments	628	(163)	321
Premium amortization and discount accretion on investment securities	7,814	5,761	945
Loss on investments	(46)	(105)	(16)
Unrealized losses on investment securities	(11)	—	—
Amortization of debt discount and issuance cost	1,227	149	457
Other non-cash benefits (charges)	94	(149)	(51)
Gain on disposal of business	—	—	(14,388)
Provision for credit losses	(156)	1,354	1,141
Loss on debt extinguishment	—	5,848	—
Accretion of Convertible Note	—	7,048	—
Changes in operating assets and liabilities:
Accounts receivable	(43,353)	(25,831)	2,418
Inventory	(7,506)	(7,474)	917
Prepaid expenses and other current assets	(10,545)	(23,386)	(13,956)
Other assets	(2,933)	(60)	(9,099)
Accounts payable	19,222	(118)	(6,262)
Accrued compensation	10,569	14,284	3,419
Other accrued liabilities	32,682	10,340	8,606
Deferred revenue	(44,209)	(6,895)	40,848
Other long term liabilities	—	10	310
Net cash used in operating activities	(335,236)	(182,512)	(63,444)
Investing activities:
Purchases of investments	(876,095)	(685,239)	(446,626)
Proceeds from sale of investments	187,580	30,067	1,666
Proceeds from maturity of investments	532,910	343,315	173,900
Net proceeds from disposal of business	—	—	9,675
Purchases of property and equipment, net	(41,030)	(19,604)	(4,968)
Cash paid for acquisition of an asset	(8,558)	—	—
Net cash used in investing activities	(205,193)	(331,461)	(266,353)
Financing activities:
Proceeds from exercise of stock options	11,816	23,524	13,041
Proceeds from issuance of common stock under employee stock purchase plan	13,550	7,114	4,323
Proceeds from Convertible Note, net of issuance costs	—	278,316	—
Loan payment	—	(78,757)	—
Proceeds from public offering, net of issuance cost	550,822	270,650	323,410
Net cash provided by financing activities	576,188	500,847	340,774

Net increase (decrease) in cash equivalents and restricted cash	35,759	(13,126)	10,977
Beginning - cash equivalents & restricted cash	48,855	61,981	51,004
Ending - cash equivalents and restricted cash	$84,614	$48,855	$61,981
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$283	$67	$2,154
Cash paid for interest	$7,077	$3,296	$12,455
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$5,173	$2,781	$3,706

See accompanying notes

Natera, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the “Company”) was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change the management of disease worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with its statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. The Company’s technology has been proven clinically and commercially in the women’s health space, in which it develops and commercializes non- or minimally-invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. The Company is now translating its success in women’s health and applying its core technology to the oncology market, in which it is commercializing a personalized blood-based DNA test to detect molecular residual disease and monitor disease recurrence, as well as to the organ health market, initially with a test to assess kidney transplants for rejection. The Company operates laboratories certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health. The Company has three subsidiaries.

The Company's product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus as well as in twin pregnancies, typically with a blood draw from the mother; Vistara, a single-gene mutations screening test performed to identify single-gene disorders; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Spectrum Pre-implantation Genetics (“Spectrum”) to evaluate embryos to identify chromosomal anomalies or inherited genetic conditions to improve the chances of a healthy pregnancy during an in vitro fertilization ("IVF") cycle; Anora Miscarriage Test (“Anora”) to rapidly and extensively analyze fetal chromosomes to understand the cause of miscarriage; Non-Invasive Paternity Testing (“PAT”), which is exclusively marketed and sold by a licensee from whom the Company receives a royalty; Signatera, which detects circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease and monitor for recurrence; and Prospera, to assess organ transplant rejection. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation, a cloud-based software platform that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch their own tests based on the Company’s technology. Through the third quarter of 2019, the Company offered Evercord for the collection and storage of newborn cord blood and cord tissue units, which was sold in the third quarter of 2019 to a third-party buyer.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $471.7 million for the year ended December 31, 2021 and an accumulated deficit of $1.4 billion as of December 31, 2021. As of December 31, 2021, the Company had $84.6 million in cash, cash equivalents, and restricted cash, $829.9 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”). In April 2020, the Company used a portion of the net proceeds from the offering of the Convertible Notes to repay its obligations under its 2017 Term Loan with OrbiMed.

While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations and business plans. Accordingly, the Company has funded the portion of its operating costs and business plans that exceed revenues through a combination of equity issuances, debt issuances, and other financings.

The Company continues to invest in the development and commercialization of its existing and future products and, consequently, it will need to generate additional revenues to achieve future profitability and may need to raise additional equity or debt financing. If the Company raises additional funds by issuing equity securities, its stockholders will experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available when necessary, or in amounts or on terms acceptable to the Company. If the Company is unable to obtain additional financing, it may be required to delay or slow its investment in the development and commercialization of its products and significantly scale back its business and operations.

On September 10, 2021, the Company entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development primarily in exchange for an equity consideration payment. In addition, pursuant to the agreement, certain employees of the third party became employees of the Company. The third party was a biotechnology company focused on oncology. The total upfront acquisition consideration amounts to $35.6 million composed of the issuance of 276,346 shares of the Company's common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset. The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified in-process research and development asset (“IPR&D”) thus satisfying the requirements of the screen test in ASU 2017-01. The estimated fair value of the acquired workforce was not significant. The Company concluded the acquired IPR&D has no alternative-future use and accordingly expensed approximately $35.6 million, on the day the transaction closed as research and development expense, which is reflected in its consolidated statement of operations.

Further, additional consideration aggregating up to approximately $35.0 million may be paid in an estimated 269,547 of additional shares, consistent with the registration statement filed with the SEC on September 10, 2021, that are potentially issuable to legacy shareholders of this third party upon the achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which will be revalued at each reporting date and amount of compensation expense will be adjusted accordingly. The Company assessed these milestones as probable as of September 30, 2021 and December 31, 2021. As achievement of all milestones is contingent upon the continued employment of certain selling shareholders, the Company accounted for the consideration related to all of the milestones as compensation expenses and recognized these expenses ratably over the estimated performance period of 24 months, to approximately August 2023.

In April 2019, the Company completed an underwritten equity offering and sold 6,052,631 shares of its common stock at a price of $19 per share to the public. Before offering expenses of $0.6 million, the Company received proceeds of $108.1 million net of the underwriting discount. In October 2019, the Company completed another underwritten equity offering and sold 6,571,428 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $216.2 million net of the underwriting discount. In September 2020, the Company completed an additional underwritten equity offering and sold 4,791,665 shares of its common stock at a price of $60.00 per share to the public. Before offering expenses of $0.3 million, the Company received proceeds of $271.0 million net of the underwriting discount. In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount. Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after February 24, 2022.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts calculated based on the historical uncollected balances applied to current outstanding accounts receivable balances, average selling price expected to be received from insurance payors, the operating right-of-use assets and the associated lease liabilities, the average useful life for property and equipment, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, stock-based compensation, the fair value of options, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

Revenue

The total consideration which the Company expects to be entitled to from patients and insurance carriers in exchange for the Company's products is determined is a significant estimate when the Company calculates Average Selling Price based on the contractual pricing agreed to with each insurance carrier for each test (CPT code) performed adjusted for variable consideration related to historical percent of cases allowed, historical percent of patient responsibility collected, and historical percent of contract price collected from insurance carriers. The Company uses the expected-value approach of estimating variable consideration.  The Company also considers recent trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or insurance coverages.  For insurance carriers with similar reimbursement characteristics, the Company uses a portfolio approach to estimate the effects of variable consideration. The Company also applies a constraint to the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods.

When assessing the total consideration for insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds.

Stock-based compensation

The Company’s stock-based compensation relates to stock options, restricted stock units (“RSUs”), performance-based awards, market-based awards, and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”).

Stock based compensation granted to the Company’s employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period or estimated performance period of the respective awards.

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options issued to employees and non-employees. Stock-based compensation expense for stock-based awards are based on their grant date fair value. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are estimated based on historical trends at the time of grant and revised as necessary. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, we calculate the expected term using the simplified method for “plain vanilla” stock option awards. We determine expected volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

The Company determines the fair value of RSUs based on the closing price of our stock price, which is listed on Nasdaq, at the date of the grant.

For stock options and performance-based awards that vest upon meeting performance conditions or market conditions in combination with performance conditions, the Company derives the requisite service period from the grant date to the date it is probable that the vesting conditions will be met. The requisite service period is considered to be a significant accounting estimate. For stock options with market conditions, the Company derives the requisite service period using the Monte Carlo simulation model.

The Monte Carlo simulation model is used to estimate the fair value of market-based condition awards. The model requires the input of the Company's expected stock price and peer stock price volatility, the expected term of the awards, and a risk-free interest rate. Determining these assumptions requires significant judgment. See further discussion on the valuation assumptions used under Note 9.

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. See further discussion in Note 13, Income Taxes.

Allowance for doubtful accounts

The allowance for doubtful accounts for trade accounts receivable and other receivables. is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Appropriate provision has been made for lifetime expected credit losses in accordance with ASC Topic 326-20, Financial Instruments—Credit Losses (“Topic 326”), for trade receivables and available-for-sale debt securities. The Company’s estimate of expected credit losses includes consideration of past events, current conditions and forecasts of future economic conditions.

Inventory

Inventory is recorded at the lower of cost or net realizable value, determined on a first-in, first-out basis. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. A write down of specifically identified unusable, obsolete, slow-moving or known unsalable inventory in the period is first recognized by using a number of factors including product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. The Company makes assumptions about future demand, market conditions and the release of new products that may supersede older products. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs may be required.

Investments and financial instruments

The Company classifies its investments as Level 1 or 2 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. The Company holds Level 2 securities which are initially valued at the transaction price and subsequently valued by a third-party service provider using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company performs certain procedures to corroborate the fair value of these holdings.

Right-of-use assets

The incremental borrowing rate is used to determine the present value of the minimum future lease payments. The Company estimates the incremental borrowing rate of its leases based on corporate bonds with a similar credit rating as the Company and a similar bond term as the lease term as of the approximate lease commencement date. The Company calculates the weighted-average annual percentage yield of bonds with a similar credit rating and term to determine the incremental borrowing rate.

Property and equipment

Property and equipment, including purchased and internally developed software, are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years determined by the classification of the property and equipment class in accordance with the Company’s fixed asset policy. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically reviews the useful lives assigned to property and equipment placed in service in accordance with the Company’s fixed asset policy and changes the estimates of useful lives to reflect the results of such reviews. The Company amortizes its internal-use software over the estimated useful lives of three years.

Other accrued liabilities

The Company's uses estimates, judgments, and assumptions to determine liabilities primarily related to refunds reserve, tax-related liabilities, payroll and related expenses, marketing liabilities, clinical trials and other operating expenses. Estimates consist of historical trends, analytical procedures, review of supporting documentation, inquiries with supply partners and vendors, and other relevant assumptions. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain contacts with vendors, liabilities related to clinical trials, reserves associated with insurance and general overpayments, and the provision for income taxes. Although the Company believe its estimates, assumptions, and judgment are reasonable, it is based upon information presently available and are subject to change.

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

Restricted Cash

Restricted cash is currently presented as a separate line item in the Company’s balance sheet. In the statements of cash flows, it is included together with cash and cash equivalents and considered as part of the total ending cash balance. The following is the reconciliation between how restricted cash is presented in the balance sheet and the statements of cash flows for all periods presented:

	December 31,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents in balance sheet	$84,386	$48,668
Restricted cash, current portion in balance sheet	228	187
Total cash, cash equivalents and restricted cash in statements of cash flows	$84,614	$48,855

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

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for approximately $4.0 million cash payment. Matthew Rabinowitz is the Chairman of the board of directors and Co-Founder of both the Company and MyOme. The Company’s investment in MyOme is recorded at cost and will be evaluated for impairment at the end of each reporting period.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, and the full extent and duration of the impact of the COVID 19 pandemic on our business, our operations, and the global economy as a whole is not yet known. While the Company’s test volumes as well as overall average selling prices increased in the year ended December 31, 2021 compared to the year ended December 31, 2020, the Company cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on the macroeconomic environment.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the years ended December 31, 2021, 2020, and 2019, there were no customers exceeding 10% of total revenues on an individual basis. As of December 31, 2021 and 2020, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

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

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the year ended December 31, 2021:

December 31,
2021
(in thousands)
Beginning balance	$4,220
Provision for credit losses	(156)
Write-offs	(1,635)
Total	$2,429

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to Constellation clients, development and support services relating to our Strategic Partnership Agreements, and costs associated with specimens and Whole Exome Sequencing (“WES”), as well as labor costs, relating to our Signatera (RUO) and CDx offering.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $2.2 million, $0.6 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Product Shipment Costs

The Company expenses product shipment costs in cost of product revenues in the accompanying statements of operations. Shipping and handling costs for the years ended December 31, 2021, 2020, and 2019 were $22.0 million, $13.3 million, and $13.3 million, respectively.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $2.3 million and $1.7 million as of December 31, 2021 and 2020, respectively. Amortization expense for amounts previously capitalized for the years ended December 31, 2021, 2020, and 2019, was $1.1 million, $1.0 million, and $1.2 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, and unrealized gains and losses on available-for-sale marketable securities.

	December 31,
	2021	2020

	(in thousands)
Beginning balance	$4,259	$919
Net unrealized gains (losses) on available-for-sale securities, net of tax	(6,546)	3,340
Ending balance	$(2,287)	$4,259

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

Inventory

Inventory is valued at the lower of the standard cost, which approximates actual cost, or market. Cost is determined using the first-in, first-out (“FIFO”) method. Inventory consists entirely of supplies, which are consumed when providing its test reports, and therefore does not maintain any finished goods inventory. The Company enters into inventory purchases and commitments so that it can meet future delivery schedules based on forecasted demand for its tests.

The Company recorded inventory obsolescence charges totaling $0.9 million, $0.2 million, and $0.3 million, in the years ended December 31, 2021, 2020, and 2019, respectively.

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

Recently Adopted Accounting Pronouncements

Income Taxes

In October 2020, ASU 2020-10, Codification Improvements, was issued, which simplifies the existing codification. The guidance includes presentation disclosures for the amount of income tax expense or benefit related to other comprehensive income. ASU 2010-10 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early application of the amendments is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The Company has adopted this standard as of January 1, 2021, which did not have a material impact on its consolidated financial statements upon the adoption.

Debt

In August 2020, ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) was issued which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted this standard as of January 1, 2021 using the modified retrospective approach. As a result of the adoption of ASU 2020-06, the Convertible Notes due May 2027 are no longer bifurcated into separate liability and equity components in the December 31, 2021 consolidated balance sheet. Rather, the $287.5 million principal amount of the Company’s Convertible Notes is now classified only as a liability in the December 31, 2021 consolidated balance sheet. Upon adoption of ASU 2020-06, an adjustment was recorded to the Convertible Notes liability component, equity component (additional paid-in-capital) and retained earnings. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. This adjustment was calculated based on the carrying amount of the Convertible Notes as if it had always been treated only as a liability. Further, an adjustment was recorded to the debt discount and issuance costs as if these had always been treated as a contra liability only. Interest expense related to the accretion of the Convertible Notes is no longer recognized. Interest expense for the Convertible Notes for the year ended December 31, 2021 would have been $9.4 million higher without the adoption of ASU 2020-06. As such, net loss from continuing operations attributable to the Company for the year ended December 31, 2021 was $0.10 per common share lower due to the effect of adoption of ASU 2020-06.

	December 31,	ASU 2020-06	January 1,
	2020	Adoption Adjustment	2021

	(in thousands)
Liabilities
Outstanding Principal	$287,500	$—	$287,500
Unamortized debt discount and issuance cost	(85,007)	76,674	(8,333)
Net carrying amount	$202,493	$76,674	$279,167

Equity
Additional paid-in-capital	$(1,411,286)	$82,876	$(1,328,410)
Accumulated deficit	(929,318)	6,198	(923,120)

New Accounting Pronouncements Not Yet Adopted

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848) was issued which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationship, and sale or transfer of debt securities classified as held to maturity. Early adoption of this ASU is permitted, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company’s financial instruments that are in the scope of ASU 2020-04 include but are not limited to the UBS credit line agreement. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

The total consideration which the Company expects to be entitled to from patients and insurance carriers in exchange for the Company's products is determined based on agreements with insurance carriers, effects of variable consideration, and customary business practices.  The transaction price is estimated based on the contractual pricing agreed to with each insurance carrier for each test (CPT code) performed adjusted for variable consideration related to historical percent of cases allowed, historical percent of patient responsibility collected, and historical percent of contract price collected from insurance carriers. The Company uses the expected-value approach of estimating variable consideration.  The Company also considers recent trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or insurance coverages.  For insurance carriers with similar reimbursement characteristics, the Company uses a portfolio approach to estimate the effects of variable consideration.  The Company also applies a constraint to the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods.  The total consideration which the Company expects to be entitled to from lab partners is generally fixed, but can be variable depending on the volume of tests performed, which is estimated using the expected-value approach.  For insurance carriers, laboratory partners and patients, the Company allocates the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

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

Product revenue is recognized in an amount that equals to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the years ended December 31, 2021, 2020, and 2019, $5.7 million, $5.4 million, and $2.4 million, respectively, were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from the Signatera research use only (“RUO”) and CDx offering, the Qiagen LLC, BGI Genomics Co., Ltd., and Foundation Medicine, Inc. agreements.

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

Effective in March 2020, the Company terminated the Qiagen Agreement. Subsequently, in March 2021, the Company and Qiagen signed a Termination and Settlement Agreement where the Company agreed to refund a net $10.0 million as a result of the termination. The remaining $28.6 million of deferred revenue was recognized as licensing and other revenue in the first quarter of 2021.

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

Pursuant to the agreement, the Company licensed its intellectual property and will provide development services. Following completion of development services, the Company will provide assay interpretation services over the term of the agreement. The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each of the NIPT and Oncology products, represents a single performance obligation.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. There was an additional milestone met in May 2021. The Company recorded the $1.0 million milestone amount against accounts receivable and short-term deferred revenue.  The milestone was paid in early July 2021.  No other payments have been received in the year ending December 31, 2021.  Additionally, the Company included an incremental $2.0 million in the transaction price of the contract based on the expectation of achieving a certain milestone in early 2022. This amount was not part of the initial transaction price.

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

In accordance with ASC 340-40, any incremental costs incurred to obtain a contract with a customer are required to be capitalized and amortized over the period in which the goods and services are transferred to the customer. The Company has elected to apply a practical expedient under ASC 340-40 to recognize the incremental costs of obtaining a contract as an expense when incurred provided that the amortization period of such costs, if capitalized, is one year or less. Since the incremental costs to obtain the Foundation Medicine Agreement would be amortized over a period of one year or less, these costs were expensed as incurred.

Disaggregation of Revenues

The following table shows disaggregation of revenues by payer types:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Insurance carriers	$492,563	$300,220	$210,919
Laboratory partners	100,019	58,196	59,876
Patients	32,904	32,589	31,533
Total revenues	$625,486	$391,005	$302,328

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
United States	$590,872	$365,660	$260,846
Americas, excluding U.S.	4,047	3,469	3,218
Europe, Middle East, India, Africa	20,429	14,332	15,434
Asia Pacific and Other	10,138	7,544	22,830
Total	$625,486	$391,005	$302,328

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

Balance at	Balance at
December 31,	December 31,
2021	2020

	(in thousands)
Assets:
Accounts receivable	$122,074	$78,565
Liabilities:
Deferred revenue, current portion	$7,404	$50,125
Deferred revenue, long-term portion	21,318	22,805
Total deferred revenues	$28,722	$72,930

The following table shows the changes in the balance of deferred revenues during the period:

Deferred
Revenues
(in thousands)
Balance at December 31, 2020	$72,930
Increase in deferred revenues	7,915
Reclasses from deferred revenues to other to short-term liabilities	(10,080)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(37,784)
Revenue recognized from performance obligations satisfied within the same period	(4,259)
Balance at December 31, 2021	$28,722

During the year ended December 31, 2021, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $37.8 million with approximately $8.9 million related to BGI Genomics and Foundation Medicine, $28.6 million related to Qiagen and the remaining $0.3 million related to genetic testing services. During the year ended December 31, 2021, $4.3 million was recognized as deferred revenue and later earned as revenue in the same period. The current portion of deferred revenue includes $3.2 million from the BGI Genomics agreement and $0.5 million from the Foundation Medicine agreement. The non-current portion of deferred revenue includes $20.4 million from the BGI Genomics agreement and $0.9 million from the Foundation Medicine agreement.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	December 31, 2021				December 31, 2020
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$10,041	$—	$—	$10,041	$28,990	$—	$—	$28,990
U.S. Treasury securities	688,097	—	—	688,097	597,744	—	—	597,744
Corporate bonds and notes	—	52,337	—	52,337	—	12,328	—	12,328
Municipal securities	—	89,462	—	89,462	—	78,534	—	78,534
Total financial assets	$698,138	$141,799	$—	$839,937	$626,734	$90,862	$—	$717,596

Fair Value of Long-Term Debt:

As of December 31, 2021, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Consolidated Balance Sheet as of December 31, 2021, was $715.7 million and was based upon observable Level 2 inputs, including pricing information from recent trades of the Convertible Notes (see Note 10, Debt).

5.    Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

	(in thousands)
Money market deposits	$10,041	$—	$—	$10,041	$28,990	$—	$—	$28,990
U.S. Treasury securities (1)	689,640	1,081	(2,624)	688,097	594,252	3,512	(20)	597,744
Corporate bonds and notes (1)	52,729	—	(392)	52,337	12,331	2	(5)	12,328
Municipal securities	89,814	261	(613)	89,462	77,764	796	(26)	78,534
Total	$842,224	$1,342	$(3,629)	$839,937	$713,337	$4,310	$(51)	$717,596

Classified as:
Cash equivalents (2)				$10,041				$28,990
Short-term investments				829,896				688,606
Total				$839,937				$717,596

(1) Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.

(2)	Cash equivalents includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). The Company sold $187.6 million and $30.1 million of investments during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the amount of gross realized gains and realized losses upon sales of investments were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of December 31, 2021, the Company had 61 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary as decrease in the fair market value for a majority of the available-for-sale securities was as a result of a significant average yield rate decrease for similar securities as of December 31, 2021. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of December 31, 2021 was $604.7 million. The aggregate amount of unrealized losses of these securities was $3.6 million, and the impact of the securities in a continuous loss position to the consolidated statements of operations and comprehensive loss were not material as of December 31, 2021.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of December 31, 2021:

	December 31, 2021
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$274,879	$275,331
Greater than one year but less than five years	557,304	554,565
Total	$832,183	$829,896

6.    Balance Sheet Components

Credit Losses

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other current assets for the years ended December 31, 2021, 2020 and 2019:

	December 31,	December 31,	December 31,
	2021	2020	2019

	(in thousands)
Beginning balance	$4,220	$2,919	$1,788
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	404	—
Provision for credit losses	(156)	1,354	1,141
Write offs	(1,635)	(457)	(10)
Ending balance	$2,429	$4,220	$2,919

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2021	2020

		(in thousands)
Machinery and equipment	3-5 years	$33,722	$51,001
Furniture and fixtures	3 years	—	1,376
Computer equipment	3 years	4,893	2,428
Capitalized software held for internal use	3 years	2,395	7,417
Leasehold improvements	Life of lease	13,640	14,810
Construction-in-process		30,279	6,370
		84,929	83,402
Less: Accumulated depreciation and amortization		(19,413)	(50,054)
Total Property and Equipment, net		$65,516	$33,348

The Company’s property and equipment are primarily located in the United States.

During the year ended December 31, 2021, the increase in net property and equipment was due to purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $11.3 million recorded in the year ended December 31, 2021. During the year ended December 31, 2021, the Company has written off $41.9 million in fully depreciated assets. The Company did not incur an impairment charge during the year ended December 31, 2021.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Accrued paid time off	$2,567	$2,260
Accrued commissions	15,726	12,686
Accrued bonuses	15,854	9,635
Other accrued compensation	6,794	5,790
Total accrued compensation	$40,941	$30,371

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Reserves for refunds to insurance carriers	$17,210	$17,366
Accrued charges for third-party testing	5,849	5,141
Testing and laboratory materials from suppliers	3,799	2,720
Marketing and corporate affairs	7,853	3,325
Legal, audit and consulting fees	11,758	4,189
Accrued shipping charges	969	1,604
Sales tax payable	2,230	1,723
Accrued third-party service fees	13,442	2,355
Clinical trials, studies, and other development	11,218	2,353
Operating lease liabilities, current portion	5,752	7,300
Fixed asset purchases	1,853	1,691
Other accrued interest	1,078	1,078
Other accrued expenses	10,342	9,562
Total other accrued liabilities	$93,353	$60,407

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the year ended December 31, 2021:

	December 31,	December 31,
	2021	2020

	(in thousands)
Beginning balance	$17,366	$9,410
Additional reserves	16,340	19,427
Refunds to carriers	(10,784)	(6,066)
Reserves released to revenue	(5,712)	(5,405)
Ending balance	$17,210	$17,366

7.    Leases

Operating Leases

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016. In December 2021, the Company entered into an amendment of the Austin lease agreement which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces (the “First Expansion Premises” and the “Second Expansion Premises”). The First Expansion Premises consists of 32,500 rentable square feet and commences in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commences in September 2022. The terms of the First and Second Expansion Premises expire in March 2033.

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

In addition, the Company entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining its primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023. The annual lease payment starts at $1.9 million and will escalate annually commencing in October 2020. In February 2021, the Company entered into an amendment of the San Carlos sublease agreement whereas the third party will surrender 25,879 rentable square feet by December 31, 2021. For the year ended December 31, 2021, the Company recorded noncash activities of $44.4 million primarily related to additional right-of-use assets of which $29.7 million was a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises are used for general office, laboratory and research use. The annual lease payment starts at $0.9 million and will escalate annually commencing in December 2021.

As part of the IPR&D asset acquisition in September 2021, the Company inherited a 24-month lease for 7,107 square feet of laboratory space in Canada. The annual lease payment starts at $0.2 million. The annual lease payment starts at $0.2 million.

The Company has also historically entered into leases of individual workspaces and storage spaces at various locations on both a month-to-month basis without an established lease term, and more recently for certain locations, has committed to terms approximating one to five years. For the facilities without a committed lease term, the Company has elected to not recognize them as right-of-use assets on the consolidated balance sheets as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, the Company has recorded a right-of-use asset on the consolidated balance sheets.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

December 31,
2021
(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$5,752
Operating lease liabilities, long-term portion	61,036
Total operating lease liabilities	$66,788

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of December 31, 2021, the weighted-average remaining lease term was 4.77 years and the weighted-average discount rate was 6.4%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Total lease expense recognized in the statements of operations and comprehensive loss were $10.9 million, $7.8 million, and $7.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $10.3 million, $9.0 million, and $8.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of December 31, 2021 is as follows:

Operating Leases
(in thousands)
Year ending December 31:
2022	$9,980
2023	11,082
2024	12,258
2025	12,494
2026	12,845
2027 and thereafter	27,331
Total future minimum lease payments	85,990
Less: imputed interest	(19,202)
Operating lease liabilities	$66,788

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

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first suit, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents. The complaint sought unspecified damages and injunctive relief. On September 28, 2021, the Court granted the Company’s motion for summary judgment, finding all three of Stanford’s patents invalid.  CareDx and Stanford have filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In the second suit, filed by the Company in January 2020, the Company alleged infringement by CareDx of two of the Company’s patents, seeking unspecified damages and injunctive relief. The case is currently pending and is scheduled for trial in July 2023.

The Company has filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware, alleging, in complaints filed in January, April, and August of 2020, which cases were consolidated in September 2020, that certain ArcherDX DNA oncology products infringe five of the Company’s patents. In June 2020, ArcherDX filed a motion to dismiss aspects of the Company’s case, including to invalidate several of the Company’s asserted patents. That motion was denied in its entirety in October 2020. In January 2021, the Company filed a second amended complaint naming an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. as defendants. The Company is seeking unspecified monetary damages and injunctive relief. Both parties filed motions for summary judgment in January 2022. A jury trial is currently set for May 16, 2022.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Various parties, including Natera, have filed challenges to the validity of the asserted patents with the Patent Office, which are pending.

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

In October 2020, the Company filed suit against Genosity Inc. (“Genosity”), in the United States District Court for the District of Delaware, alleging that various Genosity oncology products infringe one of the Company’s patents and seeking unspecified monetary damages and injunctive relief. In March 2021, the Company filed a motion to dismiss certain of Genosity’s affirmative defenses and a counterclaim. Trial is set for October 2023.

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

The Company is the subject of lawsuits filed against it by Invitae Corp. (“Invitae”) in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. Trial is set for January 2024.

Other Litigation Matters.

In August 2019, a suit was filed against the Company in the Circuit Court of Cook County, Illinois by a patient alleging claims relating to a discordant test result and seeking monetary damages. The suit was dismissed in June 2021.

The Company is also the subject of a lawsuit filed by CareDx against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, trademark disparagement, unfair competition, and unfair or deceptive trade practices based on statements describing studies that concern the Company’s technology and CareDx’s technology (“CareDx’s Advertising Case”). The complaint seeks unspecified damages and injunctive relief. In May 2019, the Company filed a motion to dismiss the entirety of CareDx’s Advertising Case for failure to state a claim, following which in February 2020, CareDx filed an amended complaint withdrawing its trademark disparagement claim. Also in February 2020, the Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. The parties cross-moved for partial summary judgment, which was denied in April 2021. The matter is set for trial on March 7, 2022.

The Company is involved in litigation against Guardant, Inc. (“Guardant”). On or about May 27, 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief.  On or about May 28, 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant. In the California action, the Company has answered Guardant’s complaint and has asserted its claims as counterclaims, seeking unspecified damages and injunctive relief. On August 3, 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects.

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs.

In February 2022, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action related to the marketing of Panorama and seeks, among other relief, class certification, monetary damages, attorneys’ fees, and costs.

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

Contractual Commitments

The following table sets forth the material unconditional purchase obligations and contractual commitments as of December 31, 2021 with a remaining term of at least one year:

Party	Total Commitments	Expiry Date
	(in thousands)
Material suppliers	$16,040	June 2026
Application service providers	35,279	March 2026
Earnouts for development with third party (1)	35,000	September 2023
Software development provider	4,463	December 2024
Leases (2)	29,683	March 2033
Other material suppliers	17,510	Various
Total	137,975

(1)	The earnouts for asset development with the acquired Canadian entity consists of three milestones which are achieved upon the satisfaction of certain contractual conditions. Upon achievement, the earnout consideration will primarily be paid in the Company’s common stock.

(2)	Represents executed leases which have not commenced. Please refer to Note 7, Leases, for additional information.

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

Restricted Shares and Stock Units.    Restricted shares and stock units may be awarded under the 2015 Plan in return for any lawful consideration, and participants who receive restricted shares or stock units generally are not required to pay cash for their awards. In general, these awards will be subject to vesting. Vesting may be based on length of service, the attainment of performance-based and market-based milestones or a combination of both, as determined by the compensation committee.

2015 Employee Stock Purchase Plan

General.    The Company’s 2015 Employee Stock Purchase Plan, or 2015 ESPP, was adopted by its board of directors in June 2015 and its stockholders approved it in June 2015. The 2015 ESPP is intended to qualify under Section 423 of the Internal Revenue Code.

Share Reserve.    The Company has reserved 893,548 shares of its common stock for issuance under the 2015 ESPP. As of December 31, 2021, 2,859,711 shares were available for issuance under the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP will automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of:

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

The following table summarizes the offering activity during the years ended December 31, 2021 and 2020:

	Number of	Total
	Shares Purchased	Proceeds

Offering Period	(in thousands)
November 1, 2019 - April 30, 2020	97,247	$3,062
May 1, 2020 - October 31, 2020	136,288	$4,052
November 1, 2020 - April 30, 2021	106,435	$6,085
May 1, 2021 - October 31, 2021	79,820	$7,465

Stock Options

The following table summarizes option and RSU activity during the year ended December 31, 2021:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Life	Value
(in thousands, except for contractual life and exercise price)				(in years)
Balance at December 31, 2020	3,148	6,707	$11.19	6.04	$592,468
Additional shares authorized	3,446	—	$—
Options granted	(391)	391	$104.03
Options exercised	—	(1,165)	$10.14
Options forfeited/cancelled	33	(33)	$15.00
RSUs granted	(2,208)
RSUs forfeited/cancelled	291
Balance at December 31, 2021	4,319	5,900	$17.54	5.40	$451,505
Exercisable at December 31, 2021		4,977	$10.65	4.90	$411,841
Vested and expected to vest at December 31, 2021		5,840	$17.17	5.37	$449,026

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 were $97.0 million, $184.7 million, and $70.0 million, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 were $104.03, $27.70 and $8.01 per share, respectively.

The total fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 were $46.0 million, $52.5 million, and $11.0 million, respectively.

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company has assessed the performance-based award with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the performance-based and market-based awards as of December 31, 2021:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	200	300	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	81	(2)	Fair Market Value
Q3 2019	—	50	—	50	(1)	Monte-Carlo Simulation
Q1 2020	150	300	130	289	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	408	(3)	Fair Market Value
Q1 2020	129	—	129	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	21	(3)	Fair Market Value
Q3 2020	10	—	10	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	17	(3)	Fair Market Value
Q4 2020	—	32	—	19	(1)	Monte-Carlo Simulation
Q4 2020	—	22	—	2	(5)	Fair Market Value
Q1 2021	150	125	—	—	(1)	Monte-Carlo Simulation
Q1 2021	—	279	—	10	(3)	Fair Market Value
Q2 2021	163	—	—	—	(1)	Monte-Carlo Simulation
Q2 2021	29	—	—	—	(3)	Black-Scholes-Merton
Q2 2021	—	7	—	—	(3)	Fair Market Value
Q4 2021	—	20	—	—	(1)	Monte-Carlo Simulation
Q4 2021	—	205	—	—	(3)	Fair Market Value

(1)	The awards vest based on the achievement of certain values of the Company’s common stock at multiple thresholds within certain periods and are contingent upon the completion of requisite service through the date of such vesting.
(2)	The vesting of the awards will be triggered after the end of the achievement milestone, as measured by the Company.
(3)	The awards vest based on achievement of certain revenue targets, units, and system implementation, contingent upon the completion of requisite service through the date of such vesting.
(4)	The awards have vested based on a change of coverage.
(5)	The awards will vest based on achievement of certain revenue and recruiting targets.

The Company has recognized $50.3 million in stock-based compensation for performance-based awards for the year ended December 31, 2021 compared to $17.2 million in stock-based compensation for performance-based awards for the year ended December 31, 2020.

The fair value of the performance-based awards with market conditions granted estimated using a Monte Carlo simulation model used the following inputs for the years ended December 31, 2021 and 2020:

	December 31,			December 31,
	2021			2020
Risk-free interest rate	0.80%	—	1.52%	0.54%	—	1.64%
Expected dividend yield			—			—
Expected volatility			60%	55		65%
Expected term (years)	7.25	—	10.0	5.25	—	7.25

Restricted Stock Units

The following table summarizes restricted stock unit (“RSU”) activity for the year ended December 31, 2021:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance at December 31, 2020	4,188	$34.02
Granted	2,208	$106.74
Vested	(2,117)	$29.46
Canceled/Forfeited	(291)	$55.16
Balance at December 31, 2021	3,988	$74.33

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

The following table presents the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the years ended December 31, 2021, 2020, and 2019.

	Year ended December 31,
	2021			2020			2019
	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$4,811	$—	$4,811	$1,691	$—	$1,691	$905	$32	$937
Research and development	24,507	1,361	25,868	10,777	647	11,424	5,354	—	5,354
Selling, general and administrative	84,368	172	84,540	36,747	309	37,056	21,730	603	22,333
Total	$113,686	$1,533	$115,219	$49,215	$956	$50,171	$27,989	$635	$28,624

As of December 31, 2021, approximately $233.3 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.8 years.

Valuation of Stock Option Grants to Employees and Non-Employees

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. For the year ended December 31, 2021 the following valuation assumptions were applied on both the employee and non-

employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Year ended December 31,
	2021			2020			2019
Expected term (years)	5.11	—	10.00	5.22	—	10.00	5.23	—	10.00
Expected volatility	55.33%	—	63.30%	49.94%	—	61.96%	42.53%	—	45.84%
Expected dividend rate			0%			0%			0%
Risk-free interest rate	0.81%	—	1.67%	0.31%	—	1.70%	1.60%	—	2.60%

As of December 31, 2021, total options outstanding include 31,553 shares of option awards that were granted to non-employees, of which 730 shares are unvested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For the years ended December 31, 2021, 2020, and 2019, the Company recorded interest expense of $0.6 million, $0.8 million, and $1.7 million, respectively. Interest payments totaling $0.6 million, $0.8 million, and $1.7 million had been made on the Credit Line during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, remaining accrued interest was $1.1 million, and the total principal amount outstanding including accrued interest was $49.0 million.

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

The holders of the Convertible Notes may convert all or a portion of their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2027 in multiples of $1,000 principal amount, under any the following circumstances:

●	During any fiscal quarter commencing after September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day.
●	During the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that five-day consecutive trading period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day.
●	If the Company calls any or all of the Convertible Notes for redemption at any time prior to the close of business on the second business day prior to the redemption date.
●	Upon the occurrence of certain distributions.
●	Upon the occurrence of specified corporate transactions.

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

Upon adoption of ASU 2020-06, the Company reallocated all of the debt discount to long-term debt financing. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balance as of December 31, 2021 is summarized in the following table:

December 31,
2021
(in thousands)
Liability Component
Outstanding Principal	$287,500
Unamortized debt discount and debt issuance cost	(7,106)
Net carrying amount	$280,394

The following table presents total interest expense recognized related to the Convertible Notes during the year ended December 31, 2021:

December 31,
2021
(in thousands)
Cash interest expense
Contractual interest expense	$6,469
Non-cash interest expense
Amortization of debt discount and debt issuance cost	1,227
Total interest expense	$7,696

11.     Stockholders’ Equity

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

In September 2020, the Company completed an underwritten equity offering and sold 4,791,665 shares of its common stock at a price of $60 per share to the public. Before offering expenses of $0.3 million, the Company received proceeds of $271.0 million net of the underwriting discount.

In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount.

On September 10, 2021, the Company entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development primarily in exchange for an equity consideration payment. The total upfront acquisition consideration amounts to $35.6 million composed of the issuance of 276,346 shares of the Company's common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset.

As of December 31, 2021, the Company had 50,000,000 authorized shares of its preferred stock, of which no shares were issued and outstanding; and 750,000,000 authorized shares of its common stock, at $0.0001 par value, and there were 95,140,000 shares of common stock issued and outstanding.

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

13.    Income Taxes

The Company's effective tax rates for the years ended December 31, 2021, 2020, and 2019 differ from the U.S. federal statutory rate as follows:

	December 31,
	2021		2020		2019

	(in thousands, except percentages)
U.S. federal taxes (benefit) at statutory rate	$(98,931)	(21.00)%	$(48,226)	(21.00)%	$(25,794)	(21.00)%
State tax expense	(29,206)	(6.20)%	(10,672)	(4.65)%	(6,607)	(5.38)%
Research and development credits	(9,193)	(1.95)%	(3,964)	(1.73)%	(1,645)	(1.34)%
Stock-based compensation	(46,128)	(9.80)%	(23,791)	(10.36)%	(7,544)	(6.14)%
Foreign tax	167	0.04%	55	0.02%	1,612	1.31%
Other nondeductible items	344	0.07%	792	0.35%	769	0.63%
Nondeductible officers' compensation	24,387	5.18%	8,984	3.91%	609	0.50%
Acquisition costs	8,901	1.89%	—	—%	—	—%
Change in valuation allowance	150,277	31.90%	76,920	33.50%	40,599	33.05%
Provision for income taxes	$618	0.13%	$98	0.04%	$1,999	1.63%

During the year ended December 31, 2021, the Company recorded total income tax expense of $0.6 million. The Company provides testing to clinics and also licenses its cloud-based software to licensees that are based in a foreign country, which contributed to a foreign income tax expense of $0.3 million. Total income tax expense also included a state income tax expense of $0.3 million for the year ended December 31, 2021.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets are as follows:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$315,552	$177,899
Intangibles	4,443	—
Research and development tax credit carryforwards	38,725	24,332
Reserves and accruals	14,098	21,770
Lease Liabilities	16,843	7,123
Deferred revenue	6,363	6,386
Stock-based compensation	15,928	10,673
Total deferred tax assets before valuation allowance	411,952	248,183
Less: valuation allowance	(396,079)	(222,521)
	15,873	25,662
Deferred tax liabilities:
Convertible debt	—	(19,143)
Right-of-use lease assets	(15,873)	(6,519)
Net deferred tax assets	$—	$—

The Company established a full valuation allowance against its net deferred tax assets in 2021 and 2020 due to the uncertainty surrounding realization of these assets. The valuation allowance increased to $396.1 million as of December 31, 2021 from $222.5 million as of December 31, 2020 due to current year losses and credits claimed.

As of December 31, 2021, the Company had federal, state, and foreign net operating loss (“NOLs”) carryforwards of approximately $1.3 billion, $796.7 million, and $4.0 million, respectively, which begin to expire in 2027, 2028, and 2031, respectively, if not utilized. Approximately $950.2 million of federal net operating loss included above can be carried forward indefinitely.

The Company also had federal research and development credit carryforwards of approximately $34.5 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $23.0 million, which can be carried forward indefinitely. Realization of these deferred tax assets would require $1.5 billion in taxable income to fully utilize. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

Federal, state and foreign tax laws impose substantial restrictions on the utilization of NOLs and credit carryforwards in the event of an "ownership change" for tax purpose, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company's ability to utilize these carryforwards may be limited as the result of such ownership change. Such a limitation could result in limitation in the use of the NOLs in future years and possibly a reduction of the NOLs available.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2021	2020	2019

	(in thousands)
Balance at beginning of year	$11,500	$8,619	$7,362
Additions based on tax positions related to the current year	6,017	2,889	1,426
Additions (reductions) for tax positions of prior years	(3)	(8)	(169)
Balance at end of year	$17,514	$11,500	$8,619

During the years ended December 31, 2021, 2020, and 2019, the amount of unrecognized tax benefits increased $6.0 million, $2.9 million, and $1.3 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2021, 2020, and 2019, the total amount of unrecognized tax benefits was $17.5 million, $11.5 million, and $8.6 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company is subject to U.S. federal, state, and foreign income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all prior tax years since incorporation. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2022.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions.

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

The Convertible Notes are convertible as of December 31, 2021. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the value of the Convertible Notes based on contractual settlement provisions would exceed its principal amount by $441.9 million as of December 31, 2021. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes will not have an impact on the Company’s diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table provides the basic and diluted net loss per share computations for the years ended December 31, 2021, 2020, and 2019:

	December 31,
	2021	2020	2019

	(in thousands, except per share data)
Numerator:
Net loss used to compute net loss per share, basic and diluted	$(471,716)	$(229,743)	$(124,827)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	90,558	81,011	69,555

Net loss per share, basic and diluted	$(5.21)	$(2.84)	$(1.79)

The following table shows the potentially dilutive common stock equivalents that were excluded from the computations of diluted net loss per share as their effect would be anti-dilutive, as of December 31, 2021, 2020, and 2019:

	December 31,
	2021	2020	2019

	(in thousands)
Options to purchase common stock	5,898	6,707	8,497
Restricted stock units	3,988	4,188	2,404
Employee stock purchase plan	33	37	32
Convertible Note	7,411	7,411	—
Estimated earnout shares for an asset acquisition	353	—	—
	17,683	18,343	10,933

15. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natera, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Natera, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Natera, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 24, 2022

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders (the “Proxy Statement”), which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements (included in Part II of this report):
●	Report of Independent Registered Public Accounting Firm
●	Balance Sheets
●	Statement of Operations
●	Statement of Stockholders’ Equity
●	Statement of Cash Flows
●	Notes to Financial Statements
(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	The following exhibits are filed with or incorporated by reference as part of this Annual Report on Form 10-K:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37478	3.1	07/09/2015
3.2	Amended and Restated Bylaws of Registrant, effective as of November 3, 2021	10-Q	001-37478	3.1	11/05/2021
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	06/22/2015
4.2	Amended and Restated Investors' Rights Agreement, dated November 20, 2014.	S-1	333-204622	4.2	06/01/2015
4.3	Description of Common Stock	10-K	001-37478	4.3	02/26/2021
4.4	Indenture (including form of Note) with respect to the Company’s 2.25% Convertible Senior Notes due 2027, dated as of April 16, 2020, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-37478	4.1	04/16/2020
10.1*	2007 Stock Plan and form of agreements thereunder.	S-1	333-204622	10.1	06/01/2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2*	2015 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-37478	10.2	03/24/2016
10.3*	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	06/25/2015
10.4	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	10-K	001-37478	10.4	03/16/2017
10.5.1**	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended (conformed copy).	S-1/A	333-204622	10.13	06/30/2015
10.5.2**	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/11/2016
10.5.3**	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.2	08/11/2016
10.5.4**	Fourth Amendment to Supply Agreement, dated January 3, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.8	03/15/2019
10.5.5***	Fifth Amendment to Supply Agreement, dated December 18, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.5.5	03/02/2020
10.5.6***	Sixth Amendment to Supply Agreement, dated May 8, 2020, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/07/2020
10.5.7***	Seventh Amendment to Supply Agreement, dated October 7, 2021, by and between the Registrant and Illumina, Inc.	10-Q	001-37478	10.1	11/05/2021
10.6.1**	Application Service Provider Agreement, dated September 19, 2014, by and between Registrant and DNAnexus, Inc., as amended	10-K	001-37478	10.11	03/16/2017
10.6.2**	Third Amendment to Application Service Provider Agreement, dated January 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.1	11/09/2018
10.6.3**	Fourth Amendment to Application Service Provider Agreement, dated July 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/09/2018
10.6.4**	Fifth Amendment to Application Service Provider Agreement, dated October 18, 2019, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/08/2019
10.7.1*	Amended Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated June 7, 2007.	S-1/A	333-204622	10.15	06/25/2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7.2*	Amended Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated May 9, 2021.	8-K	001-37478	10.2	05/10/2021
10.8*	Amended Employment Agreement, by and between Registrant and Jonathan Sheena, dated June 7, 2007.	S-1/A	333-204622	10.16	06/25/2015
10.9*	Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated January 2, 2019.	10-Q	001-37478	10.1	05/10/2019
10.10*	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.2	05/10/2019
10.11.1	UBS Credit Line Agreement, dated September 23, 2015, as amended.	10-Q	001-37478	10.2	11/12/2015
10.11.2	Amendment to UBS Credit Line Agreement, dated July 5, 2017.	10-Q	001-37478	10.1	08/09/2017
10.12*	Natera, Inc. Management Cash Incentive Plan.	10-Q	001-37478	10.3	11/12/2015
10.13.1	Lease, dated October 26, 2015, by and between Registrant and BMR-201 Industrial Road LP.	10-K	001-37478	10.23	03/23/2016
10.13.2	First Amendment to Lease, dated October 6, 2016, by and between Registrant and BMR-201 Industrial Road LP.	10-Q	001-37478	10.1	11/10/2016
10.14.1**	Credit Agreement, dated as of August 8, 2017, by and between Registrant and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.1	11/09/2017
10.14.2**	Amendment and Waiver to Credit Agreement, dated as of December 28, 2018, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-K	001-37478	10.20	03/15/2019
10.14.3**	Second Amendment to Credit Agreement, dated as of April 15, 2019, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.3	05/10/2019
10.14.4**	Third Amendment to Credit Agreement, dated as of September 12, 2019, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.1	11/08/2019
10.15**	Pledge and Security Agreement, dated as of August 8, 2017, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.2	11/09/2017

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Guarantee, dated as of August 8, 2017, by and between Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.3	11/09/2017
10.17**	License, Development and Distribution Agreement, dated as of March 9, 2018, by and between Registrant and QIAGEN LLC	10-Q/A	001-37478	10.1	02/06/2019
21.1	List of Subsidiaries of the Registrant.	10-K	001-37478	21.1	03/16/2017
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan.

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

None.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statements (Form S-8 Nos. 333-205441, 333-210374, 333-216747, 333-223751, 333-230324, 333-236873, and 333-253785) pertaining to the 2015 Equity Incentive Plan, 2007 Stock Plan and 2015 Employee Stock Purchase Plan of Natera, Inc., and

(2)	Registration Statements (Forms S-3 No. 333-214577, 333-230902, 333-234220, 333-248690, 333-258047, and 333-259429) of Natera, Inc.,

of our reports dated February 24, 2022, with respect to the consolidated financial statements of Natera, Inc. and the effectiveness of the internal control over financial reporting of Natera, Inc. included in this Annual Report (Form 10-K) of Natera, Inc. for the year ended December 31, 2021.

/s/ Ernst & Young LLP

Redwood City, California

February 24, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 24th day of February, 2022.

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

Signature	Title	Date

/ s / Steve Chapman Steve Chapman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2022

/ s / Michael Brophy Michael Brophy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022

/ s / Matthew Rabinowitz Matthew Rabinowitz	Executive Chairman	February 24, 2022

/ s / Jonathan Sheena Jonathan Sheena	Founder and Director	February 24, 2022

/ s / Roy Baynes Roy Baynes	Director	February 24, 2022

/ s / Monica Bertagnolli Monica Bertagnolli	Director	February 24, 2022

/ s / Roelof F. Botha Roelof F. Botha	Director	February 24, 2022

/ s / Rowan Chapman Rowan Chapman	Director	February 24, 2022

/ s / Todd Cozzens Todd Cozzens	Director	February 24, 2022

/ s / James I. Healy James I. Healy	Director	February 24, 2022

/ s / Gail Marcus Gail Marcus	Director	February 24, 2022

/ s / Herm Rosenman Herm Rosenman	Director	February 24, 2022