Form 10-Q
period 2022-03-31
Natera, Inc.
filed 2022-05-06
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 1, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 96,313,849.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama and Horizon;
●	our ability to increase demand for Panorama and Horizon;
●	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications, including our expectations that the results from our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use and reimbursement for the use of Panorama in average risk pregnancies and for microdeletions;
●	the extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize our oncology and organ health products;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and transplant rejection;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027 in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to control our operating expenses and fund our working capital requirements;

●	the factors that may impact our financial results;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	whether we will elect to exercise the option we have to acquire certain assets of a third party and, if exercised, whether that acquisition will be consummated and meet our expectations; and
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies and to successfully operate our business in response to changes in such requirements, programs and policies.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those discussed in Part II, Item 1A, “Risk Factors” in in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par value and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$158,298	$84,386
Restricted cash	228	228
Short-term investments	593,660	829,896
Accounts receivable, net of allowance of $2,392 in 2022 and $2,429 in 2021	167,862	122,074
Inventory	25,048	26,909
Prepaid expenses and other current assets, net	35,130	29,645
Total current assets	980,226	1,093,138
Property and equipment, net	78,361	65,516
Operating lease right-of-use assets	64,401	59,013
Other assets	21,676	18,820
Total assets	$1,144,664	$1,236,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,070	$27,206
Accrued compensation	32,396	40,941
Other accrued liabilities	116,637	93,353
Deferred revenue, current portion	13,914	7,404
Short-term debt financing	50,055	50,052
Total current liabilities	231,072	218,956
Long-term debt financing	280,706	280,394
Deferred revenue, long-term portion	20,543	21,318
Operating lease liabilities, long-term portion	67,477	61,036
Other long-term liabilities	2,531	1,479
Total liabilities	602,329	583,183

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2022 and December 31, 2021, respectively; 96,259 and 95,140 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid in capital	2,089,660	2,050,417
Accumulated deficit	(1,533,431)	(1,394,836)
Accumulated other comprehensive loss	(13,904)	(2,287)
Total stockholders’ equity	542,335	653,304
Total liabilities and stockholders’ equity	$1,144,664	$1,236,487

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2022	2021

Revenues
Product revenues	$190,002	$120,384
Licensing and other revenues	4,131	31,932
Total revenues	194,133	152,316
Cost and expenses
Cost of product revenues	102,670	65,832
Cost of licensing and other revenues	545	981
Research and development	80,414	40,188
Selling, general and administrative	147,634	108,332
Total cost and expenses	331,263	215,333
Loss from operations	(137,130)	(63,017)
Interest expense	(2,087)	(2,073)
Interest and other income, net	801	1,371
Loss before income taxes	(138,416)	(63,719)
Income tax expense	(179)	(134)
Net loss	$(138,595)	$(63,853)
Unrealized loss on available-for-sale securities, net of tax	(11,617)	(1,062)
Comprehensive loss	$(150,212)	$(64,915)

Net loss per share (Note 12):
Basic and diluted	$(1.45)	$(0.74)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	95,578	86,689

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	86,223	$9	$1,411,286	$4,259	$(929,318)	$486,236
Issuance of common stock upon exercise of stock options	575	—	4,570	—	—	4,570
Vesting of restricted stock units	632	—	—	—	—	—
Stock-based compensation	—	—	23,232	—	—	23,232
Unrealized loss on available-for sale securities	—	—	—	(1,062)	—	(1,062)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	(82,876)	—	6,198	(76,678)
Net loss	—	—	—	—	(63,853)	(63,853)
Balance as of March 31, 2021	87,430	$9	$1,356,212	$3,197	$(986,973)	$372,445

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	95,140	$10	$2,050,417	$(2,287)	$(1,394,836)	$653,304
Issuance of common stock upon exercise of stock options	631	—	4,156	—	—	4,156
Vesting of restricted stock units	488	—	—	—	—	—
Stock-based compensation	—	—	35,087	—	—	35,087
Unrealized loss on available-for sale securities	—	—	—	(11,617)	—	(11,617)
Net loss	—	—	—	—	(138,595)	(138,595)
Balance as of March 31, 2022	96,259	$10	$2,089,660	$(13,904)	$(1,533,431)	$542,335

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Operating activities
Net loss	$(138,595)	$(63,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,002	2,549
Premium amortization and discount accretion on investment securities	1,790	2,097
Stock-based compensation	35,087	23,232
Non-cash lease expense	3,305	2,671
Amortization of debt discount and issuance cost	312	304
Inventory reserve adjustments	128	316
Other non-cash benefits	4	56
Provision for credit losses	331	—
Unrealized losses on investment securities	(281)	—
Loss on investments	46	—
Amortization of other assets	143	—
Changes in operating assets and liabilities:
Accounts receivable	(46,119)	(8,997)
Inventory	1,732	(3,966)
Prepaid expenses and other assets	(6,366)	2,455
Accounts payable	(7,557)	(3,310)
Accrued compensation	(8,545)	(4,501)
Operating lease liabilities	(2,765)	(2,486)
Other accrued liabilities	21,336	18,602
Deferred revenue	5,735	(40,045)
Cash used in operating activities	(137,277)	(74,876)

Investing activities
Purchases of investments	(24,977)	(43,024)
Proceeds from sale of investments	166,895	—
Proceeds from maturity of investments	81,000	140,024
Purchases of property and equipment, net	(15,885)	(10,260)
Cash provided by investing activities	207,033	86,740

Financing activities
Proceeds from exercise of stock options	4,156	4,570
Cash provided by financing activities	4,156	4,570

Net increase in cash, cash equivalents and restricted cash	73,912	16,434
Cash, cash equivalents and restricted cash, beginning of period	84,614	48,855
Cash, cash equivalents and restricted cash, end of period	$158,526	$65,289

Supplemental disclosure of cash flow information:
Cash paid for interest	$159	$152

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$2,096	$1,898

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2022, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed on February 25, 2022).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $138.6 million for the three months ended March 31, 2022 and an accumulated deficit of $1.5 billion as of March 31, 2022. As of March 31, 2022, the Company had $158.5 million in cash, cash equivalents, and restricted cash, $593.7 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”).

While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

The Company continues to develop and commercialize future products and invest in the growth of its business and, consequently, it will need to generate additional revenues to achieve future profitability and will need to raise additional equity or debt financing. If the Company raises additional funds by issuing equity securities, its stockholders will experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to the Company. If the Company is unable to obtain additional financing, it may be required to delay the development and commercialization of its products and significantly scale back its business and operations.

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

Further, additional consideration aggregating up to approximately $35.0 million may be paid in an estimated 269,547 of additional shares, consistent with the registration statement filed with the SEC on September 10, 2021, that are potentially issuable to legacy shareholders of this third party upon the achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which will be revalued at each reporting date and amount of compensation expense will be adjusted accordingly. The Company assessed these milestones as probable as of March 31, 2022. As achievement of all milestones is contingent upon the continued employment of certain selling shareholders, the Company accounted for the consideration related to all of the milestones as compensation expenses and recognized these expenses ratably over the estimated performance period of 24 months, to approximately August 2023.

In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 6, 2022.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, average selling price expected to be received from insurance payors, the operating right-of-use assets and the associated lease liabilities, the average useful life for property and equipment, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, stock-based compensation, the fair value of options, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

Revenue

The total consideration which the Company expects to be entitled to from patients and insurance carriers in exchange for the Company's products is a significant estimate determined by calculating the average selling price based on the contractual pricing agreed to with each insurance carrier for each test (CPT code) performed adjusted for variable consideration related to historical percent of cases allowed, historical percent of patient responsibility collected, and historical percent of contract price collected from insurance carriers. The Company uses the expected-value approach of estimating variable consideration.  The Company also considers recent trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or insurance coverages.  For insurance carriers with similar reimbursement characteristics, the Company uses a portfolio approach to estimate the effects of variable consideration. The Company also applies a constraint to the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options issued to employees and non-employees. Stock-based compensation expense for stock-based awards is based on their grant date fair value. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are estimated based on historical trends at the time of grant and revised as necessary. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, we calculate the expected term using the simplified method for “plain vanilla” stock option awards. The Company determines expected volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

The Monte Carlo simulation model is used to estimate the fair value of market-based condition awards. The model requires the input of the Company's expected stock price and peer stock price volatility, the expected term of the awards, and a risk-free interest rate. Determining these assumptions requires significant judgment. See further discussion on the valuation assumptions used under Note 9, Stock Based Compensation.

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board ASC Topic 740, Income

Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. See further discussion in Note 11, Income Taxes.

Allowance for doubtful accounts

The allowance for doubtful accounts for trade accounts receivable and other receivables is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

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

Right-of-use assets

The incremental borrowing rate is used to determine the present value of the minimum future lease payments. The Company estimates the incremental borrowing rate of its leases based on the weighted-average annual percentage yield of corporate bonds with a similar credit rating as the Company and a similar bond term as the lease term as of the approximate lease commencement date.

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

Other accrued liabilities

The Company's uses estimates, judgments, and assumptions in several areas including, but not limited to, estimates of progress to date for certain contracts with vendors, liabilities related to clinical trials, payroll and related expenses, marketing liabilities, reserves associated with insurance and general overpayments, tax-related liabilities, and other operating expenses. Estimates consist of historical trends, analytical procedures, review of supporting documentation, inquiries with supply partners and vendors, and other relevant assumptions. Although the Company believe its estimates, assumptions, and judgment are reasonable, it is based upon information presently available and are subject to change.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market deposits with financial institutions.

Restricted Cash

Restricted cash is currently presented as a separate line item in the Company’s balance sheet. In the statements of cash flows, it is included together with cash and cash equivalents and considered as part of the total ending cash balance.

Credit Losses

Appropriate provision has been made for lifetime expected credit losses in accordance with ASC Topic 326-20, Financial Instruments—Credit Losses (“Topic 326”), for trade receivables and available-for-sale debt securities. The Company’s estimate of expected credit losses includes consideration of past events, current conditions, and forecasts of future economic conditions.

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Beginning balance	$2,429	$4,220
Provision for credit losses	331	-
Write-offs	(368)	(110)
Total	$2,392	$4,110

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

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of March 31, 2022. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 35.5% of the outstanding shares of MyOme;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is stockholder and a member of the board of directors of Myome;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of Myome; and

●	Roelof Botha, the Company’s Lead Independent Director, is a managing member of Sequoia Capital Operations, LLC. Two funds affiliated with Sequoia Capital Operations, LLC also participated in MyOme’s series B financing, and purchased MyOme series B preferred shares for an aggregate purchase price of approximately $1.7 million.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, and the full extent and duration of the impact of the COVID 19 pandemic on our business, our operations, and the global economy as a whole is not yet known. While the Company’s test volumes and overall average selling prices increased in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the Company cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on the macroeconomic environment.

Further, in our operations as a public company, prolonged government disruptions, global pandemics and other natural disasters or geopolitical actions, for example the geopolitical instability due to the ongoing military conflict between Russia and Ukraine, have resulted in significant economic uncertainty. These macroeconomic conditions could affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Financial instruments that potentially subject the Company to credit risk consist of cash, accounts receivable and investments. The Company limits its exposure to credit loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits of $250,000 per customer. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended March 31, 2022, and 2021, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2022 and December 31, 2021, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Beginning balance	$(2,287)	$4,259
Net unrealized loss on available-for-sale securities, net of tax and foreign currency translation adjustment	(11,617)	(1,062)
Ending balance	$(13,904)	$3,197

The increase in net unrealized loss on available-for-sale securities is due to increased market volatility. The Company has assessed the unrealized loss position for available-for-sale securities and determined that an allowance for credit losses was not necessary.

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

Additionally, the Company enters into agreements with pharmaceutical companies to utilize the Company’s Signatera tests typically to study new cancer treatments or to validate the outcomes of clinical trials for which the pharmaceutical companies are identified as customers. Such arrangements generally involve performing whole exome sequencing (“WES”) services and the testing of patient samples to detect cancer mutations using its Signatera test. Each test is billable to customers and the personalized cancer profile also makes each test distinct within the context of the contract as customers can exercise control over the test results upon delivery. The Company allocates the contract price to each test using the stand-alone selling price for each service and recognizes the test processing revenue as individual test results are delivered to customers.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended March 31, 2022 and 2021, $1.4 million and $1.3 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. The release of amounts reserved were recognized as product revenue within that period.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from its agreements with Qiagen LLC, (“Qiagen”), BGI Genomics Co., Ltd. (“BGI Genomics”), and Foundation Medicine, Inc. (“Foundation Medicine”).

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

Qiagen

In March 2018, the Company entered into a License, Development and Distribution Agreement (the “Qiagen Agreement”) with Qiagen under which the Company granted Qiagen a license to develop, manufacture, distribute and commercialize NGS-based genetic testing assays and sequencing systems utilizing such assays, which incorporate the Company’s proprietary technology. According to the terms of the Qiagen Agreement, the Company is initially entitled to receive an upfront license fee and prepaid royalties totaling $40.0 million, which were fully collected in 2018. All or a portion of the prepaid royalties are refundable in limited circumstances. In addition, the Company was entitled to potential milestone payments from Qiagen upon the successful achievement of certain volume, regulatory and commercial milestones, and tiered royalties of $10.0 million, of which the Company received $5.0 million due December 31, 2018. The Qiagen Agreement has a term of 10 years and expires in March 2028, and it may be terminated earlier in certain circumstances. Upon termination of the Qiagen Agreement, the license granted to Qiagen will also terminate, except in certain limited circumstances. The Company provided to Qiagen standard indemnification protections, which is part of an assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

Effective in March 2020, the Company terminated the Qiagen Agreement. Subsequently, in March 2021, the Company and Qiagen signed a Termination and Settlement Agreement where the Company agreed to refund a net $10 million as a result of the termination. The remaining $28.6 million of deferred revenue was recognized as other licensing and other revenue in the first quarter of 2021.

BGI Genomics

In February 2019, the Company entered into a License Agreement (the “BGI Genomics Agreement”) with BGI Genomics to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The BGI Genomics Agreement has a term of ten years and expires in February 2029. According to the BGI Genomics Agreement, the Company is entitled to a total of $50.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019, which was received in January 2021. Also, as required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating to $10.0 million were recorded in long-term advances on the Company’s Condensed Consolidated Balance Sheet. The Company has recorded a receivable of $5.0 million upon achieving a milestone in the first quarter of 2022 which has not been received as of March 31, 2022.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. There was an additional milestone met in May 2021. The Company accrued a $1.0 million milestone payment against accounts receivable and short-term deferred revenue. This milestone was paid in early July 2021. Additionally, the Company included an incremental $2.0 million in the transaction price of the contract based on the expectation of achieving a certain milestone in early 2022. This amount was not part of the initial transaction price. In the first quarter of 2022, the Company has recorded a receivable of $2.0 million upon achieving a milestone. No other payments have been received in the three months ending March 31, 2022.

Pursuant to the Foundation Medicine Agreement, the Company will provide development services in conjunction with granting the use of the Company’s intellectual property. Following completion of those development services, the Company is currently providing research use only assay testing services over the term of the agreement. The Company has concluded that the license is not a distinct performance obligation as it is highly interrelated and interdependent with the related development services. Therefore, license and related development services represent a single performance obligation.

The Company is responsible for providing the technology license and certain development services that are required to customize its proprietary Signatera test to work with Foundation Medicine’s FoundationOne CDx. The intellectual property has been licensed to Foundation Medicine for the customized test. In addition, the Company is responsible for delivering clinical study plans in order to demonstrate efficacy of the customized test which commenced in the second quarter of 2021. Revenues associated with each of the performance obligations are recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. Revenue associated with the assay testing services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended
	March 31,
	2022	2021
(in thousands)
Insurance carriers	$164,742	$100,399
Laboratory and other partners	20,737	44,535
Patients	8,654	7,382
Total revenues	$194,133	$152,316

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended
	March 31,
	2022	2021
(in thousands)
United States	$187,217	$144,957
Americas, excluding U.S.	741	813
Europe, Middle East, India, Africa	3,691	4,459
Asia Pacific and Other	2,484	2,087
Total revenues	$194,133	$152,316

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	March 31,	December 31,
(in thousands)	2022	2021
Assets:
Accounts receivable	$167,862	$122,074
Liabilities:
Deferred revenue, current portion	$13,914	$7,404
Deferred revenue, long-term portion	20,543	21,318
Total deferred revenues	$34,457	$28,722

The following table summarizes the changes in the balance of deferred revenues during the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021
(in thousands)
Beginning balance	$28,722	$72,930
Increase in deferred revenues	10,508	1,030
Refunds of revenues previously deferred	—	(10,000)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(3,889)	(30,292)
Revenue recognized from performance obligations satisfied within the same period	(884)	(783)
Ending balance	$34,457	$32,885

During the three months ended March 31, 2022, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $3.9 million. This balance consisted of approximately a net $2.3 million related to BGI Genomics and Foundation Medicine and $0.1 million related to genetic testing services. The current portion of deferred revenue includes $7.5 million from the BGI Genomics Agreement and $1.6 million from the Foundation Medicine Agreement as of March 31, 2022.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$56,374	$—	$—	$56,374	$10,041	$—	$—	$10,041
U.S. Treasury securities	474,849	—	—	474,849	688,097	—	—	688,097
Corporate bonds and notes	—	45,666	—	45,666	—	52,337	—	52,337
Municipal securities	—	73,145	—	73,145	—	89,462	—	89,462
Total financial assets	$531,223	$118,811	$—	$650,034	$698,138	$141,799	$—	$839,937

Fair Value of Debt:

As of March 31, 2022, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2022, was $385.3 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. As of March 31, 2022, the fair value of the UBS Credit Line, consisting of the total principal amount outstanding with accrued interest, was $50.1 million.  See Note 10, Debt, for additional details.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	56,374	—	—	56,374	10,041	—	—	10,041
U.S. Treasury securities (1)	485,265	—	(10,416)	474,849	689,640	1,081	(2,624)	688,097
Corporate bonds and notes (1)	46,499	—	(833)	45,666	52,729	—	(392)	52,337
Municipal securities	75,667	3	(2,525)	73,145	89,814	261	(613)	89,462
Total	$663,805	$3	$(13,774)	$650,034	$842,224	$1,342	$(3,629)	$839,937

Classified as:
Cash equivalents (2)				56,374				10,041
Short-term investments				593,660				829,896
Total				$650,034				$839,937

(1)	Per the Company’s investment policy, all U.S. Treasury securities and debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2022, the Company sold $166.9 million of investments. During the three months ended March 31, 2022, the amount of net realized losses upon sales of investments was $0.1 million. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of March 31, 2022, the Company had 74 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary since the investments are low risk, investment grade securities. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of March 31, 2022 was $587.1 million. The aggregate amount of unrealized losses of these securities was $13.8 million, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss was not material as of March 31, 2022.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2022:

	March 31, 2022
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$161,807	$160,782
Greater than one year but less than five years	445,624	432,878
Total	$607,431	$593,660

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2022	2021

		(in thousands)
Machinery and equipment	3-5 years	$38,073	$33,722
Computer equipment	3 years	4,893	4,893
Capitalized software held for internal use	3 years	3,112	2,395
Leasehold improvements	Lesser of useful life or lease term	26,647	13,640
Construction-in-process		28,051	30,279
		100,776	84,929
Less: Accumulated depreciation and amortization		(22,415)	(19,413)
Total Property and Equipment, net		$78,361	$65,516

The Company’s long-lived assets are primarily located in the United States.

During the three months ended March 31, 2022, the increase in net property and equipment was due to purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $3.0 million recorded in the three months ended March 31, 2022, compared to a depreciation expense of $2.5 million recorded in the three months ended March 31, 2021. The Company did not incur an impairment charge during the three months ended March 31, 2022.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Accrued paid time off	$2,809	$2,567
Accrued commissions	12,305	15,726
Accrued bonuses	6,826	15,854
Other accrued compensation	10,456	6,794
Total accrued compensation	$32,396	$40,941

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Reserves for refunds to insurance carriers	$17,326	$17,210
Accrued charges for third-party testing	5,445	5,849
Testing and laboratory materials from suppliers	5,561	3,799
Marketing and corporate affairs	7,563	7,853
Legal, audit and consulting fees	18,645	11,758
Accrued shipping charges	4,792	969
Sales tax payable	788	2,230
Accrued third-party service fees	14,483	13,442
Clinical trials and studies	17,835	11,218
Operating lease liabilities, current portion	5,239	5,752
Fixed asset purchases	5,370	1,853
Other accrued interest	2,695	1,078
Other accrued expenses	10,895	10,342
Total other accrued liabilities	$116,637	$93,353

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021

	(in thousands)
Beginning balance	$17,210	$17,366
Additional reserves	3,502	5,594
Refunds to carriers	(1,991)	(1,403)
Reserves released to revenue	(1,395)	(1,253)
Ending balance	$17,326	$20,304

7. Leases

Operating Leases

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016. In December 2021, the Company entered into an amendment of the Austin lease agreement which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces (the “First Expansion Premises” and the “Second Expansion Premises”). The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commences in September 2022. The terms of the First and Second Expansion Premises expire in March 2033.

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

In addition, the Company entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining its primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023. The annual lease payment starts at $1.9 million and will escalate annually commencing in October 2020. An amendment of the San Carlos sublease agreement was entered in February 2021 and the third party surrendered 25,879 rentable square feet in the fourth quarter of 2021.

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

The Company has also historically entered into leases of individual workspaces and storage spaces at various locations on both a month-to-month basis without an established lease term, and more recently for certain locations, has committed to terms approximating one to five years. For the facilities without a committed lease term, the Company has elected to not recognize them as right-of-use assets on the condensed consolidated balance sheets as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, the Company has recorded a right-of-use asset on the condensed consolidated balance sheets.

For the three months ended March 31, 2022, the Company had noncash operating activities of $7.5 million primarily related to additional right-of-use assets related to the Austin First Expansion Premises commenced in February 2022 which was accounted for as a new lease under ASC 842. For the three months ended March 31, 2021, the Company had noncash operating activities of $29.7 million related to additional right-of-use assets primarily as a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$5,239	$5,752
Operating lease liabilities, long-term portion	67,477	61,036
Total operating lease liabilities	$72,716	$66,788

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of March 31, 2022, the weighted-average remaining lease term was 4.89 years and the weighted-average discount rate was 6.23%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended March 31, 2022 and 2021, total lease expense of $3.3 million and $2.7 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.8 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of March 31, 2022 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2022 (remaining 9 months)	$7,264
2023	11,753
2024	13,174
2025	13,437
2026	13,816
2027 and thereafter	34,156
93,600
Less: imputed interest	(20,884)
Operating lease liabilities	$72,716

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other regulatory or administrative actions, including those with respect to intellectual property, employment, testing, billing, reimbursement and other matters. Such actions may include allegations of negligence, products/professional liability or other legal claims, and could involve claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is aggressively defending and/or prosecuting its current litigation matters, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company, including by governmental entities, or by the Company against third parties, may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If this were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected.

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. During the periods presented, the Company does not believe there are such matters that will have a material effect on the financial statements.

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first suit, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents. The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three patents invalid.  CareDx and Stanford have appealed to the United States Court of Appeals for the Federal Circuit, and a hearing has been set for June 2022.  The Company filed the second suit in January 2020, in which the Company alleges infringement by CareDx of two of the Company’s patents, seeking unspecified damages and injunctive relief. The case is currently pending and is scheduled for trial in July 2023.

The Company has filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware, alleging, in complaints and amended complaints filed in January, April, and August of 2020, which cases were consolidated in September 2020, that certain ArcherDX products infringe five of the Company’s patents (the “ArcherDX case”). In January 2021, the Company filed a second amended complaint naming an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. as defendants. The Company is seeking unspecified monetary damages and injunctive relief.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Various parties, including Natera, have filed challenges to the validity of the asserted patents with the United States Patent and Trademark Office, which challenges have been instituted for review.

The Company was involved in litigation against Progenity, Inc. (“Progenity”), in which the Company alleged that Progenity’s NIPT test infringes six of the Company’s patents. Progenity sought declaratory judgment of non-

infringement of the Company’s asserted patents, and petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office for inter partes review of all of the Company’s asserted patents. In August 2021, the parties entered into a settlement agreement to settle the matters described above.

In October 2020, the Company filed suit against Genosity Inc. (“Genosity”), in the United States District Court for the District of Delaware, alleging that various Genosity products infringe one of the Company’s patents and seeking unspecified monetary damages and injunctive relief. In April 2022, the Court granted the parties’ stipulated request to stay the case pending the entry of a final judgment in the ArcherDX Litigation, in which the subject patent is also asserted.

In January 2021, the Company filed suit against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware. The complaint, amended by the Company in May 2021, alleges that various Inivata oncology products infringe two of the Company’s patents and seeks unspecified monetary damages and injunctive relief. Inivata filed a motion to dismiss the Company’s amended complaint, which the Court denied in March 2022.

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

The Company is involved in litigation with CareDx. CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology (“CareDx’s Advertising Case”), seeking unspecified damages and injunctive relief. In February 2020, the Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that Natera was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. The Company has filed a motion for judgment as a matter of law, requesting that the Court set aside the portions of the jury verdict adverse to Natera and issue a judgment accordingly. Because the Court has not issued an order of judgment, and because the motion for judgment as a matter of law remains pending, Natera does not consider a loss related to this matter to be probable and estimable.

The Company is involved in litigation against Guardant, Inc. (“Guardant”). On or about May 27, 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief.  On or about May 28, 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant. In the California action, the Company has answered Guardant’s complaint and has asserted the claims from the action it dismissed in Texas as counterclaims, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects.

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit, on which a hearing has been scheduled for May 2022.

In February 2022, two purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California. Each suit was filed by an individual patient alleging various causes of action related to the marketing of Panorama and seeking, among other relief, class certification, monetary damages, attorneys’ fees, and costs.

In March 2022, a purported class action lawsuit was filed against the Company and certain of its management in the Supreme Court of the State of New York, County of New York, asserting claims under Sections 11, 12, and 15 of the Securities Act of 1933.  The complaint alleges, among other things, that the Company failed to disclose certain information regarding its Panorama test. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs.

In April 2022, a purported class action lawsuit was filed against the Company and certain of its management in the United States District Court for the Western District of Texas, asserting claims under Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 thereunder. The complaint alleges, among other things, that the management defendants made materially false or misleading statements, and/or omitted material information that was required to be disclosed, about certain of the Company’s products and operations.  The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs.

 Director and Officer Indemnifications

As permitted under Delaware law, and as set forth in the Company’s Amended and Restated Certificate of Incorporation and its Amended and Restated Bylaws, the Company indemnifies its directors, executive officers, other officers, employees and other agents for certain events or occurrences that may arise while in such capacity. The maximum potential future payments the Company could be required to make under this indemnification is unlimited; however, the Company has insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes any obligations under this indemnification would not be material, other than standard retention amounts for securities related claims. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

Third-Party Payer Reimbursement Audits

From time to time, the Company receives recoupment requests from third-party payers for alleged overpayments. The Company disagrees with the contentions of pending requests and/or has recorded an estimated reserve for the alleged overpayments.

Contractual Commitments

The following table sets forth the material contractual commitments as of March 31, 2022 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$18,883	December 2024
Material suppliers	18,099	June 2026
Application service providers	32,626	March 2026
Earnouts for development with acquired Canadian entity (1)	35,000	September 2023
Software development provider	383	December 2024
Leases (2)	19,422	March 2033
Other material suppliers	14,442	Various
Total	$138,855

(1)	The earnouts for asset development with the acquired Canadian entity consists of three milestones which are achieved upon the satisfaction of certain contractual conditions. Upon achievement, the earnout consideration will primarily be paid in the Company’s common stock.
(2)	Represents executed leases which have not commenced. Please refer to Note 7, Leases, for additional information.

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

Restricted Shares and Stock Units.    Restricted shares and stock units (“RSU”) may be awarded under the 2015 Plan in return for any lawful consideration, and participants who receive restricted shares or stock units generally are not required to pay cash for their awards. In general, these awards will be subject to vesting. Vesting may be based on length of service, the attainment of performance-based milestones or a combination of both, as determined by the compensation committee.

Employee Stock Purchase Plan

During the period ended March 31, 2022, there have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2021.  The Company has made 3,739,711 shares available for issuance under the Plan as of March 31, 2022, a number that is automatically increased by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to certain adjustments pursuant to Subsection (c) below), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2022 started on November 1, 2021 and will end on April 30, 2022. The second offering period of 2022 will begin on May 1, 2022 and will end on October 31, 2022. As of March 31, 2022, no shares have been purchased.

Stock Options and Restricted Stock Units

The following table summarizes option and RSU activity for the three months ended March 31, 2022:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(in years)
Balance at December 31, 2021	4,319	5,900	$17.54	5.40	$451,505
Additional shares authorized	3,500	—
Options granted	(221)	221	$65.48
Options exercised	—	(631)	$6.59
Options forfeited/cancelled	9	(9)	$19.56
RSUs granted	(4,105)	—
RSUs forfeited/cancelled	115	—
Balance at March 31, 2022	3,617	5,481	$20.73	5.53	$139,798
Exercisable at March 31, 2022		4,528	$11.58	4.92	$132,665
Vested and expected to vest at March 31, 2022		5,424	$20.29	5.50	$139,391

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company assessed the performance-based awards with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the outstanding performance-based awards as of March 31, 2022:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	200	300	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	140	(2)	Grant Date Stock Price
Q3 2019	—	50	—	50	(1)	Monte-Carlo Simulation
Q1 2020	150	300	150	300	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	408	(3)	Grant Date Stock Price
Q1 2020	129	—	129	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	21	(3)	Grant Date Stock Price
Q3 2020	10	—	10	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	17	(3)	Grant Date Stock Price
Q4 2020	—	32	—	19	(1)	Monte-Carlo Simulation
Q4 2020	—	22	—	2	(5)	Grant Date Stock Price
Q1 2021	150	125	—	—	(1)	Monte-Carlo Simulation
Q1 2021	—	279	—	15	(3)	Grant Date Stock Price
Q2 2021	163	—	—	—	(1)	Monte-Carlo Simulation
Q2 2021	29	—	—	—	(3)	Black-Scholes-Merton
Q2 2021	—	7	—	—	(3)	Grant Date Stock Price
Q4 2021	—	20	—	—	(1)	Monte-Carlo Simulation
Q4 2021	—	205	—	—	(3)	Grant Date Stock Price
Q1 2022	110	—	—	—	(3)	Black-Scholes-Merton
Q1 2022	—	849	—	—	(3)	Grant Date Stock Price

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

The Company has recognized $13.5 million in stock-based compensation for performance-based awards for the three months ended March 31, 2022. The Company has recognized $11.0 million in stock-based compensation for performance-based awards for the three months ended March 31, 2021.

   There were no performance-based awards with market conditions and a fair value estimated using a Monte Carlo simulation model granted in the period ended March 31, 2022

Restricted Stock Units

The following table summarizes unvested RSU for the three months ended March 31, 2022:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2021	3,988	$74.33
Granted	4,105	$44.25
Vested	(488)	$56.24
Cancelled/forfeited	(115)	$62.30
Balance at March 31, 2022	7,490	$59.50

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022			2021
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$1,716	$—	$1,716	$708	$—	$708
Research and development	9,006	415	9,421	3,650	224	3,874
Selling, general and administrative	23,875	75	23,950	18,604	46	18,650
Total	$34,597	$490	$35,087	$22,962	$270	$23,232

As of March 31, 2022, approximately $368.9 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 3.0 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three months ended March 31, 2022, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended March 31,
	2022			2021
Expected term (years)	5.12	—	10.00	10.00
Expected volatility	55.91	—	62.30%	55.33%
Expected dividend rate			0.00%	0.00%
Risk-free interest rate	1.62	—	1.78%	1.13%

As of March 31, 2022, total options outstanding include 28,053 shares of option awards that were granted to non-employees, of which all shares are vested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For both the three months ended March 31, 2022 and 2021, the Company recorded interest expense on the Credit Line of $0.2 million. Interest payments on the Credit Line were made within the same periods. As of March 31, 2022 and December 31, 2021, the total principal amount outstanding with accrued interest was $50.1 million.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of March 31, 2022 and December 31, 2021 are summarized in the following table:

	March 31,	December 31,
	2022	2021

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(6,794)	(7,106)
Net carrying amount	$280,706	$280,394

The following table presents total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,	March 31,
	2022	2021
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	312	304
Total interest expense	$1,929	$1,921

11. Income Taxes

During the three months ended March 31, 2022 and 2021, the Company recorded total income tax expense of approximately $179,000 and $134,000, respectively. For the three months ended March 31, 2022 and 2021, the income tax expense is primarily attributable to state income tax and foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss or NOL carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of March 31, 2022. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2022 and December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions.

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

The Convertible Notes are not convertible by the holders as of March 31, 2022. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the value of the Convertible Notes based on contractual settlement provisions would exceed its principal amount by $114.4 million as of March 31, 2022. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect.  As such, the 7.4 million shares underlying the conversion option of the Convertible Notes will not have an impact on the Company’s diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table provides the basic and diluted net loss per share computations for the three months ended March 31, 2022 and 2021.

	Three months ended
	March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss, basic and diluted	$(138,595)	$(63,853)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	95,578	86,689

Net loss per share, basic and diluted	$(1.45)	$(0.74)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2022 and 2021:

	March 31,
	2022	2021

	(in thousands)
Options to purchase common stock	5,481	6,265
Performance-based awards and restricted stock units	7,490	4,658
Employee stock purchase plan	230	90
Convertible Notes	7,411	7,411
Earnouts for development with acquired Canadian entity	811	—
Total	21,423	18,424

13. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed as of February 25, 2022).

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

We currently provide a comprehensive suite of products in women’s health, as well as our oncology and organ health products, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test (“NIPT”), as well as Horizon, our Carrier Screening (“HCS”) test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and Vistara single-gene NIPT, as well as our Empower hereditary cancer screening test, which we also plan to offer to oncologists through our oncology sales channel. We also offer our Signatera molecular residual disease test for oncology applications, which we commercialize as a test run in our CLIA laboratory and offer on a RUO basis to research laboratories and pharmaceutical companies; and our Prospera organ transplant assessment tests.

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

During the three months ended March 31, 2022, we processed 489,300 tests, comprised of approximately 473,200 tests accessioned in our laboratory, compared to approximately 348,200 tests processed, comprised of approximately 333,400 tests accessioned in our laboratory, during the three months ended March 31, 2021. This increase in volume primarily represents continued commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2022 was 90%, flat compared to 90% for the three months ended March 31, 2021. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2022 was 7%, an increase from 5% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2022 was 3%, down from 5% for the three months ended March 31, 2021, due primarily to the increase in US direct sales as a percentage of revenue.

For the three months ended March 31, 2022, total revenues were $194.1 million, compared to $152.3 million in the three months ended March 31, 2021. Revenues generated from testing accounted for $190.0 million, 98% of total revenues for the three months ended March 31, 2022; compared to $120.4 million representing 79% of total revenues for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $6.9 million, representing approximately 4% of total revenues for the three months ended March 31, 2022. For the three months ended March 31, 2021, revenues from customers outside the United States were $7.4 million, representing approximately 5% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the three months ended March 31, 2022 and 2021 were $138.6 million and $63.9 million, respectively. This included non-cash stock compensation expense of $35.1 million and $23.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $1.5 billion.

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

In particular, while our test volumes and the average selling price of our tests collected from insurance payors in the three months ended March 31, 2022 have increased compared to the three months ended March 31, 2021, we cannot predict volatility of the volumes and selling prices of our tests that may result from the continued impact of the COVID-19 pandemic, and either or both of these metrics may fluctuate from period to period. Further, we cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on our business.

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

Sales of our clinical tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation model, from the Qiagen, BGI Genomics, and Foundation Medicine agreements (collectively the “Strategic Partnership Agreements”) are reported in licensing and other revenues.

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

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, costs incurred from third party test processing fees, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with Whole Exome Sequencing (“WES”) are also included, as well as labor costs, relating to our Signatera CLIA and Signatera research use only offerings. Costs associated with performing tests are recorded when the test is accessioned. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to Constellation clients, development and support services relating to our Strategic Partnership Agreements, and costs associated with specimens and WES.

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

Recent Accounting Pronouncements

There have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our annual report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$190,002	$120,384	$69,618	57.8%
Licensing and other revenues	4,131	31,932	(27,801)	(87.1)
Total revenues	194,133	152,316	41,817	27.5
Cost and expenses
Cost of product revenues	102,670	65,832	36,838	56.0
Cost of licensing and other revenues	545	981	(436)	(44.4)
Research and development	80,414	40,188	40,226	100.1
Selling, general and administrative	147,634	108,332	39,302	36.3
Total cost and expenses	331,263	215,333	115,930	53.8
Loss from operations	(137,130)	(63,017)	(74,113)	117.6
Interest expense	(2,087)	(2,073)	(14)	0.7
Interest and other income, net	801	1,371	(570)	(41.6)
Loss before income taxes	(138,416)	(63,719)	(74,697)	117.2
Income tax expense	(179)	(134)	(45)	33.6
Net loss	$(138,595)	$(63,853)	$(74,742)	117.1%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $41.8 million, or 27.5%, when compared to the three months ended March 31, 2021.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended March 31, 2022, total reported units were approximately 456,100, comprised of approximately 440,900 tests reported in our laboratory. Comparatively, during the three months ended March 31, 2021, total reported units were approximately 313,800, comprising of approximately 300,000 tests reported in our laboratory.

Product Revenues

During the three months ended March 31, 2022, product revenues increased by $69.6 million, or 57.8% compared to the three months ended March 31, 2021, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $27.8 million, or 87.1%, during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The decrease in revenue was primarily due to $28.6 million of revenue recognized from Qiagen associated with deferred revenues recognized as a result from a settlement with Qiagen in prior year partially offset by a $0.8 million increase in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended March 31, 2022, cost of product revenues increased compared to the three months ended March 31, 2021 by approximately $36.8 million, or 56.0%, due to a $15.7 million increase in third-party fees, higher costs related to inventory consumption of $2.4 million driven by an increase in accessioned tests, a $2.5 million increase in shipping related charges, and a $16.2 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, decreased by $0.4 million, or 44.4%, primarily due to labor efficiencies from our collaborative agreements.

Research and Development

Research and development expenses during the three months ended March 31, 2022, increased by $40.2 million, or 100.1%, when compared to the three months ended March 31, 2021. The increase was driven by a $18.3 million increase in salary and related compensation expenditures primarily due to headcount growth, which includes a $5.5 million increase in stock-based compensation expense. Additionally, there was an increase of $2.3 million of consulting costs, a $15.8 million increase of costs related to clinical studies to support our new product offerings and future commercialization of our products, and a $3.8 million increase in facilities, software, office and other costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $39.3 million, or 36.3%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was attributable to an increase of $22.3 million in salary and related compensation expenditures primarily due to headcount growth, which includes a $5.3 million increase in stock-based compensation expense. Additionally, there was a $1.8 million increase in marketing expenses, a $3.7 million increase in travel related costs, a $5.4 million increase in consulting and legal fees, a $2.2 million increase in hardware and software licenses, and a $3.9 million increase from business insurance and other administrative costs.

Interest Expense

Interest expense remained flat in the three months ended March 31, 2022 compared to the same period in the prior year. The interest expense is primarily from the Convertible Notes issued in April 2020.

Interest and Other Income

Interest and other income for the three months ended March 31, 2022 decreased $0.6 million compared to the same period in the prior year, primarily due to the sale and maturities of investments resulting in lower interest income as well as lower yields from our investments.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2022, we had a net loss of $138.6 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of March 31, 2022, we had an accumulated deficit of $1.5 billion. We had $158.5 million in cash and cash equivalents and restricted cash, $593.7 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes.

While we have introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, we have funded the portion of operating costs that exceeds revenues through a combination of equity issuances and debt and other financings. We expect to develop and commercialize future products and continue to invest in the growth of our business and, consequently, we will need to generate additional revenues to achieve future profitability and may need to raise additional equity or incur additional debt. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development and commercialization of our products and significantly scale back our business and operations.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 6, 2022.

Credit Line Agreement

In September 2015, we entered into the Credit Line with UBS providing for a $50.0 million revolving line of credit which can be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. As of March 31, 2022, the total principal amount outstanding with accrued interest was $50.1 million.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
(in thousands)
Cash used in operating activities	$(137,277)	$(74,876)
Cash provided by investing activities	207,033	86,740
Cash provided by financing activities	4,156	4,570
Net increase in cash, cash equivalents and restricted cash	73,912	16,434
Cash, cash equivalents and restricted cash, beginning of period	84,614	48,855
Cash, cash equivalents and restricted cash, end of period	$158,526	$65,289

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2022 was $137.3 million. The net loss of $138.6 million includes $43.7 million in non-cash charges resulting from $3.0 million of depreciation and amortization, $1.8 million premium amortization and discount accretion on investment securities, $35.1 million of stock-based compensation expense, $3.3 million of non-cash lease expense, $0.3 million for amortization of debt discount and issuance cost, $0.1 million of inventory reserve adjustments, $0.3 million of provision for credit losses, $0.1 million for amortization of other assets offset by $0.3 million unrealized losses on investment securities. Operating assets had cash outflows of $50.8 million resulting from a $46.1 million increase in accounts receivable, a $6.3 million increase in prepaid expenses and other assets offset by a $1.7 million decrease in inventory. Operating liabilities resulted in cash inflows of $8.3 million resulting from a $21.3 million increase in other accrued liabilities, and a $5.7 million increase in deferred revenue offset by a $7.5 million decrease in accounts payable, $8.5 million decrease in accrued compensation, and a $2.7 million decrease in lease liabilities.

Cash used in operating activities during the three months ended March 31, 2021 was $74.9 million. The net loss of $63.9 million includes $31.2 million in non-cash charges resulting from $2.5 million of depreciation and amortization, $2.1 million premium amortization and discount accretion on investment securities, $23.2 million of stock-based compensation expense, $2.7 million of non-cash lease expense, $0.3 million of inventory reserve adjustments, $0.3 million for amortization of debt discount and issuance cost, and $0.1 million of other non-cash charges. Operating assets had cash outflows of $10.5 million resulting from $9.0 million in increases in accounts receivable and $4.0 million in increases in inventory, offset by a decrease of $2.5 million from prepaid expenses and other current assets. Operating liabilities generated cash outflows of $31.7 million resulting from a $3.3 million decrease in accounts payable, a $4.5 million decrease in accrued compensation, a $2.5 million decrease in operating lease liabilities, and $40.0 million decrease in deferred revenue, offset by a $18.6 million increase in other accrued liabilities.

Cash Used in Investing Activities

Cash provided by investing activities for the three months ended March 31, 2022 totaled $207.0 million, which was comprised of $166.9 million from proceeds from sale of investments, $81.0 million from proceeds of investments maturities, offset by $25.0 million in purchasing of new investments, and $15.8 million in acquisitions of property, plant and equipment.

Cash provided by investing activities for the three months ended March 31, 2021 totaled $86.7 million, which was comprised of $140 million from proceeds from investment maturities, which was offset by $43.0 million in purchasing of new investments and $10.3 million in acquisitions of property, plant and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022, totaled $4.2 million of proceeds from the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2021 totaled $4.6 million of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, Credit Line, Convertible Notes, commercial supply agreements and other agreements.

Operating leases

Our lease commitments consist of $19.4 million of payments, which will be paid over the term of the lease, consisting of the “Second Expansion Premises” from the lease amendment for the laboratory and office space in Austin, Texas.  The lease for the Second Premises has not commenced under Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), as of March 31, 2022. As a result, the lease is not reflected within the consolidated balance sheets. We expect the leases to commence in September 2022 and expire in March 2033. For additional information on our leases and timing of future payments, please refer to Note 7, Leases.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.0 million gross debt outstanding on our Credit Line, including principal and accrued interest as of March 31, 2022. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $6.0 million annually in relation to amounts we would expect to earn, based on our short-term investments as of March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting despite a large group of our employees who continue to work remotely due to the ongoing COVID-19 pandemic.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Recent Sales of Unregistered Securities

              None.

(b)         Use of Proceeds

Not applicable.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

On May 4, 2022, the Company entered into Amendment No. 1 to Amended and Restated Employment Agreement (the “Amendment”) with Steve Chapman, the Chief Executive Officer of the Company. The Amendment amends and restates Section 6 of the Amended and Restated Employment Agreement (the “Employment Agreement”) previously entered into by the parties on January 2, 2019.

The Amendment amends the severance provisions applicable to Mr. Chapman’s equity awards. Pursuant to the Employment Agreement, as amended by the Amendment, in the event that Mr. Chapman’s employment is terminated without cause or he resigns for good reason, he will be eligible for (i) accelerated vesting of his then-outstanding unvested time-based equity equal to the greater of 50% of his then-unvested equity awards or vesting as if he had completed an additional 12 months of continuous service, and (ii) vesting of his then-outstanding unvested performance-based equity with respect to all performance milestones that are achieved within 18 months from the date he ceases to provide services to the Company. In addition, the Company will, in good faith, consider entering into a consulting agreement with Mr. Chapman to provide certain future services to us. Furthermore, if the termination occurs within 18 months after a change in control, Mr. Chapman is entitled to accelerated vesting of 100% of his then-unvested time-based and performance-based equity awards. The definitions of cause, change in control, good reason, involuntary termination and service are set forth in Section 6 as amended by the Amendment.

Except as expressly modified by the Amendment, the Employment Agreement remains in full force and effect. The foregoing description of the Amendment and the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full and complete terms of such agreements, a copy of which is filed hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Amendment No. 1 to Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated May 4, 2022.					X
10.2*	Amended and Restated Compensation Program for Non-Employee Directors	8-K	001-37478	10.1	03/14/2022
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

*Indicates a management contract or compensatory plan.

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

NATERA, INC.

Date: May 6, 2022	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)