Form 10-Q
period 2022-06-30
Natera, Inc.
filed 2022-08-05
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 96,957,360.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those discussed in Part II, Item 1A, “Risk Factors” in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par value and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,298	$84,386
Restricted cash	86	228
Short-term investments	547,353	829,896
Accounts receivable, net of allowance of $3,561 in 2022 and $2,429 in 2021	208,312	122,074
Inventory	30,465	26,909
Prepaid expenses and other current assets, net	24,041	29,645
Total current assets	901,555	1,093,138
Property and equipment, net	81,772	65,516
Operating lease right-of-use assets	62,147	59,013
Other assets	21,502	18,820
Total assets	$1,066,976	$1,236,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,192	$27,206
Accrued compensation	32,959	40,941
Other accrued liabilities	124,372	93,353
Deferred revenue, current portion	16,009	7,404
Short-term debt financing	50,086	50,052
Total current liabilities	251,618	218,956
Long-term debt financing	281,020	280,394
Deferred revenue, long-term portion	20,721	21,318
Operating lease liabilities, long-term portion	65,417	61,036
Other long-term liabilities	3,618	1,479
Total liabilities	622,394	583,183

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2022 and December 31, 2021, respectively; 96,903 and 95,140 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid in capital	2,139,551	2,050,417
Accumulated deficit	(1,678,582)	(1,394,836)
Accumulated other comprehensive loss	(16,397)	(2,287)
Total stockholders’ equity	444,582	653,304
Total liabilities and stockholders’ equity	$1,066,976	$1,236,487

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues
Product revenues	$194,582	$139,647	$384,584	$260,031
Licensing and other revenues	3,618	2,379	7,749	34,311
Total revenues	198,200	142,026	392,333	294,342
Cost and expenses
Cost of product revenues	108,756	75,527	211,426	141,359
Cost of licensing and other revenues	481	585	1,026	1,566
Research and development	82,580	53,752	162,994	93,940
Selling, general and administrative	149,468	127,456	297,102	235,788
Total cost and expenses	341,285	257,320	672,548	472,653
Loss from operations	(143,085)	(115,294)	(280,215)	(178,311)
Interest expense	(2,150)	(2,075)	(4,237)	(4,148)
Interest and other income, net	277	1,585	1,078	2,956
Loss before income taxes	(144,958)	(115,784)	(283,374)	(179,503)
Income tax expense	(193)	(242)	(372)	(376)
Net loss	$(145,151)	$(116,026)	$(283,746)	$(179,879)
Unrealized loss on available-for-sale securities, net of tax	(2,493)	(756)	(14,110)	(1,818)
Comprehensive loss	$(147,644)	$(116,782)	$(297,856)	$(181,697)

Net loss per share (Note 12):
Basic and diluted	$(1.50)	$(1.32)	$(2.95)	$(2.06)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	96,579	88,077	96,081	87,387

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of March 31, 2021	87,430	$9	$1,356,212	$3,197	$(986,973)	$372,445
Issuance of common stock upon exercise of stock options	207	—	2,259	—	—	2,259
Issuance of common stock under employee stock purchase plan	106	—	6,085	—	—	6,085
Vesting of restricted stock units	755	—	—	—	—	—
Stock-based compensation	—	—	35,103	—	—	35,103
Unrealized loss on available-for sale securities	—	—	—	(756)	—	(756)
Net loss	—	—	—	—	(116,026)	(116,026)
Balance as of June 30, 2021	88,498	$9	$1,399,659	$2,441	$(1,102,999)	$299,110

	Six months ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2021	86,223	$9	$1,411,286	$4,259	$(929,318)	$486,236
Issuance of common stock upon exercise of stock options	782	—	6,829	—	—	6,829
Issuance of common stock under employee stock purchase plan	106	—	6,085	—	—	6,085
Vesting of restricted stock	1,387	—	—	—	—	—
Stock-based compensation	—	—	58,335	—	—	58,335
Unrealized gain on available-for sale securities	—	—	—	(1,818)	—	(1,818)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	(82,876)	—	6,198	(76,678)
Net loss	—	—	—	—	(179,879)	(179,879)
Balance as of June 30, 2021	88,498	$9	$1,399,659	$2,441	$(1,102,999)	$299,110

	Three months ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2022	96,259	$10	$2,089,660	$(13,904)	$(1,533,431)	$542,335
Issuance of common stock upon exercise of stock options	70	—	422	—	—	422
Issuance of common stock under employee stock purchase plan	285	—	8,496	—	—	8,496
Vesting of restricted stock units	289	—	—	—	—	—
Stock-based compensation	—	—	40,973	—	—	40,973
Unrealized loss on available-for sale securities	—	—	—	(2,493)	—	(2,493)
Net loss	—	—	—	—	(145,151)	(145,151)
Balance as of June 30, 2022	96,903	$10	$2,139,551	$(16,397)	$(1,678,582)	$444,582

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2021	95,140	$10	$2,050,417	$(2,287)	$(1,394,836)	$653,304
Issuance of common stock upon exercise of stock options	701	—	4,578	—	—	4,578
Issuance of common stock under employee stock purchase plan	285	—	8,496	—	—	8,496
Vesting of restricted stock	777	—	—	—	—	—
Stock-based compensation	—	—	76,060	—	—	76,060
Unrealized loss on available-for sale securities	—	—	—	(14,110)	—	(14,110)
Net loss	—	—	—	—	(283,746)	(283,746)
Balance as of June 30, 2022	96,903	$10	$2,139,551	$(16,397)	$(1,678,582)	$444,582

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Operating activities
Net loss	$(283,746)	$(179,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,631	5,262
Premium amortization and discount accretion on investment securities	2,960	3,790
Stock-based compensation	76,060	58,335
Non-cash lease expense	6,652	5,357
Amortization of debt discount and issuance cost	625	610
Inventory reserve adjustments	181	612
Other non-cash benefits	39	117
Provision for credit losses	1,501	63
(Gain) loss on investments	203	(35)
Changes in operating assets and liabilities:
Accounts receivable	(87,738)	(21,628)
Inventory	(3,737)	(8,991)
Prepaid expenses and other assets	4,727	(2,497)
Accounts payable	2,492	12,313
Accrued compensation	(7,982)	471
Operating lease liabilities	(5,528)	(4,992)
Other accrued liabilities	29,525	24,374
Deferred revenue	8,009	(38,721)
Cash used in operating activities	(248,126)	(145,439)

Investing activities
Purchases of investments	(79,956)	(71,054)
Proceeds from sale of investments	191,939	31,144
Proceeds from maturity of investments	153,500	205,510
Purchases of property and equipment, net	(23,661)	(18,891)
Cash provided by investing activities	241,822	146,709

Financing activities
Proceeds from exercise of stock options	4,578	6,829
Proceeds from issuance of common stock under employee stock purchase plan	8,496	6,085
Cash provided by financing activities	13,074	12,914

Net increase in cash, cash equivalents and restricted cash	6,770	14,184
Cash, cash equivalents and restricted cash, beginning of period	84,614	48,855
Cash, cash equivalents and restricted cash, end of period	$91,384	$63,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,612	$3,538

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$2,035	$4,688

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2022, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed on February 25, 2022).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $283.7 million for the six months ended June 30, 2022 and an accumulated deficit of $1.7 billion as of June 30, 2022. As of June 30, 2022, the Company had $91.4 million in cash, cash equivalents, and restricted cash, $547.4 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”).

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

Further, additional consideration aggregating up to approximately $35.0 million may be paid in an estimated 269,547 of additional shares, consistent with the registration statement filed with the SEC on September 10, 2021, that are potentially issuable to legacy shareholders of this third party upon the achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which will be revalued at each reporting date and amount of compensation expense will be adjusted accordingly. The Company assessed these milestones as probable as of June 30, 2022. As achievement of all milestones is contingent upon the continued employment of certain selling shareholders, the Company accounted for the consideration related to all of the milestones as compensation expenses and recognized these expenses ratably over the estimated performance period of 24 months, to approximately August 2023.

In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before estimated offering expenses of $0.4 million, the Company received proceeds of approximately $551.2 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 4, 2022.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, average selling price expected to be received from insurance payors, the operating right-of-use assets and the associated lease liabilities, the average useful life for property and equipment, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, stock-based compensation, the fair value of options, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options issued to employees and non-employees. Stock-based compensation expense for stock-based awards is based on their grant date fair value. The fair value of stock option awards is generally recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are estimated based on historical trends at the time of grant and revised as necessary for service-based grants. If awards have both a service condition and performance or market condition, then an accelerated expense method is used. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, we calculate the expected term using the simplified method for “plain vanilla” stock option awards. The Company determines expected volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

Inventory

The Company’s inventory balance primarily consists of raw materials and supplies. Inventory is recorded at the lower of cost or net realizable value, determined on a first-in, first-out basis. The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. A write down of specifically identified unusable, obsolete, slow-moving or known unsalable inventory in the period is first recognized by using a number of factors including product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. The Company makes assumptions about future demand, market conditions and the release of new products that may supersede older products. However, if actual market conditions are less favorable than anticipated, additional inventory write-downs may be required.

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

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021

	(in thousands)
Beginning balance	$2,392	$4,110
Provision for credit losses	1,170	63
Write-offs	(1)	(385)
Total	$3,561	$3,788

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Beginning balance	$2,429	$4,220
Provision for credit losses	1,501	63
Write-offs	(369)	(495)
Total	$3,561	$3,788

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

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of June 30, 2022. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 35.5% of the outstanding shares of MyOme;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of Myome;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of Myome; and

●	Roelof Botha, the Company’s Lead Independent Director, is a managing member of Sequoia Capital Operations, LLC. Two funds affiliated with Sequoia Capital Operations, LLC also participated in MyOme’s series B financing, and purchased MyOme series B preferred shares for an aggregate purchase price of approximately $1.7 million.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, and the full extent and duration of the impact of the COVID 19 pandemic on our business, our operations, and the global economy as a whole is not yet known. While the Company’s test volumes and overall average selling prices increased in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, the Company cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on the macroeconomic environment.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and six months ended June 30, 2022, and 2021, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2022 and December 31, 2021, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Beginning balance	$(13,904)	$3,197	$(2,287)	$4,259
Net unrealized loss on available-for-sale securities, net of tax and foreign currency translation adjustment	(2,493)	(756)	(14,110)	(1,818)
Ending balance	$(16,397)	$2,441	$(16,397)	$2,441

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848) was issued which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Early adoption of this ASU is permitted, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company’s financial instruments that are in the scope of ASU 2020-04 include but are not limited to the UBS credit line agreement. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended June 30, 2022 and 2021, $1.8 million and $1.7 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. During the six months ended June 30, 2022 and 2021, $3.4 million and $3.0 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. The release of amounts reserved were recognized as product revenue within that period.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement (the “BGI Genomics Agreement”) with BGI Genomics to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The BGI Genomics Agreement has a term of ten years and expires in February 2029. According to the BGI Genomics Agreement, the Company is entitled to a total of $50.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019, which was received in January 2021. Also, as required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating to $10.0 million were recorded in long-term advances on the Company’s Condensed Consolidated Balance Sheet. The Company has recorded a receivable of $5.0 million upon achieving a milestone in the first quarter of 2022 which has not been received as of June 30, 2022.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. There was an additional milestone met in May 2021. The Company accrued a $1.0 million milestone payment against accounts receivable and short-term deferred revenue. This milestone was paid in early July 2021. Additionally, the Company included an incremental $2.0 million in the transaction price of the contract based on the expectation of achieving a certain milestone in early 2022. This amount was not part of the initial transaction price. In the first quarter of 2022, the Company has recorded a receivable of $2.0 million upon achieving a milestone. No other payments have been received in the six months ending June 30, 2022.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands)
Insurance carriers	$167,822	$118,396	$332,564	$218,795
Laboratory and other partners	22,142	15,599	42,879	60,134
Patients	8,236	8,031	16,890	15,413
Total revenues	$198,200	$142,026	$392,333	$294,342

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
(in thousands)
United States	$191,886	$134,814	$379,103	$279,771
Americas, excluding U.S.	530	992	1,271	1,805
Europe, Middle East, India, Africa	3,736	4,265	7,427	8,724
Asia Pacific and Other	2,048	1,955	4,532	4,042
Total revenues	$198,200	$142,026	$392,333	$294,342

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	June 30,	December 31,
(in thousands)	2022	2021
Assets:
Accounts receivable	$208,312	$122,074
Liabilities:
Deferred revenue, current portion	$16,009	$7,404
Deferred revenue, long-term portion	20,721	21,318
Total deferred revenues	$36,730	$28,722

The following table summarizes the changes in the balance of deferred revenues during the six months ended June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
(in thousands)
Beginning balance	$28,722	$72,930
Increase in deferred revenues	14,974	3,474
Refunds of revenues previously deferred	—	(10,000)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(5,757)	(30,839)
Revenue recognized from performance obligations satisfied within the same period	(1,209)	(1,356)
Ending balance	$36,730	$34,209

During the six months ended June 30, 2022, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $5.8 million. This balance consisted of approximately a net $3.9 million related to BGI Genomics and Foundation Medicine and $1.9 million related to genetic testing services. The current portion of deferred revenue includes $6.4 million from the BGI Genomics Agreement and $1.4 million from the Foundation Medicine Agreement as of June 30, 2022.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$40,268	$—	$—	$40,268	$10,041	$—	$—	$10,041
U.S. Treasury securities	447,004	—	—	447,004	688,097	—	—	688,097
Corporate bonds and notes	—	33,441	—	33,441	—	52,337	—	52,337
Municipal securities	—	66,908	—	66,908	—	89,462	—	89,462
Total financial assets	$487,272	$100,349	$—	$587,621	$698,138	$141,799	$—	$839,937

Fair Value of Debt:

As of June 30, 2022, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, was $359.6 million and $715.7 million, respectively, based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. As of June 30, 2022 and December 31, 2021, the fair value of the UBS Credit Line, consisting of the total principal amount outstanding with accrued interest, was $50.1 million.  See Note 10, Debt, for additional details.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	June 30, 2022			December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$40,268	$—	$40,268	$10,041	$—	$—	$10,041
U.S. Treasury securities (1)	459,509	(12,505)	447,004	689,640	1,081	(2,624)	688,097
Corporate bonds and notes (1)	34,280	(839)	33,441	52,729	—	(392)	52,337
Municipal securities	69,749	(2,841)	66,908	89,814	261	(613)	89,462
Total	$603,806	$(16,185)	$587,621	$842,224	$1,342	$(3,629)	$839,937

Classified as:
Cash equivalents (2)			40,268				10,041
Short-term investments			547,353				829,896
Total			$587,621				$839,937

(1)	Per the Company’s investment policy, all U.S. Treasury securities and debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the six months ended June 30, 2022, the Company sold $191.9 million of investments. During the six months ended June 30, 2022, the amount of net realized losses upon sales of investments was $0.2 million. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of June 30, 2022, the Company had 70 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary since the investments are low risk, investment grade securities. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of June 30, 2022 was $547.4 million. The aggregate amount of unrealized losses of these securities was $16.2 million, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss was not material as of June 30, 2022.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2022:

	June 30, 2022
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$187,392	$184,947
Greater than one year but less than five years	376,146	362,406
Total	$563,538	$547,353

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2022	2021

		(in thousands)
Machinery and equipment	3-5 years	$54,265	$33,722
Computer equipment	3 years	1,138	4,893
Capitalized software held for internal use	3 years	3,112	2,395
Leasehold improvements	Lesser of useful life or lease term	27,814	13,640
Construction-in-process		22,000	30,279
		108,329	84,929
Less: Accumulated depreciation and amortization		(26,557)	(19,413)
Total Property and Equipment, net		$81,772	$65,516

The Company’s long-lived assets are primarily located in the United States.

During the six months ended June 30, 2022, the increase in net property and equipment was due to purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $7.3 million recorded in the six months ended June 30, 2022 compared to depreciation expense of $5.3 million recorded in the six months ended June 30, 2021. The Company did not incur an impairment charge during the six months ended June 30, 2022 or June 30, 2021.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Accrued paid time off	$2,930	$2,567
Accrued commissions	12,454	15,726
Accrued bonuses	11,324	15,854
Other accrued compensation	6,251	6,794
Total accrued compensation	$32,959	$40,941

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Reserves for refunds to insurance carriers	$15,912	$17,210
Accrued charges for third-party testing	23,142	5,849
Testing and laboratory materials from suppliers	13,997	3,799
Marketing and corporate affairs	6,449	7,853
Legal, audit and consulting fees	21,374	11,758
Accrued shipping charges	2,157	969
Sales tax payable	1,857	2,230
Accrued third-party service fees	1,354	13,442
Clinical trials and studies	21,166	11,218
Operating lease liabilities, current portion	5,636	5,752
Fixed asset purchases	5,608	1,853
Other accrued interest	1,078	1,078
Other accrued expenses	4,642	10,342
Total other accrued liabilities	$124,372	$93,353

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the six months ended June 30, 2022 or June 30, 2021:

	June 30,	June 30,
	2022	2021

	(in thousands)
Beginning balance	$17,210	$17,366
Additional reserves	8,576	10,960
Refunds to carriers	(6,491)	(3,054)
Reserves released to revenue	(3,383)	(2,971)
Ending balance	$15,912	$22,301

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

For the six months ended June 30, 2022, the Company had noncash operating activities of $7.5 million primarily related to additional right-of-use assets related to the Austin First Expansion Premises commenced in February 2022 which was accounted for as a new lease under ASC 842. For the six months ended June 30, 2021, the Company had noncash operating activities of $30.1 million related to additional right-of-use assets primarily as a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$5,636	$5,752
Operating lease liabilities, long-term portion	65,417	61,036
Total operating lease liabilities	$71,053	$66,788

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of June 30, 2022, the weighted-average remaining lease term was 4.77 years and the weighted-average discount rate was 6.20%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended June 30, 2022 and 2021, total lease expense of $3.3 million and $2.7 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the six months ended June 30, 2022 and 2021, total lease expense of $6.5 million and $5.4 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.8 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $5.5 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of June 30, 2022 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2022 (remaining 6 months)	$4,524
2023	11,701
2024	13,169
2025	13,437
2026	13,816
2027 and thereafter	34,100
90,747
Less: imputed interest	(19,694)
Operating lease liabilities	$71,053

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in disputes, litigation, and other regulatory or administrative actions or proceedings, including those with respect to intellectual property, employment, testing, billing, reimbursement and other matters. These may include allegations of negligence, products/professional liability or other legal claims, and could involve claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is responding to, aggressively defending, and/or prosecuting its current legal matters, but cannot provide any assurance as to the ultimate outcome or that an adverse resolution would not have a material adverse effect on its financial condition and results of operations. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company, including by governmental entities, or by the Company against third parties, may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If this were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected.

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

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first suit, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents. The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three patents invalid.  This finding was affirmed on appeal in July 2022 by the United States Court of Appeals for the Federal Circuit.  The Company filed the second suit in January 2020, in which the Company alleges infringement by CareDx of two of the Company’s patents, seeking unspecified damages and injunctive relief. The case is currently pending and is scheduled for trial in July 2023.

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

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Various parties, including Natera, have filed challenges to the validity of the asserted patents with the United States Patent and Trademark Office, which challenges have been instituted for review. The case has been stayed pending the outcome of these validity challenges.

The Company was involved in litigation against Progenity, Inc. (“Progenity”), in which the Company alleged that Progenity’s NIPT test infringes six of the Company’s patents. Progenity sought declaratory judgment of non-infringement of the Company’s asserted patents, and petitioned the Patent Trial and Appeal Board of the United States Patent and Trademark Office for inter partes review of all of the Company’s asserted patents. In August 2021, the parties entered into a settlement agreement to settle the matters described above.

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

The Company is involved in litigation with CareDx. CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. In February 2020, the Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that Natera was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. The Company has filed a motion for judgment as a matter of law, requesting that the Court set aside the portions of the jury verdict adverse to Natera and issue a judgment accordingly. Because the Court has not issued an order of judgment, and because the motion for judgment as a matter of law remains pending, Natera does not consider a loss related to this matter to be probable and estimable.

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

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit, on which a hearing is scheduled for August 2022.

In February 2022, two purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California. Each suit was filed by an individual patient alleging various causes of action related to the marketing of Panorama and seeking, among other relief, class certification, monetary damages, attorneys’ fees, and costs. In May 2022, these matters were consolidated into one lawsuit. The Company has filed a motion to dismiss the consolidated lawsuit, a hearing for which has not yet been scheduled.

In March 2022, a purported class action lawsuit was filed against the Company and certain of its management in the Supreme Court of the State of New York, County of New York, asserting claims under Sections 11, 12, and 15 of the Securities Act of 1933.  The complaint alleges, among other things, that the Company failed to disclose certain information regarding its Panorama test. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs. In July 2022, the parties filed a request for dismissal of the lawsuit. The Company expects these claims to be included in the lawsuit discussed below.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of June 30, 2022 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$16,900	December 2024
Material suppliers	23,232	June 2026
Application service providers	34,126	March 2026
Earnouts for development with acquired Canadian entity (1)	16,218	September 2023
Software development provider	352	December 2024
Leases (2)	19,422	March 2033
Other material suppliers	23,766	Various
Total	$134,016

(1)	Represents the earnouts for asset development with the acquired Canadian entity consisting of three milestones which are achieved upon the satisfaction of certain contractual conditions less the portion accrued on the Company’s Condensed Consolidated Balance Sheet. Upon achievement, the earnout consideration will primarily be paid in the Company’s common stock.
(2)	Represents executed leases which have not commenced. Please refer to Note 7, Leases, for additional information.

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

Restricted Shares and Stock Units. Restricted shares and stock units (“RSUs”) may be awarded under the 2015 Plan in return for any lawful consideration, and participants who receive restricted shares or stock units generally are not required to pay cash for their awards. In general, these awards will be subject to vesting. Vesting may be based on length of service, the attainment of performance-based milestones or a combination of both, as determined by the compensation committee.

Employee Stock Purchase Plan

During the period ended June 30, 2022, there have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2021.  The Company has made 3,455,128 shares available for issuance under the Plan as of June 30, 2022, a number that is automatically increased on the first business day of each fiscal year of the Company during the term of the ESPP by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to the ESPP), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2022 started on November 1, 2021 and ended on April 30, 2022, and 284,583 shares were purchased for proceeds of $8.5 million. The second offering period of 2022 began on May 1, 2022 and will end on October 31, 2022. As of June 30, 2022, no shares have been purchased in the second offering period.

Stock Options and Restricted Stock Units

The following table summarizes option and RSU activity for the six months ended June 30, 2022:

	Outstanding Options and RSUs
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(in years)
Balance at December 31, 2021	4,319	5,900	$17.54	5.40	$451,505
Additional shares authorized	3,500	—
Options granted	(264)	264	$61.49
Options exercised	—	(701)	$6.53
Options forfeited/cancelled	28	(28)	$36.77
RSUs granted	(4,698)	—
RSUs forfeited/cancelled	308	—
Balance at June 30, 2022	3,193	5,435	$21.00	5.39	$112,272
Exercisable at June 30, 2022		4,550	$12.00	4.79	$108,487
Vested and expected to vest at June 30, 2022		5,380	$20.55	5.36	$112,049

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company assessed the performance-based awards with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the outstanding performance-based awards as of June 30, 2022:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	200	300	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	140	(2)	Grant Date Stock Price
Q3 2019	—	50	—	50	(1)	Monte-Carlo Simulation
Q1 2020	150	300	150	300	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	408	(3)	Grant Date Stock Price
Q1 2020	129	—	129	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	21	(3)	Grant Date Stock Price
Q3 2020	10	—	10	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	17	(3)	Grant Date Stock Price
Q4 2020	—	32	—	19	(1)	Monte-Carlo Simulation
Q4 2020	—	22	—	2	(5)	Grant Date Stock Price
Q1 2021	150	125	—	—	(1)	Monte-Carlo Simulation
Q1 2021	—	279	—	15	(3)	Grant Date Stock Price
Q2 2021	163	—	—	—	(1)	Monte-Carlo Simulation
Q2 2021	29	—	—	—	(3)	Black-Scholes-Merton
Q2 2021	—	7	—	2	(3)	Grant Date Stock Price
Q4 2021	—	20	—	—	(1)	Monte-Carlo Simulation
Q4 2021	—	205	—	3	(3)	Grant Date Stock Price
Q1 2022	110	—	—	—	(3)	Black-Scholes-Merton
Q1 2022	—	849	—	—	(3)	Grant Date Stock Price
Q2 2022	—	103	—	—	(3)	Grant Date Stock Price

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

The Company has recognized $14.1 million and $27.5 million in stock-based compensation for performance-based awards for the three and six months ended June 30, 2022. The Company has recognized $19.0 million and $30.0 million in stock-based compensation for performance-based awards for the three and six months ended June 30, 2021.

   There were no performance-based awards with market conditions and a fair value estimated using a Monte Carlo simulation model granted in the six months ended June 30, 2022

Restricted Stock Units

The following table summarizes unvested RSU for the six months ended June 30, 2022:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2021	3,988	$74.33
Granted	4,698	$43.60
Vested	(777)	$56.05
Cancelled/forfeited	(308)	$59.83
Balance at June 30, 2022	7,601	$58.05

Stock-Based Compensation Expense

Stock based compensation is related to stock options and RSUs granted to the Company’s employees and is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards on a straight-line basis. If awards have both a service condition and performance or market condition, then an accelerated expense method is used. No compensation cost is recognized when the requisite service has not been met and the awards are therefore forfeited.

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022			2021
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$2,063	$—	$2,063	$1,275	$—	$1,275
Research and development	11,938	520	12,458	6,276	340	6,616
Selling, general and administrative	26,296	156	26,452	27,146	66	27,212
Total	$40,297	$676	$40,973	$34,697	$406	$35,103

	Six months ended June 30,
	2022			2021
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$3,779	$—	$3,779	$1,983	$—	$1,983
Research and development	20,944	935	21,879	9,926	564	10,490
Selling, general and administrative	50,171	231	50,402	45,751	111	45,862

Total	$74,894	$1,166	$76,060	$57,660	$675	$58,335

As of June 30, 2022, approximately $344.5 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.8 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three and six months ended June 30, 2022, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended June 30,						Six months ended June 30,
	2022			2021			2022			2021
Expected term (years)			10.00	5.11	—	10.00	5.12	—	10.00	5.11	—	10.00
Expected volatility	56.15%	—	56.38%	56.01%	—	63.30%	55.91%	—	62.30%	55.33%	—	63.30%
Expected dividend rate			0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	2.72%	—	2.74%	0.81%	—	1.67%	1.62%	—	2.74%	0.81%	—	1.67%

As of June 30, 2022, total options outstanding include 28,053 shares of option awards that were granted to non-employees, of which all shares are vested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

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

For both the three months ended June 30, 2022 and 2021, the Company recorded interest expense on the Credit Line of $0.2 million. For both the six months ended June 30, 2022 and 2021, the Company recorded interest expense on the Credit Line of $0.3 million. Interest payments on the Credit Line were made within the same periods. As of June 30, 2022 and December 31, 2021, the total principal amount outstanding with accrued interest was $50.1 million.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of June 30, 2022 and December 31, 2021 are summarized in the following table:

	June 30,	December 31,
	2022	2021

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(6,480)	(7,106)
Net carrying amount	$281,020	$280,394

The following tables present total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2022 and 2021:

	Three months ended
	June 30,	June 30,
	2022	2021
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	312	306
Total interest expense	$1,929	$1,923

	Six months ended
	June 30,	June 30,
	2022	2021
	(in thousands)
Cash interest expense
Contractual interest expense	$3,234	$3,234
Non-cash interest expense
Amortization of debt discount and debt issuance cost	625	610
Total interest expense	$3,860	$3,844

11. Income Taxes

During the three months ended June 30, 2022 and 2021, the Company recorded total income tax expense of approximately $193,000 and $242,000, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded total income tax expense of approximately $372,000 and $376,000, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of June 30, 2022. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2022 and December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions.

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

The Convertible Notes are not convertible by the holders as of June 30, 2022. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the principal value of the Convertible Notes would exceed the value based on contractual settlement provisions by $23.1 million as of June 30, 2022. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect.  As such, the 7.4 million shares underlying the conversion option of the Convertible Notes will not have an impact on the Company’s diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table provides the basic and diluted net loss per share computations for three and six months ended June 30, 2022 and 2021.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss, basic and diluted	$(145,151)	$(116,026)	$(283,746)	$(179,879)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	96,579	88,077	96,081	87,387

Net loss per share, basic and diluted	$(1.50)	$(1.32)	$(2.95)	$(2.06)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2022 and 2021:

	June 30,
	2022	2021

	(in thousands)
Options to purchase common stock	5,435	6,284
Performance-based awards and restricted stock units	7,601	3,992
Employee stock purchase plan	112	31
Convertible Notes	7,411	7,411
Earnouts for development with acquired Canadian entity	931	—
Total	21,490	17,718

13. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.

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

We currently provide a comprehensive suite of products in women’s health, as well as our oncology and organ health products, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test (“NIPT”), as well as Horizon, our Carrier Screening (“HCS”) test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and Vistara single-gene NIPT, as well as our Empower hereditary cancer screening test, which we also plan to offer to oncologists through our oncology sales channel. We also offer our Signatera molecular residual disease test for oncology applications, which we commercialize as a test run in our CLIA (as defined below) laboratory and offer on a research use only basis to research laboratories and pharmaceutical companies; and our Prospera organ transplant assessment tests.

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

During the six months ended June 30, 2022, we processed approximately 989,200 tests, comprised of approximately 957,200 tests accessioned in our laboratory, compared to approximately 723,900 tests processed, comprised of approximately 694,900 tests accessioned in our laboratory, during the six months ended June 30, 2021. This increase in volume primarily represents continued commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2022 was 89%, a slight decrease compared to 90% for the six months ended June 30, 2021. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2022 was 7%, an increase from 5% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the six months ended June 30, 2022 was 3%, down from 5% for the six months ended June 30, 2021, due primarily to the increase in US direct sales as a percentage of revenue.

For the six months ended June 30, 2022, total revenues were $392.3 million, compared to $294.3 million in the six months ended June 30, 2021. Revenues generated from testing accounted for $384.6 million, 98% of total revenues for the six months ended June 30, 2022, compared to $260.0 million representing 88% of total revenues for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $13.2 million, representing approximately 3% of total revenues for the six months ended June 30, 2022. For the six months ended June 30, 2021, revenues from customers outside the United States were $14.6 million, representing approximately 5% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the six months ended June 30, 2022 and 2021 were $283.7 million and $179.9 million, respectively. This included non-cash stock compensation expense of $76.1 million and $58.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $1.7 billion.

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

In particular, while our test volumes and the average selling price of our tests collected from insurance payors in the six months ended June 30, 2022 have increased compared to the six months ended June 30, 2021, we cannot predict volatility of the volumes and selling prices of our tests that may result from the continued impact of the COVID-19 pandemic, and either or both of these metrics may fluctuate from period to period. Further, we cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic on our business.

In response to the COVID-19 pandemic, we have implemented measures to protect the health of our employees and to support the functionality of our laboratories. We will continue to support and incur expenditures towards COVID-19 prevention and employee safety.

Since the World Health Organization declared the global outbreak of COVID-19 to be a pandemic in March 2020, we have operated in an uncertain and disruptive pandemic environment but to date we have successfully maintained our operational effectiveness, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures. We continue to closely monitor the recent developments surrounding this pandemic and resurgences including, among other developments, local, state, national and global vaccination efforts and the potential impacts of variants.

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

Sales of our clinical tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation model, from the Qiagen LC (“Qiagen”), BGI Genomics Co. Ltd., and Foundation Medicine, Inc. agreements (collectively the “Strategic Partnership Agreements”) are reported in licensing and other revenues.

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

Recent Accounting Pronouncements

We believe that the impact of accounting standards updates recently issued that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$194,582	$139,647	$54,935	39.3%
Licensing and other revenues	3,618	2,379	1,239	52.1
Total revenues	198,200	142,026	56,174	39.6
Cost and expenses
Cost of product revenues	108,756	75,527	33,229	44.0
Cost of licensing and other revenues	481	585	(104)	(17.8)
Research and development	82,580	53,752	28,828	53.6
Selling, general and administrative	149,468	127,456	22,012	17.3
Total cost and expenses	341,285	257,320	83,965	32.6
Loss from operations	(143,085)	(115,294)	(27,791)	24.1
Interest expense	(2,150)	(2,075)	(75)	3.6
Interest and other income, net	277	1,585	(1,308)	(82.5)
Loss before income taxes	(144,958)	(115,784)	(29,174)	25.2
Income tax expense	(193)	(242)	49	(20.2)
Net loss	$(145,151)	$(116,026)	$(29,125)	25.1%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $56.2 million, or 39.6%, when compared to the three months ended June 30, 2021.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended June 30, 2022, total reported units were approximately 461,300, comprised of approximately 446,400 tests reported in our laboratory. Comparatively, during the three months ended June 30, 2021, total reported units were approximately 355,700, comprising of approximately 342,500 tests reported in our laboratory.

Product Revenues

During the three months ended June 30, 2022, product revenues increased by $54.9 million, or 39.3% compared to the three months ended June 30, 2021, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues increased by $1.2 million, or 52.1%, during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The increase was primarily due to revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended June 30, 2022, cost of product revenues increased compared to the three months ended June 30, 2021 by approximately $33.2 million, or 44.0%, due to a $15.0 million increase in third-party fees, higher costs related to inventory consumption of $5.1 million driven by an increase in accessioned tests, a $4.0 million increase in shipping related charges, and a $9.1 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended June 30, 2022, when compared to the three months ended June 30, 2021, decreased by $0.1 million, or 17.8%, primarily due to labor efficiencies from our collaborative agreements.

Research and Development

Research and development expenses during the three months ended June 30, 2022, increased by $28.8 million, or 53.6%, when compared to the three months ended June 30, 2021. The increase was driven by a $16.9 million increase in salary and related compensation expenditures primarily due to headcount growth, which includes a $5.8 million increase in stock-based compensation expense. Additionally, a $10.5 million increase of costs related to clinical studies to support our new product offerings and future commercialization of our products, and a $2.4 million increase in facilities, software, office and other costs. This was offset by a decrease of $1.6 million in consulting costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $22.0 million, or 17.3%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was attributable to an increase of $9.1 million in salary and related compensation expenditures primarily due to headcount growth, which includes a $0.6 million decrease in stock-based compensation expense due to timing of employee turnover. Additionally, there was a $0.6 million increase in marketing expenses, a $4.8 million increase in travel related costs, a $3.8 million increase in consulting and legal fees, a $1.3 million increase in hardware and software licenses, and a $2.4 million increase from business insurance and other administrative costs.

Interest Expense

Interest expense slightly increased in the three months ended June 30, 2022 compared to the same period in the prior year. The interest expense is primarily from our 2.25% Convertible Senior Notes (the “Convertible Notes”) issued in April 2020.

Interest and Other Income

Interest and other income for the three months ended June 30, 2022 decreased $1.3 million compared to the same period in the prior year, primarily due to the sale and maturities of investments resulting in lower interest income as well as lower yields from our investments. Additionally, our sublease was terminated in the fourth quarter of 2021 resulting in no sublease rental income compared to 2021.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$384,584	$260,031	$124,553	47.9%
Licensing and other revenues	7,749	34,311	(26,562)	(77.4)
Total revenues	392,333	294,342	97,991	33.3
Cost and expenses
Cost of product revenues	211,426	141,359	70,067	49.6
Cost of licensing and other revenues	1,026	1,566	(540)	(34.5)
Research and development	162,994	93,940	69,054	73.5
Selling, general and administrative	297,102	235,788	61,314	26.0
Total cost and expenses	672,548	472,653	199,895	42.3
Loss from operations	(280,215)	(178,311)	(101,904)	57.1
Interest expense	(4,237)	(4,148)	(89)	2.1
Interest and other income, net	1,078	2,956	(1,878)	(63.5)
Loss before income taxes	(283,374)	(179,503)	(103,871)	57.9
Income tax expense	(372)	(376)	4	(1.1)
Net loss	$(283,746)	$(179,879)	$(103,867)	57.7%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $98.0 million, or 33.3%, when compared to the six months ended June 30, 2021.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the six months ended June 30, 2022, total reported units were approximately 917,400, comprised of approximately 887,300 tests reported in our laboratory. Comparatively, during the six months ended June 30, 2021, total reported units were approximately 669,500 comprising of approximately 642,400 tests reported in our laboratory.

Product Revenues

During the six months ended June 30, 2022, product revenues increased by $124.6 million, or 47.9%, compared to the six months ended June 30, 2021, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $26.6 million, or 77.4%, during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The decrease in revenue was primarily due to $28.6 million of revenue recognized from Qiagen associated with deferred revenues recognized as a result from a settlement with Qiagen in prior year partially offset by a $2.0 million increase in revenue from our collaborative agreements.

Cost of Product Revenues

During the six months ended June 30, 2022, cost of product revenues increased compared to the six months ended June 30, 2021 by approximately $70.1 million, or 49.6%, due to a $33.7 million increase in third-party fees, higher costs related to inventory consumption of $10.8 million driven by an increase in accessioned tests, a $6.5 million increase in shipping related charges, and a $19.1 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, decreased by $0.5 million, or 34.5%, primarily due to labor efficiencies from our collaborative agreements.

Research and Development

Research and development expenses during the six months ended June 30, 2022, increased by $69.1 million, or 73.5%, when compared to the six months ended June 30, 2021. The increase was driven by a $36.8 million increase in salary and related compensation expenditures primarily due to headcount growth, which includes a $11.4 million increase in stock-based compensation expense. Additionally, there was an increase of $1.3 million in consulting costs, a $26.1 million increase of costs related to clinical studies to support our new product offerings and future commercialization of our products, and a $4.9 million increase in facilities, software, office, and other costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $61.3 million, or 26.0%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was attributable to an increase of $35.2 million in salary and related compensation expenditures primarily due to headcount growth, which includes a $4.6 million increase in stock-based compensation expense. Additionally, there was a $3.3 million increase in marketing expenses, a $8.0 million increase in travel related costs, a $7.6 million increase in consulting and legal fees, a $1.1 million increase in hardware and software licenses, and a $6.1 million increase from business insurance and other administrative costs.

Interest Expense

Interest expense increased slightly in the six months ended June 30, 2022 compared to the same period in the prior year. The interest expense is primarily from the Convertible Notes issued in April 2020.

Interest and Other Income

Interest and other income for the six months ended June 30, 2022 decreased $1.9 million compared to the same period in the prior year, primarily due to the sale and maturities of investments resulting in lower interest income as well as lower yields from our investments.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2022, we had a net loss of $283.7 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2022, we had an accumulated deficit of $1.7 billion. We had $91.4 million in cash and cash equivalents and restricted cash, $547.4 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes.

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

In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before estimated offering expenses of $0.4 million, the Company received proceeds of approximately $551.2 million net of the underwriting discount.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 4, 2022.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS (“the Credit Line”) providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. As of June 30, 2022, the total principal amount outstanding with accrued interest was $50.1 million.

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

We received net proceeds from the Convertible Notes of $278.3 million, after deducting the initial purchasers’ discounts and debt issuance costs. We used approximately $79.2 million of the net proceeds from the Convertible Notes offering to repay our obligations under our 2017 Term Loan with OrbiMed.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
(in thousands)
Cash used in operating activities	$(248,126)	$(145,439)
Cash provided by investing activities	241,822	146,709
Cash provided by financing activities	13,074	12,914
Net increase in cash, cash equivalents and restricted cash	6,770	14,184
Cash, cash equivalents and restricted cash, beginning of period	84,614	48,855
Cash, cash equivalents and restricted cash, end of period	$91,384	$63,039

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2022 was $248.1 million. The net loss of $283.7 million includes $95.9 million in non-cash charges resulting from $7.6 million of depreciation and amortization, $3.0 million premium amortization and discount accretion on investment securities, $76.1 million of stock-based compensation expense, $6.7 million of non-cash lease expense, $0.6 million for amortization of debt discount and issuance cost, $0.2 million of inventory reserve adjustments, $1.5 million of provision for credit losses, and $0.2 million for realized loss from sales of investments. Operating assets had cash outflows of $86.7 million resulting from a $87.7 million increase in accounts receivable, a $3.7 million increase in inventory, offset by a $4.7 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $26.4 million resulting from a $29.5 million increase in other accrued liabilities, a $8.0 million increase in deferred revenue, and a $2.5 million increase in accounts payable, offset by a $8.1 million decrease in accrued compensation and a $5.5 million decrease in lease liabilities.

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

Cash Used in Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 totaled $241.8 million, which was comprised of $191.9 million from proceeds from sale of investments, $153.5 million from proceeds of investments maturities, offset by $80.0 million in purchasing of new investments, and $23.6 million in acquisitions of property, plant and equipment.

Cash provided by investing activities for the six months ended June 30, 2021 totaled $146.7 million, which was comprised of $205.5 million from proceeds from investment maturities and $31.1 million from proceeds from sale of investments, which was offset by $71.0 million in purchasing of new investments and $18.9 million in acquisitions of property, plant and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022, totaled $13.1 million which was comprised of $4.6 million of proceeds from the exercise of stock options and $8.5 million from issuance of common stock under the employee stock purchase plan.

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

Inventory purchase and other contractual obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, testing, manufacturing, and other services for operational purposes. The contractual obligations also include the potential earnout payment from our IPR&D asset acquisition less the portion accrued on the Balance Sheet. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures. Please refer to Note 8, Commitments and Contingencies, for further details.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of one-month LIBOR plus 1.10%. The LIBOR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.1 million gross debt outstanding on our Credit Line, including principal and accrued interest as of June 30, 2022. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $5.5 million annually in relation to amounts we would expect to earn, based on our short-term investments as of June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2022, we have substantially completed the implementation of a new Enterprise Resource Planning (“ERP”) software system. Accordingly, we have modified certain existing internal control processes relating to the implementation of the new ERP system. There have been no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Amended Employment Agreement, by and between Registrant and Daniel Rabinowitz, dated June 7, 2007.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

NATERA, INC.

Date: August 4, 2022	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)