Form 10-Q
period 2022-09-30
Natera, Inc.
filed 2022-11-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 97,602,871.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama and Horizon;
●	our ability to increase demand for our tests, particularly Panorama, Horizon, Signatera, and Prospera;
●	our expectation that Panorama will be adopted for broader use in average-risk pregnancies and for the screening of microdeletions and that third-party payer reimbursement will be available for these applications, including our expectations that the results from our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry (SMART) Study may support broader use and reimbursement for the use of Panorama in average risk pregnancies and for microdeletions;
●	the extent and duration of the impact of the COVID-19 pandemic on our business, results of operations, stock price, or overall financial condition;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities, expand our product offerings to include new tests, and expand adoption of our current and future technologies through Constellation, our cloud-based distribution model;
●	our efforts to successfully develop and commercialize our oncology and organ health products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies and to successfully operate our business in response to changes in such requirements, programs and policies;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facility and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding Panorama and any of our future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and transplant rejection;

●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027 in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results; and
●	anticipated trends and challenges in our business and the markets in which we operate.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Natera, Inc.

Condensed Consolidated Balance Sheets

(in thousands except par value and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,042	$84,386
Restricted cash	86	228
Short-term investments	464,112	829,896
Accounts receivable, net of allowance of $4,676 in 2022 and $2,429 in 2021	236,362	122,074
Inventory	40,428	26,909
Prepaid expenses and other current assets, net	31,599	29,645
Total current assets	829,629	1,093,138
Property and equipment, net	87,486	65,516
Operating lease right-of-use assets	73,791	59,013
Other assets	18,206	18,820
Total assets	$1,009,112	$1,236,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,225	$27,206
Accrued compensation	42,226	40,941
Other accrued liabilities	132,751	93,353
Deferred revenue, current portion	7,932	7,404
Short-term debt financing	50,147	50,052
Total current liabilities	267,281	218,956
Long-term debt financing	281,336	280,394
Deferred revenue, long-term portion	20,405	21,318
Operating lease liabilities, long-term portion	78,469	61,036
Other long-term liabilities	—	1,479
Total liabilities	647,491	583,183

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2022 and December 31, 2021, respectively; 97,300 and 95,140 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid in capital	2,181,282	2,050,417
Accumulated deficit	(1,800,062)	(1,394,836)
Accumulated other comprehensive loss	(19,609)	(2,287)
Total stockholders’ equity	361,621	653,304
Total liabilities and stockholders’ equity	$1,009,112	$1,236,487

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues
Product revenues	$199,831	$153,940	$584,415	$413,971
Licensing and other revenues	10,806	4,176	18,555	38,487
Total revenues	210,637	158,116	602,970	452,458
Cost and expenses
Cost of product revenues	115,436	80,511	326,862	221,870
Cost of licensing and other revenues	1,076	860	2,102	2,426
Research and development	65,510	98,457	228,504	192,397
Selling, general and administrative	147,667	128,485	444,769	364,273
Total cost and expenses	329,689	308,313	1,002,237	780,966
Loss from operations	(119,052)	(150,197)	(399,267)	(328,508)
Interest expense	(2,330)	(2,078)	(6,567)	(6,226)
Interest and other income, net	87	1,274	1,165	4,230
Loss before income taxes	(121,295)	(151,001)	(404,669)	(330,504)
Income tax expense	(185)	(272)	(557)	(648)
Net loss	$(121,480)	$(151,273)	$(405,226)	$(331,152)
Unrealized loss on available-for-sale securities, net of tax	(3,212)	(950)	(17,322)	(2,768)
Comprehensive loss	$(124,692)	$(152,223)	$(422,548)	$(333,920)

Net loss per share (Note 12):
Basic and diluted	$(1.25)	$(1.63)	$(4.20)	$(3.72)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	97,052	92,558	96,408	89,130

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of June 30, 2021	88,498	$9	$1,399,659	$2,441	$(1,102,999)	$299,110
Issuance of common stock upon exercise of stock options	268	—	3,945	—	—	3,945
Issuance of common stock for public offering, net	5,176	1	550,821	—	—	550,822
Issuance of common stock for IPR&D acquisition	276	—	30,901	—	—	30,901
Vesting of restricted stock units	320	—	3	—	—	3
Stock-based compensation	—	—	26,459	—	—	26,459
Unrealized loss on available-for sale securities	—	—	—	(950)	—	(950)
Net loss	—	—	—	—	(151,273)	(151,273)
Balance as of September 30, 2021	94,538	$10	$2,011,788	$1,491	$(1,254,272)	$759,017

	Nine months ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2020	86,223	$9	$1,411,286	$4,259	$(929,318)	$486,236
Issuance of common stock upon exercise of stock options	1,051	—	10,774	—	—	10,774
Issuance of common stock under employee stock purchase plan	106	—	6,085	—	—	6,085
Issuance of common stock for public offering, net	5,175	1	550,821	—	—	550,822
Issuance of common stock for IPR&D acquisition	276	—	30,901	—	—	30,901
Vesting of restricted stock	1,707	—	—	—	—	—
Stock-based compensation	—	—	84,797	—	—	84,797
Unrealized loss on available-for sale securities	—	—	—	(2,768)	—	(2,768)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	(82,876)	—	6,198	(76,678)
Net loss	—	—	—	—	(331,152)	(331,152)
Balance as of September 30, 2021	94,538	$10	$2,011,788	$1,491	$(1,254,272)	$759,017

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022	96,903	$10	$2,139,551	$(16,397)	$(1,678,582)	$444,582
Issuance of common stock upon exercise of stock options	84	—	1,393	—	—	1,393
Vesting of restricted stock units	313	—	—	—	—	—
Stock-based compensation	—	—	40,338	—	—	40,338
Unrealized loss on available-for sale securities	—	—	—	(3,212)	—	(3,212)
Net loss	—	—	—	—	(121,480)	(121,480)
Balance as of September 30, 2022	97,300	$10	$2,181,282	$(19,609)	$(1,800,062)	$361,621

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2021	95,140	$10	$2,050,417	$(2,287)	$(1,394,836)	$653,304
Issuance of common stock upon exercise of stock options	785	—	5,971	—	—	5,971
Issuance of common stock under employee stock purchase plan	285	—	8,496	—	—	8,496
Vesting of restricted stock	1,090	—	—	—	—	—
Stock-based compensation	—	—	116,398	—	—	116,398
Unrealized loss on available-for sale securities	—	—	—	(17,322)	—	(17,322)
Net loss	—	—	—	—	(405,226)	(405,226)
Balance as of September 30, 2022	97,300	$10	$2,181,282	$(19,609)	$(1,800,062)	$361,621

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Operating activities
Net loss	$(405,226)	$(331,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,772	8,259
Expensed in-process research and development	—	35,604
Premium amortization and discount accretion on investment securities	3,971	5,707
Stock-based compensation	116,398	84,797
Non-cash lease expense	9,989	8,106
Amortization of debt discount and issuance cost	941	917
Inventory reserve adjustments	(148)	726
Other non-cash benefits	100	133
Provision for credit losses	2,615	380
Unrealized losses on investment securities	(12)	—
(Gain) loss on investments	532	(58)
Changes in operating assets and liabilities:
Accounts receivable	(116,903)	(32,232)
Inventory	(13,372)	(8,717)
Prepaid expenses and other current assets	686	(254)
Other assets	(200)	(550)
Accounts payable	8,367	183
Accrued compensation	1,285	4,960
Operating lease liabilities	(7,207)	(7,597)
Other accrued liabilities	35,422	34,845
Deferred revenue	(384)	(40,557)
Cash used in operating activities	(350,374)	(236,500)

Investing activities
Purchases of investments	(86,947)	(674,372)
Proceeds from sale of investments	214,738	77,563
Proceeds from maturity of investments	216,500	348,410
Purchases of property and equipment, net	(35,870)	(32,027)
Cash paid for acquisition of an asset	—	(4,271)
Cash provided by (used in) investing activities	308,421	(284,697)

Financing activities
Proceeds from exercise of stock options	5,971	10,774
Proceeds from issuance of common stock under employee stock purchase plan	8,496	6,085
Proceeds from public offering, net of issuance cost	—	550,814
Cash provided by financing activities	14,467	567,673

Net increase in cash, cash equivalents and restricted cash	(27,486)	46,476
Cash, cash equivalents and restricted cash, beginning of period	84,614	48,855
Cash, cash equivalents and restricted cash, end of period	$57,128	$95,331

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,008	$3,690

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$458	$4,957

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2022, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed on February 25, 2022).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $405.2 million for the nine months ended September 30, 2022 and an accumulated deficit of $1.8 billion as of September 30, 2022. As of September 30, 2022, the Company had $57.1 million in cash, cash equivalents, and restricted cash, $464.1 million in marketable securities, $50.1 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest with an additional $100.0 million in credit line availability, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”). In November 2022, the Company has drawn $30.0 million from the $100.0 million available from the Credit Line.

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

Further, additional consideration aggregating up to approximately $35.0 million may be paid in an estimated 269,547 of additional shares, consistent with the registration statement filed with the SEC on September 10, 2021, that are potentially issuable to legacy shareholders of this third party upon the achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which will be revalued at each reporting date and amount of compensation expense will be adjusted accordingly. The Company assessed some of the milestones as probable as of September 30, 2022. As achievement of all milestones is contingent upon the continued employment of certain selling shareholders, the Company accounted for the consideration related to all of the milestones as compensation expenses and recognized these expenses ratably over the estimated performance period of 24 months, to approximately September 2023.

In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before estimated offering expenses of $0.4 million, the Company received proceeds of approximately $551.2 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after November 8, 2022.

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

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021

	(in thousands)
Beginning balance	$3,561	$3,788
Provision for credit losses	1,115	317
Total	$4,676	$4,105

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Beginning balance	$2,429	$4,220
Provision for credit losses	2,615	380
Write-offs	(368)	(495)
Total	$4,676	$4,105

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

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of September 30, 2022. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 35.5% of the outstanding shares of MyOme;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of Myome;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of Myome; and

●	Roelof Botha, the Lead Independent Director of the Company’s board of directors, is a managing member of Sequoia Capital. Two funds affiliated with Sequoia Capital also participated in MyOme’s series B financing, and purchased MyOme series B preferred shares for an aggregate purchase price of approximately $1.7 million.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Risk and Uncertainties

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business and the macroeconomic environment generally is highly uncertain and difficult to predict, and the full extent and duration of the impact of the COVID 19 pandemic on its business, its operations, and the global economy as a whole is not yet known. While the Company’s test volumes and overall average selling prices increased in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, COVID-19 has negatively impacted the macroeconomic environment and the Company cannot predict the potential nature, magnitude and duration of the continued effects of the COVID-19 pandemic on the macroeconomic environment.

Further, in the Company’s operations as a public company, prolonged government disruptions, global pandemics and other natural disasters or geopolitical actions, for example the geopolitical instability due to the ongoing military conflict between Russia and Ukraine, have resulted in significant economic uncertainty. These macroeconomic conditions could affect the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

As of the date of filing of this Quarterly Report, the Company does not believe that inflation has had a material effect on the Company’s business, financial condition, or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also negatively affect demand for the Company’s product offerings. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and nine months ended September 30, 2022, and 2021, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2022 and December 31, 2021, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Beginning balance	$(16,397)	$2,441	$(2,287)	$4,259
Net unrealized loss on available-for-sale securities, net of tax and foreign currency translation adjustment	(3,212)	(950)	(17,322)	(2,768)
Ending balance	$(19,609)	$1,491	$(19,609)	$1,491

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

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the three months ended September 30, 2022 and 2021, $1.8 million and $1.6 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. During the nine months ended September 30, 2022 and 2021, $4.7 million and $4.6 million, respectively, were released from amounts previously held in reserves in other accrued liabilities, and recognized as product revenue. The release of amounts reserved were recognized as product revenue within that period.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from its agreements with Qiagen LLC, (“Qiagen”), BGI Genomics Co., Ltd. (“BGI Genomics”), Foundation Medicine, Inc. (“Foundation Medicine”), and other revenues.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement (the “BGI Genomics Agreement”) with BGI Genomics to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The BGI Genomics Agreement has a term of ten years and expires in February 2029. According to the BGI Genomics Agreement, the Company is entitled to a total of $50.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. The Company recorded a receivable of $2.5 million upon achieving the first milestone as of June 30, 2019, which was received in January 2021. Also, as required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating to $10.0 million were originally recorded in long-term advances on the Company’s Condensed Consolidated Balance Sheet and will be periodically assessed for impairment. During the third quarter ending September 30, 2022, $3.6 million was reclassified as prepaid expenses and other current assets. The Company recorded a receivable of $5.0 million upon achieving a milestone in the first quarter of 2022. During the third quarter ending September 30, 2022, the Company agreed to discount the receivable to $4.5 million which has been recognized as revenue. The $4.5 million receivable was collected in October 2022.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2019, the Company received $16.3 million of these amounts, of which $3.0 million was for achieving certain milestones, and $13.3 million was for licensing fees and prepaid revenue. There was an additional milestone met in May 2021. The Company accrued a $1.0 million milestone payment against accounts receivable and short-term deferred revenue. This milestone was paid in early July 2021. Additionally, the Company included an incremental $2.0 million in the transaction price of the contract based on the expectation of achieving a certain milestone in early 2022. This amount was not part of the initial transaction price. In the first quarter of 2022, the Company has recorded a receivable and subsequently collected $2.0 million upon achieving a milestone.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands)
Insurance carriers	$174,825	$132,423	$507,389	$351,218
Laboratory and other partners	27,050	17,441	69,929	77,575
Patients	8,762	8,252	25,652	23,665
Total revenues	$210,637	$158,116	$602,970	$452,458

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
(in thousands)
United States	$197,066	$148,033	$576,169	$427,804
Americas, excluding U.S.	1,155	1,247	2,426	3,052
Europe, Middle East, India, Africa	4,956	5,598	12,383	14,322
Asia Pacific and Other	7,460	3,238	11,992	7,280
Total revenues	$210,637	$158,116	$602,970	$452,458

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	September 30,	December 31,
(in thousands)	2022	2021
Assets:
Accounts receivable	$236,362	$122,074
Liabilities:
Deferred revenue, current portion	$7,932	$7,404
Deferred revenue, long-term portion	20,405	21,318
Total deferred revenues	$28,337	$28,722

The following table summarizes the changes in the balance of deferred revenues during the nine months ended September 30, 2022 and 2021:

	September 30,	September 30,
	2022	2021
(in thousands)
Beginning balance	$28,722	$72,930
Increase in deferred revenues	20,268	4,703
Refunds of revenues previously deferred	(337)	(10,000)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(7,877)	(32,864)
Revenue recognized from performance obligations satisfied within the same period	(12,439)	(2,396)
Ending balance	$28,337	$32,373

During the nine months ended September 30, 2022, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $7.9 million. This balance consisted of approximately a net $4.5 million related to BGI Genomics and Foundation Medicine and $3.3 million related to genetic testing services. The current portion of deferred revenue includes $0.7 million from the BGI Genomics Agreement as of September 30, 2022.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2022				December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$496	$—	$—	$496	$10,041	$—	$—	$10,041
U.S. Treasury securities	378,108	—	—	378,108	688,097	—	—	688,097
Corporate bonds and notes	—	23,374	—	23,374	—	52,337	—	52,337
Municipal securities	—	62,630	—	62,630	—	89,462	—	89,462
Total financial assets	$378,604	$86,004	$—	$464,608	$698,138	$141,799	$—	$839,937

Fair Value of Debt:

As of September 30, 2022, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, was $403.6 million and $715.7 million, respectively, based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. As of September 30, 2022, the fair value of the UBS Credit Line, consisting of the total principal amount outstanding with accrued interest, was $50.1 million.  See Note 10, Debt, for additional details.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	September 30, 2022			December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$496	$—	$496	$10,041	$—	$—	$10,041
U.S. Treasury securities (1)	392,949	(14,841)	378,108	689,640	1,081	(2,624)	688,097
Corporate bonds and notes (1)	24,098	(724)	23,374	52,729	—	(392)	52,337
Municipal securities	66,350	(3,720)	62,630	89,814	261	(613)	89,462
Total	$483,893	$(19,285)	$464,608	$842,224	$1,342	$(3,629)	$839,937

Classified as:
Cash equivalents (2)			496				10,041
Short-term investments			464,112				829,896
Total			$464,608				$839,937

(1)	Per the Company’s investment policy, all U.S. Treasury securities and debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes cash sweep accounts and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the nine months ended September 30, 2022, the Company sold $214.7 million of investments. During the nine months ended September 30, 2022, the amount of net realized losses upon sales of investments was $0.5 million. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of September 30, 2022, the Company had 64 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary since the investments are low risk, investment grade securities. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded. The fair value for investment securities at an unrealized loss position as of September 30, 2022 was $464.1 million. The aggregate amount of unrealized losses of these securities was $19.3 million, and the impact of the securities in a continuous loss position to the condensed consolidated statements of operations and comprehensive loss was not material as of September 30, 2022.

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2022:

	September 30, 2022
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$234,061	$227,890
Greater than one year but less than five years	249,336	236,222
Total	$483,397	$464,112

6. Balance Sheet Components

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2022	2021

		(in thousands)
Machinery and equipment	3-5 years	$59,040	$33,722
Computer equipment	3 years	1,348	4,893
Capitalized software held for internal use	3 years	4,798	2,395
Leasehold improvements	Lesser of useful life or lease term	28,573	13,640
Construction-in-process		25,205	30,279
		118,964	84,929
Less: Accumulated depreciation and amortization		(31,478)	(19,413)
Total Property and Equipment, net		$87,486	$65,516

The Company’s long-lived assets are primarily located in the United States.

During the nine months ended September 30, 2022, the increase in net property and equipment was due to increased leasehold improvements from expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $12.2 million recorded in the nine months ended September 30, 2022. Depreciation expense of $8.3 million was recorded in the nine months ended September 30, 2021. The Company did not incur an impairment charge during the nine months ended September 30, 2022.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Accrued paid time off	$2,904	$2,567
Accrued commissions	11,079	15,726
Accrued bonuses	15,795	15,854
Other accrued compensation	12,448	6,794
Total accrued compensation	$42,226	$40,941

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Reserves for refunds to insurance carriers	$17,938	$17,210
Accrued charges for third-party testing	11,863	5,849
Testing and laboratory materials from suppliers	14,961	3,799
Marketing and corporate affairs	5,676	7,853
Legal, audit and consulting fees	34,355	11,758
Accrued shipping charges	2,403	969
Sales and income tax payable	2,270	2,230
Accrued third-party service fees	6,881	13,442
Clinical trials and studies	18,297	11,218
Operating lease liabilities, current portion	6,139	5,752
Fixed asset purchases	3,976	1,853
Other accrued interest	2,695	1,078
Other accrued expenses	5,297	10,342
Total other accrued liabilities	$132,751	$93,353

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the nine months ended September 30, 2022:

	September 30,	September 30,
	2022	2021

	(in thousands)
Beginning balance	$17,210	$17,366
Additional reserves	16,997	11,776
Refunds to carriers	(11,563)	(8,664)
Reserves released to revenue	(4,706)	(4,599)
Ending balance	$17,938	$15,879

7. Leases

Operating Leases

In September 2015, the Company’s subsidiary entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The lease term is 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016. In December 2021, the Company entered into an amendment of the Austin lease agreement which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces (the “First Expansion Premises” and the “Second Expansion Premises”). The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commenced in September 2022. The terms of the First and Second Expansion Premises expire in March 2033.

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

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises will be used for general office, laboratory and research use. The annual lease payment starts at $0.9 million and will escalate annually commencing in December 2021. As of September 30, 2022, the Company remeasured its lease term as it is reasonably certain to exercise its renewal option which will extend the lease term by 36 months to November 2026.

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

For the nine months ended September 30, 2022, the Company had noncash operating activities of $22.1 million primarily related to additional right-of-use assets related to the First and Second Austin Expansion Premises commenced in February 2022 and September 2022, respectively, which were accounted for as new leases under ASC 842. For the nine months ended September 30, 2021, the Company had noncash operating activities of $31.3 million primarily related to additional right-of-use assets primarily as a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$6,139	$5,752
Operating lease liabilities, long-term portion	78,469	61,036
Total operating lease liabilities	$84,608	$66,788

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of September 30, 2022, the weighted-average remaining lease term was 4.94 years and the weighted-average discount rate was 6.70%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended September 30, 2022 and 2021, total lease expense of $3.5 million and $2.8 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the nine months ended September 30, 2022 and 2021, total lease expense of $10.0 million and $8.1 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $1.7 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $7.2 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of September 30, 2022 are as follows:

Operating Leases
(in thousands)
Year ending December 31:
2022 (remaining 3 months)	$2,194
2023	12,462
2024	15,924
2025	16,286
2026	16,661
2027 and thereafter	47,200
110,727
Less: imputed interest	(26,119)
Operating lease liabilities	$84,608

8. Commitments and Contingencies

Legal Proceedings

The Company is involved in legal matters, including investigations, subpoenas, demands, disputes, litigation, requests for information, and other regulatory or administrative actions or proceedings, including those with respect to intellectual property, testing and test performance, billing, reimbursement, marketing, short seller and media allegations, employment, and other matters.

An independent committee of the Company’s board of directors initiated and has completed an internal investigation into the allegations made in a March 2022 short seller report, with the assistance of the law firm of WilmerHale LLP. WilmerHale had access to company executives, personnel, records, communications, and documents. Based on the investigation, the independent committee, on behalf of the board, has concluded that the allegations of wrongdoing against the Company in the report were unfounded.

The Company is responding to ongoing regulatory and governmental investigations, subpoenas and inquiries, and contesting its current legal matters, but cannot provide any assurance as to the ultimate outcome with respect to any of the foregoing. There are many uncertainties associated with these matters.  Such matters may cause the Company to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of their merit or ultimate outcome. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of the foregoing were to occur, the Company's business, financial condition, results of operations, cash flows, prospects, or stock price could be adversely affected.

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

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents. The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three patents invalid. This finding was affirmed on appeal in July 2022 by the United States Court of Appeals for the Federal Circuit; CareDx and Stanford have petitioned such court for a rehearing. In the second CareDx Patent Case, the Company alleges, in suits filed in January 2020 and May 2022, infringement by CareDx of three of the Company’s patents, seeking unspecified damages and injunctive relief. The case is currently pending and is scheduled for trial in January 2024.

The Company has filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware, alleging, in complaints and amended complaints filed in January, April, and August of 2020, which cases were consolidated in September 2020, that certain ArcherDX products infringe five of the Company’s patents (the “ArcherDX case”). In January 2021, the Company filed a second amended complaint naming an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. as defendants. The Company is seeking unspecified monetary damages and injunctive relief. The parties filed motions for summary judgment in January 2022, a hearing on which is scheduled for January 2023. Trial is currently scheduled for May 2023.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Various parties, including Natera, have filed challenges to the validity of the asserted patents with the United States Patent and Trademark Office, which challenges have been instituted for review. The lawsuit against the Company has been stayed pending the outcome of these validity challenges.

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

The Company is involved in litigation against Guardant, Inc. (“Guardant”). On or about May 27, 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. On or about May 28, 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant. In the California action, the Company has answered Guardant’s complaint and has asserted the claims from the action it dismissed in Texas as counterclaims, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Trial is currently scheduled for February 2023.

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit, on which a hearing is scheduled for January 2023.

In February 2022, two purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California. Each suit was filed by an individual patient alleging various causes of action related to the marketing of Panorama and seeking, among other relief, class certification, monetary damages, attorneys’ fees, and costs. In May 2022, these matters were consolidated into one lawsuit. The Company has filed a motion to dismiss the consolidated lawsuit.

In March 2022, a purported class action lawsuit was filed against the Company and certain of its management in the Supreme Court of the State of New York, County of New York, asserting claims under Sections 11, 12, and 15 of the Securities Act of 1933. The complaint alleges, among other things, that the Company failed to disclose certain information regarding its Panorama test. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs. In July 2022, the parties filed a request for dismissal of the lawsuit. This matter has been dismissed and the claims raised in this matter were included in the lawsuit discussed below.

A purported class action lawsuit was filed against the Company and certain of its management in the United States District Court for the Western District of Texas, asserting claims under Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 thereunder. The complaint, filed in April 2022 and amended in October 2022 (to include, among others, the claims raised in the lawsuit discussed in the preceding paragraph), alleges, among other things, that the management defendants made materially false or misleading statements, and/or omitted material information that was required to be disclosed, about certain of the Company’s products and operations. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of September 30, 2022 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$16,900	December 2024
Material suppliers	16,623	June 2026
Application service providers	31,770	March 2026
Earnouts for development with acquired Canadian entity (1)	12,756	September 2023
Software development provider	324	December 2024
Other material suppliers	20,465	Various
Total	$98,838

(1)	Represents the potential earnout payments for asset development with the acquired Canadian entity which are to be achieved upon the satisfaction of certain contractual conditions less the portion accrued on the Company’s Condensed Consolidated Balance Sheet. Upon achievement, the earnout consideration will primarily be paid in shares of the Company’s common stock, calculated based upon the fair market value of the Company’s common stock at the time such shares are issued.

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

Employee Stock Purchase Plan

During the period ended September 30, 2022, there have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2021.  The Company has made 3,455,128 shares available for issuance under the Plan as of September 30, 2022, a number that is automatically increased on the first business day of each fiscal year of the Company during the term of the ESPP by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to the ESPP), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2022 started on November 1, 2021 and ended on April 30, 2022, and 284,583 shares were purchased for proceeds of $8.5 million. The second offering period of 2022 began on May 1, 2022 and will end on October 31, 2022. As of September 30, 2022, no shares have been purchased in the second offering period.

Stock Options and Restricted Stock Units

The following table summarizes option and RSU activity for the nine months ended September 30, 2022:

	Outstanding Options and RSUs
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Shares	Price	Life	Value
				(in years)
Balance at December 31, 2021	4,319	5,900	$17.54	5.40	$451,505
Additional shares authorized	3,500	—
Options granted	(265)	265	$61.39
Options exercised	—	(785)	$7.60
Options forfeited/cancelled	35	(35)	$38.91
RSUs granted	(4,877)	—
RSUs forfeited/cancelled	532	—
Balance at September 30, 2022	3,244	5,345	$21.04	5.10	$149,931
Exercisable at September 30, 2022		4,555	$12.12	4.53	$145,939
Vested and expected to vest at September 30, 2022		5,294	$20.56	5.07	$149,685

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company assessed the performance-based awards with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the outstanding performance-based awards as of September 30, 2022:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2019	200	300	200	300	(1)	Monte-Carlo Simulation
Q2 2019	—	188	—	140	(2)	Grant Date Stock Price
Q3 2019	—	50	—	50	(1)	Monte-Carlo Simulation
Q1 2020	150	300	150	300	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	408	(3)	Grant Date Stock Price
Q1 2020	129	—	129	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	21	(3)	Grant Date Stock Price
Q3 2020	10	—	10	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	17	(3)	Grant Date Stock Price
Q4 2020	—	32	—	19	(1)	Monte-Carlo Simulation
Q4 2020	—	22	—	2	(5)	Grant Date Stock Price
Q1 2021	150	125	—	—	(1)	Monte-Carlo Simulation
Q1 2021	—	279	—	15	(3)	Grant Date Stock Price
Q2 2021	163	—	—	—	(1)	Monte-Carlo Simulation
Q2 2021	29	—	—	—	(3)	Black-Scholes-Merton
Q2 2021	—	7	—	2	(3)	Grant Date Stock Price
Q4 2021	—	20	—	—	(1)	Monte-Carlo Simulation
Q4 2021	—	205	—	37	(3)	Grant Date Stock Price
Q1 2022	110	—	—	—	(3)	Black-Scholes-Merton
Q1 2022	—	849	—	—	(3)	Grant Date Stock Price
Q2 2022	—	103	—	—	(3)	Grant Date Stock Price
Q3 2022	—	54	—	4	(2)	Grant Date Stock Price

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

The Company has recognized $12.4 million and $40.0 million in stock-based compensation for performance-based awards for the three and nine months ended September 30, 2022. The Company has recognized $9.6 million and $39.5 million in stock-based compensation for performance-based awards for the three and nine months ended September 30, 2021.

   There were no performance-based awards with market conditions and a fair value estimated using a Monte Carlo simulation model granted in the nine months ended September 30, 2022

Restricted Stock Units

The following table summarizes unvested RSU for the nine months ended September 30, 2022:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2021	3,988	$74.33
Granted	4,877	$43.89
Vested	(1,090)	$57.54
Cancelled/forfeited	(532)	$56.92
Balance at September 30, 2022	7,243	$57.86

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022			2021
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$2,124	$—	$2,124	$1,262	$—	$1,262
Research and development	12,972	497	13,469	6,242	410	6,652
Selling, general and administrative	24,524	221	24,745	18,478	67	18,545
Total	$39,620	$718	$40,338	$25,982	$477	$26,459

	Nine months ended September 30,
	2022			2021
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$5,903	$—	$5,903	$3,246	$—	$3,246
Research and development	33,911	1,432	35,343	16,168	974	17,142
Selling, general and administrative	74,700	452	75,152	64,231	178	64,409
Total	$114,514	$1,884	$116,398	$83,645	$1,152	$84,797

As of September 30, 2022, approximately $304.9 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.7 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three and nine months ended September 30, 2022, the following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022			2021
Expected term (years)	6.05	10.00	5.12	—	10.00	5.11	—	10.00
Expected volatility	61.63%	56.31%	55.91%	—	62.30%	55.33%	—	63.30%
Expected dividend rate	0.00%	0.00%			0.00%			0.00%
Risk-free interest rate	3.15%	1.30%	1.62%	—	3.15%	0.81%	—	1.67%

As of September 30, 2022, total options outstanding include 25,865 shares of option awards that were granted to non-employees, of which all shares are vested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

For both the three months ended September 30, 2022 and 2021, the Company recorded interest expense on the Credit Line of $0.2 million. For both the nine months ended September 30, 2022 and 2021, the Company recorded interest expense on the Credit Line of $0.5 million. Interest payments on the Credit Line were made within the same periods. As of September 30, 2022 and December 31, 2021, the total principal amount outstanding with accrued interest was $50.1 million. As of September 30, 2022, there is $100 million remaining availability on the Credit Line. In November 2022, the Company has drawn $30.0 million from the $100.0 million available from the Credit Line.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of September 30, 2022 and December 31, 2021 are summarized in the following table:

	September 30, 2022	December 31, 2021

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(6,164)	(7,106)
Net carrying amount	$281,336	$280,394

The following tables present total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	316	308
Total interest expense	$1,933	$1,925

	Nine months ended September 30,
	2022	2021
	(in thousands)
Cash interest expense
Contractual interest expense	$4,852	$4,852
Non-cash interest expense
Amortization of debt discount and debt issuance cost	941	917
Total interest expense	$5,793	$5,769

11. Income Taxes

During the three months ended September 30, 2022 and 2021, the Company recorded total income tax expense of approximately $185,000 and $272,000, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded total income tax expense of approximately $557,000 and $648,000, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of September 30, 2022. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2022 and December 31, 2021, there were no accrued interest and penalties related to uncertain tax positions.

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

The Convertible Notes are not convertible by the holders as of September 30, 2022. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the principal value of the Convertible Notes would exceed the value based on contractual settlement provisions by $81.3 million as of September 30, 2022. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes will not have an impact on the Company’s diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table provides the basic and diluted net loss per share computations for three and nine months ended September 30, 2022 and 2021.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss, basic and diluted	$(121,480)	$(151,273)	$(405,226)	$(331,152)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	97,052	92,558	96,408	89,130

Net loss per share, basic and diluted	$(1.25)	$(1.63)	$(4.20)	$(3.72)

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2022 and 2021:

	September 30,
	2022	2021

	(in thousands)
Options to purchase common stock	5,345	6,012
Performance-based awards and restricted stock units	7,243	3,782
Employee stock purchase plan	148	73
Convertible Notes	7,411	7,411
Earnouts for development with acquired Canadian entity	525	270
Total	20,672	17,548

13. Subsequent Events

On November 4, 2022, the Company effected a strategic organizational update (the “Organizational Update”) to refocus resources in its core business areas that align with the Company’s long-term vision and strategic priorities. As part of the Organizational Update, the Company is reducing headcount by approximately 3.8% through a reduction in its workforce. Most of the reduction in force took place on November 4, 2022, with the remainder to be completed in January 2023. The Company estimates that it will incur expenses of approximately $4.7 million related to the Organizational Update, substantially all of which will be cash expenditures and vesting of equity awards for severance and other related costs through the first quarter of 2023.

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

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we deploy to change the management of disease worldwide. We began in the women’s health space, in which we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. Our technology is now also being used in the oncology market, in which we are commercializing, among others, a personalized blood-based DNA test to detect molecular residual disease and monitor disease recurrence, as well as in the organ health market, with tests to assess organ transplant rejection. We seek to enable even wider adoption of our technology through Constellation, our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories.

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

During the nine months ended September 30, 2022, we processed approximately 1,506,700 tests, comprised of approximately 1,460,100 tests accessioned in our laboratory, compared to approximately 1,131,200 tests processed, comprised of approximately 1,089,200 tests accessioned in our laboratory, during the nine months ended September 30, 2021. This increase in volume primarily represents continued commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2022 was 89%, a slight decrease compared to 90% for the nine months ended September 30, 2021. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2022 was 7%, an increase from 5% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the nine months ended September 30, 2022 was 4%, down from 5% for the nine months ended September 30, 2021, due primarily to the increase in US direct sales as a percentage of revenue.

For the nine months ended September 30, 2022, total revenues were $603.0 million, compared to $452.5 million in the nine months ended September 30, 2021. Revenues generated from testing accounted for $584.4 million, 97% of total revenues for the nine months ended September 30, 2022 compared to $414.0 million representing 91% of total revenues for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $26.8 million, representing approximately 4% of total revenues for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, revenues from customers outside the United States were $24.7 million, representing approximately 5% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the nine months ended September 30, 2022 and 2021 were $405.2 million and $331.2 million, respectively. This included non-cash stock compensation expense of $116.4 million and $84.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $1.8 billion.

Impact of COVID-19 and Other Macroeconomic Conditions

The COVID-19 pandemic has continued to present a global public health and economic challenge that has affected our business operations and the U.S. and other major economies and financial markets. We have modified our business practices in response to the spread of COVID-19 (including temporary closures of our offices, implementing remote work policies and practices, vaccination requirements, travel restrictions, and other measures as we have deemed necessary or appropriate from time to time), and incurred additional operating costs, and we may take further actions from time to time as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Such actions could also impact our ability to fully integrate businesses we may acquire in the future. There is no certainty that any such actions will be sufficient to mitigate the continuing risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our laboratory staff, were unable to work effectively, including due to illness, quarantines, social distancing, recruiting and retention difficulties, government actions, including the prospect of rising interest rates, inflationary pressure, and stock market volatility, or other restrictions in connection with the COVID-19 pandemic, our operations and financial results will be impacted.

The extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition will depend on future developments, which continue to remain highly uncertain and cannot be predicted, including, but not limited to, the continued duration and spread of the pandemic, including the contagiousness of variants and their severity, the actions to contain the virus or address its impact, and the extent to which pre-pandemic economic and operating activities resume. The COVID-19 pandemic and the resulting economic pressures could continue to limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us. We may also experience a shortage of laboratory supplies and reagents or a suspension of services from other laboratories or third parties. We also increased our dependence on growing and maintaining a network of mobile phlebotomy specialists who can provide testing capabilities, as many consumers are unable or unwilling to visit clinics, hospitals or other testing facilities as a result of the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business because of its global economic impact, including as a result of inflation and any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions as a result of COVID-19, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, rising interest rates, increased inflation, a decline in consumer confidence, as well as limited or significantly reduced points of access of our products, could have a material adverse effect on the demand for some of our products, such as our products targeted for the IVF market. Decreased demand for our tests, particularly in the United States, could negatively affect our overall financial performance. A significant portion of our revenue is concentrated in the United States, where the impact of COVID-19 has been significant, and the potential decrease in demand for our tests could have a disproportionately negative impact on our business and financial results.

In particular, while our test volumes and the average selling price of our tests collected from insurance payors in the nine months ended September 30, 2022 have increased compared to the nine months ended September 30, 2021, we cannot predict volatility of the volumes and selling prices of our tests that may result from the continued impact of the COVID-19 pandemic and the resulting impacts on the economy, and either or both of these metrics may fluctuate from period to period. Further, we cannot predict the potential nature, magnitude and duration of the effects of the COVID-19 pandemic and related economic pressures will have on our business.

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

Our results of operations may be adversely affected by various other macroeconomic conditions that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, supply chain disruptions, and geopolitical instability, such as the military conflict in Ukraine. Further, rising interest rates, increasing inflation, and stock market volatility that the economy has recently been experiencing could also negatively impact our operations and financial results. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022 for a further discussion of the potential adverse impact of COVID-19 and the resulting impacts on the economy on our business, results of operations and financial condition.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$199,831	$153,940	$45,891	29.8%
Licensing and other revenues	10,806	4,176	6,630	158.8
Total revenues	210,637	158,116	52,521	33.2
Cost and expenses
Cost of product revenues	115,436	80,511	34,925	43.4
Cost of licensing and other revenues	1,076	860	216	25.1
Research and development	65,510	98,457	(32,947)	(33.5)
Selling, general and administrative	147,667	128,485	19,182	14.9
Total cost and expenses	329,689	308,313	21,376	6.9
Loss from operations	(119,052)	(150,197)	31,145	(20.7)
Interest expense	(2,330)	(2,078)	(252)	12.1
Interest and other income, net	87	1,274	(1,187)	(93.2)
Loss before income taxes	(121,295)	(151,001)	29,706	(19.7)
Income tax expense	(185)	(272)	87	(32.0)
Net loss	$(121,480)	$(151,273)	$29,793	(19.7)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $52.5 million, or 33.2%, when compared to the three months ended September 30, 2021.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended September 30, 2022, total reported units were approximately 482,900, comprised of approximately 469,200 tests reported in our laboratory. Comparatively, during the three months ended September 30, 2021, total reported units were approximately 373,100, comprising of approximately 360,700 tests reported in our laboratory.

Product Revenues

During the three months ended September 30, 2022, product revenues increased by $45.9 million, or 29.8% compared to the three months ended September 30, 2021, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues increased by $6.6 million, or 158.8%, during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. The increase was primarily due to revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended September 30, 2022, cost of product revenues increased compared to the three months ended September 30, 2021 by approximately $34.9 million, or 43.4%, due to a $12.0 million increase in third-party fees, higher costs related to inventory consumption of $4.5 million driven by an increase in accessioned tests, a $5.0 million increase in shipping related charges, and a $13.4 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended September 30, 2022, when compared to the three months ended September 30, 2021, increased by $0.2 million, or 25.1%, primarily due to an increase in labor and overhead costs and third-party service fees related to increased volumes.

Research and Development

Research and development expenses during the three months ended September 30, 2022, decreased by $32.9 million, or 33.5%, when compared to the three months ended September 30, 2021. The decrease was driven by a $41.9 million decrease in earnouts for asset development related to milestone achievement, a $5.1 million decrease in consulting costs, and a $1.2 million decrease in software costs related to lower fees. This was offset by a $13.8 million increase in salary and related compensation expenditures primarily due to headcount growth, which includes a $6.8 million increase in stock-based compensation expense, a $0.4 million decrease in clinical trial expenses, and a $1.1 million increase in facilities, software, office, and other costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $19.2 million, or 14.9%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was attributable to an increase of $14.4 million in salary and related compensation expenditures primarily due to headcount growth, which includes a $6.3 million increase in stock-based compensation expense. Additionally, there was a $1.3 million increase in travel related costs, a $3.5 million increase in consulting and legal fees, a $0.5 million increase in hardware and software licenses, and a $1.2 million increase from business insurance and other administrative costs, offset by a $1.7 million decrease in marketing expenses.

Interest Expense

Interest expense slightly increased in the three months ended September 30, 2022 compared to the same period in the prior year. The interest expense is primarily from our 2.25% Convertible Senior Notes (the “Convertible Notes”) issued in April 2020.

Interest and Other Income

Interest and other income for the three months ended September 30, 2022 decreased $1.2 million compared to the same period in the prior year, primarily due to the sale and maturities of investments resulting in lower interest income as well as lower yields from our investments. Additionally, one of our subleases was terminated in the fourth quarter of 2021 resulting in lower sublease rental income compared to 2021.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$584,415	$413,971	$170,444	41.2%
Licensing and other revenues	18,555	38,487	(19,932)	(51.8)
Total revenues	602,970	452,458	150,512	33.3
Cost and expenses
Cost of product revenues	326,862	221,870	104,992	47.3
Cost of licensing and other revenues	2,102	2,426	(324)	(13.4)
Research and development	228,504	192,397	36,107	18.8
Selling, general and administrative	444,769	364,273	80,496	22.1
Total cost and expenses	1,002,237	780,966	221,271	28.3
Loss from operations	(399,267)	(328,508)	(70,759)	21.5
Interest expense	(6,567)	(6,226)	(341)	5.5
Interest and other income, net	1,165	4,230	(3,065)	(72.5)
Loss before income taxes	(404,669)	(330,504)	(74,165)	22.4
Income tax expense	(557)	(648)	91	(14.0)
Net loss	$(405,226)	$(331,152)	$(74,074)	22.4%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $150.5 million, or 33.3%, when compared to the nine months ended September 30, 2021.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the nine months ended September 30, 2022, total reported units were approximately 1,400,400, comprised of approximately 1,356,500 tests reported in our laboratory. Comparatively, during the nine months ended September 30, 2021, total reported units were approximately 1,042,600 comprising of approximately 1,003,100 tests reported in our laboratory.

Product Revenues

During the nine months ended September 30, 2022, product revenues increased by $170.4 million, or 41.2% compared to the nine months ended September 30, 2021, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $19.9 million, or 51.8%, during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The decrease in revenue was primarily due to $28.6 million of revenue recognized from Qiagen associated with deferred revenues recognized as a result from a settlement with Qiagen in prior year partially offset by a $8.7 million increase in revenue from our collaborative agreements.

Cost of Product Revenues

During the nine months ended September 30, 2022, cost of product revenues increased compared to the nine months ended September 30, 2021 by approximately $105.0 million, or 47.3%, due to a $42.6 million increase in third-party fees, higher costs related to inventory consumption of $12.2 million driven by an increase in accessioned tests, a $11.6 million increase in shipping related charges, and a $38.6 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, decreased by $0.3 million, or 13.4%, primarily due to labor efficiencies from our collaborative agreements.

Research and Development

Research and development expenses during the nine months ended September 30, 2022, increased by $36.1 million, or 18.8%, when compared to the nine months ended September 30, 2021. The increase was driven by a $50.1 million increase in salary and related compensation expenditures primarily due to headcount growth, which includes a $18.2 million increase in stock-based compensation expense. Additionally, there was an increase of $10.9 million in clinical trial expenses, an increase of $0.7 million in travel related costs and an increase of $9.8 million in facilities, software, office, and other costs. This was offset by a $31.5 million decrease in earnouts for asset development related to milestone achievement and a $3.9 million decrease in consulting costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $80.5 million, or 22.1%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was attributable to an increase of $46.6 million in salary and related compensation expenditures primarily due to headcount growth, which includes a $10.9 million increase in stock-based compensation expense. Additionally, there was a $1.7 million increase in marketing expenses, a $9.7 million increase in travel related costs, a $7.6 million increase in consulting and legal fees, a $1.8 million increase in hardware and software licenses, a $6.2 million increase in bad debt and legal accruals and a $6.9 million increase from business insurance and other administrative costs.

Interest Expense

Interest expense increased slightly in the nine months ended September 30, 2022 compared to the same period in the prior year. The interest expense is primarily from the Convertible Notes issued in April 2020.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2022 decreased $3.1 million compared to the same period in the prior year, primarily due to the termination of one of our subleases in the fourth quarter of 2021 resulting in lower sublease rental income compared to 2021. Additionally, sale and maturities of investments resulted in lower interest income as well as lower yields from our investments.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2022, we had a net loss of $405.2 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2022, we had an accumulated deficit of $1.8 billion. We had $57.1 million in cash and cash equivalents and restricted cash, $464.1 million in marketable securities, $50.1 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after November 8, 2022.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS (“the Credit Line”) providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The Credit Line was subsequently increased from $50.0 million to $150.0 million. As of September 30, 2022, the total principal amount outstanding with accrued interest was $50.1 million. In November 2022, the Company has drawn $30.0 million from the $100.0 million available from the Credit Line.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
(in thousands)
Cash used in operating activities	$(350,374)	$(236,500)
Cash provided by (used in) investing activities	308,421	(284,697)
Cash provided by financing activities	14,467	567,673
Net increase in cash, cash equivalents and restricted cash	(27,486)	46,476
Cash, cash equivalents and restricted cash, beginning of period	84,614	48,855
Cash, cash equivalents and restricted cash, end of period	$57,128	$95,331

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2022 was $350.4 million. The net loss of $405.2 million includes $147.2 million in non-cash charges resulting from $12.8 million of depreciation and amortization, $4.0 million premium amortization and discount accretion on investment securities, $116.4 million of stock-based compensation expense, $10.0 million of non-cash lease expense, $0.9 million for amortization of debt discount and issuance cost, $0.1 million of non-cash benefits, $2.6 million of provision for credit losses, and $0.5 million for realized loss from sales of investments, offset by $0.1 million of inventory reserve adjustments. Operating assets had cash outflows of $129.8 million resulting from a $116.9 million increase in accounts receivable, a $13.4 million increase in inventory, a $0.2 million increase in other assets, offset by a $0.7 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $37.4 million resulting from a $35.4 million increase in other accrued liabilities, a $8.3 million increase in accounts payable, and a $1.3 million increase in accrued compensation offset by a $7.2 million decrease in lease liabilities and a $0.4 million decrease in deferred revenue.

Cash used in operating activities during the nine months ended September 30, 2021 was $236.5 million. The net loss of $331.2 million includes $144.6 million in non-cash charges resulting from $8.3 million of depreciation and amortization, $35.6 million expense of in-process research and development, $5.7 million premium amortization and discount accretion on investment securities, $84.8 million of stock-based compensation expense, $8.1 million of non-cash lease expense, $0.9 million for amortization of debt discount and issuance cost, $0.7 million of inventory reserve adjustments, $0.4 million of provision for credit losses, and $0.1 million of other non-cash charges. Operating assets had cash outflows of $41.7 million resulting from $32.2 million in increases in accounts receivable, $8.7 million in increases in inventory, and $0.8 million in increases in prepaid expenses and other current assets. Operating liabilities resulted in cash outflows of $8.2 million resulting from a $40.6 million decrease in deferred revenue and a $7.6 million decrease in lease liabilities offset by a $34.8 million increase in other accrued liabilities, $5.0 million increase in accrued compensation, and a $0.2 million increase in accounts payable.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 totaled $308.4 million, which was comprised of $214.7 million from proceeds from sale of investments, $216.5 million from proceeds of investments maturities, offset by $86.9 million in purchasing of new investments, and $35.9 million in acquisitions of property, plant and equipment.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022, totaled $14.5 million which was comprised of $6.0 million of proceeds from the exercise of stock options and $8.5 million from issuance of common stock under the employee stock purchase plan.

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

Contractual Obligations and Other Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, Credit Line (as defined below), Convertible Notes, commercial supply agreements and other agreements.

Credit Line

The short-term debt obligations consist of the $49.0 million principal amount drawn from the UBS Credit Line (the “Credit Line’) and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. In November 2022, we have drawn $30.0 million from the $100.0 million available from the Credit Line. Please refer to Note 10, Debt, for further details.

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

Inventory purchase and other contractual obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, testing, manufacturing, and other services for operational purposes. The contractual obligations also include the potential earnout payment from our IPR&D asset acquisition less the portion accrued on the Balance Sheet. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures. Please refer to Note 8, Commitments and Contingencies in the Notes to Unaudited Interim Condensed Consolidated Financial Statements for further details.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.5 million based on our $50.1 million gross debt outstanding on our Credit Line, including principal and accrued interest as of September 30, 2022. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $4.7 million annually in relation to amounts we would expect to earn, based on our short-term investments as of September 30, 2022.

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

Inflation Risk

As of the date of filing of this Quarterly Report, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also negatively affect demand for our product offerings. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2022, we have completed the implementation of a new Enterprise Resource Planning (“ERP”) software system. Accordingly, we have modified certain existing internal control processes relating to the implementation of the new ERP system. There have been no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

On November 4, 2022, the Company effected a strategic organizational update (the “Organizational Update”) to refocus resources in its core business areas that align with the Company’s long-term vision and strategic priorities. As part of the Organizational Update, the Company is reducing headcount by approximately 3.8% through a reduction in its workforce. Most of the reduction in force took place on November 4, 2022, with the remainder to be completed in January 2023. The Company estimates that it will incur expenses of approximately $4.7 million related to the Organizational Update, substantially all of which will be cash expenditures and vesting of equity awards for severance and other related costs through the first quarter of 2023. These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Organizational Update.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Lease Agreement dated September 24, 2015, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.					X
10.2	First Amendment to Lease Agreement dated January 26, 2016, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.					X
10.3	Second Amendment to Lease Agreement dated March 10, 2021, by and between NSTX, Inc. and KCP Parmer 3.2 Fee Owner, LLC.					X
10.4	Third Amendment to Lease Agreement dated December 29, 2021, by and between NSTX, Inc. and 13011 McCallen Pass, LLC.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

NATERA, INC.

Date: November 8, 2022	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)