Form 10-K
period 2022-12-31
Natera, Inc.
filed 2023-03-01
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(650) 980-9190

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NTRA	The Nasdaq Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ⌧

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

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.57 billion based on the last reported sale price of $35.44 per share as reported on the Nasdaq Global Select Market on June 30, 2022, the last trading day of the most recently completed second fiscal quarter.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of February 17, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 113,285,675.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2022. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

Natera, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding revenue, expenses and other operating results;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama and Horizon;
●	our ability to increase demand and reimbursement for our tests, particularly Panorama, Horizon, Signatera and Prospera;
●	our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
●
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities, expand our product offerings to include new tests, and expand adoption of our current and future technologies through Constellation, our cloud-based distribution model;
●	our efforts to successfully develop and commercialize our oncology and organ health products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies and to successfully operate our business in response to changes in such requirements, programs and policies;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;

●	our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of Panorama, Horizon and of any of our other current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027, or the Convertible Notes, in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results; and
●	anticipated trends and challenges in our business and the markets in which we operate.

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

SUMMARY OF RISK FACTORS

The below is a summary of principal risks to our business and risks associated with ownership of our stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	if we are unable to increase demand for our tests – in particular Panorama and Horizon, which together represent the majority of our revenues – obtain favorable coverage and reimbursement determinations from third-party payers, and expand geographically, our business will be harmed;
●	Panorama may not be adopted for broader use for the screening of microdeletions, or third-party payer reimbursement may not be available for this testing;
●	if we are not successful in our efforts to develop additional revenue opportunities and expand our product offerings to include new tests, including in oncology and organ health, our business and prospects, as well as our stock price, will be adversely affected;
●	we have incurred net losses since our inception, and anticipate that we will continue to incur losses for the foreseeable future;
●	we have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results;
●	our quarterly results may fluctuate from period to period, which could adversely impact the value of our common stock;
●	competition in our industry is intense, and if we are unable to complete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability;

●	our estimates of the total addressable markets for our current and potential product offerings may turn out to be inaccurate, or the markets for our tests may not grow as we expect;
●	we may be unable to obtain, maintain or expand third-party payer coverage of, and reimbursement for, our tests;
●	if we are not successful in our research and development or clinical development activities, including clinical trials and publication of compelling data, our ability to commercialize our products, and therefore our competitive position, will be adversely impacted;
●	our strategic or commercial partnerships, such as our agreements with BGI Genomics Co., Ltd., Foundation Medicine, Inc., and our pharmaceutical partners, may not be successful, and we may be unable to enter into additional partnerships in the future;
●	we operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights, and we may fail to adequately protect or enforce our intellectual property relating to our tests, or fail to defend against infringement claims brought against us by other parties;
●	we rely on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	we have experienced rapid growth, particularly in recent years, and may be unable to successfully scale our operations, which could harm our business and results of operations;
●	we may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources;
●	third-party payers, such as commercial health insurers and government insurance programs, may decide not to reimburse our existing or future products, may set the amounts of any reimbursements at prices that do not allow us to cover our expenses or may otherwise adopt policies and procedures that restrict or harm our business; and
●	difficult macroeconomic conditions may have an adverse effect on our business.

As used in this Annual Report on Form 10-K, the terms “Natera,” “Registrant,” “Company,” “we,” “us,” and “our” mean Natera, Inc. and its subsidiaries unless the context indicates otherwise.

PART I

Item 1.BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we are applying to change the management of disease worldwide. Our cell-free DNA, or cfDNA, technology combines our novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with our statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. We aim to make personalized genetic testing and diagnostics part of the standard of care to protect health and inform earlier and more targeted interventions that help lead to longer, healthier lives.

Our initial focus was in the women’s health space, in which we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. Our technology is now also being proven in the oncology market, in which we are commercializing, among others, a personalized blood-based DNA test to detect molecular residual disease, or MRD, and monitor for disease recurrence, as well as in the organ health market, with tests to assess organ transplant rejection. Since 2009, we have launched a comprehensive suite of products to improve patient care outcomes in women’s health, oncology and organ health. We intend to continue to enhance our existing products, expand our product portfolio and launch new products in the future. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories. We are committed to generating peer-reviewed clinical evidence for our tests, and have published over 75 publications in women’s health, 40 in oncology, and over 20 in organ health.

We launched Panorama, our non-invasive prenatal test, or NIPT, in 2013 and have since gone from being the fourth company to enter the NIPT market to being the market leader by volume in the United States. We launched our Horizon carrier screening test in 2012. Panorama and Horizon together represent a majority of our revenues. Our revenues were $820.2 million in 2022 compared to $625.5 million in 2021 and $391.0 million in 2020. Our product revenues, which are primarily generated from testing in women’s health, were $797.3 million, $580.1 million, and $377.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Our net losses increased to $547.8 million in 2022, from $471.7 million in 2021 and $229.7 million in 2020. We processed approximately 2.1 million tests in 2022, compared to approximately 1.6 million tests in 2021 and 1.0 million tests in 2020.

We are headquartered in Austin, Texas, and our laboratory facilities are located in Austin, Texas and San Carlos, California.

Our Solution

In women’s health, oncology and organ health, the use of blood-based tests offers significant advantages over older and more invasive methods, but the significant technological challenge is that such testing often requires the measurement of very small amounts of relevant genetic material – fetal DNA in reproductive health, tumor DNA in oncology, and donor DNA in transplant rejection – circulating within a much larger blood sample. Our approach combines proprietary molecular biology and computational techniques to measure genomic variations in tiny amounts of DNA, as small as a single cell; our core technology has, to date, been proven across these three diverse fields of women’s health, oncology and organ health.

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

Our molecular biology techniques are based on measuring thousands of SNPs simultaneously using massively multiplexed polymerase chain reaction, or mmPCR, to multiplex, or target, many thousands of regions of the genome simultaneously in a single test reaction. Our method avoids losing molecules, which can happen when samples are split into separate reaction tubes, so that all relevant variants can be detected. To make sense of the resulting deep and rich set of biological data and deliver a test result, we have developed computationally intensive algorithms that combine the data generated by mmPCR with our internal databases and the vast and growing sources of publicly available genomic information to build highly detailed models of the genomic regions of interest. Our technologies allow us to achieve a high signal-to-noise ratio when detecting fragments of DNA at frequencies as low as a single copy, which allows us to deliver tests with a high degree of specificity and sensitivity. Furthermore, our tests can be applied to assess a range of conditions and disease types, including common fetal aneuploidies, microdeletions, triploidy, and inherited genetic conditions that could be passed on from parent to child; a growing number of cancer types; and rejection of heart, lung, and kidney transplants.

We believe our approach represents a fundamental advance in molecular biology. In women’s health, this approach is distinct from the approach employed with other commercially available NIPTs, which use first-generation “quantitative”, or counting, methods to compare the relative number of sequence reads from a chromosome of interest to a reference chromosome. Based on data published in the journals Obstetrics & Gynecology, American Journal of Obstetrics & Gynecology, Prenatal Diagnosis, and others, we believe Panorama is the most accurate NIPT commercially available in the United States. In oncology, with our Signatera circulating tumor DNA, or ctDNA, test that is custom designed for, informed by and specific to, the tumor DNA for each patient, we have demonstrated the ability to detect ctDNA with a high degree of sensitivity and specificity. In organ health, we have demonstrated the ability of our technology to measure the fraction of cell-free DNA that is donor-derived, or dd-cfDNA, which is DNA that is shed from a transplanted organ into circulation, each demonstrating a high area under the curve, or AUC, in validation studies in each of heart, lung, and kidney.

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

Panorama

Panorama, our NIPT, helps physicians assess the risk of fetal genetic abnormalities by non-invasively screening for fetal chromosomal abnormalities, including Down syndrome, Edwards syndrome, Patau syndrome, Turner syndrome and triploidy, which often result in intellectual disability, severe organ abnormalities and miscarriage. Panorama can also identify fetal sex for single birth pregnancies as well as of each fetus in twin pregnancies. Panorama demonstrates the capabilities of our technology by employing our fundamentally unique approach of simultaneously measuring thousands of SNPs in a single test reaction to identify genetic variations in fetal DNA with a high degree of specificity and sensitivity, which we believe can give patients and their physicians a greater degree of comfort in choosing to forego unnecessary invasive procedures, limiting the resulting risk of spontaneous miscarriage associated with invasive procedures and lowering the total cost to the healthcare system of these procedures. Furthermore, with recent technological advances validated in our SNP-based Microdeletions and Aneuploidy RegisTry (SMART) study described below, Panorama leverages artificial intelligence to enable highly accurate results on samples for which a result would otherwise be difficult to determine. Panorama screens for common genetic conditions that affect both high-risk pregnancies, where maternal age is 35 years or older and which we estimate represent approximately 800,000 of the approximately 4.4 million pregnancies in the United States, and average-risk pregnancies, which we estimate represent approximately 3.6 million pregnancies in the United States.

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

The analytic and clinical validity of our technology demonstrated in NIPT has been described in more peer-reviewed publications covering more patients than our competitors. Based on data published in Prenatal Diagnosis, Fetal Diagnosis and Therapy, Obstetrics & Gynecology, and the American Journal of Obstetrics and Gynecology, Panorama demonstrated greater than 99% overall sensitivity for aneuploidies on chromosomes 13 and 21 and triploidy and 98.2% sensitivity on chromosome 18, and specificity of greater than 99% for each disorder tested – which we believe makes it overall the most accurate NIPT commercially available in the United States. A paper published in Obstetrics & Gynecology reported that Panorama had a statistically significant lower false positive rate than other NIPT methods practiced by our U.S. competitors. Based on data published in Obstetrics & Gynecology, Prenatal Diagnosis, and American Journal of Obstetrics & Gynecology, we have also demonstrated the ability to identify fetal sex more accurately than competing NIPTs. This is partially a result of Panorama’s unique ability to detect a vanishing twin, which is a known driver of fetal sex errors with quantitative methods used by our competitors. The American Journal of Obstetrics & Gynecology noted that the ability of Panorama to identify additional fetal haplotypes is expected to result in fewer false positive calls and prevent incorrect fetal sex calls. A study reporting on the use of Panorama in over 30,000 women, published in the American Journal of Obstetrics & Gynecology, supported the use of NIPT as a first-line screening test for aneuploidy.

Our Panorama microdeletions panel screens for five of the most common genetic diseases caused by microdeletions – 22q11.2 deletion syndrome (DiGeorge syndrome), 1p36 deletion, Angelman syndrome, Cri-du-chat syndrome and Prader-Willi syndrome. 22q11.2 deletion syndrome can also be screened as an individual add-on without the other four microdeletions on the panel. Microdeletions are missing sub-chromosomal pieces of DNA, and can have serious health implications depending on the location of the deletion. Unlike Down syndrome, where the risk increases with maternal age, the risk of these five microdeletions is independent of maternal age. Based on data published in Prenatal Diagnosis and American Journal of Obstetrics & Gynecology, the combined prevalence of these targeted microdeletions is approximately one in 1,000 pregnancies, which collectively makes them more common than Down syndrome for women approximately 28 years of age or younger. Diseases caused by microdeletions are often not detected via common screening techniques such as ultrasound or hormone-based screening, yet the presence of a microdeletion can critically impact postnatal treatment. For example, when learning prior to birth that a newborn has 22q11.2 deletion syndrome, doctors will know to monitor the infant and administer calcium if needed to avoid seizures and permanent cognitive impairment, and will know to avoid administering routine vaccinations due to the immunodeficiency frequently associated with this condition.

Panorama has demonstrated best-in-class performance in screening for microdeletions, achieving sensitivity of over 93% for all five of the microdeletions screened. In particular, the most common microdeletion – 22q11.2 deletion syndrome – was a focus of our SMART observational study, which evaluated the performance of SNP-based NIPT for 22q11.2 deletion syndrome by tracking birth outcomes in the general population among over 18,000 women who presented clinically and elected Panorama microdeletions and aneuploidy screening as part of their routine care. A key finding from the SMART study, published in American Journal of Obstetrics and Gynecology in January 2022, was a higher-than-expected prevalence of 22q11.2 deletion syndrome of one in 1,524 pregnancies in the study cohort. In that study, Panorama demonstrated sensitivity of 83%, clinical PPV of approximately 53%, and a false positive rate of 0.05% for 22q11.2 deletion syndrome using our updated artificial intelligence algorithm.

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

Horizon

Our Horizon carrier screening test helps individuals and couples determine if they are carriers of genetic variations that cause certain genetic conditions. Depending on the condition, if one or both parents are carriers, it could result in a child affected with the condition. Many people do not know they are a carrier for an inherited genetic condition until they have an affected child. These conditions are often rare and usually there is no family history, and although certain conditions are more common in certain ethnic groups, ethnicity may not be a reliable predictor of carrier status, as patients are increasingly of mixed or uncertain ethnicities. The industry’s approach to carrier screening has accordingly evolved over time, from screening targeting specific ethnicities with a higher incidence of screened conditions, to pan-ethnic screening for certain conditions based on incidence and clinical utility, and most recently to expanded screening for many conditions simultaneously.

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

Other women’s health products

While Panorama and Horizon represent a majority of our women’s health revenues, we offer a portfolio of tests addressing reproductive and women’s health. Our Vistara single-gene NIPT screens for 25 single-gene disorders that cause severe skeletal, cardiac and neurological conditions which affect quality of life, are often associated with cognitive disabilities and could benefit from medical and/or surgical intervention. The conditions screened by Vistara have a combined incidence of approximately 1 in 600, which is higher than that of Down syndrome as well as Cystic Fibrosis; however, these conditions may otherwise go undetected until after birth or into childhood as traditional NIPTs do not screen for these conditions, prenatal ultrasound findings are not a reliable indicator, and family history is not a good indicator of risk for these conditions, which are commonly caused by new, and not inherited, mutations. Screening for these conditions early in a pregnancy can facilitate early diagnosis, enable patients to be referred to MFMs and other specialists for targeted evaluations, to guide labor and delivery management, and to allow families to mobilize resources, ask questions and anticipate future needs. We have received a CE Mark for Vistara from the European Commission. In validation studies, Vistara demonstrated a combined analytical sensitivity and analytical specificity of greater than 99%.

Spectrum, our preimplantation genetic tests for couples undergoing IVF, can improve the chance of a successful pregnancy while reducing the chance of miscarriage or of having a child with a chromosomal condition, by helping to identify the healthiest embryos during an IVF cycle. In particular, aneuploidy is common in human embryos—particularly as women age—and is the primary cause of failed IVF. In a study published in April 2018, a retrospective analysis of pregnancy outcomes demonstrated that use of Spectrum during IVF led to increased rates of implantation, clinical pregnancy, and live births. Spectrum incorporates our proprietary technology to confirm parentage, determine the parental origin of the chromosomal abnormality, and further screen for uniparental disomy, in which two copies of a chromosome come from the same parent.

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

Our non-invasive prenatal paternity product allows a couple to safely establish paternity without waiting for the child to be born. Testing can be done as early as nine weeks of gestation using a blood draw from the pregnant mother and alleged father. Our internal data indicates that the accuracy of this test is greater than 99.99%. We have licensed this technology to a third party to perform the test in its clinical laboratory.

Oncology

In oncology, we have been initially focused on detecting molecular residual disease, which we refer to as MRD, and recurrence monitoring in solid tumors, where we have generated data in over a dozen different cancer types and have published data in, among others, colorectal, bladder, breast, and lung cancer, as well as multiple myeloma and other tumor types. Molecular residual disease is the presence of small traces of cancer in the blood, such as ctDNA or microscopic pieces of tumor DNA that are often undetectable with standard imaging techniques. If left untreated, residual cancer cells can multiply and cause recurrence. MRD testing and molecular monitoring offers the potential for physicians to change or escalate treatment in patients who are MRD-positive, and to de-escalate or avoid unnecessary treatment in patients who are MRD-negative. It also holds potential as a surrogate endpoint in clinical trials. Based on our internal estimates, we believe that the total addressable market in the United States for recurrence and treatment monitoring for solid tumor cancers is over $15 billion.

Signatera

Signatera is our personalized ctDNA blood test for MRD assessment and surveillance of disease recurrence in patients previously diagnosed with cancer. Each patient receives a custom assay that tracks the presence of 16 tumor-specific clonal mutations that are selected based on the unique mutational signature found in that patient’s tumor tissue, which is intended to maximize accuracy for detecting the presence or absence of residual disease in a blood sample, even at variant allele frequency, or VAF, of mutations as low as 0.01% in the blood. We believe this tumor-informed approach is optimal in the MRD setting, in which it is common for tumor DNA to be present only at low frequencies immediately after treatment. Unlike static liquid biopsy panels (also known as therapy selection or comprehensive genomic profiling, or CGP, which screen for a generic set of mutations independent of an individual’s tumor, Signatera is not intended to match patients with any particular therapy. Rather, it is intended to detect and assess how much cancer is left in the body (offering both a qualitative and quantitative measurement), detect recurrence earlier, and help optimize treatment decisions. Signatera can detect residual disease earlier than clinical or radiological recurrence in patients with solid tumors who have received treatment.

We launched Signatera in 2017 for research use only to cancer researchers and biopharmaceutical companies. Signatera was commercially launched in 2019 for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory. We have received a final Medicare local coverage determination, or LCD, for the use of Signatera in patients with certain forms of colorectal cancer. We have also received a final Medicare LCD for the use of Signatera in immunotherapy response monitoring for all tumor types in any patient for whom immunotherapy is indicated; this LCD is also foundational, creating a pathway for coverage of the use of Signatera in additional solid tumor types and indications, where it is clinically validated with peer-reviewed evidence and where the clinical utility is established. In 2022, we received a coverage expansion under this foundational LCD, for Signatera for muscle invasive bladder cancer. In February 2023, we received coverage for Signatera for adjuvant and recurrence monitoring in advanced breast cancer. In addition, Signatera has been granted Breakthrough Device Designations by the FDA covering its use in various applications.

Signatera has been shown in various clinical studies – including 40 peer-reviewed publications – to identify MRD significantly earlier than standard diagnostic tools, and that Signatera test status is a significant indicator of long-term patient outcomes after surgery and treatment, relative to other clinical and pathological factors. In particular, we have demonstrated in studies across multiple tumor types, including colon, breast, lung and bladder, that a positive Signatera test result, without further treatment, has predicted relapse with an overall PPV of over 98%. Furthermore, a study published in Clinical Cancer Research demonstrated the ability of Signatera to assess the rate of change in quantity over time, or velocity, of ctDNA in early-stage colorectal cancer patients, providing additional information that may be used to predict patient survival and outcomes, further stratify MRD-positive patients, and inform disease management. We are continuing to generate data, building evidence of the clinical validity and utility of the test across multiple cancer types and in collaboration with leading universities and cancer centers, NIH’s National Cancer Institute, or NCI, non-profit cancer research groups, and pharmaceutical companies.

Altera

We have also expanded our efforts in oncology into therapy selection, which based on our internal estimates represents an approximate $6.0 billion market opportunity. We have launched Altera, our tissue based comprehensive genomic profiling test that provides insight into genomic alterations and biomarkers found in a patient’s tumor, supporting treatment decisions and therapy selection by prioritizing potentially beneficial therapies based on the patient’s tumor biomarkers and cancer type. Altera can be ordered as a stand-alone test, as well as in conjunction with our Signatera MRD test to combine therapy selection with ongoing monitoring.

Empower

We offer Empower, our hereditary cancer test, to oncologists, in addition to physicians through our women’s health commercial channel. Because Empower screens for genetic mutations in genes that are associated with increased risk of certain hereditary cancers, information from the test can help determine if a patient who has been diagnosed with such a cancer is a carrier of a mutation associated with their cancer. This can inform surgical and therapeutic decisions, as well as provide an opportunity to notify family members who may be at similar risk for hereditary cancer.

Organ Health

Prospera

We began commercializing our first offering in organ health in 2020, with the launch of our Prospera Kidney test to assess active rejection in patients who have undergone kidney transplantation by measuring the fraction of dd-cfDNA in the recipient’s blood, which can spike relative to background cfDNA when the transplanted organ is injured due to immune rejection. In 2021 we launched our Prospera Heart and Prospera Lung tests, which use the same core technology to assess heart and lung transplants, respectively. The current tools for assessing organ transplant rejection are either invasive (biopsies) or inaccurate (serum creatinine for kidney transplants, for example), resulting in an unmet need for better diagnostic tools to monitor for allograft rejection and improve patient management and outcomes. Many patients are still subjected to unnecessary biopsies, while other patients remain undiagnosed in the case of subclinical rejection, which can increase the risk of graft failure. Our Prospera test is designed for use by physicians to help rule in or rule out active rejection when evaluating the need for diagnostic testing or the results of an invasive biopsy, and thereby potentially lowering the overall costs associated with transplant care and improving graft survival. We received a final Medicare LCD for Prospera Kidney in December 2019, covering all kidney transplant recipients, including those with multiple kidney transplants. Based on our internal estimates, we believe the total addressable market in the United States for tests such as ours that assess kidney, heart and lung transplant rejection is approximately $3.0 billion.

Our clinical validation study for Prospera Kidney, conducted in collaboration with the University of California, San Francisco, a recognized leader in transplantation care, and published in the Journal of Clinical Medicine, demonstrated 89% sensitivity in detecting active rejection, with specificity of 73%, based on a cutoff of 1% dd-cfDNA. The assay performed particularly well in detecting T-cell mediated rejection (TCMR) and subclinical rejection, both of which we believe are areas of unmet need. In our clinical validation study for Prospera Heart, published in the Journal of Heart and Lung Transplantation, the test exhibited an overall AUC of 0.86 for identifying acute rejection. Our Prospera Lung test also exhibited strong performance in our clinical validation study, published in Transplant Direct, distinguishing antibody mediated and acute cellular rejection from stable patients with an AUC of 0.91, as well as distinguishing organ injury – including acute rejection, chronic rejection and infection (which can be more challenging) – from stable patients with an AUC of 0.76.

Furthermore, our Prospera Kidney test has demonstrated excellent performance in an analytical validation study that included donor-recipient pairs that were related, such as parents or siblings. Related-donor cases are challenging because it is technically difficult to differentiate between DNA patterns of close relatives; however, we were able to achieve a high degree of accuracy by leveraging our experience with SNP-based methods in the reproductive health setting. This is promising for the estimated 52% of live kidney donations that are from a biological relative of the patient. Furthermore, we recently launched an update to Prospera Kidney to further improve test performance by reporting, in addition to the fraction of dd-cfDNA, the quantity of dd-cfDNA and total cfDNA; in a study published in the Journal of the American Society of Nephrology of 41 kidney transplant patients, incorporating these additional two metrics improved the sensitivity of the Prospera test from detecting 7/9 cases of active rejection to detecting 9/9 cases.

As with oncology, we are continuing to generate data in multiple clinical studies designed to demonstrate clinical utility and other benefits of our Prospera test, including for patients with multiple organ transplants.

Renasight

We offer Renasight, our kidney gene panel test to determine if there may be a genetic cause for an individual’s chronic kidney disease, or CKD, or increased hereditary risk for kidney disease due to family history. The test uses a blood or saliva sample to test over 380 genes associated with CKD, ranging from common inherited kidney disorders to more rare conditions. Results from our Renasight test may provide valuable information to help manage CKD in a patient, such as identifying the cause of the disease and helping to predict its progression, or informing more tailored interventions and treatments.

Constellation

Our Constellation software forms the core of our cloud-based distribution model. Through this model, we have been able to expand access to our molecular and bioinformatics capabilities worldwide, enabling laboratories, under a license from us, to run the molecular workflows themselves and then access our computation-intensive bioinformatics algorithms through Constellation, which runs in the cloud, to analyze the results. We currently have licensing contracts with various laboratories in the United States and internationally who are using our Constellation platform commercially in NIPT and in prenatal paternity testing, and we may expand this distribution model to other products in the future. We also leverage Constellation to perform our internal commercial laboratory activities and research and development of our products.

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

Commercial Capabilities

We have established a broad distribution channel, comprising our direct sales efforts and, for our women’s health and Signatera products, a worldwide network of over 100 laboratory and distribution partners. Our own direct sales force and managed care teams anchor our commercial engagement with physicians, laboratory partners, and payers, and sell directly to MFMs, OB/GYNs, physicians or physician practices, IVF centers, transplant centers, or integrated health systems. We strive to offer an excellent customer and patient experience through our field sales reps, medical science liaisons and medical affairs, and customer service and mobile phlebotomy offering.

Where possible, we aim to maximize sales opportunities by educating the physician practices on the benefits of combining complementary tests from our portfolio of products. For example, in women’s health, Panorama NIPT, our Panorama microdeletions panel, Vistara single-gene NIPT, and Horizon together can provide valuable information for pregnant women who have not had a carrier screen at the time they are ready to have an NIPT performed; these tests can all be run using one blood draw from the mother and can be ordered on one requisition form and with one shipment of the patient’s samples by the physician. Also, because of the importance and demand for screening for 22q11.2 deletion syndrome, we have made that feature available as part of our basic Panorama panel, or as part of a broader microdeletions panel. In the year ended December 31, 2022, approximately three-quarters of customers who ordered the basic Panorama panel directly from us also ordered screening for 22q11.2 deletion syndrome or the full microdeletions panel, and approximately one-third of customers who ordered Panorama directly from us also ordered Horizon carrier screening.

In addition to our sales force, we market to physicians through channels and media, such as clinical journals, educational webinars, at conferences and tradeshows, and e-mail and social media marketing campaigns. While we currently do not sell directly to patients, we do engage in brand awareness campaigns directed at patients to highlight our products. Our marketing and medical science liaison teams work extensively with key opinion leaders in the women’s health, oncology and organ health fields.

Our partners’ capabilities augment our direct sales capabilities, and where we have identified laboratory or distribution partners who share our focus on premium quality and service, we also contract with them to distribute our tests. In NIPT, we have partnered with leading academic and commercial laboratories and hospital systems in the United States given their relationships with MFMs and OB/GYNs, large distribution capabilities, and commercial infrastructure. These distribution partners also frequently have in-network contracts with key third-party payers. Outside of the United States, where our products are sold in over 80 countries, we currently sell predominantly through partner laboratories.

Enhanced User Experience

NateraCore is our suite of resources designed to enhance the patient and provider experience. Through this platform, we provide patient and provider educational materials, information about insurance coverage and test costs, test and phlebotomy, or blood draw, ordering capabilities, test results reporting, and next steps, in each case as applicable to a particular patient or test. These resources make available a completely remote testing option for patients, fulfilled through our online tools combined with a nationwide mobile phlebotomy network whereby a patient can request and schedule a phlebotomist visit at the patient’s home or office. This capability proved to be especially important during the COVID-19 pandemic, enabling continuity of care for all patients despite pandemic-related restrictions and shutdowns, and particularly for those who may be immunocompromised or immune-suppressed.

We have also created provider portals that enable physicians to easily complete various tasks online such as electronic ordering and tracking tests, managing patient consents and results, accessing billing and other documentation, connecting with genetic counselors and other support, and ordering supplies and educational materials. We also provide a service to integrate with our customers’ Electronic Medical Records, or EMR, systems to provide physicians a seamless experience of ordering tests and reviewing patient test results directly through their EMR systems.

We have an internal team of board-certified genetic counselors to support patients with pre- and post-test genetic information sessions, and physicians should they have any questions or require any support in interpreting the results.

In addition to our mobile phlebotomy service, we have a network of over 2,000 phlebotomy centers across the United States.

Competition

The markets in which we operate are characterized by innovation and rapid change, and we primarily face competition from various companies that develop and commercialize molecular diagnostic tests in women’s health, oncology, and organ transplant rejection.

Our competitors in the NIPT space include Sequenom, Inc., or Sequenom, which was acquired by Laboratory Corporation of America Holdings, or LabCorp; Illumina, through its subsidiary Verinata; Myriad Genetics, Inc., which acquired Counsyl, Inc.; Invitae Corp.; Quest Diagnostics Incorporated, or Quest; Premaitha Health PLC; BGI; Bio-Reference, a business unit of OPKO Health, Inc. and which acquired Ariosa, Inc.; NxGen; BillionToOne Inc.; PerkinElmer Inc.; and Ambry Genetics, a subsidiary of Konica Minolta. We also compete against companies providing carrier screening tests such as LabCorp; Myriad Genetics, Inc.; Invitae Corp.; BillionToOne Inc.; Quest; NxGen; Ambry Genetics; and GenPath Diagnostics, a business unit of Bio-Reference. Each of these companies offers comprehensive carrier screening panels.

In the field of ctDNA-based MRD assessment and recurrence surveillance, we compete with various companies that offer or seek to offer competing solutions, such as Roche Diagnostics, Guardant Health, Inc., Adaptive Biotechnologies, Personal Genome Diagnostics, Inc., a subsidiary of Labcorp, one of our primary competitors in both NIPT and carrier screening, Exact Sciences Corp., Inivata, Inc., a subsidiary of NeoGenomics, Inc., and ArcherDX, Inc., which has been acquired by Invitae Corp., one of our primary competitors in both NIPT and carrier screening.

In organ health, our competitors include CareDx, Inc. and Eurofins Viracor, Inc.

We expect additional competition as other established and emerging companies enter these markets, including through business combinations, and as new tests and technologies are introduced. These competitors could have greater technological, financial, reputational and market access resources than us. We believe the principal competitive factors in our molecular diagnostic testing markets include the following:

●	test performance, as demonstrated in clinical and analytical studies and clinical trials as well as in commercial experience;

●	comprehensiveness of coverage and ease of use, including user experience for both patients and providers;

●	value of product offerings, including pricing and impact on other healthcare spending;

●	scope and extent of reimbursement and payer coverage;

●	effectiveness of sales and marketing efforts;

●	breadth of distribution of products and partnership base;

●	reputation among patients and providers for development and introduction of new, innovative products;

●	operational execution, including test turn-around time and test failures;

●	key opinion leader support; and

●	brand awareness.

We believe that we compare favorably against our competitors based on various key differentiators, including in particular:

●	our core technology, which can be applied across a range conditions and disease types with a high degree of specificity and sensitivity;

●	our continued investment in generating scientific data through clinical trials and publication in peer-reviewed studies;

●	our strong commercial teams; and

●	our user experience, including ease of use for patients through offerings such as mobile phlebotomy and for physicians through ordering efficiencies and EMR integrations, and patient and provider educational materials.

Intellectual Property

Our success and ability to compete depend in part on securing and preserving enforceable patent, trade secret, trademark and other intellectual property rights; operating without having competitors infringe, misappropriate or otherwise circumvent these rights; operating without infringing the proprietary rights of others; and obtaining and maintaining licenses for technology development and/or product commercialization. As of December 31, 2022, we held over 150 issued U.S. and foreign patents, which expire between November 2026 and February 2044, and over 220 pending U.S. and foreign patent applications. Our patents and patent applications relate generally to molecular diagnostics, and more specifically to biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as cell free fetal DNA or circulating tumor DNA. We intend to seek patent protection as we develop new technologies and products in this area.

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

Reimbursement

We receive reimbursement for our tests from third-party payers, which includes commercial health insurers and government health benefits programs (such as Medicare and Medicaid). Laboratory tests, as with most other health care services, are classified for reimbursement purposes under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. There are CPT codes associated with the particular tests that we provide to the patient, including for aneuploidies and microdeletions in NIPT, and for expanded carrier screening tests. Once the American Medical Association, or AMA, establishes a CPT code, the Centers for Medicare & Medicaid Services, or CMS, establishes payment levels and coverage rules under Medicare, while state Medicaid programs and commercial health plans establish rates and coverage rules independently in accordance with applicable rules. As such, the reimbursement rates for our diagnostic tests vary by third-party payer. CMS has established a pricing benchmark of $802 for aneuploidy and microdeletions testing, and approximately $2,450 for expanded carrier screening testing.

The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program and new payment methodology to calculate the rates for tests listed under the CLFS that are reimbursable by Medicare Part B.  Under the new payment methodology, the Medicare Part B CLFS payment rate is derived from a volume-weighted median of private payer rates for tests. This requires an “applicable laboratory” to report to CMS the private payment rates and the volume of tests associated with each payment rate for a specific data reporting period.  We are required under PAMA to report to CMS the private payment rates and the volume of tests which are covered under Medicare Part B.  PAMA authorizes CMS to impose civil monetary penalties of up to $10,000 per day for each failure to report or each misrepresentation or omission in reporting of required information.

We currently submit for reimbursement using CPT codes based on the guidance of coding experts and outside legal counsel. There is a risk that these codes may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed to a specific CPT code or an incorrect diagnosis code. We do not currently have a specific CPT code assigned for all of our tests, and there is a risk that we may not be able to obtain specific codes for such tests, or if obtained, we may not be able to negotiate favorable rates for one or more of these codes. In particular, while we have obtained a CPT code for microdeletions and CMS has set a price for microdeletions testing, we have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, because third-party payers are declining to reimburse under the code or reimbursing at a low rate. The reimbursement rates for our broader Horizon screening panel have also declined as a result of the CPT code becoming effective in 2019, as carrier screening tests that had previously been reimbursed on a per-condition basis may be reimbursed as a combined single panel instead of as multiple individual tests.

We continue to believe that growing recognition from professional societies of the importance of microdeletions testing, combined with the performance of our microdeletions test and additional validation data from our SMART study on the sensitivity and specificity of our tests, will help drive broader reimbursement in the future.

Reimbursement by third-party payers may depend on a number of factors, including the payer’s determination that tests using our technologies are: not experimental or investigational; medically necessary; demonstrated to lead to improved patient outcomes; appropriate for the specific patient; cost-saving or cost-effective; supported by peer-reviewed medical journals; and included in clinical guidelines. In making coverage determinations, third-party payers often rely on clinical guidelines issued by professional societies. NIPT has received positive coverage determinations for high-risk pregnancies and in such instances are reimbursed by most commercial health insurers, including United Healthcare, Aetna, Elevance Health (previously known as Anthem), Humana, Cigna and others. In recent years the reimbursement by third-party payers for use of NIPT for average-risk pregnancies has improved, as most professional societies now generally acknowledge that NIPT is the most sensitive screening option for, and/or are generally supportive of the use of NIPT in, average-risk pregnancies and high-risk pregnancies. Most commercial health insurers, as well as an increasing number of state Medicaid programs, have a positive coverage determination for NIPT for average-risk pregnancies.

As of December 31, 2022, we and our laboratory distribution partners had in-network contracts with health plans that accounted for over 231 million covered lives in the United States. Our target markets for each of women’s health, oncology and organ health represent a smaller subset of these covered lives, because our markets exclude certain populations who would not be users of our tests (for example, our target market for NIPT excludes men, children and post-menopausal women).

Government Regulations

Our business is subject to and impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and internationally. Some of these laws and regulations are particular to our laboratory business while others relate to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions). We also are subject to inspections, audits and other inquiries by certain federal and state governmental agencies. Set forth below are highlights of certain key regulatory frameworks applicable to our business.

FDA

In the United States, medical devices are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device development, testing, labeling, storage, premarket clearance, de novo classification or premarket approval, post-market requirements, labeling, advertising and promotion and product sales and distribution. Unless subject to an exemption, to be commercially distributed in the United States, medical devices must receive from the FDA prior to marketing, clearance of a 510(k) premarket notification submission , grant of a request for de novo classification,  or approval of an application for premarket approval, or PMA.

An in vitro diagnostic product, or IVD, is a type of medical device that is intended for use in the diagnosis of diseases or conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae.  IVDs comprise reagents, instruments, and systems intended for use in the collection, preparation and examination of specimens from the human body. IVDs can be used to detect the presence of certain chemicals, genetic information or other biomarkers related to health or disease. IVDs include tests for disease prediction, prognosis, diagnosis, and screening (e.g., carrier screening).  A subset of IVDs are known as analyte specific reagents, or ASRs. An ASR is a single reagent (e.g., antibody, specific receptor protein, ligand, nucleic acid sequence) that, through specific binding or chemical reaction with substances in a specimen, is intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. Most ASRs are exempt from the premarket review processes but must comply with general controls, as described below, including applicable provisions of the quality system regulation, or QSR.

The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the fewest regulatory controls. Many Class I devices are exempt from FDA premarket review requirements. Class II devices, including some software products to the extent that they qualify as a device, are deemed to be moderate risk, and generally require 510(k) clearance. Class III devices are generally the highest risk devices and are subject to the highest level of regulatory control to provide reasonable assurance of the device's safety and effectiveness. Class III devices typically require a PMA by the FDA before they are marketed. A clinical trial is almost always required to support a PMA application and is sometimes required for 510(k) clearance. All clinical studies of investigational devices must be conducted in compliance with any applicable FDA and Institutional Review Board requirements. Devices that are exempt from FDA premarket review requirements must nonetheless comply with post-market general controls as described below, unless the FDA has chosen otherwise. Class III devices also include low or moderate risk for which a predicate device cannot be identified, as discussed below.

510(k) clearance pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA's satisfaction that the proposed device is substantially equivalent to a legally marketed predicate device, which can be either a previously 510(k)-cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not called for submission of a PMA application. The FDA's 510(k) clearance pathway usually takes from three to 12 months from submission, but it can take longer, particularly for a novel type of product.

PMA pathway. The PMA pathway requires valid scientific evidence demonstrating to the FDA's satisfaction  the safety and effectiveness of the device for its intended use. The PMA pathway is costly, lengthy, and uncertain. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. As part of its PMA review process, the FDA will typically inspect the manufacturer's facilities for compliance with QSR requirements, which impose extensive testing, control, documentation, and other quality assurance procedures. The PMA review process typically takes one to three years from submission but can take longer.

De novo pathway. If no predicate device can be identified, a device is automatically classified as Class III, requiring a PMA application. However, the FDA on its own initiative or at the request of a manufacturer can reclassify as low- or moderate-risk device for which there is no predicate through the de novo classification process.. If the device is reclassified as Class II, the FDA will identify “special controls” that the manufacturer must implement, which may include labeling, performance standards or other requirements. Subsequent applicants can rely upon the de novo product as a predicate when submitting a 510(k) premarket notification, unless FDA exempts subsequent devices from the need for a 510(k). The de novo route is intended to be less burdensome than the PMA process. In October 2021, the FDA issued final regulations codifying FDA’s expectations for de novo requests, which went into effect in January 2022.  In October 2021, FDA also issued updated and final guidance on the de novo request and classification process, for the purpose of providing clarity and transparency regarding the de novo classification process. The de novo route has historically been used for many IVD products.

Post-market general controls. After a device, including a device exempt from FDA premarket review, is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, registration and listing, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report to the FDA corrective actions made to products in the field, or removal of products once in the field if such actions were initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act that presents a risk to health).

The FDA enforces compliance with its requirements through inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of actions, ranging from issuing a Form 483 Notice of Inspectional Observations or sending an untitled or public warning letter to enforcement actions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance, de novo classification, or PMA approval of new products; withdrawing PMAs already granted; and criminal prosecution. For additional information, see “Risk Factors—Reimbursement and Regulatory Risks Related to Our Business.”

Research use only. Research use only, or RUO, products are exempt from FDA medical device requirements provided their manufacturers comply with specified labeling and restrictions on distribution and promotion. The products must bear the statement: “For Research Use Only. Not for Use in Diagnostic Procedures.” Manufacturers of RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and RUO products cannot be intended by the manufacturer for clinical diagnostic use. An RUO product promoted for diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and the manufacturer of such product could be subject to FDA enforcement activities. Our LDTs use instruments and reagents labeled as RUO.

Laboratory-developed tests. The FDA considers LDTs to be tests that are designed, developed, validated and used within a single laboratory. The FDA historically has taken the position that it has the authority to regulate such tests as medical devices under the FDC Act but has for the most part exercised enforcement discretion and has not required clearance, de novo classification, or approval of LDTs prior to marketing.

In August 2020, the Department of Health and Human Services, or HHS, announced that FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, and rescinded FDA guidance documents and other informal statements concerning premarket review of LDTs. The HHS announcement did not define the term LDT. In an accompanying FAQ document, HHS stated that, while LDTs are not subject to premarket review, FDA may still regulate LDTs under the Public Health Service Act. In November 2021, HHS withdrew its 2020 LDT policy, which allowed FDA to resume its historical approach to LDT oversight. FDA thereafter began requiring submission of emergency use authorization, or EUA, requests, for COVID-19 LDTs. FDA has indicated that it may seek to increase its regulation of LDTs.

In June 2021, Congress introduced legislation called the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests, or IVCTs, a category that would have included IVDs, LDTs, collection devices, and instruments used with such tests. This legislation was not enacted during that session of Congress but could be introduced again in the future.

In 2016, the 21st Century Cures Act, or the Cures Act, among other things, amended the medical device definition in the FDC Act to exclude certain software from FDA regulation, including clinical decision support, or CDS, software that meets certain criteria. Based on an FDA guidance document issued on September 28, 2022, the CDS exemption may not apply to Constellation. The final guidance interpreted the Cures Act more narrowly than did the draft guidance, which was issued on September 27, 2019. It is unclear how FDA will apply the guidance document to currently marketed software and to software that may be developed in the future.  It is also unclear whether FDA will apply the final guidance to CDS software that is used by clinical laboratories as part of an LDT, since LDTs have historically been subject to FDA enforcement discretion.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a clinical laboratory, we are required to hold certain federal and state licenses, certifications or permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments of 1988, or CLIA, establishing more rigorous quality standards for all commercial laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the assessment of the health or impairment of human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facility, administration, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many commercial third-party payers, for laboratory testing services.

Our laboratories located in Austin, Texas and in San Carlos, California are CLIA certified, and must comply with all applicable CLIA regulations and standards. If a clinical laboratory is found to be out of compliance with CLIA standards, CMS may impose sanctions; suspend, limit or revoke the laboratory’s CLIA certificate (and prohibit the owner, operator or laboratory director from owning, operating, or directing a laboratory for two or more years following license revocation); subject the laboratory to a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties; or suspension or exclusion from the Medicare and Medicaid programs.

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

California Laboratory Licensing

In addition to federal certification requirements for laboratories under CLIA, we are required under California law to maintain a California state license for both our San Carlos, California and Austin, Texas clinical laboratories, and to comply with California state laboratory laws and regulations, because our San Carlos facility is located in, and both facilities test specimens originating from, California. Similar to the federal CLIA regulations, the California state laboratory laws and regulations establish standards for the operation of a clinical laboratory and performance of test services, including the education and experience requirements of the laboratory director and personnel (including requirements for documentation of competency), equipment validations, and quality management practices. All testing personnel must maintain a California state license or be supervised by licensed personnel, and our laboratory director must maintain an additional license issued by the California Department of Public Health, or CDPH.

Clinical laboratories are subject to both routine and complaint-initiated on-site inspections by the state. If a clinical laboratory is found to be out of compliance with California laboratory standards, the CDPH, may suspend, restrict or revoke the California state laboratory license to operate the clinical laboratory (and exclude persons or entities from owning, operating, or directing a laboratory for two years following license revocation), assess civil money penalties, and/or impose specific corrective action plans, among other sanctions. Clinical laboratories must also provide notice to CDPH of any changes in the ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA certificate. Any revocation of a CLIA certificate or exclusion from participation in Medicare or Medicaid programs may also result in suspension of the California state laboratory license.

New York Laboratory Licensing

Because we test specimens in both our Austin, Texas and San Carlos, California laboratories originating from, and return test results to, New York State, both of our laboratories are required to obtain a New York state laboratory permit and comply with New York state laboratory laws and regulations. We maintain a valid permit in the State of New York for the respective molecular genetic testing services furnished by each of our Austin and San Carlos laboratories. The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements of a laboratory director and personnel, physical requirements of a laboratory facility, equipment validations, and quality management practices. The laboratory director(s) must maintain a Certificate of Qualification issued by the New York State Department of Health, or DOH, in the permitted test categories.

Our clinical laboratories are subject to proficiency testing and on-site survey inspections conducted by the Clinical Laboratory Evaluation Program, or CLEP, under the DOH. If a laboratory is found to be out of compliance with New York’s CLEP standards, the DOH, may suspend, limit, revoke or annul the New York laboratory permit, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator, owners and/or laboratory director being found guilty of a misdemeanor under New York law. Clinical laboratories must also provide notice to CLEP of any changes in ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA certificate. Any revocation of a CLIA certificate or exclusion from participation in the Medicare or Medicaid programs may result in suspension of the New York laboratory permit.

The DOH also must approve each LDT before the test is offered to patients located in New York. Each of our Austin and San Carlos clinical laboratories has received approval from New York’s CLEP to offer our tests that are performed in those locations.

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

State Genetic Testing Laws

Many states have implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results. Under some state laws, we are prohibited from conducting genetic tests without appropriate documentation of patient (or parental/guardian) consent from the physician ordering the test. As discussed in more detail in “Risk Factors—Reimbursement and Regulatory Risks Related to our Business—If the validity of an informed consent from a patient intake for Panorama or our other tests is challenged, we could be precluded from billing for such testing, forced to stop performing such tests, or required to repay amounts previously received, which would adversely affect our business and financial results,” while we rely on physicians to obtain the required patient consent to perform genetic testing, the regulatory burden may be deemed to be our responsibility and such consents, or our compliance with applicable laws and regulations, could be challenged. Requirements of these laws and penalties for violations vary widely from state to state.

HIPAA and Other Privacy Laws

The privacy and security regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, establish uniform standards governing the conduct of certain electronic healthcare transactions and require certain entities, called covered entities, to comply with standards that include the privacy and security of protected health information, or PHI. HIPAA further requires business associates of covered entities—independent contractors or agents of covered entities that have access to PHI in connection with providing a service to or on behalf of a covered entity—to enter into business associate agreements with the covered entity and to safeguard the covered entity’s PHI against improper use and disclosure. In addition, certain of HIPAA’s privacy and security standards are directly applicable to business associates.

As a covered entity and as a business associate of other covered entities (with whom we have therefore entered into business associate agreements), we have certain obligations regarding the use and disclosure of any PHI that may be provided to us, and we could incur significant liability if we or our business associates fail to meet such obligations. Among other things, HITECH imposes civil and criminal penalties against covered entities and business associates for noncompliance with privacy and security requirements, which may include fines up to $250,000 per violation and/or imprisonment, and authorizes states’ attorneys general to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. While HIPAA does not create a private right of action allowing individuals to file suit in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of health care providers, such as us, and their business associates for compliance with the HIPAA privacy and security standards. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

As noted above, we are required to comply with HIPAA standards promulgated by the U.S. Department of Health and Human Services, or HHS. First, we must comply with HIPAA’s standards for electronic transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures. We must also comply with the standards for the privacy of individually identifiable health information, which limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. Additionally, we must comply with HIPAA’s security standards, which require us to ensure the confidentiality, integrity and availability of all electronic PHI that we create, receive, maintain or transmit, to protect against reasonably anticipated threats or hazards to the security of such information, and to protect such information from unauthorized use or disclosure.

Various U.S. states have implemented similar restrictive requirements regulating the use and disclosure of health information and other personal information that are not necessarily preempted by HIPAA or that regulate different information than HIPAA. For example, in 2020 California enacted the California Consumer Privacy Act, which creates numerous new privacy requirements, such as greater notice and transparency obligations and consumer rights relating to the access to, deletion of, and sharing of personal information collected by certain businesses and their service providers. Also, the California Confidentiality of Medical Information Act, which protects the confidentiality of individually identifiable medical information obtained by health care providers and their contractors, is much broader than HIPAA and the data protected is also broader than HIPAA.  In addition, Massachusetts law requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. State privacy laws continue to evolve, and several new state privacy laws that may affect us became, or are expected to become, effective in 2023. For example, this includes updates to the California Consumer Privacy Act (effective as of January 1, 2023), the Colorado Privacy Act (effective July 1, 2023), the Virginia Consumer Data Protection Act (effective as of January 1, 2023), the Utah Privacy Act (effective December 31, 2023), and the Connecticut Data Privacy Act (effective July 1, 2023).

There are also comprehensive foreign privacy and security laws and regulations that impose robust requirements on the processing of personal information, including health information. In particular, the EU’s General Data Protection Regulation, or GDPR, became effective in 2018. The GDPR applies not only to organizations within the EU, but also applies to organizations outside of the EU, such as Natera, that offer goods or services to EU data subjects or that process personal data of EU data subjects. The GDPR specifies higher potential liabilities for certain data protection violations, and we anticipate that it will result in a greater compliance burden for us as we conduct our business, particularly through our Constellation cloud-based distribution model, in the European Union. Fines for non-compliance can range from the greater of 2% of annual global revenues or €10 million, up to the greater of 4% of annual global revenues or €20 million.

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

Healthcare Fraud and Abuse Laws

Federal and state governmental authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals for items or services billable to governmental health care programs. Law enforcement authorities, courts and Congress have demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between healthcare providers and actual or potential referral sources. The penalties for violations under these laws can be both civil and criminal in nature.  The Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 provides for an annual, automatic adjustment of civil monetary penalties authorized under the Social Security Act to account for inflation, which are published in the Federal Register annually.

The federal Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal healthcare program. Generally, courts have taken a broad interpretation of the scope of the federal Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to ten years and/or criminal or civil fines of up to $104,330 and exclusion from participation in federal healthcare programs. Claims submitted in violation of the federal Anti-Kickback Statute may not be paid by a federal health care program, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Although the federal Anti-Kickback Statute applies only to federal healthcare programs, a most U.S. states have passed laws substantially similar to the federal Anti-Kickback Statute pursuant to which similar types of prohibitions are made applicable to all commercial health plans or any health care services, depending on the state. Conduct which violates the federal Anti-Kickback Statute or similar laws also triggers liability under the Federal False Claims Act, which prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the U.S. Government and can result in additional penalties and fines.

The HHS Office of Inspector General, or OIG, has issued Special Fraud Alerts on arrangements for the provision of clinical laboratory services and relationships between, among others, laboratories and referral sources. The Special Fraud Alerts set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the federal fraud and abuse laws, including the federal Anti-Kickback Statute. The OIG emphasized in the Special Fraud Alerts that when one purpose of such arrangements is to induce referrals of government program-reimbursed laboratory testing, both the clinical laboratory and the healthcare provider (e.g., physician) may be liable under the federal Anti-Kickback Statute, and may be subject to civil and/or criminal prosecution and exclusion from participation in any federal healthcare programs, such as the Medicare and Medicaid programs.

Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory “safe harbors” for certain payment arrangements which are not considered improper remuneration under the federal Anti-Kickback Statute if one can demonstrate compliance with each element of the safe harbor. Although full compliance with these safe harbors ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the payment is per se illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

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

The federal Civil Monetary Penalty statute pertaining to health care fraud and abuse prohibits, among other things, the offer or payment of remuneration to a Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier; contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program; and knowingly making or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal health care program. A violation of the federal Civil Monetary Penalty statute may result in maximum civil fines up to $112,131 plus treble damages and exclusion from participation in any federal health care program.

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

Because each of our laboratories holds a New York CLEP permit, we must comply with New York state laboratory statutes and regulations, which include anti-kickback provisions, Public Health Law Section 587, and Medicaid anti-kickback provisions, 18 NYCRR Section 515.2, related to laboratory services. The New York DOH may suspend, limit, revoke or annul the New York laboratory permit or otherwise discipline the permit holder for a violation.

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

Because qui tam complaints are initially filed under seal in federal court, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the private party plaintiff succeeds in obtaining redress without the government’s involvement, then the private party plaintiff will receive a percentage of any recovery and penalty imposed. Violation of the federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $25,076 per false claim or statement, imprisonment or both, reimbursement of the whistleblower’s attorneys’ fees, and possible exclusion from any federal health care programs. The penalties will continue to be adjusted, increasing each year to reflect changes in the inflation rate, pursuant to the 2015 Bipartisan Budget Act.

In 2018, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was passed as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (referred to as the SUPPORT Act). Similar to the federal Anti-Kickback Statute, EKRA creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback Statute, EKRA is not limited to government health care benefit programs, so the prohibitions extend to services covered by commercial health plans. Additionally, most of the safe harbors available under the federal Anti-Kickback Statute are not reiterated under EKRA, and certain EKRA safe harbors conflict with the safe harbors available under the federal Anti-Kickback Statute. Therefore, on its face, compliance with a federal Anti-Kickback safe harbor may not guarantee protection under EKRA. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. Violation of EKRA carries potential penalties of up to $200,000 in fines and imprisonment of up to ten years for each occurrence, and potential exclusion from participation in any federal health care program. Because EKRA is a relatively new law, there is very little additional guidance to indicate how and to what extent it will be interpreted, applied and enforced by the government. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by a federal agency concerning EKRA. The only case law issued to date involves decisions interpreting the EKRA as it applies to compensation of laboratory sales personnel hired as independent contractors, and the courts differ on interpretation and application of the law. We cannot assure you that our relationships with physicians, hospitals, customers, or sales personnel will not be subject to scrutiny or will survive a challenge under EKRA. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.

We are also subject to the Physician Self-Referral law, commonly known as the Stark Law, which prohibits, with certain exceptions, an ownership or financial arrangement with a physician (or physician’s immediate family member) in exchange for the referral of designated health services, including clinical laboratory services, or presenting or causing to be presented claims to Medicare and Medicaid for such services referred by the physician. The Stark law is a strict liability statute, which means proof of specific intent to violate the law is not required. Any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law may be subject to civil monetary penalties of up to $27,750 per claim submission, an assessment of up to three times the amount claimed, and exclusion from participation in any federal health care program. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $185,009 for each such arrangement or scheme. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Actions which violate the Stark Law may be bootstrapped to involve liability under the federal False Claims Act.

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

Human Capital Management

As of December 31, 2022, our global workforce comprised 3,018 employees, of whom 2,958 were full time employees, representing an increase of approximately 10.7% during 2022. We also engage consultants and temporary employees. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.

Our global voluntary turnover rate for 2022 was approximately 18.4%. Based on self-identification data, women comprised approximately 62.7% of our global workforce in 2022, and over 65% of global new hires were women; and approximately 0.1% self-identified as transgender female, 0.2% as transgender male, and 0.9% as non-binary/non-conforming. Also based on self-identification data, minorities comprised over 40% of our U.S. workforce.

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

We operate in an industry in which competition for highly qualified personnel is intense. In addition to our compensation programs, we are highly focused on talent acquisition, retention and development. We periodically conduct employee engagement surveys, the results of which inform internal company and management goals to help ensure impactful and meaningful actions in response to feedback received. Our annual employee evaluation process helps us to support developing employees as well as identify and cultivate high performers, and we have various initiatives underway to further develop leaders and managers. In 2022, Natera was certified by Great Place to Work® for the second year in a row.

Embracing diversity is one of our company core values, as we believe that a broad range of perspectives and experiences is necessary to drive innovation and leadership. To this end, it is important to us to create an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. We have two employee resource groups, or ERGs, committed to furthering our efforts in this area. Women of Natera and our Diversity & Inclusion Group both serve as resources to the organization in fostering a culture of inclusion and diversity by providing a platform of networking, ongoing learning and exchange to support professional development and promote workplace equality and diversity. We are working towards a 2025 Environmental, Social and Governance goal of all managers complete annual diversity training.

Sustainability

We recognize that in our work to improve the state of disease globally, it is important to develop and maintain a strong ethos of sustainability, responsibility, and stewardship with respect to environmental matters. We have policies and programs in place to comply with the requirements set forth in applicable local, state, and federal environmental policies, laws and regulations parameters set forth in such applicable policies, laws and regulations in the course of conducting our operations. However, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance. Climate change may impact our business by increasing operating costs due to additional regulatory requirements, physical risks to our facilities, energy limitations, and disruptions to our supply chain. We consider such potential risks in our business continuity planning, including reviewing investment opportunities in renewable energy, and reducing energy and water consumption, greenhouse gas emissions, and waste production.

As part of our sustainability and environmental, social, and governance (ESG) program, we have an executive steering committee responsible for overseeing sustainability projects to reduce the environmental impact of our laboratory operations, our corporate offices, and our supply chain. Our environmental sustainability program addresses, among others, emissions reduction; water and energy conservation; sustainability in supply chain management; waste reduction; employee engagement; and sustainable building design and operations. In particular, we have established Scope 1, 2 and 3 intensity reduction targets as part of our broader climate action plan as outlined in our 2025 Environmental, Social and Governance goals. Additional information can be found in our annual ESG Report located on our website at www.natera.com/esg. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K or any other report we file with or finish to the SEC, and you should not consider any information on, or accessible through, our website as part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

CPT – Current Procedure Terminology; codes used by doctors and health care professionals for identifying medical services and procedures.

ctDNA – circulating tumor DNA; tumor DNA circulating in a blood sample.

CS test – carrier screening test.

dd-cfDNA – donor-derived cell-free DNA; DNA that is shed into the blood of a transplant recipient from a transplanted organ undergoing rejection.

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

MFM – maternal fetal medicine; an MFM physician specialist is an obstetrician who has completed a medical education specialty in high-risk pregnancy.

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

OB/GYN – obstetrician-gynecologist; a doctor who specializes in women’s health.

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

Risks Related to Our Business and Industry

If we are unable to successfully grow revenues for our products or services, and if our efforts to further increase the use and adoption of our products or to develop new products and services in the future do not succeed, our business will be harmed.

Our ability to successfully grow revenues for our products and services is uncertain and subject to many risks, as further described in these Risk Factors. In particular, the majority of our revenues are derived from sales of our Panorama NIPT and our Horizon carrier screening, or HCS, test, and we expect this to continue to be the case. As such, any adverse impact we experience with respect to our tests, and in particular with respect to either Panorama or Horizon, could result in an impact to our overall revenues, or a component of such overall revenues. For example, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall blended average selling price.

Continued and additional market demand for our tests, and reimbursement for our tests, particularly for NIPT for the average-risk population and for microdeletions, are key elements to our future success. The market demand for NIPTs, carrier screening tests and our other tests continue to evolve. We cannot guarantee that physicians will recommend and order our tests, and our laboratory distribution partners and licensees may not actively or effectively market our tests. Our ability to increase sales and establish significant levels of adoption and reimbursement for our tests is uncertain, and it may be challenging for us to achieve profitability for many reasons, including, among others:

•

the market for our tests may not grow as we expect; in particular, NIPTs may not gain acceptance for use as a screen for microdeletions, which would limit the market for Panorama, and we may fail to compete successfully in this market, whatever its size;

•

if we are unable to demonstrate that our tests are superior to competing tests, laboratories, clinics, clinicians, physicians, payers and patients may not adopt the use of our tests on a broad basis, and may not be willing to pay the price premium over competing tests that we have, to date, been able to achieve;

•

third-party payers, such as commercial insurance companies and government insurance programs, may decide not to reimburse for our tests, such as for the screening of microdeletions, may set the amounts of any reimbursements at prices that do not allow us to cover our expenses, or may otherwise adopt regulations, programs, policies or procedures that restrict or harm our business; for example, with respect to Panorama, many third-party payers currently have negative coverage determinations or otherwise do not reimburse for microdeletions screening and we expect low reimbursement rates for microdeletions screening to continue, at least in the near term; also, most state Medicaid programs currently either reimburse at low rates or do not reimburse for our tests;

•

third-party payers have increasingly required that prior authorization be obtained prior to conducting genetic testing as a condition to reimbursing for it, which has reduced and/or delayed the reimbursement amounts we receive for our tests and impacted our results of operations;

•

the results of our SMART Study evaluating the performance of Panorama may fail to convince laboratories, clinics, clinicians, physicians or patients of the benefits of utilizing Panorama for microdeletions and may not increase reimbursement for Panorama;

•

the results of our clinical trials and any additional clinical and economic utility data that we may develop, present and publish in the future, or that comes from the commercial use of our tests, may be inconsistent with our existing data and may raise questions about the performance of our tests, or may fail to convince laboratories, clinics, clinicians, physicians, payers or patients of the value of our tests;

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
•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell our tests, including requiring FDA clearance or approval for the sale of our tests, or of the sequencers, reagents, kits and other consumable products that we purchase from third parties in order to perform our testing;

•

our laboratory partners may choose to develop their own tests that are competitive with ours or offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market our tests; and competitors may develop and commercialize more effective and/or less expensive tests that deliver comparable results to our tests;

•

we may fail to adequately protect or enforce our intellectual property relating to our tests, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as certain of our competitors have claimed in lawsuits filed against us, as discussed further in “Note 8—Commitments and Contingencies—

Legal Proceedings” in the Notes to Consolidated Financial Statements; if we are required to pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running our tests, we may experience increased costs in running our tests, and we may be unable to pass such costs on to our customers;

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of our current tests that are necessary for such tests to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our continuously expanding portfolio of products and programs, in particular our efforts and focus on developing our oncology and organ health products;

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

If we are not able to increase adoption of and grow revenues for our products or services, our business, operating results and financial condition will be harmed.

We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through private placements of preferred stock, convertible debt and other debt instruments, our initial public offering, and our registered public equity offerings. Our net loss for the years ended December 31, 2022, 2021 and 2020 was $547.8 million, $471.7 million, and $229.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1.9 billion. Such losses may continue to increase in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, Panorama, Horizon, Signatera, Prospera, and our other products, improve these products, and research and develop and commercialize new products.

In addition, the rate of growth in our revenues has fluctuated in the past, and may continue to do so in future periods. In particular, such rate of growth may be negative, flat, or may grow more slowly than we expect, including if the rate of growth of our test volumes slows. A significant element of our business strategy is to maintain increased in-network coverage with third-party payers; however, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for microdeletions screening. Therefore, being in-network with third-party payers has in the past had, and may in the future have, an adverse impact on our revenues and gross margins, especially if we are unable to increase the adoption of, and obtain favorable coverage determinations for reimbursement for, our products. Furthermore, a CPT code for microdeletions went into effect beginning in January 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and our microdeletions reimbursement may continue to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues. In addition, a CPT code for expanded carrier screening went into effect beginning in January 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel, for which we previously primarily received reimbursement on a per condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

As further discussed in the risk factor entitled “—We may not be successful in commercializing our cloud-based distribution model,” our results of operations may be adversely affected if we do not sell a sufficient volume of tests under our cloud-based distribution model to offset the lower revenues per test performed under that model. Our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have also encountered and will continue to encounter risks and uncertainties frequently experienced by rapidly growing companies in the life sciences and technology industry, such as those described in this report. If our assumptions regarding these risks and uncertainties are incorrect or these risks and uncertainties change, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations, and our business may suffer.

Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations.

Our success will depend in part on our ability to effectively introduce and increase market adoption of enhanced or new offerings. In recent years we have developed and launched several new products or enhanced versions of existing products, including our first offerings in oncology and in organ health, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate the preferences and needs of patients, clinicians, payers, and other counterparties, as well as emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We may not be successful in our current or future efforts to develop and commercialize cell-free DNA tests in industries that are newer to us. Moreover, we have limited experience forecasting our future financial performance from our new products in these industries that are newer to us, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our Panorama and Horizon product offerings, which currently represent the significant majority of our revenues. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not ultimately meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for MRD assessment and recurrence surveillance, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations, as well as patients having sufficient tumor tissue to design our custom ctDNA test for each patient. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama, Horizon, and our other tests.

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

The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected. Further, the data collected from any studies we complete in the future may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests. For example, results from our SMART Study have been published in two publications; however, we cannot assure you that such results or publications will convince laboratories, clinics, clinicians, physicians or patients of the benefits of utilizing Panorama for microdeletions. We also cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for microdeletions testing. Similarly, certain results of the CIRCULATE-Japan study have recently been published, and we cannot assure you that such results will impact professional society or practice guidelines, or coverage and reimbursement determinations from third-party payers, as we anticipate.

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

Our quarterly results of operations, including our revenues, gross margin, net loss and cash flows, have varied and may continue to vary from period to period as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section, and as a result, period-to-period comparisons of our operating results may not be meaningful. Our quarterly results should not be relied upon as an indication of future performance. In addition, to the extent that we continue to spend considerably on our internal sales and marketing and research and development efforts, we expect to continue to incur costs in advance of achieving the anticipated benefits of such efforts. Fluctuations in quarterly results and key metrics may cause our results to fall below our financial guidance or other projections or goals, or the expectations of analysts or investors, which could adversely affect the price of our common stock. We also face competitive pricing and reimbursement pressures, and we may not be able to maintain our premium pricing in the future, which would adversely affect our operating results.

Competition in our industry is intense; if we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability.

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our principal competition in women’s health comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis. We also face competition in the fields of oncology and organ health from other companies, many of which are larger, more established and have more experience and more resources than we do. Some companies in the ctDNA-based liquid biopsy field are expanding their research and development efforts to include tracking more tumor-specific variants and/or other biomarkers in addition to ctDNA on the basis that these analyses may collectively result in improved sensitivity and earlier detection than currently available tests, such as Signatera, or testing without the need for a sample of the tumor tissue. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services. We expect that competition in all of the markets in which we operate will continue to increase.

Some of our competitors’ products and services are sold at a lower price than ours, which could cause sales of our tests and services to decline or force us to reduce our prices. Our current and future competitors could have greater technological, financial, reputational and market access advantages than us, and we may not be able to compete effectively against them. Increased competition is likely to result in pricing pressures, which could harm our revenues, operating income or market share. We have increasingly been subject to litigation with our competitors; for example, as disclosed elsewhere in these risk factors, we are or have recently been in active litigation with competitors in each of the women’s health, oncology and organ health fields, which involve considerable costs to us as well as management time and attention. If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability. See the section entitled “Business–Overview–Competition” for additional information on our competitors.

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

Among the risks to our business and results of operations from our Constellation model are the following:

•

our and our licensees’ ability to obtain required regulatory authorizations from the FDA and international regulatory agencies as further described in the risk factor entitled “Regulatory and Compliance Risks—

Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model;”

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

If we or other cloud-based solution providers experience security incidents, loss of customer data or disruptions in delivery or other problems, the market for cloud-based solutions in the diagnostics industry, including our solutions, may be adversely affected. Such events could also result in potential lawsuits and liability claims, or, as further described in the risk factor entitled “—Security breaches, loss of data and other disruptions, including with respect to cybersecurity, could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation,” could subject us to federal and state privacy laws and regulations or expose us to regulatory action or liability, any of which could have a material adverse effect on our business. If there is a reduction in demand for cloud-based solutions caused by technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products or other challenges, we may not be successful in executing our Constellation business model, and our results of operations may be adversely affected.

We rely on internal and third-party data centers and platforms to host our laboratory and cloud-based software, and any interruptions of service or failures may impair our laboratory operations or the delivery of our cloud-based services and harm our business.

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third-party data center hosting facilities operated by Amazon Web Services, or AWS, located primarily in the United States and in the European Union. We also host our algorithms on AWS platforms directly. Our algorithms are currently used to run our Panorama NIPT, Horizon, Signatera, and Prospera tests and certain of our research and development activities, as well as for our Constellation licensees. In the event of any technical problems that may arise in connection with our on-site data center, the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or the AWS servers that host our data directly, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud-based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

If our products do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can provide reliable, high-quality testing results. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue as our test volumes continue to increase and our product portfolio continues to expand. We believe that our customers are particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform second blood draws, or redraws, on patients, for which Panorama has in the past experienced a higher rate than advertised for other NIPTs. As a result, if our tests do not perform as expected or favorably in comparison to competitive tests, our operating results, reputation, and business will suffer. We may also become subject to legal claims arising from such limitations, errors, or inaccuracies.

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

Certain of our tests, or components of our tests, are performed by third-party laboratories. These third-party laboratories are subject to contractual obligations to perform these services for us but are not otherwise under our control. We therefore do not control the capacity and quality control efforts of these third-party laboratories other than through our ability to enforce contractual obligations on volume and quality systems, and we have no control over such laboratories’ compliance with applicable legal and regulatory requirements. We also have no control over the timeliness of such laboratories’ performance of their obligations to us. Third-party laboratories that we have contracted with have in the past had, and occasionally continue to have, issues with delivering results to us or resolving issues with us, including within the time frames we expected or established in our contracts with them, which sometimes results in longer than expected turnaround times for, or negatively impacts the performance of, these tests and services. We have had to review and, in some cases, revise our processes, procedures and agreements with our business partners to address unforeseen operational issues and other contingencies, and will likely continue to do so as our business grows. Any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at one or more of our third-party laboratories’ facilities that causes a loss of capacity would heighten the risks that we face. We may not have sufficient alternative backup if one or more of the third-party laboratories that we contract with are unable to satisfy their obligations to us with sufficient performance, quality and timeliness. Changes to or termination of our agreements or inability to renew our agreements with these third-party laboratories or enter into new agreements with other laboratories that are able to perform such portions of our service offerings could impair, delay or suspend our efforts to market and sell these tests and services. In the event of any adverse developments with these third-party laboratories or their ability to perform their obligations to us in a timely manner and in accordance with the standards that we and our customers expect, our ability to service our customers may be delayed, interrupted or otherwise adversely affected, which could result in a loss of customers and harm to our reputation. Furthermore, when these issues arise, we have had to expend time, management attention and other resources to address and remedy such issues. In addition, certain third-party payers, including some state Medicaid payers, that we are under contract with may take the position that sending out testing to third-party laboratories and billing for such tests is contrary to the terms of our provider agreement and may refuse to pay us for the testing. If any of these events occur, our business, financial condition and results of operations could suffer. Further, some state laws impose anti-markup restrictions that prevent an entity from realizing a profit margin on outsourced testing. If we or our subsidiaries are unable to markup outsourced testing, our revenues and operating margins may suffer.

If either of our CLIA-certified laboratory facilities becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We currently operate laboratory facilities in Austin, Texas and in San Carlos, California, both of which process Panorama, Horizon, and Signatera tests, which together represent the significant majority of our revenues. Our other tests that we perform are currently only able to be performed at one, but not both, of our laboratories, and are primarily performed at our San Carlos location, and we currently otherwise have no backup or redundant facility to perform these tests. Our San Carlos laboratory is situated near active earthquake fault lines, and both of our laboratories are located in areas that have in recent years experienced, and are likely to experience in the future, severe weather events. Either of our laboratories may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, severe weather, flooding, power outages and contamination, including as a result of the COVID-19 pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. An inability to perform our tests or the backlog of tests that could develop if either our San Carlos or Austin laboratory is inoperable for even a short period of time may result in the loss of customers and an adverse effect on our revenues or harm our reputation.

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

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, Horizon, Signatera and Prospera, along with certain hardware and software, pursuant to a supply agreement that expires in August 2033. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our Constellation cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which was acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Illumina has granted us certain rights to Illumina’s intellectual property related to NIPT, including the pooled intellectual property, for running our own tests; however, we do not have an express license to grant rights under the pooled intellectual property to the licensees under our Constellation cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, we have recently been involved in patent infringement litigation against Illumina, which we and Illumina have settled. In addition, Illumina competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Furthermore, Illumina has acquired GRAIL, a company focused on early detection of cancer, an area in oncology that we have recently begun to pursue. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. Validating alternative sequencing platforms requires significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any alternative sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

In addition, our Panorama test is currently only validated to be performed using Streck’s blood collection tubes, and we use only Streck tubes for the primary analysis of Signatera results, and for our Prospera test. Streck is the sole supplier of the blood collection tubes included in Panorama and our other cell-free DNA tests under a supply arrangement with Streck under which we are required to exclusively use Streck tubes. Similarly, all of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology.

Furthermore, our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are intended for research use only and are labeled as RUO. As discussed further in the risk factor entitled “Regulatory and Compliance Risks—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the manufacturer of the product. If this were to occur with respect to Illumina or any of our other suppliers of RUO products, we could be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms, a commercially reasonable timeframe, or at all. In addition, Streck’s blood collection tubes have not been registered as a medical device in all countries in which we market our Panorama test. As discussed in the risk factor entitled “Regulatory and Compliance Risks—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model,” the regulatory authorities in some of these countries may determine that such registration is required, which could impact our ability to offer Panorama in such countries. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

Because we rely on third-party manufacturers, we do not control the manufacture of these components, including whether such components will meet our quality control requirements, nor the ability of our suppliers to comply with applicable legal and regulatory requirements. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, our tests may not work properly or at all, or may provide erroneous results, and we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. This occasionally occurs with respect to certain reagents. In addition, any natural or other disaster, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity would heighten the risks that we face.

In the event of any adverse developments with our sole suppliers, or if any of our sole suppliers modifies any of the components they supply to us, our ability to supply our products may be interrupted, and obtaining substitute components could be difficult or require us to re-design or re-validate our products. In addition, if we obtain FDA clearance, approval or de novo classification for any of our tests as an in vitro diagnostic, or IVD, such issues with suppliers or the components that we source from suppliers could affect our commercialization efforts for such an IVD, as further described in the risk factor entitled “Regulatory and Compliance Risks—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.” Our failure to maintain a continued supply of components, or a supply that meets our quality control requirements, or changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers, particularly in the case of sole suppliers such as Streck and Illumina, could result in the loss of access to important components of our tests and impact our test performance or affect our ability to perform our tests in a timely manner or at all, which could impair, delay or suspend our commercialization activities. In the event that we transition to a new supplier from any of our sole suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market, could affect the performance of our tests or could require that we re-validate our affected tests using replacement equipment and supplies, which could delay the performance of our tests and result in increased costs. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We rely on commercial courier delivery services to transport samples to our facilities in a timely and cost-efficient manner and if these delivery services are disrupted, our business may be harmed.

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

We are also subject to the risks described above as a result of our relationships with third party vendors and their subcontractors, whose systems may be breached and may cause our sensitive data, including patient data, to be compromised. We have on occasion experienced such disruptions by way of third-party vendors. For example, in 2020 we were notified of a data security incident that affected a third-party vendor, which affected a number of our patients whose protected health information was stored in such third-party vendor’s systems. The third-party vendor notified the affected individuals as required by HIPAA.

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

The marketing, sale, and use of Panorama, Horizon and our other products could result in substantial damages arising from product liability, professional liability, or other claims that exceed our resources.

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

Our overall test volumes grew from approximately 1,026,500 to 1,570,000 and further to 2,066,500 tests processed during the years ended 2020, 2021 and 2022, respectively, and since 2009 we have launched 16 product offerings, four of them in 2017 alone and both Signatera and Prospera, among other products, in 2020, with expansions of both Signatera and Prospera into additional indications in 2021. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows. As our test volumes and product offerings continue to grow, we will need to continue to ramp up our testing capacity and implement increases in scale, such as increased headcount, additional or new equipment, laboratory space and qualified laboratory personnel, increased office and laboratory space, expanded customer service capabilities, billing and systems process improvements, enhanced controls and procedures, and an expanded internal quality assurance program and technology platform. The value of Panorama, Horizon and our other products depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as we have experienced in the past.

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

Part of our business strategy is to develop relationships with laboratory and other partners to develop or sell our products, both in the United States and internationally. For example, we have entered into an agreement with BGI Genomics pursuant to which, among others, we will commercialize Signatera in China on BGI Genomics’s sequencing platform; and an agreement with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays for use by biopharmaceutical and clinical customers who order Foundation Medicine’s companion diagnostic cancer test. Developing and commercializing products with third parties reduces our control over such development and commercialization efforts and subjects us to the various risks inherent in a joint effort with a third party, such as delays, operational issues, technical difficulties and other contingencies outside of our influence or control. Distributing Panorama, Signatera and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these third parties could weaken, or they could terminate their relationship with us and/or stop selling our products, as has happened in the past; reduce their marketing efforts in respect of our products; develop and commercialize or otherwise sell competing products in addition to or in lieu of our tests, as has also occurred; merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize or cease the efforts to develop, sell or otherwise partner with us on our products; or otherwise breach their agreements with us. For example, as further described in “Note 3—Revenue Recognition—Licensing and Other Revenues—Qiagen” of our consolidated financial statements, we had entered into a license, distribution and development agreement with Qiagen pursuant to which, among others, Qiagen would distribute an NIPT based on our Panorama test on a sequencer to be developed by us and Qiagen; however, Qiagen thereafter discontinued the development of its Next Generation Sequencing Platform and instead partnered with Illumina to develop next-generation sequencing based tests. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible, or deemed responsible, for our partners’ sales and marketing activities. Disagreements or disputes with our partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of Panorama, Signatera or our other tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are continually evaluating and pursuing various strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

If we lose the services of our founder and Executive Chairman, our Chief Executive Officer, or other members of our senior management team, we may not be able to execute our business strategy.

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

We are involved in legal proceedings, regulatory investigations and inquiries and other legal matters, which may have an adverse effect on our business, financial condition, results of operations and prospects.

We are involved in legal matters, including investigations, subpoenas, demands, disputes, litigation, requests for information, and other regulatory or administrative actions or proceedings, including those with respect to intellectual property, testing and test performance, billing, reimbursement, marketing, short seller and media allegations, employment, and other matters. An independent committee of our board of directors initiated and completed an internal investigation into the allegations made in a March 2022 short seller report, with the assistance of the law firm of WilmerHale LLP, or WilmerHale. WilmerHale had access to company executives, personnel, records, communications, and documents. Based on the investigation, the independent committee, on behalf of the board, concluded that the allegations of wrongdoing against the Company in the report were unfounded.

We are responding to ongoing regulatory and governmental investigations, subpoenas and inquiries, and contesting our current legal matters, and cannot provide any assurance as to the ultimate outcome with respect to any of the foregoing. There are many uncertainties associated with these matters. Such matters may cause us to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of their merit or ultimate outcome. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of the foregoing were to occur, our business, financial condition, results of operations, cash flows, prospects, or stock price could be adversely affected.

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
•

our ability to obtain more extensive coverage and reimbursement for our tests, including for microdeletions screening in NIPT, as well as in additional indications in oncology and organ health as we continue to invest in expanding our offerings in these fields;

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

As of December 31, 2022, we have $80.4 million of outstanding balance of the Credit Line including accrued interest. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

Recent macroeconomic pressures resulting from the COVID-19 pandemic and ongoing geopolitical matters, or future health epidemics, may have an adverse impact on our business, financial results and prospects.

While the severity of the COVID-19 pandemic has lessened significantly, the pandemic has had a significant negative impact on the macroeconomic environment, such as decreases in per capita income and level of disposable income, inflation, rising interest rates, and supply chain issues. Ongoing geopolitical matters have also contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets, particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.

To the extent that there is a resurgence in the COVID-19 pandemic, or other health epidemics or outbreaks, our operations could be disrupted and our business adversely impacted. Such disruptions or impacts may be similar to those we faced during the COVID-19 pandemic, such as mandated business closures in impacted areas, limitations with employee resources due to stay at home orders or sickness of employees or their families, reduced demand for certain of our products, or supply constraints.

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.

DNA testing, like that conducted using Panorama, Horizon, Signatera, and our other products, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Patients may also refuse to use genetic tests even if permissible, for similar reasons such as religious concerns; they may also refuse genetic testing due to concerns regarding eligibility for life or other insurance. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for services and products enabled by our technology platform, either of which could harm our business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2022, we had federal, state, and foreign NOL carryforwards of approximately $1.4 billion, $1.0 billion and $3.8 million, respectively, which, if not utilized, begin to expire in 2027, 2028, and 2031, respectively. Approximately $1.1 billion of these federal NOLs can be carried forward indefinitely. We also had federal research and development credit carryforwards of approximately $48.9 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $29.7 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

Our business depends on our ability to obtain and maintain adequate coverage and reimbursement from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect third-party payers such as insurance companies and government healthcare programs to continue to be our primary source of payments. In particular, we believe that in order for us to continue to achieve commercial success, we will need to achieve insurance coverage for microdeletions screening, and obtain positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. Historically, we have not received reimbursement for a significant number of Panorama tests that we have performed for microdeletions; we have published data from our SMART Study, but we cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for Panorama for microdeletions. In addition, while we have received a positive local coverage determination from the Molecular Diagnostic Services Program, which identifies and establishes Medicare coverage and reimbursement for molecular diagnostic tests, to provide Medicare benefits for certain specified uses and indications of our Signatera test, we cannot guarantee that our test will be reimbursed at the rate we expect. Furthermore, while we have also received a positive coverage decision for our Prospera Kidney test, we cannot guarantee that our test will continue to be reimbursed at the same or a similar rate as we have received thus far. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in network status with, third party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The practice guidelines issued by professional societies now generally acknowledge that NIPT is the most sensitive screening option for, and/or are generally supportive of NIPT in, average-risk pregnancies, in addition to high-risk pregnancies. However, while most third-party payers now reimburse for NIPT for average-risk patients, it remains the case that not all third-party payers, particularly state Medicaid payers, do so. Furthermore, many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, including most recently from our SMART Study, we have and may continue to experience low reimbursement rates for Panorama for microdeletions, and we may otherwise be unable to obtain positive coverage determinations for our test. If third party payers do not reimburse for NIPT for microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third party payors do not reimburse.

In addition, a CPT code for microdeletions took effect in January 2017. We have experienced low average reimbursement rates for microdeletions under this code, and we expect that this code will continue to cause our microdeletions reimbursement to remain low, at least in the near term, due to third-party payers declining to reimburse and as a result of reduced reimbursement, under the code, which has had, and we expect to continue to have, an adverse effect on our revenues. Also, a CPT code for expanded carrier screening tests took effect in January 2019. The code has caused and may continue to cause reimbursement rates for our broader Horizon carrier screening panel to decrease because those tests may be reimbursed as a combined single panel instead of as multiple individual tests.

The reimbursement environment, particularly for molecular diagnostics, is continually changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third parties, such as commercial health insurers and government programs, from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement for our tests at any time and for any reason, or may otherwise adopt requirements, programs or policies that may restrict or adversely affect our business. For example, in September 2022, the California Department of Public Health, or CDPH, implemented changes to its Prenatal Screening (PNS) Program, under which the state of California makes prenatal screening and follow-up diagnostic testing available to pregnant Californians, to offer cfDNA testing as a first line screen instead of the biochemical screening tests previously used. We are participating in the PNS program, but it remains uncertain whether and to what extent our participation in the PNS Program may impact our overall financial and operating results. In addition, in some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to cover or reimburse for such tests. Some third-party payers bundle payment for multiple tests or tests that screen for multiple conditions, such as our Horizon test or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Note 8—Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in the Notes to Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment or bring legal action to do so, which amounts could be significant and would adversely impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

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

In addition, if a third-party payer denies coverage, it may be difficult for us to collect from the patient, and we may not be successful in doing so. In particular, we are often unable to collect the full amount of a patient’s responsibility where we are an out-of-network provider and the patient is left with a large balance, despite our good faith efforts to collect. As a result, we cannot always collect the full amount due for our tests when third-party payers deny coverage, cover only a portion of the invoiced amount or the patient has a large cost-sharing obligation, which may cause payers to raise questions regarding our billing policies and patient collection practices. We believe that our billing policies and our patient collection practices are compliant with applicable laws and reimbursement policies. However, from time to time we receive inquiries from third-party payers regarding our billing policies and collection practices. We address these inquiries as and when they arise, but there is no guarantee that we will always be successful in addressing such concerns in the future, which may result in a third-party payer deciding to reimburse for our tests at a lower rate or not at all, seeking recoupment of amounts previously paid to us, or bringing legal action to seek reimbursement of previous amounts paid. Any of such occurrences could cause reimbursement revenue for our testing, which constitutes the large majority of our revenue, to decline. Additionally, if we were required to make a repayment, such repayment could be significant, which would adversely impact our results of operations, and we might be required to restate our financials from a prior period, which would likely cause our stock price to decline.

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

It is estimated that nearly half of all births in the United States are to state Medicaid program recipients. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide their recipients with coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as a Medicaid provider by the state in which the Medicaid recipient receiving the services resides in order for us to be reimbursed by a state’s Medicaid program, including under a Medicaid managed care plan. Our San Carlos, CA laboratory is currently recognized by 48 U.S. states as a Medicaid provider, and we are currently in the process of obtaining recognition of our Austin, TX laboratory as a Medicaid provider in states in which the Austin laboratory is not already credentialed. However, even if we are recognized as a Medicaid provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, many state Medicaid programs only reimburse our testing at a low dollar amount, or not at all. Low or zero-dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

Our revenues may be adversely impacted if third-party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors.

We are in-network, or under contract, with the significant majority of third-party payers from whom we receive reimbursement; this means that we have agreements with most third-party payers that govern test approval or payment terms. However, these contracts do not guarantee reimbursement for all testing we perform. For example, third-party payers with whom we have written agreements may have time-sensitive deadlines to file claims or may have policies that state they will not reimburse for the screening of microdeletions, or don’t have a policy in place to reimburse for microdeletions screening. In addition, the terms of certain of our payer agreements require the ordering physician or qualified practitioner’s signature on test requisitions or require other controls and procedures prior to conducting a test. In particular, third-party payers have increasingly required prior authorization to be obtained prior to conducting a test, as a condition to reimbursing for the test. This has placed a burden on our billing operations as we have to dedicate or source resources to ensuring that these requirements are met and to conduct follow-up and address issues as they arise, and has also impacted our results of operations, including our gross margins, since these requirements began to take effect. To the extent we or the physicians ordering our tests do not follow the prior authorization requirements, we may be subject to claims for recoupment of reimbursement amounts previously paid to us, or may not receive some or all of the reimbursement payments to which we would otherwise be entitled. This has occurred in some cases and may occur more frequently in the future, which does and would have an adverse impact on our revenues.

Where we are considered to be an out of network provider, which is the case with some third-party payers from whom we receive reimbursement, such third-party payers could deny coverage and decline to reimburse for our tests according to each plan enrollee’s policy. Managing reimbursement on a case-by-case basis is time-consuming and contributes to an increase in the number of days it takes us to collect on accounts, which also increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

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

A CPT code specific to NIPT for aneuploidies, and a CPT code for microdeletions, are in place, and CMS has established a pricing benchmark for aneuploidy and microdeletions testing. However, our microdeletions reimbursement has remained low because third-party payers are declining to reimburse, or reimbursing at low rates, under the microdeletions CPT code. Furthermore, we cannot guarantee that any data that we publish, such as from our SMART Study, will be sufficient to enable us to obtain positive coverage determinations for Panorama for microdeletions, negotiate favorable rates under the microdeletions CPT code, or receive reimbursement at all for this testing. In addition, a CPT code for expanded carrier screening tests has been implemented, which has caused and may continue to cause reimbursement rates for our Horizon expanded carrier screening tests to decline. We do not currently have assay-specific CPT codes assigned for all of our tests, and there is a risk that we may not be able to obtain such codes or, if obtained, we may not be able to negotiate favorable rates for such codes. We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn or that third-party payers will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payers may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or seek recoupment for testing previously performed, which have occurred in the past.

Regulatory and Compliance Risks

We may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, marketing and billing efforts.

Approximately 89% of our total revenues for each of the years ended December 31, 2022 and 2021 were attributable to our U.S. direct sales. We maintain a heightened focus on our training and compliance efforts in line with our reliance on personnel in our sales, marketing and billing functions, and the significance of these functions as components of our business. We continue to educate, train and monitor our personnel, but from time to time we experience situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties.” Moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, as has happened in the past, which could be material in the aggregate. As our sales and marketing efforts continue to be critical to our business, with respect to both our expanding product portfolio as well as continued geographical expansion, we will continue to face an increased need to remain vigilant in monitoring and improving our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs; may, and from time to time do, receive inquiries, such as informal requests for documents, civil investigative demands, and subpoenas, from third-party payers or other third parties, including government entities; or may be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs associated with complying with post-market controls.

We currently offer a number of genetic tests, and each of those tests is an LDT. The FDA considers an LDT to be a test that is designed, developed, validated and used within a single laboratory. The FDA has historically taken the position that it has the authority to regulate such tests as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo classification, or 510(k) clearance, it has generally chosen not to enforce those requirements to date. The regulatory environment for LDTs is unstable – in 2020 HHS directed FDA to stop regulating LDTs, but in 2021, HHS reversed its policy. Thereafter, the FDA resumed requiring submission of emergency use authorization, or EUA, requests, for COVID-19 LDTs, but has not sought to regulate other, non-COVID, LDTs. FDA has indicated that it may seek to increase its regulation of LDTs. Any future rulemaking, guidance, or other FDA oversight of LDTs and clinical laboratories that develop and perform them, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.

Various legislation has been introduced seeking to substantially revamp the regulation of both LDTs and IVDs. In June 2021, legislation called the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests, or IVCTs, a category that would have included IVDs, LDTs, collection devices, and instruments used with such tests was introduced in Congress.  This legislation was not enacted during that session of Congress but could be introduced again in the future.

In the meantime, the regulation by the FDA of LDTs remains uncertain. If FDA premarket clearance, approval or de novo classification is required for any of our existing or future tests, or for any components or materials we use in tests, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we or our supplier work to obtain FDA clearance, approval or de novo classification. Our business would be adversely affected while such review is ongoing and if we or our supplier are ultimately unable to obtain premarket clearance, approval or de novo classification. For example, the regulatory premarket clearance, approval or de novo classification process may involve, among other things, successfully completing analytical, pre clinical and/or clinical studies beyond the studies we have already performed or plan to perform for each of our products and would involve submitting a 510(k) premarket notification, , a request for de novo classification, or a PMA application to the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such studies requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or de novo classifications. In addition, we may require cooperation in our filings for FDA clearance, approval or de novo classification from third party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances, approvals or de novo classifications or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance, approval or de novo classification for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we have been party to certain intellectual property proceedings with Illumina as described elsewhere in these Risk Factors. Moreover, if FDA premarket clearance, approval or de novo classification is required, our cash flows may be adversely affected until we obtain such clearance, approval or de novo classification, as most third party payers, including Medicaid, will not reimburse for use of medical devices which are required to, but which do not, have marketing authorization. Furthermore, the FDA may conclude that laboratories using Constellation and related products from us do not meet the criteria for qualifying as an LDT, and require that such laboratories discontinue use of Constellation and related products.  Such an FDA determination could have an adverse impact on the commercialization of Constellation.

The FDA has granted us Breakthrough Device designations for our Signatera test covering its use in various applications. While receiving such designations enables us to have increased interactions with FDA, we cannot assure you that these designations will lead to accelerated review or approval of our regulatory submissions for Signatera.

We cannot assure you that, if we decide or are required to seek premarket clearance or approval or de novo classification for Panorama or any of our other tests, our efforts will succeed on a timely basis or at all. In addition, after a test has been cleared, approved or reclassified, certain kinds of changes that we may make to improve the test, or  certain modifications by a supplier of a component upon which our approval relies, may result in the need for additional clearance, approval, or de novo classification by the FDA before we can implement them, which could increase the time and expense involved in implementing such changes commercially. The need for post-market compliance with FDA regulations would increase the cost of conducting our business and we could be subject to penalties if we fail to comply with these requirements, any of which may adversely impact our business and results of operations.

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

If any of our software is determined by FDA to be non-exempt clinical decision support software, this could impede our ability to perform certain activities, and we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs associated with complying with post market controls.

We may also need to obtain regulatory clearance, approval or de novo classification in the United States for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. The 21st Century Cures Act, enacted in 2016, includes a number of provisions relating to the FDA’s regulatory approach to software that may have bearing on the regulatory status of our Constellation software. We have discussed with the FDA the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC. The FDA has indicated that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the PMA process. The FDA has stated that it would not prevent us from marketing Constellation in the United States while we discuss with the FDA how it will be regulated; however, it is possible that the FDA may reverse itself either on the appropriate regulatory review path or regarding our ability to continue to market Constellation.

We cannot assure you that, if we decide or are required to seek premarket clearance or approval or de novo classification for our software, our efforts will succeed on a timely basis or at all.  If we are unable to do so, we may be unable to commercialize our cloud based distribution model in the United States. If we are able to do so, we may be subject to ongoing FDA obligations and continued regulatory oversight and review. If we are not able to maintain regulatory compliance to the extent required, we may not be permitted to offer our Constellation software and may be subject to enforcement action by the FDA, such as the issuance of warning or untitled letters, fines, injunctions and civil penalties; recall or seizure of products; operating restrictions and criminal prosecution.

Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model.

An important part of our business strategy is to expand and offer our tests internationally, either by providing our testing services directly or through our laboratory partners, or through our licensees under our Constellation cloud-based distribution model. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have entered into a license agreement with BGI Genomics to commercialize our Signatera test in China using BGI Genomics’s sequencing instruments and platform, such commercialization and development activities are subject to obtaining and maintaining necessary regulatory approvals in the relevant jurisdictions. In addition, we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents for our licensees to run their NIPT based on our technology, as well as a CE Mark for our Panorama test as a whole. Therefore, we offer our Panorama test as an IVD both directly and through our Constellation model in these jurisdictions. We are occasionally required to address inquiries from regulatory authorities in various countries, such as those in the European Union, regarding the regulatory status of our Panorama or Constellation offerings. If we do not continue to satisfactorily address any such questions in the future, we may be required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries.

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

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. For example, the European Commission has adopted revised in-vitro diagnostic regulations, or IVDR, which became effective in 2022. Among others, the new regulations introduce risk-based classification for IVDs and will require notified body involvement for various classes of devices, including reproductive health tests such as Panorama, which will be classified as a Class C product. As such, we will also be required to submit clinical evidence and post-market performance data to regulators. We or our partners or licensees may not be able to obtain regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in the United States or in foreign countries.

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

While we have a compliance plan to address compliance with federal and state laws and regulations, including applicable fraud and abuse laws and regulations such as those described in this risk factor, the evolving commercial compliance environment and the need to build and maintain robust and scalable systems to comply with regulations in multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could inadvertently violate one or more of these requirements.

If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to CLIA, a federal law that, in partnership with the states, regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease or impairment of, or assessment of the health of, human beings. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in areas including personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill federal healthcare programs, as well as many commercial third-party payers, for our tests. Our laboratories located in Austin, Texas and San Carlos, California are both CLIA certified and accredited by the College of American Pathologists, or CAP, a third party accreditation organization with deeming, or delegated, authority from CMS to determine compliance. To renew these certifications, we are subject to survey and inspection every two years. Moreover, CLIA and/or state inspectors may conduct random inspections of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA, CAP or state requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation or state laboratory permit, as well as a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs and significant adverse publicity. Bringing our laboratory back into compliance with CLIA requirements could cause us to incur significant expenses and potentially lose revenues in order to address deficiencies and achieve compliance.

Some U.S. states require that we hold licenses or permits to test samples from patients in those states, even if our laboratory facilities are not located in those states, and as a result we are also required to maintain standards related to those states’ licensure requirements to conduct testing in our laboratories. California requires laboratories operating in or testing specimens from individuals located in California to hold state licensure in addition to CLIA certification.  California laboratory registration is required for our San Carlos, California as well as for our Austin, Texas laboratory, because our Texas laboratory receives specimens originating from California. The State of Texas imposes CLIA requirements on laboratories operating within Texas but does not impose additional state licensure or registration requirements. Additionally, all personnel involved in testing in our California laboratory must maintain a California state license or be supervised by licensed personnel. We maintain a license in good standing with the California Department of Public Health, or CDPH, for both our California and Texas laboratories. In addition, the New York State Department of Health, or NYSDOH, requires out-of-state laboratories that test specimens originating from New York to hold an NYSDOH permit and to comply with NYSDOH laboratory standards, including prior NYSDOH approval of LDTs. Both our Austin, Texas and San Carlos, California laboratories have received approval from the NYSDOH to offer certain of our tests to residents of New York, and we process samples originating from New York at each of these laboratories in accordance with the NYSDOH approvals. Our laboratory director must also maintain a license to perform testing issued by the CDPH as well as a Certificate of Qualification issued by NYSDOH.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA expanded, among other things, the healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. There have been multiple attempts to repeal PPACA or significantly scale back its applicability, which if successful could negatively impact reimbursement for our testing, and could adversely affect our test volumes and, in turn, our business, financial condition, results of operations, and cash flows. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, repealed the requirement under PPACA that consumers buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that fewer consumers may carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests, which could impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA in the past, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may continue to evolve, be modified, or otherwise change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. Under PAMA, services payable by Medicare under the CLFS are calculated based on negotiated payment rates paid by private payers for the same test. The implementation of the PAMA rates negatively impacted overall pricing and reimbursement for many clinical laboratory testing services. The PAMA rates did not have a material impact on our business because our revenues from Medicare were historically very low; however, as we continue to increase billing for our Signatera and Prospera testing, we expect the new rates to have an increasing impact on our business. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of government health plans pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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

Furthermore, in recent years our industry has experienced increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by a federal governmental payer program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties of up to approximately $25,076 for each false claim or statement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental payer program. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

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

Many of the sequencers, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are labeled as for research use only, or RUO. In addition, we offer a version of our Signatera test as an RUO offering. Products that are intended for research use only and are labeled as RUO are exempt from compliance with FDA requirements, including the approval, clearance or de novo classification and other product quality requirements for medical devices. A product labeled RUO but which is actually intended by the manufacturer for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has issued guidance stating that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution of the product, including how the product is marketed and to whom. In addition, many of the reagents used to perform our testing are offered for sale as analyte specific reagents, or ASRs. ASRs are medical devices and must comply with QSR provisions and other device requirements, but most are exempt from premarket review. The FDA could disagree with a manufacturer’s assessment that the manufacturer’s products are ASRs, or could conclude that products labeled as RUO are actually intended by the manufacturer for clinical diagnostic use, and could take enforcement action against the manufacturer, such as us with respect to Signatera (RUO), including requiring the manufacturer to cease offering the product while it seeks clearance, approval or de novo classification. Manufacturers of RUO products that we employ in our other tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

The sequencers and reagents supplied to us by Illumina are labeled as RUO in the United States. We are using these sequencers and reagents for clinical diagnostic use. If the FDA were to require clearance, approval or de novo classification for the sale of Illumina’s sequencers and if Illumina does not obtain such clearance, approval or authorization, we would have to find an alternative sequencing platform for Panorama. We currently have not validated an alternative sequencing platform on which Panorama could be run in a commercially viable manner. If we were not successful in selecting, acquiring on commercially reasonable terms and implementing an alternative platform on a timely basis, our business, financial condition and results of operations would be adversely affected.

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

In August 2020, the FASB issued Accounting Standards Update ASU 2020-06, or ASU 2020-06 , with the intent to simplify ASC 470-20 and ASC subtopic 815-40, Contracts in Entity’s Own Equity, or ASC 815-40. Among the changes, ASU 2020-06 removed the requirement to bifurcate the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion. In addition, ASU 2020-06 precludes the use of the treasury stock method, when calculating diluted earnings per share, for convertible debt instruments that may be settled entirely or partially in cash upon conversion.

We currently apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Convertible Notes on diluted net income per share, which assumes that all of the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted net income per share to the extent we are profitable, and accounting standards may change in the future in a manner that may otherwise adversely affect our diluted net income per share.

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

The trading prices of the securities of life sciences companies, including ours, have been and may continue to be highly volatile; and financial markets in general, including our stock, experienced particularly high volatility as a result of the COVID-19 pandemic and continued difficult macroeconomic conditions. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

Although we determined that our internal controls over financial reporting were effective as of December 31, 2022, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

As of December 31, 2022, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 9.45% of our outstanding capital stock. As a result, these stockholders are and will continue to be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the Public Company Accounting Oversight Board, or PCAOB, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before or after the announcement of a change in such principles. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. A discussion of these standards and other pending changes in GAAP, are further discussed in “Note 2—Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

We entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a three-year term. The premises is used for general office, laboratory and research use. In December 2022, we exercised the renewal option of the South San Francisco lease agreement. In January 2023, we entered in an amendment to extend the lease term of the South San Francisco premises by three years, through November 2026.

As part of the in-process research and development, or the IPR&D, asset acquisition in September 2021, we inherited a 24-month lease for 7,107 square feet of laboratory space in Canada. The annual lease payment starts at $0.2 million and will expire in August 2023.

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

Holders

As of March 1, 2023, we had 33 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing. The following graph compares the cumulative total stockholder return on our common stock between our initial public offering on July 2, 2015 and December 31, 2022 with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. The chart assumes $100 was invested at the close of market on July 2, 2015, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

		Nasdaq	Nasdaq
Trade Date	Natera, Inc.	Biotechnology	Composite
Base period 7/2/2015	$100	$100	$100
12/31/2015	$47.49	$91.34	$99.96
12/31/2016	$51.50	$71.53	$107.46
12/31/2017	$39.53	$86.6	$137.81
12/31/2018	$61.39	$78.52	$132.46
12/31/2019	$147.45	$97.34	$178.59
12/31/2020	$437.64	$122.78	$257.29
12/31/2021	$408.40	$122.00	$312.32
12/31/2022	$176.65	$108.69	$208.94

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by Item 6 of Form 10-K is omitted pursuant to the SEC's adoption of amendments to Regulation S-K effective February 10, 2021.

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

During the year ended December 31, 2022, we processed approximately 2,066,500 tests, comprised of approximately 2,004,000 tests accessioned in our laboratories. During the year ended December 31, 2021, we processed approximately 1,570,000 tests, comprised of approximately 1,513,400 tests accessioned in our laboratories. During the year ended December 31, 2020, we processed approximately 1,026,500 tests, comprised of approximately 974,400 tests accessioned in our laboratories. This increase in volume represents continuous commercial growth of Panorama and HCS, both as tests performed in our laboratories as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force were 89%, 89% and 87% for the years ended December 31, 2022, 2021, and 2020, respectively. The percent of our revenues attributable to U.S. laboratory partners for the year ended December 31, 2022, 2021, and 2020 were 7%, 5% and 7%, respectively. The percent of our revenues attributable to international laboratory partners and other international sales for the year ended December 31, 2022 was 4%, down from 6% for both the years ended December 31, 2021 and December 31, 2020.

For the year ended December 31, 2022, total revenues were $820.2 million, compared to $625.5 million and $391.0 million in the years ended December 31, 2021 and 2020, respectively. Product revenues generated from our testing accounted for $797.3 million or 97% of total revenues for the year ended December 31, 2022, compared to $580.1 million or 93% of total revenues for the year ended December 31, 2021 and $377.9 million or 97% of total revenues for the year ended December 31, 2020. For the years ended December 31, 2022, 2021, and 2020, there were no customers exceeding 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $34.4 million, representing 4% of total revenues for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, revenues from customers outside the United States were $34.6 million and $25.3 million, respectively, representing approximately 6% of total revenues in both years.

Our net losses for the years ended December 31, 2022, 2021, and 2020, were $547.8 million, $471.7 million, and $229.7 million, respectively. This included non-cash stock compensation expense of $152.4 million, $115.2 million, and $50.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $1.9 billion.

Components of the Results of Operations

The section of this Management’s Discussion and Analysis generally discusses year-to-year comparisons between 2022 and 2021. Discussions of year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

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

Sales of our clinical tests are recorded as product revenues. Revenues recognized from tests processed through our Constellation model, and from our strategic partnership agreements, are reported in licensing and other revenues.

In cases where we sell our tests through our laboratory partners, the majority of our laboratory partners bill the patient, clinic or insurance carrier for the performance of our tests, and we are entitled to either a fixed price per test or a percentage of their collections.

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rates for tests performed. For example, our financial performance depends on reimbursement for microdeletions testing. Many third-party payers do not currently reimburse for microdeletions screening in part because there has historically been limited published data on the performance of microdeletions screening tests, with our SMART study results being published relatively recently, in early 2022. A current procedure terminology (“CPT”) code for microdeletions went into effect beginning January 1, 2017. We have experienced low average reimbursement rates for microdeletions testing under this code, and we expect that this will continue to be the case, at least in the near term, due to third-party payers declining to reimburse and through reduced reimbursement under the CPT code. This has had, and we expect it will continue to have, an adverse impact on our revenues. In addition, a new CPT code for expanded carrier screening went into effect beginning January 1, 2019, and has had, and may continue to have, an adverse effect on our reimbursement rates for our broader Horizon carrier screening panel for which we previously primarily received reimbursement on a per-condition basis, as those tests may be reimbursed as a combined single panel instead of as multiple individual tests. Because our revenues from Horizon continue to represent a significant proportion of our overall revenues, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall revenue.

Entering into in-network contracts continues to be an important part of our business strategy, as we believe that in-network coverage of our tests by third-party payers is crucial to our growth and long-term success, as in-network pricing is more predictable than out-of-network pricing, enables us to develop stable, long-term relationships with third-party payers, and provides access to a larger population of covered lives. However, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for microdeletions screening. Therefore, being in-network with third-party payers has in the past had, and may in the future have, an adverse impact on our revenues and gross margins. We intend to mitigate any impact by driving more business from our most profitable accounts.

Licensing and Other Revenues

Revenues recognized from tests processed through our Constellation model, and from our strategic partnership agreements (which during the three years ended December 31, 2020, 2021 and 2022 comprised the Qiagen LC, or Qiagen, BGI Genomics Co. Ltd., and Foundation Medicine, Inc. agreements) are reported in licensing and other revenues. We also recognize licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. As of December 31, 2022, we are recognizing revenues on 11 licensing and service arrangements with laboratories under our Constellation model.

Our strategy to offer access to our algorithm to laboratory licensees via our Constellation cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount, and as a result realize lower revenues per test than when we perform the entire test ourselves. However, cost of licensing and other revenues for the Constellation software platform are relatively low, and therefore, its associated gross margin is higher.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to Constellation clients, development and support services relating to our strategic partnership agreements and other costs.

We currently have 11 revenue generating licensing and service agreements with laboratories under our Constellation distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin is higher. We expect our cost of licensing will increase in relation to volume growth.

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

Interest Expense

Interest expense is attributable to borrowing under our Convertible Senior Notes (the “Convertible Notes”) and credit line with UBS (the “Credit Line”), including the amortization of debt discounts.

Interest Income and Other (Expense) Income, Net

Interest income and other (expense) income, net is comprised of interest earned on our cash, realized gains and losses on investments and assets, sublease rental income, and foreign currency remeasurement gains and losses.

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

We also account for uncertain tax positions in accordance with ASC 740, which requires us to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained upon review by federal or state examiners. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We maintained a full valuation allowance against our net deferred tax assets in 2022 and 2021 due to the uncertainty surrounding realization of these assets (for details, please refer to Note 13, Income Taxes). In addition, our policy is to report interest and penalties related to unrecognized tax benefits as income tax expenses.

Stock-Based Compensation

We have included stock-based compensation as part of our cost of revenues and our operating expenses in our statements of operations as follows:

	Year ended December 31,
	2022			2021			2020

	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$7,905	$—	$7,905	$4,811	$—	$4,811	$1,691	$—	$1,691
Research and development	44,655	1,890	46,545	24,507	1,361	25,868	10,777	647	11,424
Selling, general and administrative	97,379	555	97,934	84,368	172	84,540	36,747	309	37,056
Total	$149,939	$2,445	$152,384	$113,686	$1,533	$115,219	$49,215	$956	$50,171

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We then compare the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There were no asset impairment charges for the years ended December 31, 2022 and 2021.

Results of Operations

Comparison of the years ended December 31, 2022, 2021, and 2020

	Year Ended December 31,			Changes
(in thousands)	2022	2021	2020	2022 - 2021		2021 - 2020
				Amount	Percent	Amount	Percent
Revenues:
Product revenues	$797,307	$580,080	$377,877	$217,227	37.4%	$202,203	53.5%
Licensing and other revenues	22,915	45,406	13,128	(22,491)	(49.5)	32,278	245.9
Total revenues	820,222	625,486	391,005	194,736	31.1	234,481	60.0
Cost and expenses:
Cost of product revenues	453,632	315,195	200,097	138,437	43.9	115,098	57.5
Cost of licensing and other revenues	2,624	3,223	3,523	(599)	(18.6)	(300)	(8.5)
Research and development	316,415	264,208	100,035	52,207	19.8	164,173	164.1
Selling, general and administrative	588,591	511,034	303,627	77,557	15.2	207,407	68.3
Total cost and expenses	1,361,262	1,093,660	607,282	267,602	24.5	486,378	80.1
Loss from operations	(541,040)	(468,174)	(216,277)	(72,866)	15.6	(251,897)	116.5
Interest expense	(9,319)	(8,305)	(15,082)	(1,014)	12.2	6,777	(44.9)
Interest and other income, net	3,538	5,381	7,562	(1,843)	(34.3)	(2,181)	(28.8)
Loss on debt extinguishment	—	—	(5,848)	—	—	5,848	100.0
Loss before income taxes	(546,821)	(471,098)	(229,645)	(75,723)	16.1	(241,453)	105.1
Income tax expense	(978)	(618)	(98)	(360)	58.3	(520)	530.6
Net loss	$(547,799)	$(471,716)	$(229,743)	$(76,083)	16.1%	$(241,973)	105.3%

_______________________

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees. Total revenues for the year ended December 31, 2022 increased by $194.7 million, or 31.1%, when compared to the year ended December 31, 2021.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratories or processed outside of our laboratories. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the year ended December 31, 2022, total reported units were approximately 1,919,600, comprised of approximately 1,861,000 tests reported in our laboratories. Comparatively, during the year ended December 31, 2021, total reported units were approximately 1,453,500, comprised of approximately 1,400,100 tests reported in our laboratories. During the year ended December 31, 2022 and 2021, total oncology units processed were approximately 196,400 and 76,400, respectively.

Product Revenues

During the year ended December 31, 2022, product revenues increased by $217.2 million, or 37.4% compared to the year ended December 31, 2021, as a result of the continued revenue growth from increased test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $22.5 million, or 49.5%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in revenue was primarily due to $28.6 million of revenue recognized from Qiagen associated with deferred revenues recognized as a result from a settlement with Qiagen in prior year partially offset by a $6.1 million net increase in revenue from our collaborative and royalty agreements.

Cost of Product Revenues

During the year ended December 31, 2022, cost of product revenues increased by $138.4 million or 43.9% when compared to the year ended December 31, 2021, primarily due to higher costs related to inventory consumption of $21.9 million driven by an increase in accessioned cases, a $58.6 million increase in third-party fees, a $14.2 million increase in shipping related charges due to higher volume, and a $43.7 million increase in labor and overhead costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the year ended December 31, 2022, when compared to the year ended December 31, 2021, decreased by approximately $0.6 million, or 18.6%, primarily due to a net decrease in costs to support our collaborative agreements.

Research and Development

Research and development expenses during the year ended December 31, 2022 increased by $52.2 million, or 19.8%, when compared to the year ended December 31, 2021. The increase was driven by a $61.8 million increase in salary and related expenditures primarily due to headcount growth, which includes a $20.7 million increase in stock-based compensation expense, a $19.2 million increase in clinical trial expenses, and an increase of $3.4 million of marketing, travel, facilities, office and other costs to support increases in the Company’s headcount, new product offerings and research and development project pipeline. This was offset by a net $27.0 million decrease in IPR&D expense mainly related to a $35.0 million upfront payment made in September 2021 upon acquisition, offset by an increase in accruals for the remaining milestones, and a $5.2 million decrease in consulting and legal fees.

Selling, General and Administrative

Selling, general and administrative expenses increased by $77.6 million, or 15.2%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was attributable to an increase of $48.7 million in salary and related expenditures primarily due to headcount growth to support new product offerings, which includes a $13.5 million increase in stock-based compensation expense, a $11.1 million increase in travel related costs, a $10.5 million increase from consulting and legal related costs, and a $14.1 million increase related to business support including business insurance, billing services, facilities, office and other costs to support increases in the Company’s headcount and new product offerings. This was offset by a $6.8 million decrease in marketing expenses.

Interest Expense

Interest expense increased by $1.0 million, 12.2%, in the year ended December 31, 2022 compared to the same period in the prior year due to an increase in interest rate as well as a $30.0 million drawdown from November 2022 for the UBS Credit Line.

Interest and Other Income

Interest and other income decreased by $1.8 million, or 34.3%, in the year ended December 31, 2022, compared to the same period in the prior year, primarily due to less interest income as a result of less investments held by the Company compared to the prior year.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the year ended December 31, 2022, we had a net loss of $547.8 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of December 31, 2022, we had an accumulated deficit of $1.9 billion. As of December 31, 2022, we had $466.1 million in cash and cash equivalents and restricted cash, $432.3 million in marketable securities, $80.4 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. As of December 31, 2022, we have $70.0 million available on the Credit Line.

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

In September 2020, we completed an additional underwritten equity offering and sold 4,791,665 shares of our common stock at a price of $60 per share to the public. Before offering expenses of $0.3 million, we received proceeds of $271.0 million net of the underwriting discount. In July 2021, we completed an additional underwritten equity offering and sold 5,175,000 shares of our common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $551.2 million net of the underwriting discount. In November 2022, we completed an additional underwritten equity offering and sold 13,144,500 shares of our common stock at a price of $35 per share to the public. Before offering expenses of $0.5 million, we received proceeds of $433.2 million net of the underwriting discount. As cash flows from our operations are currently negative, our contractual obligations and other commitments are satisfied by the equity financing described above, our convertible note financing conducted in April 2020 described below, the Credit Facility described below, and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after March 1, 2023.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS (“the Credit Line”) providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21% in 2022. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. As of December 31, 2022, the total principal amount outstanding with accrued interest was $80.4 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Cash used in operating activities	$(431,501)	$(335,236)	$(182,512)
Cash provided by (used in) investing activities	330,338	(205,193)	(331,461)
Cash provided by financing activities	482,640	576,188	500,847
Net increase (decrease) in cash, cash equivalents and restricted cash	381,477	35,759	(13,126)
Cash, cash equivalents and restricted cash, beginning of period	84,614	48,855	61,981
Cash, cash equivalents and restricted cash, end of year	$466,091	$84,614	$48,855

Cash Used in Operating Activities

Cash used in operating activities during the year ended December 31, 2022 was $431.5 million. The net loss of $547.8 million includes $200.9 million in non-cash charges resulting from $16.7 million of depreciation and amortization, $9.2 million milestone expense for in-process research and development, $13.8 million of non-cash lease expense, $152.4 million of stock-based compensation expense, $4.8 million premium amortization and discount accretion on investment securities, $0.9 million loss on investments, $1.2 million for amortization of debt discount and issuance cost, $0.3 million  in other non-cash benefits, and $1.8 million of provision for credit losses offset by $0.2 million of inventory reserve adjustments. Operating assets had cash outflows of $133.6 million resulting from $124.1 million in increases in accounts receivable, $8.3 million in increases in inventory, and $1.2 million in increases in prepaid expenses and other current assets. Operating liabilities resulted in cash inflows of $49.0 million resulting from a $5.5 million increase in accounts payable, a $3.1 million increase in accrued compensation, a $47.7 million increase in other accrued liabilities, a $2.1 million increase in deferred revenue offset by a $9.4 million decrease in operating lease liabilities.

Cash used in operating activities during the year ended December 31, 2021 was $335.2 million. The net loss of $471.7 million includes $182.5 million in non-cash charges resulting from $11.3 million of depreciation and amortization, $35.6 million expense of in-process research and development, $10.9 million of non-cash lease expense, $115.2 million of stock-based compensation expense, $0.6 million of inventory reserve adjustments, $7.8 million premium amortization and discount accretion on investment securities, $1.2 million for amortization of debt discount and issuance cost, $0.1 million in other non-cash benefits, offset by $0.2 million of provision for credit losses. Operating assets had cash outflows of $54.0 million resulting from $43.4 million in increases in accounts receivable, $7.5 million in increases in inventory, and $0.2 million in increases in prepaid expenses and $2.9 million in increases of other current assets. Operating liabilities resulted in cash inflows of $8.0 million resulting from a $19.2 million increase in accounts payable, a $10.5 million increase in accrued compensation, a $32.7 million increase in other accrued liabilities, offset by a $44.2 million decrease in deferred revenue and a $10.3 million decrease in operating lease liabilities.

Cash Used in Investing Activities

Cash provided by investing activities for the year ended December 31, 2022 totaled $330.3 million, which was comprised of $248.4 million in proceeds from sale of investments and $216.5 million proceeds of investments maturities, offset by $86.9 million purchases of new investments and $47.7 million in cash paid for the purchase of property and equipment.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 totaled $482.6 million comprised of $433.2 million net proceeds from our equity offering completed in the fourth quarter of 2022, $30.0 million proceeds from Credit Line, $13.0 million in issuance of common stock under the employee stock purchase plan, and $6.4 million cash proceeds from the exercise of stock options.

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

Credit Line

The short-term debt obligations consist of the $80.4 million principal amount drawn from the UBS Credit Line (the “Credit Line’) and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21% in 2022. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. Please refer to Note 10, Debt, for further details.

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

Inventory purchase and other contractual obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, testing, manufacturing, and other services for operational purposes. The contractual obligations also include the potential earnout payment from our IPR&D asset acquisition less the portion accrued on the Balance Sheet. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures. Please refer to Note 8, Commitments and Contingencies for further details.

The following table summarizes our unconditional purchase and contractual commitments as of December 31, 2022:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Short-term debt obligations(1)	80,000	80,000	—	—	—
Long-term debt obligations(2)	287,500	—	—	287,500	—
Interest accrued on debt(3)	1,428	1,428	—	—	—
Inventory purchase and other contractual obligations(4)	78,353	57,530	20,742	81	—
Total	$447,281	$138,958	$20,742	$287,581	$—

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represents the principal amount of our Convertible Notes due 2027.
(3)	Represents interest accrued on our Convertible Notes and Credit Line.
(4)	Represents various inventory purchase and other contractual obligations. Please refer to contractual commitments disclosures provided in Note 8, Commitments and contingencies for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of December 31, 2022. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $4.3 million annually in relation to amounts we would expect to earn, based on our short-term investments as of December 31, 2022.

For the fiscal year ending December 31, 2022, compared to the fiscal year ending December 31, 2021, our total comprehensive loss increased by approximately $7.5 million due to the increase average yield rate.

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

Inflation Risk

As of the date of filing of this Annual Report, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates, higher interest rates, and lower equity prices may also negatively affect demand for our product offerings, our ability to raise capital and cashflow impact. The Company’s inability or failure to fully offset any such higher costs could harm the Company’s business, financial condition, and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATERA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Natera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natera, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Genetic Test Revenue
Description of the Matter

For the year ended December 31, 2022, the Company’s revenue from sales of genetic tests was $797.3 million. As explained in Note 3 of the consolidated financial statements, revenue from genetic tests is recognized upon delivery of the test results. The revenue recognized for the genetic tests billed to insurance carriers, patients or a combination of insurance carriers and patients is based on an estimate of the total consideration expected to be received for the genetic tests. In particular, the estimate of total consideration is affected by assumptions of reimbursement from patients and insurance carriers, including estimates for disallowed cases and refunds.

Auditing the measurement of revenue related to the Company’s genetic tests billed to insurance carriers, patients or a combination of insurance carriers and patients was complex due to the required analysis of extensive data to determine the total consideration to be received by the Company for delivered tests and the amounts involved are material to the financial statements taken as a whole.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the measurement of revenue related to the genetic tests billed to insurance carriers, patients or a combination of insurance carriers and patients. This included testing controls related to management’s review of the significant assumptions and inputs used in the determination of the estimated amount that would be collected for tests performed during the period. We also tested controls over the data used by management in determining this estimate, including the completeness and accuracy of the data.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012

San Mateo, California

March 1, 2023

Natera, Inc.

Consolidated Balance Sheets

(in thousands, except par value per share amount)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$466,005	$84,386
Restricted cash	86	228
Short-term investments	432,301	829,896
Accounts receivable, net of allowance of $3,830 in 2022 and $2,429 in 2021	244,385	122,074
Inventory	35,406	26,909
Prepaid expenses and other current assets	33,634	29,645
Total current assets	1,211,817	1,093,138
Property and equipment, net	92,453	65,516
Operating lease right-of-use assets	71,874	59,013
Other assets	18,330	18,820
Total assets	$1,394,474	$1,236,487

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,148	$27,206
Accrued compensation	44,010	40,941
Other accrued liabilities	144,214	93,353
Deferred revenue, current portion	10,777	7,404
Short-term debt financing	80,350	50,052
Total current liabilities	310,499	218,956
Long-term debt financing	281,653	280,394
Deferred revenue, long-term portion	20,001	21,318
Operating lease liabilities, long-term portion	76,577	61,036
Other long-term liabilities	—	1,479
Total liabilities	688,730	583,183
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at December 31, 2022 and 2021, respectively; 111,255 and 95,140 shares issued and outstanding at December 31, 2022 and 2021, respectively	11	10
Additional paid in capital	2,664,730	2,050,417
Accumulated deficit	(1,942,635)	(1,394,836)
Accumulated other comprehensive loss	(16,362)	(2,287)
Total stockholders’ equity	705,744	653,304
Total liabilities and stockholders’ equity	$1,394,474	$1,236,487

See accompanying notes.

Natera, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020

Revenues
Product revenues	$797,307	$580,080	$377,877
Licensing and other revenues	22,915	45,406	13,128
Total revenues	820,222	625,486	391,005
Cost and expenses
Cost of product revenues	453,632	315,195	200,097
Cost of licensing and other revenues	2,624	3,223	3,523
Research and development	316,415	264,208	100,035
Selling, general and administrative	588,591	511,034	303,627
Total cost and expenses	1,361,262	1,093,660	607,282
Loss from operations	(541,040)	(468,174)	(216,277)
Interest expense	(9,319)	(8,305)	(15,082)
Interest and other income, net	3,538	5,381	7,562
Loss on debt extinguishment	—	—	(5,848)
Loss before income taxes	(546,821)	(471,098)	(229,645)
Income tax expense	(978)	(618)	(98)
Net loss	$(547,799)	$(471,716)	$(229,743)
Unrealized gain (loss) on available-for-sale securities, net of tax	(14,075)	(6,546)	3,340
Comprehensive loss	$(561,874)	$(478,262)	$(226,403)

Net loss per share (Note 13):
Basic and diluted	$(5.57)	$(5.21)	$(2.84)

Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	98,408	90,558	81,011

See accompanying notes.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)
Balance as of December 31, 2019	78,005	$8	$976,955	$919	$(699,171)	$278,711
Issuance of common stock upon exercise of stock options	2,092	—	23,524	—	—	23,524
Issuance of common stock under employee stock purchase plan	234	—	7,114	—	—	7,114
Vesting of restricted stock	1,100	—	—	—	—	—
Stock-based compensation	—	—	50,171	—	—	50,171
Unrealized gain on available-for sale securities	—	—	—	3,340	—	3,340
ASC 326 Adoption - CECL	—	—	—	—	(404)	(404)
Equity component of Convertible Notes, net	—	—	82,873	—	—	82,873
Issuance of common stock for public offering, net	4,792	1	270,649	—	—	270,650
Net loss	—	—	—	—	(229,743)	(229,743)
Balance as of December 31, 2020	86,223	9	1,411,286	4,259	(929,318)	486,236
Issuance of common stock upon exercise of stock options	1,165	—	11,816	—	—	11,816
Issuance of common stock under employee stock purchase plan	186	—	13,550	—	—	13,550
Vesting of restricted stock	2,117	—	—	—	—	—
Stock-based compensation	—	—	115,219	—	—	115,219
Unrealized loss on available-for sale securities	—	—	—	(6,546)	—	(6,546)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	(82,876)	—	6,198	(76,678)
Issuance of common stock for public offering, net	5,175	1	550,821	—	—	550,822
Issuance of common stock for IPR&D acquisition	274	—	30,601	—	—	30,601
Net loss	—	—	—	—	(471,716)	(471,716)
Balance as of December 31, 2021	95,140	10	2,050,417	(2,287)	(1,394,836)	653,304
Issuance of common stock upon exercise of stock options	828	—	6,411	—	—	6,411
Issuance of common stock under employee stock purchase plan	437	—	13,037	—	—	13,037
Vesting of restricted stock	1,480	—	—	—	—	—
Stock-based compensation	—	—	152,384	—	—	152,384
Unrealized loss on available-for sale securities	—	—	—	(14,075)	—	(14,075)
Issuance of common stock for public offering, net	13,145	1	433,191	—	—	433,192
Issuance of common stock for IPR&D milestone	225	—	9,290	—	—	9,290
Net loss	—	—	—	—	(547,799)	(547,799)
Balance as of December 31, 2022	111,255	$11	$2,664,730	$(16,362)	$(1,942,635)	$705,744

Natera, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(547,799)	$(471,716)	$(229,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,702	11,254	8,613
Expensed in-process research and development	9,290	35,604	—
Non-cash lease expense	13,770	10,926	7,834
Stock-based compensation	152,384	115,219	50,171
Inventory reserve adjustments	(240)	628	(163)
Premium amortization and discount accretion on investment securities	4,837	7,814	5,761
(Gain) loss on investments	906	(46)	(105)
Unrealized losses on investment securities	(2)	(11)	—
Amortization of debt discount and issuance cost	1,259	1,227	149
Other non-cash benefits (charges)	302	94	(149)
Provision for credit losses	1,770	(156)	1,354
Loss on debt extinguishment	—	—	5,848
Accretion of Convertible Note	—	—	7,048
Changes in operating assets and liabilities:
Accounts receivable	(124,081)	(43,353)	(25,831)
Inventory	(8,257)	(7,506)	(7,474)
Prepaid expenses and other current assets	(1,196)	(249)	(14,393)
Other assets	(6)	(2,933)	(60)
Accounts payable	5,462	19,222	(118)
Accrued compensation	3,069	10,569	14,284
Operating lease liabilities	(9,377)	(10,296)	(8,993)
Other accrued liabilities	47,650	32,682	10,340
Deferred revenue	2,056	(44,209)	(6,895)
Other long term liabilities	—	—	10
Net cash used in operating activities	(431,501)	(335,236)	(182,512)
Investing activities:
Purchases of investments	(86,947)	(876,095)	(685,239)
Proceeds from sale of investments	248,482	187,580	30,067
Proceeds from maturity of investments	216,500	532,910	343,315
Purchases of property and equipment, net	(47,697)	(41,030)	(19,604)
Cash paid for acquisition of an asset	—	(8,558)	—
Net cash used in investing activities	330,338	(205,193)	(331,461)
Financing activities:
Proceeds from exercise of stock options	6,411	11,816	23,524
Proceeds from issuance of common stock under employee stock purchase plan	13,037	13,550	7,114
Proceeds from Convertible Note, net of issuance costs	—	—	278,316
Loan payment	—	—	(78,757)
Proceeds from public offering, net of issuance cost	433,192	550,822	270,650
Proceeds from Credit Line	30,000	—	—
Net cash provided by financing activities	482,640	576,188	500,847

Net increase (decrease) in cash equivalents and restricted cash	381,477	35,759	(13,126)
Beginning - cash equivalents & restricted cash	84,614	48,855	61,981
Ending - cash equivalents and restricted cash	$466,091	$84,614	$48,855
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$549	$283	$67
Cash paid for interest	$8,060	$7,077	$3,296
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$(1,940)	$5,173	$2,781

See accompanying notes

Natera, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the “Company”) was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change the management of disease worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with its statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. The Company’s technology has been proven clinically and commercially in the women’s health space, in which it develops and commercializes non- or minimally-invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome.  The Company is now translating its success in women’s health and applying its core technology to the oncology market, in which it is commercializing a personalized blood-based DNA test to detect molecular residual disease and monitor disease recurrence, as well as to the organ health market, initially with a test to assess kidney transplants for rejection. The Company operates laboratories in Austin, Texas and San Carlos, California certified under the Clinical Laboratory Improvement Amendments ("CLIA") providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health.

The Company's key product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus as well as in twin pregnancies, typically with a blood draw from the mother; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Signatera molecular residual disease (“MRD”) test, which detects circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease and monitor for recurrence; and Prospera, to assess organ transplant rejection. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation, a cloud-based software platform that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch their own tests based on the Company’s technology.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Some items in the prior period financial statements, including product revenues and costs of product revenues, were reclassified to conform to the current presentation. Revenues and costs related to tests associated with research use only (“RUO”) and companion diagnostics purposes are classified in product revenues and cost of product revenue, respectively. To conform with the presentation in the current period, (i) revenues related to these products during the years ended December 31, 2021 and 2020 of $12.9 million and $10.7 million, respectively, have been reclassified from licensing and other revenues to product revenues; and (ii) costs related to these products during the years ended December 31, 2021 and 2020 of $12.5 million and of $14.2 million, respectively, have been reclassified from cost of licensing and other revenues to cost of product revenues.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $547.8 million for the year ended December 31, 2022 and an accumulated deficit of $1.9 billion as of December 31, 2022. As of December 31, 2022, the Company had $466.1 million in cash, cash equivalents, and restricted cash, $432.3 million in marketable securities, $80.4 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”). As of December 31, 2022, the Company had $70.0 million remaining available on the Credit Line.

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

Further, additional consideration aggregating up to approximately $35.0 million may be paid in an estimated 269,547 of additional shares, consistent with the registration statement filed with the SEC on September 10, 2021, that are potentially issuable to legacy shareholders of this third party upon the achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which will be revalued at each reporting date and amount of compensation expense will be adjusted accordingly. In November 2022, the remaining consideration was modified, resulting in a $10.0 million milestone payment primarily made in the form of the Company’s stock in December 2022 and a remaining $15.0 million milestone payment estimated to be payable by March 31, 2023 primarily in the form of the Company’s stock.

The Company assessed the remaining milestone as probable as of December 31, 2022. As achievement of the milestone is contingent upon the continued employment of certain selling shareholders, the Company accounted for the consideration related to all of the milestones as compensation expenses and recognized these expenses ratably over the estimated performance period.

In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount. In November 2022, the Company completed an underwritten equity offering and sold 13,144,500 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.5 million, the Company received proceeds of $433.2 million net of the underwriting discount. Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after March 1, 2023.

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

Revenue

The total consideration which the Company expects to be entitled to from patients and insurance carriers in exchange for the Company's products is a significant estimate when the Company calculates Average Selling Price based on the contractual pricing agreed to with each insurance carrier for each test (CPT code) performed adjusted for variable consideration related to historical percent of cases allowed, historical percent of patient responsibility collected, and historical percent of contract price collected from insurance carriers. The Company uses the expected-value approach of estimating variable consideration.  The Company also considers recent trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or insurance coverages.  For insurance carriers with similar reimbursement characteristics, the Company uses a portfolio approach to estimate the effects of variable consideration. The Company also applies a constraint to the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods.

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

The Company uses the Black‑Scholes option‑pricing model to estimate the fair value of stock options issued to employees and non-employees. Stock-based compensation expense for stock-based awards are based on their grant date fair value. The fair value of stock option awards is recognized as compensation expense on a straight-line basis over the requisite service period in which the awards are expected to vest and forfeitures are estimated based on historical trends at the time of grant and revised as necessary. Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, we calculate the expected term based on the weighted average actual terms of stock option awards. We determine expected volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

The Monte Carlo simulation model is used to estimate the fair value of market-based condition awards. The model requires the input of the Company's expected stock price and peer stock price volatility, the expected term of the awards, and a risk-free interest rate. Determining these assumptions requires judgment. See further discussion on the valuation assumptions used under Note 9.

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. See further discussion in Note 12, Income Taxes.

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

Other accrued liabilities

The Company uses estimates, judgments, and assumptions to determine liabilities primarily related to refunds reserve, tax-related liabilities, payroll and related expenses, marketing liabilities, clinical trials and other operating expenses. Estimates consist of historical trends, analytical procedures, review of supporting documentation, inquiries with supply partners and vendors, and other relevant assumptions. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain contacts with vendors, liabilities related to clinical trials, reserves associated with insurance and general overpayments, and the provision for income taxes. Although the Company believe its estimates, assumptions, and judgment are reasonable, it is based upon information presently available and are subject to change.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, liquid demand deposits, and money market funds with financial institutions. Highly liquid investments purchased with an original maturity of three months or less are also considered cash equivalents.

Restricted Cash

Restricted cash is currently presented as a separate line item in the Company’s balance sheet. In the statements of cash flows, it is included together with cash and cash equivalents and considered as part of the total ending cash balance. The following is the reconciliation between how restricted cash is presented in the balance sheet and the statements of cash flows for all periods presented:

	December 31,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents in balance sheet	$466,005	$84,386
Restricted cash, current portion in balance sheet	86	228
Total cash, cash equivalents and restricted cash in statements of cash flows	$466,091	$84,614

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

For the years ended December 31, 2022, 2021, and 2020, there were no customers exceeding 10% of total revenues on an individual basis. As of December 31, 2022 and 2021, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to Constellation clients, development and support services relating to our strategic partnership agreements, and other costs.

Research and Development

The Company records research and development costs in the period incurred. Research and development costs consist of personnel costs, including stock-based compensation expense, contract services, cost of materials utilized in performing tests, costs of clinical trials and allocated facilities and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $1.8 million, $2.2 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Product Shipment Costs

The Company expenses product shipment costs in cost of product revenues in the accompanying statements of operations. Shipping and handling costs for the years ended December 31, 2022, 2021, and 2020 were $36.0 million, $22.0 million, and $13.3 million, respectively.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $5.9 million and $2.3 million as of December 31, 2022 and 2021, respectively. Amortization expense for amounts previously capitalized for the years ended December 31, 2022, 2021, and 2020, was $0.2 million, $1.1 million, and $1.0 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments.

	December 31,
	2022	2021

	(in thousands)
Beginning balance	$(2,287)	$4,259
Net unrealized loss on available-for-sale securities, net of tax and foreign currency translation adjustment	(14,075)	(6,546)
Ending balance	$(16,362)	$(2,287)

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

Inventory

Inventory is valued at the lower of the standard cost, which approximates actual cost, or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Inventory consists entirely of supplies, which are consumed when providing its test reports, and therefore does not maintain any finished goods inventory. The Company enters into inventory purchases and commitments so that it can meet future delivery schedules based on forecasted demand for its tests.

The Company recorded inventory obsolescence charges totaling $0.2 million, $0.9 million, and $0.2 million, in the years ended December 31, 2022, 2021, and 2020, respectively.

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848) was issued which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Early adoption of this ASU is permitted, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company’s financial instruments which were previously in the scope of ASU 2020-04 include the UBS credit line agreement, which bore interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

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

The total consideration which the Company expects to be entitled to from patients and insurance carriers in exchange for the Company's products is determined based on agreements with insurance carriers, effects of variable consideration, and customary business practices. The transaction price is estimated based on the contractual pricing agreed to with each insurance carrier for each test (CPT code) performed adjusted for variable consideration related to historical percent of cases allowed, historical percent of patient responsibility collected, and historical percent of contract price collected from insurance carriers. The Company uses the expected-value approach of estimating variable consideration.  The Company also considers recent trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or insurance coverages.  For insurance carriers with similar reimbursement characteristics, the Company uses a portfolio approach to estimate the effects of variable consideration. The Company also applies a constraint to the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods. The total consideration which the Company expects to be entitled to from lab partners is generally fixed, but can be variable depending on the volume of tests performed, which is estimated using the expected-

value approach. For insurance carriers, laboratory partners and patients, the Company allocates the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

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

Product revenue is recognized in an amount that equals to the total consideration (as described above) at a point in time when the test results are delivered. The Company reserves certain amounts in other accrued liabilities on the balance sheet in anticipation of requests for refunds of payments previously made by insurance carriers, which are accounted for as reductions in product revenues in the statement of operations and comprehensive loss. During the years ended December 31, 2022, 2021, and 2020, $7.4 million, $5.7 million, and $5.4 million, respectively, were released from amounts previously held in reserves in other accrued liabilities and recognized as product revenue.

Signatera Product Revenues with Pharmaceutical Companies

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

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from its strategic collaboration agreements, such as those with BGI Genomics Co., Ltd. and Foundation Medicine, Inc.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement with BGI Genomics Co., Ltd. (“BGI Genomics”) to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The agreement has a term of ten years and expires in February 2029. According to the agreement, the Company is entitled to a total of $50 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. During the three months ended June 30, 2019, the Company received $35.6 million, net of withholding taxes, of these amounts. Also, as required by the agreement with BGI Genomics, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods aggregating to $10.0 million were originally recorded in other assets on the Balance Sheet. During the year ending December 31, 2022, $4.0 million was reclassified as prepaid expenses and other current assets. During the year ending December 31, 2022, the Company recognized $4.5 million as revenue upon achieving a milestone.

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

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones. As of December 31, 2022, the Company has invoiced and received a payment of $16.8 million for all milestones achieved through December 2022.

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

Disaggregation of Revenues

The following table shows disaggregation of revenues by payer types:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Insurance carriers	$690,754	$492,563	$300,220
Laboratory partners	94,910	100,019	58,196
Patients	34,558	32,904	32,589
Total revenues	$820,222	$625,486	$391,005

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
United States	$785,849	$590,872	$365,660
Americas, excluding U.S.	3,705	4,047	3,469
Europe, Middle East, India, Africa	16,640	20,429	14,332
Asia Pacific and Other	14,028	10,138	7,544
Total	$820,222	$625,486	$391,005

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	December 31,	December 31,
	2022	2021

	(in thousands)
Assets:
Accounts receivable	$244,385	$122,074
Liabilities:
Deferred revenue, current portion	$10,777	$7,404
Deferred revenue, long-term portion	20,001	21,318
Total deferred revenues	$30,778	$28,722

The following table shows the changes in the balance of deferred revenues during the period:

	Balance at	Balance at
	December 31,	December 31,
	2022	2021

	(in thousands)
Beginning balance	$28,722	$72,930
Increase in deferred revenues	28,978	7,915
Reclasses from deferred revenues to other short-term liabilities	(337)	(10,080)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(8,782)	(37,784)
Revenue recognized from performance obligations satisfied within the same period	(17,803)	(4,259)
Ending balance	$30,778	$28,722

During the year ended December 31, 2022, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $8.8 million with approximately $5.4 million related to BGI Genomics and Foundation Medicine, and the remaining $3.3 million related to genetic testing services. During the year ended December 31, 2022, $17.8 million was recognized as deferred revenue and later earned as revenue in the same period with approximately $6.4 million related to BGI Genomics and Foundation Medicine, and the remaining $11.4 million related to genetic testing services. The current portion of deferred revenue includes $10.7 million from genetic testing services and $0.1 million from the BGI Genomics agreement. The non-current portion of deferred revenue includes $20.0 million from the BGI Genomics agreement.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	December 31, 2022				December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$283,358	$—	$—	$283,358	$10,041	$—	$—	$10,041
Liquid demand deposits	125,596	—	—	125,596	—	—	—	—
U.S. Treasury securities	346,057	—	—	346,057	688,097	—	—	688,097
Corporate bonds and notes	—	23,529	—	23,529	—	52,337	—	52,337
Municipal securities	—	62,715	—	62,715	—	89,462	—	89,462
Total financial assets	$755,011	$86,244	$—	$841,255	$698,138	$141,799	$—	$839,937

Fair Value of Short-Term and Long-Term Debt:

As of December 31, 2022, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line, which are not presented at fair value on the Consolidated Balance Sheets as of December 31, 2022 and 2021, was $80.4 million and $50.1 million, respectively, and were based upon observable Level 1 inputs, including the interest rate based on the 30-day SOFR average, plus 1.21% (see Note 10, Debt).

As of December 31, 2022, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Consolidated Balance Sheets as of December 31, 2022 and 2021, was $358.4 million and $715.7 million, respectively, was based upon observable Level 2 inputs, including pricing information from recent trades of the Convertible Notes (see Note 10, Debt).

5.    Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

	(in thousands)
Money market deposits	$283,358	$—	$—	$283,358	$10,041	$—	$—	$10,041
Liquid demand deposits	125,596	—	—	125,596	—	—	—	—
U.S. Treasury securities (1)	358,385	—	(12,328)	346,057	689,640	1,081	(2,624)	688,097
Corporate bonds and notes (1)	24,045	—	(516)	23,529	52,729	—	(392)	52,337
Municipal securities	65,973	1	(3,259)	62,715	89,814	261	(613)	89,462
Total	$857,357	$1	$(16,103)	$841,255	$842,224	$1,342	$(3,629)	$839,937

Classified as:
Cash equivalents (2)				$408,954				$10,041
Short-term investments				432,301				829,896
Total				$841,255				$839,937

(1) Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.

(2)	Cash equivalents includes cash sweep accounts, liquid demand deposits and U.S. Treasury money market mutual funds.

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). The Company sold $248.5 million and $187.6 million of investments during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the amount of gross realized losses upon sales of investments were $0.9 million. The amount of gross realized gains and losses in 2021 were insignificant. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of December 31, 2022, the Company had 61 investments in an unrealized loss position in its portfolio. The fair value for investment securities at an unrealized loss position as of December 31, 2022 was $430.8 million. An allowance for credit losses was not necessary as decrease in the fair market value for a majority of the available-for-sale securities was as a result of a significant average yield rate decrease for similar securities as of December 31, 2022. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury securities	$18,677	$(565)	$327,374	$(11,762)	$346,051	$(12,327)
Corporate bonds and notes	—	—	23,529	(516)	23,529	(516)
Municipal securities	16,371	(127)	44,843	(3,133)	61,214	(3,260)
Total	$35,048	$(692)	$395,746	$(15,411)	$430,794	$(16,103)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of December 31, 2022:

	December 31, 2022
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$329,499	$320,708
Greater than one year but less than five years	118,904	111,593
Total	$448,403	$432,301

6.    Balance Sheet Components

Credit Losses

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable for the years ended December 31, 2022, 2021 and 2020:

	December 31,	December 31,	December 31,
	2022	2021	2020

	(in thousands)
Beginning balance	$2,429	$4,220	$2,919
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	404
Provision for credit losses	1,770	(156)	1,354
Write offs	(369)	(1,635)	(457)
Ending balance	$3,830	$2,429	$4,220

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2022	2021

		(in thousands)
Machinery and equipment	3-5 years	$66,262	$33,722
Computer equipment	3 years	1,308	4,893
Purchased and capitalized software held for internal use	3 years	5,464	2,395
Leasehold improvements	Lesser of useful life or lease term	29,747	13,640
Construction-in-process		25,370	30,279
		128,151	84,929
Less: Accumulated depreciation and amortization		(35,698)	(19,413)
Total Property and Equipment, net		$92,453	$65,516

The Company’s property and equipment are primarily located in the United States.

During the years ended December 31, 2022 and 2021, depreciation expense of $16.7 million and $11.3 million was recorded, respectively. There were no material write-offs of fully depreciated assets in the year ended December 31, 2022. During the year ended December 31, 2021, the Company wrote off $41.9 million in fully depreciated assets. The Company did not incur any material impairment charges during the year ended December 31, 2022 or December 31, 2021.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Accrued paid time off	$2,930	$2,567
Accrued commissions	11,821	15,726
Accrued bonuses	20,426	15,854
Other accrued compensation	8,833	6,794
Total accrued compensation	$44,010	$40,941

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Reserves for refunds to insurance carriers	$18,948	$17,210
Accrued charges for third-party testing	17,036	5,849
Testing and laboratory materials from suppliers	13,281	3,799
Marketing and corporate affairs	8,943	7,853
Legal, audit and consulting fees	36,710	11,758
Accrued shipping charges	485	969
Sales and income taxes payable	4,319	2,230
Accrued third-party service fees	6,631	13,442
Clinical trials and studies	23,301	11,218
Operating lease liabilities, current portion	7,639	5,752
Property and equipment purchases	1,821	1,853
Other accrued interest	1,078	1,078
Other accrued expenses	4,022	10,342
Total other accrued liabilities	$144,214	$93,353

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When and if these previously accrued amounts are no longer required based on actual refunds requested, any remaining reserve amounts are released. When the Company releases these previously accrued amounts, they are recognized as product revenues in the statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

	(in thousands)
Beginning balance	$17,210	$17,366
Additional reserves	23,718	16,340
Refunds to carriers	(14,558)	(10,784)
Reserves released to revenue	(7,422)	(5,712)
Ending balance	$18,948	$17,210

7.    Leases

Operating Leases

In September 2015, the Company entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The original lease term was 132 months beginning in December 2015 and expiring in November 2026 with monthly payments beginning in December 2016. In December 2021, the Company entered into an amendment of the Austin lease agreement which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces (the “First Expansion Premises” and the “Second Expansion Premises”). The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commenced in September 2022. The terms of the First and Second Expansion Premises expire in March 2033.

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

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises are used for general office, laboratory and research use. The annual lease payment starts at $0.9 million and will escalate annually commencing in December 2021. In December 2022, the Company exercised the renewal option of the South San Francisco lease agreement. In January 2023, the Company entered in an amendment to extend the lease term of the South San Francisco premises by three years, through November 2026.

As part of the IPR&D asset acquisition in September 2021, the Company inherited a 24-month lease for 7,107 square feet of laboratory space in Canada. The annual lease payment starts at $0.2 million and will expire in August 2023.

For the year ended December 31, 2022, the Company recorded noncash activities of $22.1 million primarily related to additional right-of-use assets of which $20.1 million was a result of the first and second Austin expansion premises. For the year ended December 31, 2021, the Company recorded noncash activities of $44.4 million primarily related to additional right-of-use assets of which $29.7 million was a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

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

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

December 31,
2022
(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$7,639
Operating lease liabilities, long-term portion	76,577
Total operating lease liabilities	$84,216

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of December 31, 2022, the weighted-average remaining lease term was 7.53 years and the weighted-average discount rate was 6.7%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Total lease expense recognized in the statements of operations and comprehensive loss were $13.8 million, $10.9 million, and $7.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $9.4 million, $10.3 million, and $9.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of December 31, 2022 is as follows:

Operating Leases
(in thousands)
Year ending December 31:
2023	$12,443
2024	16,007
2025	16,352
2026	16,732
2027	13,676
2028 and thereafter	33,992
Total future minimum lease payments	109,202
Less: imputed interest	(24,986)
Operating lease liabilities	$84,216

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

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents. The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three patents invalid. This finding was affirmed on appeal in July 2022 by the United States Court of Appeals for the Federal Circuit, and  CareDx’s petition for a rehearing has been denied. In the second CareDx Patent Case, the Company alleges, in suits filed in January 2020 and May 2022, infringement by CareDx of three of the Company’s patents, seeking unspecified damages and injunctive relief. The case is currently pending and is scheduled for trial in January 2024.

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

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Various parties, including Natera, have filed petitions challenging the validity of the asserted patents with the United States Patent and Trademark Office, all of which were instituted for review. The petitions filed by the Company and certain others remain pending. The lawsuit against the Company has been stayed pending the outcome of these petitions.

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

The Company is involved in litigation against Guardant, Inc. (“Guardant”). On or about May 27, 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. On or about May 28, 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant. In the California action, the Company has answered Guardant’s complaint and has asserted the claims from the action it dismissed in Texas as counterclaims, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Trial is currently scheduled for July 2023.

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit, which is currently pending before the Court.

In February 2022, two purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California. Each suit was filed by an individual patient alleging various causes of action related to the marketing of Panorama and seeking, among other relief, class certification, monetary damages, attorneys’ fees, and costs. In May 2022, these matters were consolidated into one lawsuit. The Company has filed a motion to dismiss the consolidated lawsuit, which is currently pending before the Court.

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

A purported class action lawsuit was filed against the Company and certain of its management in the United States District Court for the Western District of Texas, asserting claims under Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 thereunder. The complaint, filed in April 2022 and amended in October 2022 (to include, among others, the claims raised in the lawsuit discussed in the preceding paragraph), alleges, among other things, that the management defendants made materially false or misleading statements, and/or omitted material information that was required to be disclosed, about certain of the Company’s products and operations. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs. The Company has filed a motion to dismiss this lawsuit, which is currently pending before the Court.

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

Contractual Commitments

The following table sets forth the material unconditional purchase obligations and contractual commitments as of December 31, 2022 with a remaining term of at least one year:

Party	Total Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$16,900	December 2024
Material suppliers	15,665	June 2026
Application service providers	23,095	March 2026
Earnouts for development with third party (1)	2,679	March 2023
Other suppliers	20,014	Various
Total	$78,353

(1)	The earnouts for asset development represent the potential earnout payments for asset development with the acquired Canadian entity which are to be achieved upon the satisfaction of certain contractual conditions less the portion accrued on the Company’s Consolidated Balance Sheet. Upon achievement, the earnout consideration will primarily be paid in shares of the Company’s common stock, calculated based upon the fair market value of the Company’s common stock at the time such shares are issued.

9.    Stock-Based Compensation

Equity Plans

2015 Equity Incentive Plan

General.   The Company’s board of directors adopted its 2015 Equity Incentive Plan (the “2015 Plan”), in June 2015. The Company’s 2015 Plan replaced all of its prior stock plans.

Share Reserve.   The initial number of shares of the Company’s common stock available for issuance under the 2015 Plan was 3,451,495 shares. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2016, by a number equal to the least of:

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

2015 Employee Stock Purchase Plan

General.    The Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”), was adopted by its board of directors in June 2015 and its stockholders approved it in June 2015. The 2015 ESPP is intended to qualify under Section 423 of the Internal Revenue Code.

Share Reserve.    The Company has reserved 893,548 shares of its common stock for issuance under the 2015 ESPP. As of December 31, 2022, 3,303,261 shares were available for issuance under the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP will automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of:

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

The following table summarizes the offering activity during the years ended December 31, 2022 and 2021:

	Number of	Total
	Shares Purchased	Proceeds

Offering Period	(in thousands)
November 1, 2020 - April 30, 2021	106,435	$6,085
May 1, 2021 - October 31, 2021	79,820	$7,465
November 1, 2021 - April 30, 2022	284,583	$8,496
May 1, 2022 - October 31, 2022	171,721	$4,541

Stock Options

The following table summarizes option and RSU activity during the year ended December 31, 2022:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Life	Value
(in thousands, except for contractual life and exercise price)				(in years)
Balance at December 31, 2021	4,319	5,900	$17.54	5.40	$451,505
Additional shares authorized	3,500	—	$—
Options granted	(266)	266	$61.30
Options exercised	—	(828)	$7.74
Options forfeited/cancelled	38	(38)	$39.92
RSUs granted	(5,039)
RSUs forfeited/cancelled	711
Balance at December 31, 2022	3,263	5,300	$21.11	4.84	$131,385
Exercisable at December 31, 2022		4,585	$12.27	4.29	$129,670
Vested and expected to vest at December 31, 2022		5,253	$20.62	4.81	$131,276

The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 were $26.9 million, $97.0 million, and $184.7 million, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021, and 2020 were $61.30, $104.03, and $27.70 per share, respectively.

The total fair value of stock options vested during the years ended December 31, 2022, 2021, and 2020 were $49.0 million, $46.0 million, and $52.5 million, respectively.

Performance-based Awards

The Company grants certain senior-level executives performance stock options and units which vest based on either market and time-based service conditions or performance and time-based service conditions, which are referred to herein as performance-based awards. The Company has assessed the performance-based award with the appropriate valuation method and has recognized the applicable stock-based compensation expense. The following table summarizes the performance-based and market-based awards as of December 31, 2022:

Period Granted	Options Granted	RSUs Granted	Options Vested	RSUs Vested	Milestone	Valuation Method
(in thousands)
Q1 2020	150	300	150	300	(1)	Monte-Carlo Simulation
Q1 2020	—	436	—	408	(3)	Grant Date Stock Price
Q1 2020	129	—	129	—	(3)	Black-Scholes-Merton
Q2 2020	—	21	—	21	(3)	Grant Date Stock Price
Q3 2020	10	—	10	—	(4)	Black-Scholes-Merton
Q3 2020	—	27	—	17	(3)	Grant Date Stock Price
Q4 2020	—	32	—	19	(1)	Monte-Carlo Simulation
Q4 2020	—	22	—	2	(5)	Grant Date Stock Price
Q1 2021	150	125	—	—	(1)	Monte-Carlo Simulation
Q1 2021	—	279	—	15	(3)	Grant Date Stock Price
Q2 2021	163	—	—	—	(1)	Monte-Carlo Simulation
Q2 2021	29	—	—	—	(3)	Black-Scholes-Merton

Q2 2021	—	7	—	2	(3)	Grant Date Stock Price
Q4 2021	—	20	—	—	(1)	Monte-Carlo Simulation
Q4 2021	—	205	—	37	(3)	Grant Date Stock Price
Q1 2022	110	—	—	—	(3)	Black-Scholes-Merton
Q1 2022	—	849	—	—	(3)	Grant Date Stock Price
Q2 2022	—	103	—	—	(3)	Grant Date Stock Price
Q3 2022	—	54	—	4	(2)	Grant Date Stock Price
Q4 2022	—	4	—	—	(2)	Grant Date Stock Price

(1)	The awards vest based on the achievement of certain values of the Company’s common stock at multiple thresholds within certain periods and are contingent upon the completion of requisite service through the date of such vesting.
(2)	The vesting of the awards will be triggered after the end of the achievement milestone, as measured by the Company.
(3)	The awards vest based on achievement of certain revenue targets, units, and system implementation, contingent upon the completion of requisite service through the date of such vesting.
(4)	The awards have vested based on a change of coverage.
(5)	The awards will vest based on achievement of certain revenue and recruiting targets.

The Company has recognized $48.2 million in stock-based compensation for performance-based awards for the year ended December 31, 2022 compared to $50.3 million in stock-based compensation for performance-based awards for the year ended December 31, 2021.

No performance-based awards with market conditions estimated using a Monte Carlo simulation model were granted in the current year. The fair value of the performance-based awards with market conditions granted estimated using a Monte Carlo simulation model used the following inputs for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Risk-free interest rate	—	0.80%	—	1.52%
Expected dividend yield	—			—
Expected volatility	—			60%
Expected term (years)	—	7.25	—	10.00

Restricted Stock Units

The following table summarizes unvested restricted stock unit (“RSU”) activity for the year ended December 31, 2022:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance at December 31, 2021	3,988	$74.33
Granted	5,039	$43.82
Vested	(1,480)	$58.58
Cancelled/Forfeited	(711)	$56.26
Balance at December 31, 2022	6,836	$57.12

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

The following table presents the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the years ended December 31, 2022, 2021, and 2020.

	Year ended December 31,
	2022			2021			2020
	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$7,905	$—	$7,905	$4,811	$—	$4,811	$1,691	$—	$1,691
Research and development	44,655	1,890	46,545	24,507	1,361	25,868	10,777	647	11,424
Selling, general and administrative	97,379	555	97,934	84,368	172	84,540	36,747	309	37,056
Total	$149,939	$2,445	$152,384	$113,686	$1,533	$115,219	$49,215	$956	$50,171

As of December 31, 2022, approximately $265.1 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.6 years.

Valuation of Stock Option Grants to Employees and Non-Employees

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. The following valuation assumptions were applied on both the employee and non-employee options. In the same period of the prior year, the valuation assumptions as follows were only used for stock options granted to employees.

	Year ended December 31,
	2022			2021			2020
Expected term (years)	5.12	—	10.00	5.11	—	10.00	5.22	—	10.00
Expected volatility	55.91%	—	62.30%	55.33%	—	63.30%	49.94%	—	61.96%
Expected dividend rate			0%			0%			0%
Risk-free interest rate	1.62%	—	4.16%	0.81%	—	1.67%	0.31%	—	1.70%

As of December 31, 2022, total options outstanding include 2,860 shares of option awards that were granted to non-employees, of which all are vested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10.    Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which can be drawn down in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21% in 2022. The SOFR rate is variable. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded interest expense of $1.6 million, $0.6 million, and $0.8 million, respectively. Interest payments totaling $1.6 million, $0.6 million, and $0.8 million had been made on the Credit Line during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, remaining accrued interest was $0.4 million, and the total principal amount outstanding including accrued interest was $80.4 million.

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

Upon adoption of ASU 2020-06, the Company reallocated all of the debt discount to long-term debt financing. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balance as of December 31, 2022 is summarized in the following table:

December 31,
2022
(in thousands)
Liability Component
Outstanding Principal	$287,500
Unamortized debt discount and debt issuance cost	(5,847)
Net carrying amount	$281,653

The following table presents total interest expense recognized related to the Convertible Notes during the year ended December 31, 2022:

December 31,
2022
(in thousands)
Cash interest expense
Contractual interest expense	$6,469
Non-cash interest expense
Amortization of debt discount and debt issuance cost	1,259
Total interest expense	$7,728

11.     Stockholders’ Equity

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

On September 10, 2021, the Company entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development primarily in exchange for an equity consideration payment. The total upfront acquisition consideration amounts to $35.6 million composed of the issuance of 276,346 shares of the Company's common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset. In November 2022, the remaining consideration was modified, resulting in a $10.0 million milestone payment primarily made in the form of equity in December 2022 and a remaining $15.0 million milestone payment estimated to be payable by March 31, 2023 primarily in the Company’s stock.

In November 2022, the Company completed an underwritten equity offering and sold 13,144,500 shares of its common stock at a price of $35 per share to the public. Before offering expenses of $0.5 million, the Company received proceeds of $433.2 million net of the underwriting discount.

As of December 31, 2022, the Company had 50,000,000 authorized shares of its preferred stock, of which no shares were issued and outstanding; and 750,000,000 authorized shares of its common stock, at $0.0001 par value, and there were 111,255,000 shares of common stock issued and outstanding.

12.    Income Taxes

The Company's effective tax rates for the years ended December 31, 2022, 2021, and 2020 differ from the U.S. federal statutory rate as follows:

	December 31,
	2022		2021		2020

	(in thousands, except percentages)
U.S. federal taxes (benefit) at statutory rate	$(114,832)	(21.00)%	$(98,931)	(21.00)%	$(48,226)	(21.00)%
State tax expense	(21,676)	(3.96)%	(29,206)	(6.20)%	(10,672)	(4.65)%
Research and development credits	(7,024)	(1.28)%	(9,193)	(1.95)%	(3,964)	(1.73)%
Stock-based compensation	3,949	0.72%	(46,128)	(9.80)%	(23,791)	(10.36)%
Foreign tax	332	0.06%	167	0.04%	55	0.02%
Other nondeductible items	1,964	0.36%	344	0.07%	792	0.35%
Nondeductible officers' compensation	4,883	0.89%	24,387	5.18%	8,984	3.91%
Acquisition costs	3,226	0.59%	8,901	2%	—	—%
Change in valuation allowance	130,156	23.80%	150,277	31.90%	76,920	33.50%
Provision for income taxes	$978	0.18%	$618	0.13%	$98	0.04%

During the year ended December 31, 2022, the Company recorded total income tax expense of $1.0 million. The Company provides testing to clinics and also licenses its cloud-based software to licensees that are based in a foreign country, which contributed to a foreign income tax expense of $0.4 million. Total income tax expense also included a state income tax expense of $0.6 million for the year ended December 31, 2022.

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

During the year ended December 31, 2020, the Company recorded total income tax expense of $0.1 million, which included foreign withholding tax expense and state income tax benefit.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets are as follows:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$358,109	$315,552
Intangibles	4,068	4,443
Research and development tax credit carryforwards	52,319	38,725
Capitalized research costs	59,128	—
Reserves and accruals	22,781	14,098
Lease Liabilities	21,000	16,843
Deferred revenue	5,094	6,363
Stock-based compensation	23,814	15,928
Total deferred tax assets before valuation allowance	546,313	411,952
Less: valuation allowance	(526,235)	(396,079)
Total deferred tax assets after valuation allowance	20,078	15,873
Deferred tax liabilities:
Fixed Assets	(1,219)	—
Right-of-use lease assets	(18,859)	(15,873)
Total deferred tax liabilities	(20,078)	(15,873)
Net deferred tax assets	$—	$—

The Company established a full valuation allowance against its net deferred tax assets in 2022 and 2021 due to the uncertainty surrounding realization of these assets. The valuation allowance increased to $526.2 million as of 2022 from $396.1 million as of 2021 due to current year losses and credits claimed.

As of December 31, 2022, the Company had federal, state, and foreign net operating loss (“NOLs”) carryforwards of approximately $1.4 billion, $1.0 billion, and $3.8 million, respectively, which begin to expire in 2027, 2028, and 2031, respectively, if not utilized. Approximately $1.1 billion of federal net operating loss included above can be carried forward indefinitely.

The Company also had federal research and development credit carryforwards of approximately $48.9 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $29.7 million, which can be carried forward indefinitely. Realization of these deferred tax assets would require $2.0 billion in taxable income to fully utilize. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2022	2021	2020

	(in thousands)
Balance at beginning of year	$17,514	$11,500	$8,619
Additions based on tax positions related to the current year	6,301	6,017	2,889
Additions (reductions) for tax positions of prior years	29	(3)	(8)
Balance at end of year	$23,844	$17,514	$11,500

During the years ended December 31, 2022, 2021, and 2020, the amount of unrecognized tax benefits increased $6.3 million, $6.0 million, and $2.9 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2022, 2021, and 2020, the total amount of unrecognized tax benefits was $23.8 million, $17.5 million, and $11.5 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

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

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2022, there were no accrued interest and penalties related to uncertain tax positions.

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

The Convertible Notes are convertible as of December 31, 2022. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the value of the Convertible Notes based on contractual settlement provisions would exceed its principal amount by $5.1 million as of December 31, 2022. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes will not have an impact on the Company’s diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table provides the basic and diluted net loss per share computations for the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020

	(in thousands, except per share data)
Numerator:
Net loss used to compute net loss per share, basic and diluted	$(547,799)	$(471,716)	$(229,743)

Denominator:
Weighted-average number of shares used in computing net loss per share, basic and diluted	98,408	90,558	81,011

Net loss per share, basic and diluted	$(5.57)	$(5.21)	$(2.84)

The following table shows the potentially dilutive common stock equivalents that were excluded from the computations of diluted net loss per share as their effect would be anti-dilutive, as of December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020

	(in thousands)
Options to purchase common stock	5,300	5,898	6,707
Restricted stock units	6,836	3,988	4,188
Employee stock purchase plan	90	33	37
Convertible Note	7,411	7,411	7,411
Estimated earnout shares for an asset acquisition	361	353	—
	19,998	17,683	18,343

14. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, we have completed the implementation of certain modules for a new Enterprise Resource Planning (“ERP”) software system. Accordingly, we have modified certain existing internal control processes relating to the implementation of the new ERP system. There have been no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Natera, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Natera, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Natera, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

March 1, 2023

ITEM 9B.	OTHER INFORMATION

Following extensive discussions regarding succession planning, the Company and Robert Schueren, the Company’s Chief Operating Officer, have agreed that Mr. Schueren’s role with the Company will transition over the course of March 2023, with gradually reducing duties and responsibilities, into a part-time role with the Company of two days per week. Mr. Schueren’s base salary will be adjusted on a pro rata basis to reflect his reduced time commitment.

As a result of the foregoing, the Company’s board of directors determined that, effective as of February 24, 2023, Mr. Schueren is no longer a Section 16 officer of the Company.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders (the “Proxy Statement”), which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements (included in Part II of this report):
●	Report of Independent Registered Public Accounting Firm
●	Balance Sheets
●	Statement of Operations
●	Statement of Stockholders’ Equity
●	Statement of Cash Flows
●	Notes to Financial Statements
(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	The following exhibits are filed with or incorporated by reference as part of this Annual Report on Form 10-K:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37478	3.1	07/09/2015
3.2	Amended and Restated Bylaws of Registrant, effective as of November 3, 2021	10-Q	001-37478	3.1	11/05/2021
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	06/22/2015
4.2	Amended and Restated Investors' Rights Agreement, dated November 20, 2014.	S-1	333-204622	4.2	06/01/2015
4.3	Description of Common Stock	10-K	001-37478	4.3	02/26/2021
4.4	Indenture (including form of Note) with respect to the Company’s 2.25% Convertible Senior Notes due 2027, dated as of April 16, 2020, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-37478	4.1	04/16/2020
10.1.1	UBS Credit Line Agreement, dated September 23, 2015, as amended.	10-Q	001-37478	10.2	11/12/2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1.2	Amendment to UBS Credit Line Agreement, dated July 5, 2017.	10-Q	001-37478	10.1	08/09/2017
10.2.1*	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended (conformed copy).	S-1/A	333-204622	10.13	06/30/2015
10.2.2*	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/11/2016
10.2.3*	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.2	08/11/2016
10.2.4*	Fourth Amendment to Supply Agreement, dated January 3, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.8	03/15/2019
10.2.5**	Fifth Amendment to Supply Agreement, dated December 18, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.5.5	03/02/2020
10.2.6**	Sixth Amendment to Supply Agreement, dated May 8, 2020, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/07/2020
10.2.7**	Seventh Amendment to Supply Agreement, dated October 7, 2021, by and between the Registrant and Illumina, Inc.	10-Q	001-37478	10.1	11/05/2021
10.3.1*	Application Service Provider Agreement, dated September 19, 2014, by and between Registrant and DNAnexus, Inc., as amended	10-K	001-37478	10.11	03/16/2017
10.3.2*	Third Amendment to Application Service Provider Agreement, dated January 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.1	11/09/2018
10.3.3*	Fourth Amendment to Application Service Provider Agreement, dated July 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/09/2018
10.3.4*	Fifth Amendment to Application Service Provider Agreement, dated October 18, 2019, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/08/2019
10.4.1*	Credit Agreement, dated as of August 8, 2017, by and between Registrant and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.1	11/09/2017
10.4.2*	Amendment and Waiver to Credit Agreement, dated as of December 28, 2018, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-K	001-37478	10.20	03/15/2019

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4.3*	Second Amendment to Credit Agreement, dated as of April 15, 2019, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.3	05/10/2019
10.4.4*	Third Amendment to Credit Agreement, dated as of September 12, 2019, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.1	11/08/2019
10.5*	Pledge and Security Agreement, dated as of August 8, 2017, by and between Registrant, Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.2	11/09/2017
10.6	Guarantee, dated as of August 8, 2017, by and between Natera International, Inc., NSTX, Inc. and OrbiMed Royalty Opportunities II, LP.	10-Q	001-37478	10.3	11/09/2017
10.7*	License, Development and Distribution Agreement, dated as of March 9, 2018, by and between Registrant and QIAGEN LLC	10-Q/A	001-37478	10.1	02/06/2019
10.8.1	Lease, dated October 26, 2015, by and between Registrant and BMR-201 Industrial Road LP.	10-K	001-37478	10.23	03/23/2016
10.8.2	First Amendment to Lease, dated October 6, 2016, by and between Registrant and BMR-201 Industrial Road LP.	10-Q	001-37478	10.1	11/10/2016
10.9.1	Lease Agreement dated September 24, 2015, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.	10-Q	001-37478	10.1	11/09/2022
10.9.2	First Amendment to Lease Agreement dated January 26, 2016, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.	10-Q	001-37478	10.2	11/09/2022
10.9.3	Second Amendment to Lease Agreement dated March 10, 2021, by and between NSTX, Inc. and KCP Parmer 3.2 Fee Owner, LLC.	10-Q	001-37478	10.3	11/09/2022
10.9.4	Third Amendment to Lease Agreement dated December 29, 2021, by and between NSTX, Inc. and 13011 McCallen Pass, LLC.	10-Q	001-37478	10.4	11/09/2022	.
10.10***	2007 Stock Plan and form of agreements thereunder.	S-1	333-204622	10.1	06/01/2015
10.11***	2015 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-37478	10.2	03/24/2016
10.12***	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	06/25/2015

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	10-K	001-37478	10.4	03/16/2017
10.14.1***	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.2	05/10/2019
10.14.2***	Amended and Restated Compensation Program for Non-Employee Directors.	8-K	001-37478	10.1	03/14/2022
10.15***	Natera, Inc. Management Cash Incentive Plan.	10-Q	001-37478	10.3	11/12/2015
10.16.1***	Amended Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated June 7, 2007.	S-1/A	333-204622	10.15	06/25/2015
10.16.2***	Amended Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated May 9, 2021.	8-K	001-37478	10.2	05/10/2021
10.17***	Amended Employment Agreement, by and between Registrant and Jonathan Sheena, dated June 7, 2007.	S-1/A	333-204622	10.16	06/25/2015
10.18.1***	Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated January 2, 2019.	10-Q	001-37478	10.1	05/10/2019
10.18.2***	Amendment No. 1 to Amended and Restated Employment Agreement	10-Q	001-37478	10.1	05/06/2022
10.19***	Amended Employment Agreement, by and between Registrant and Daniel Rabinowitz, dated June 7, 2007.	10-Q	001-37478	10.1	08/05/2022
21.1	List of Subsidiaries of the Registrant.	10-K	001-37478	21.1	03/16/2017
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

**   Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

***	Indicates a management contract or compensatory plan.

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

None.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statements (Form S-8 Nos. 333-205441, 333-210374, 333-216747, 333-223751, 333-230324, 333-236873, 333-253785 and 333-263052) pertaining to the 2015 Equity Incentive Plan, 2007 Stock Plan and 2015 Employee Stock Purchase Plan of Natera, Inc., and

(2)	Registration Statements (Forms S-3 No. 333-248690, 333-258047, 333-259429, and 333-268391) of Natera, Inc.,

of our reports dated March 1, 2023, with respect to the consolidated financial statements of Natera, Inc. and the effectiveness of the internal control over financial reporting of Natera, Inc. included in this Annual Report (Form 10-K) of Natera, Inc. for the year ended December 31, 2022.

/s/ Ernst & Young LLP

San Mateo, California

March 1, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 1st day of March, 2023.

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

Signature	Title	Date

/ s / Steve Chapman Steve Chapman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2023

/ s / Michael Brophy Michael Brophy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2023

/ s / Matthew Rabinowitz Matthew Rabinowitz	Executive Chairman	March 1, 2023

/ s / Jonathan Sheena Jonathan Sheena	Founder and Director	March 1, 2023

/ s / Roy Baynes Roy Baynes	Director	March 1, 2023

/ s / Roelof F. Botha Roelof F. Botha	Director	March 1, 2023

/ s / Rowan Chapman Rowan Chapman	Director	March 1, 2023

/ s / James I. Healy James I. Healy	Director	March 1, 2023

/ s / Gail Marcus Gail Marcus	Director	March 1, 2023

/ s / Herm Rosenman Herm Rosenman	Director	March 1, 2023