Form 10-Q
period 2023-03-31
Natera, Inc.
filed 2023-05-10
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ⌧     No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 1, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 114,301,688.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those discussed in Part II, Item 1A, “Risk Factors” in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$403,154	$466,091
Short-term investments	408,858	432,301
Accounts receivable, net of allowance of $5,134 and $3,830 at March 31, 2023 and December 31, 2022, respectively	246,785	244,385
Inventory	40,683	35,406
Prepaid expenses and other current assets, net	29,988	33,634
Total current assets	1,129,468	1,211,817
Property and equipment, net	100,587	92,453
Operating lease right-of-use assets	69,537	71,874
Other assets	19,288	18,330
Total assets	$1,318,880	$1,394,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,123	$31,148
Accrued compensation	39,231	44,010
Other accrued liabilities	118,638	144,214
Deferred revenue, current portion	16,579	10,777
Short-term debt financing	80,398	80,350
Total current liabilities	290,969	310,499
Long-term debt financing	281,973	281,653
Deferred revenue, long-term portion	21,511	20,001
Operating lease liabilities, long-term portion	73,854	76,577
Total liabilities	668,307	688,730

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2023 and December 31, 2022; 113,359 and 111,255 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	2,741,932	2,664,730
Accumulated deficit	(2,079,572)	(1,942,635)
Accumulated other comprehensive loss	(11,798)	(16,362)
Total stockholders’ equity	650,573	705,744
Total liabilities and stockholders’ equity	$1,318,880	$1,394,474

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022

Revenues
Product revenues	$237,797	$190,002
Licensing and other revenues	3,959	4,131
Total revenues	241,756	194,133
Cost and expenses
Cost of product revenues	147,754	102,670
Cost of licensing and other revenues	370	545
Research and development	82,306	80,414
Selling, general and administrative	149,627	147,634
Total cost and expenses	380,057	331,263
Loss from operations	(138,301)	(137,130)
Interest expense	(3,061)	(2,087)
Interest and other income, net	4,585	801
Loss before income taxes	(136,777)	(138,416)
Income tax expense	(160)	(179)
Net loss	$(136,937)	$(138,595)
Unrealized gain (loss) on available-for-sale securities, net of tax	4,564	(11,617)
Comprehensive loss	$(132,373)	$(150,212)

Net loss per share (Note 12):
Basic and diluted	$(1.23)	$(1.45)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	111,767	95,578

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2021	95,140	$10	$2,050,417	$(2,287)	$(1,394,836)	$653,304
Issuance of common stock upon exercise of stock options	631	—	4,156	—	—	4,156
Vesting of restricted stock units	488	—	—	—	—	—
Stock-based compensation	—	—	35,087	—	—	35,087
Unrealized loss on available-for sale securities	—	—	—	(11,617)	—	(11,617)
Net loss	—	—	—	—	(138,595)	(138,595)
Balance as of March 31, 2022	96,259	$10	$2,089,660	$(13,904)	$(1,533,431)	$542,335

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	111,255	$11	$2,664,730	$(16,362)	$(1,942,635)	$705,744
Issuance of common stock upon exercise of stock options	169	—	2,301	—	—	2,301
Issuance of common stock for IPR&D acquisition	336	—	14,435	—	—	14,435
Vesting of restricted stock units	1,250	—	—	—	—	—
Stock-based compensation	—	—	40,695	—	—	40,695
Issuance of common stock for bonus	349	—	19,771	—	—	19,771
Unrealized gain on available-for sale securities	—	—	—	4,564	—	4,564
Net loss	—	—	—	—	(136,937)	(136,937)
Balance as of March 31, 2023	113,359	$11	$2,741,932	$(11,798)	$(2,079,572)	$650,573

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Operating activities
Net loss	$(136,937)	$(138,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,077	3,002
Expensed in-process research and development	2,679	—
Premium amortization and discount accretion on investment securities	787	1,790
Stock-based compensation	40,695	35,087
Non-cash lease expense	3,806	3,305
Amortization of debt discount and issuance cost	320	312
Foreign exchange adjustment	265	(281)
Loss on investments	—	46
Amortization of other assets	—	143
Non-cash interest expense	48	4
Changes in operating assets and liabilities:
Accounts receivable	(2,400)	(45,788)
Inventory	(5,277)	1,860
Prepaid expenses and other assets	2,338	(6,366)
Accounts payable	5,762	(7,557)
Accrued compensation	14,993	(8,545)
Operating lease liabilities	(2,177)	(2,765)
Other accrued liabilities	(18,181)	21,336
Deferred revenue	7,312	5,735
Cash used in operating activities	(80,890)	(137,277)

Investing activities
Purchases of investments	—	(24,977)
Proceeds from sale of investments	—	166,895
Proceeds from maturity of investments	27,250	81,000
Purchases of property and equipment, net	(11,598)	(15,885)
Cash provided by investing activities	15,652	207,033

Financing activities
Proceeds from exercise of stock options	2,301	4,156
Cash provided by financing activities	2,301	4,156

Net change in cash, cash equivalents and restricted cash	(62,937)	73,912
Cash, cash equivalents and restricted cash, beginning of period	466,091	84,614
Cash, cash equivalents and restricted cash, end of period	$403,154	$158,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,124	$159

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$1,613	$2,096
Issuance of common stock for IPR&D acquisition	$14,435	$—
Issuance of common stock for bonus	$19,771	$—

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2023, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (filed on March 1, 2023).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $136.9 million for the three months ended March 31, 2023 and an accumulated deficit of $2.1 billion as of March 31, 2023. As of March 31, 2023, the Company had $403.2 million in cash, cash equivalents, and restricted cash, $408.9 million in marketable securities, $80.4 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest and $287.5 million of outstanding principal on its 2.25% Convertible Senior Notes (the “Convertible Notes”). As of March 31, 2023, the Company had $70.0 million remaining and available on its Credit Line.

While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

The Company continues to develop and commercialize future products and invest in the growth of its business and, consequently, will need to generate additional revenues to achieve future profitability and will need to raise additional equity or debt financing. If the Company raises additional funds by issuing equity securities, its stockholders will experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to the Company. If the Company is unable to obtain additional financing, it may be required to delay the development and commercialization of its products and significantly scale back its business and operations.

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

Further, additional consideration aggregating up to approximately $35.0 million was estimated to be paid via issuance of an estimated 269,547  additional Natera common shares, consistent with the registration statement filed with the SEC on September 10, 2021, upon achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which will be revalued at each reporting date and amount of compensation expense will be adjusted accordingly. In November 2022, the terms of the payment for any remaining consideration were modified, resulting in $10.0 million of consideration paid in December 2022 and $15.0 million consideration paid in March 2023, with such consideration primarily consisting of Natera common stock.

In November 2022, the Company completed an underwritten equity offering and sold 13,144,500 shares of its common stock at a price of $35 per share to the public. Before estimated offering expenses of $0.5 million, the Company received proceeds of approximately $433.2 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 9, 2023.

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

Revenue

The total consideration which the Company expects to be entitled to receive from patients and insurance carriers in exchange for the Company's products is a significant estimate determined by calculating the average selling price based on the contractual pricing agreed to with each insurance carrier for each test (CPT code) performed adjusted for variable consideration related to historical percent of cases allowed, historical percent of patient responsibility collected, and historical percent of contract price collected from insurance carriers. The Company uses the expected-value approach of estimating variable consideration.  The Company also considers recent trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage.  For insurance carriers with similar reimbursement characteristics, the Company uses a portfolio approach to estimate the effects of variable consideration. The Company also applies a constraint to the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods.

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

Other accrued liabilities

The Company's uses estimates, judgments, and assumptions in several areas including, but not limited to, estimates of progress to date for certain contracts with vendors, liabilities related to clinical trials, payroll and related expenses, marketing liabilities, reserves associated with insurance and general overpayments, tax-related liabilities, and other operating expenses. Estimates consist of historical trends, analytical procedures, review of supporting documentation, inquiries with supply partners and vendors, and other relevant assumptions. Although the Company believes its estimates, assumptions, and judgment are reasonable, it is based upon information presently available and are subject to change.

Credit Losses

Appropriate provision has been made for lifetime expected credit losses in accordance with ASC Topic 326-20, Financial Instruments—Credit Losses (“Topic 326”), for trade receivables and available-for-sale debt securities. The Company’s estimate of expected credit losses includes consideration of past events, current conditions, and forecasts of future economic conditions. See Note 6, Balance Sheet Components, for a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the three months ended March 31, 2023 and 2022.

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

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of March 31, 2023. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 28.6% of the outstanding shares of MyOme on a fully dilutive basis;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of Myome;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of Myome; and

●	Roelof Botha, the Lead Independent Director of the Company’s board of directors, is a managing member of Sequoia Capital. Certain funds affiliated with Sequoia Capital also participated in MyOme’s series B financing.

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

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three months ended March 31, 2023, and 2022, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2023 and December 31, 2022, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Beginning balance	$(16,362)	$(2,287)
Net unrealized gain (loss) on available-for-sale securities, net of tax and foreign currency translation adjustment	4,564	(11,617)
Ending balance	$(11,798)	$(13,904)

The change in net unrealized loss on available-for-sale securities is due to increased market volatility. The Company has assessed the unrealized loss position for available-for-sale securities and determined that an allowance for an other than temporary impairment was not necessary.

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

The Company generally bills an insurance carrier, a laboratory partner or a patient upon delivery of test results. The Company also bills patients directly for out-of-pocket costs involving co-pays and deductibles that they are responsible for. Tests billed to insurance carriers and directly to patients usually take an average of 18 months to collect payment, and for tests billed to laboratory distribution partners, the average collection cycle takes approximately two to three months. At times, the Company may or may not get reimbursed for the full amount billed. Further, the Company may not get reimbursed at all for tests performed if such tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier, or if the tests were not previously authorized.

Product revenue is recognized in an amount equal to the total consideration (as described above) at a point in time when the test results are delivered. Collection of cash attributable to such product revenue can take an average of 18 months from the time the revenue is recognized and during this time management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the quarter ended March 31, 2023, the Company reduced revenue by a net of $9.2 million for tests delivered in prior periods, which decreased revenue and increased net loss by a corresponding amount and increased loss per share by $0.08. During the quarter ended March 31, 2022, the Company increased revenue by a net of $6.4 million for tests delivered in prior periods, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.06.

Product revenue is constrained via refunds estimated to be paid to insurance carriers. Such refunds are recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the three months ended March 31, 2023 and 2022, the reserves for refunds to insurance carriers were reduced and product revenue increased by $5.7 million and $1.4 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.05 and $0.01 for the three months ended March 31, 2023 and 2022, respectively.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from its strategic collaboration agreements, such as those with BGI Genomics Co., Ltd. and Foundation Medicine, Inc. During the three months ended March 31, 2023, the Company began recognizing licensing revenue through agreements with pharmaceutical companies in support of potential clinical trials managed by the pharmaceutical companies.

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

The BGI Genomics Agreement has a term of ten years and expires in February 2029. According to the BGI Genomics Agreement, the Company is entitled to a total of $50.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. In 2022, $8.5 million of revenue was recognized for ongoing completion of performance obligations. Through March 31, 2023, the Company had received $44.0 million. As of March 31, 2023, the project related performance obligations have been fulfilled and the remaining revenue allocated to this performance obligation of $0.1 million has been recognized. The Company began recognizing royalty revenue during the three months ended March 31, 2023 of $0.6 million.

As required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments for equipment and services to be received in future periods, which was assessed as a standalone transaction that did not reduce revenue, aggregated to $10.0 million and was originally recorded in long-term advances on the Company’s Condensed Consolidated Balance Sheet and will be periodically assessed for impairment. During the year ending December 31, 2022, $4.0 million was reclassified as prepaid expenses and other current assets. During the quarter ending March 31, 2023, $1.6 million in equipment and services was received which brought the remaining advance payments to $8.4 million with $2.4 million recorded in prepaid expenses and other current assets and $6.0 million recorded in other assets.

Pursuant to the BGI Genomics Agreement, the Company licensed its intellectual property to and will provide development services for BGI. Following completion of development services, the Company will provide assay interpretation services over the term of the agreement. The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each of the NIPT and Oncology products, represents a single performance obligation.

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

In accordance with ASC 340-40, any incremental costs incurred to obtain a contract with a customer are required to be capitalized and amortized over the period in which the goods and services are transferred to the customer. The incremental costs incurred in connection with the BGI Genomics arrangement are not material on an accumulated basis and therefore will not be capitalized but will be expensed as incurred.

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. Natera and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement provides for approximately $13.3 million in upfront licensing fees and prepaid revenues payable to the Company, and up to approximately $32.0 million in minimum annual payments and payments tied to the Company’s achievement of certain developmental, regulatory, and commercial milestones.  As of December 31, 2022, the Company has invoiced and received a payment of $16.8 million for all milestones achieved through December 2022. As of March 31, 2023, the Company has invoiced and received payment of $19.3 million for all milestones achieved through March 2023. As of March 31, 2023, the performance obligations of the agreement have been fulfilled and the remaining revenue of $0.2 million has been recognized.

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

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended
	March 31,
	2023	2022
(in thousands)
Insurance carriers	$210,378	$164,742
Laboratory and other partners	22,805	20,737
Patients	8,573	8,654
Total revenues	$241,756	$194,133

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended
	March 31,
	2023	2022
(in thousands)
United States	$233,254	$187,217
Americas, excluding U.S.	1,158	741
Europe, Middle East, India, Africa	5,196	3,691
Asia Pacific and Other	2,148	2,484
Total revenues	$241,756	$194,133

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	March 31,	December 31,
(in thousands)	2023	2022
Assets:
Accounts receivable, net	$246,785	$244,385
Liabilities:
Deferred revenue, current portion	$16,579	$10,777
Deferred revenue, long-term portion	21,511	20,001
Total deferred revenues	$38,090	$30,778

The following table summarizes the changes in the balance of deferred revenues during the three months ended March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022
(in thousands)
Beginning balance	$30,778	$28,722
Increase in deferred revenues	12,100	10,508
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(3,988)	(3,889)
Revenue recognized from performance obligations satisfied within the same period	(800)	(884)
Ending balance	$38,090	$34,457

During the three months ended March 31, 2023, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $4.0 million. This balance consisted of approximately a net $0.3 million related to BGI Genomics and Foundation Medicine and $3.7 million related to genetic testing services. The current portion of deferred revenue includes $14.2 million from genetic testing services and $2.4 million from the Foundation Medicine Agreement as of March 31, 2023. The non-current portion of deferred revenue includes $19.8 million from the BGI Genomics Agreement and $1.7 million from the Foundation Medicine Agreement as of March 31, 2023.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2023				December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$246,954	$—	$—	$246,954	$283,358	$—	$—	$283,358
Liquid demand deposits	126,986	—	—	126,986	125,596	—	—	125,596
U.S. Treasury securities	334,404	—	—	334,404	346,057	—	—	346,057
Corporate bonds and notes	—	18,719	—	18,719	—	23,529	—	23,529
Municipal securities	—	55,735	—	55,735	—	62,715	—	62,715
Total financial assets	$708,344	$74,454	$—	$782,798	$755,011	$86,244	$—	$841,255

Fair Value of Short-Term and Long-Term Debt:

As of March 31, 2023, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line, which are not presented at fair value on the Condensed Consolidated Balance Sheets for both March 31, 2023 and December 31, 2022, was $80.4 million, and were based upon observable Level 1 inputs, including the interest rate based on the 30-day SOFR average, plus 1.21%.

As of March 31, 2023, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, was $466.6 million and $358.4 million, respectively, based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. See Note 10, Debt, for additional details.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	March 31, 2023			December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$246,954	$—	$246,954	$283,358	$—	$—	$283,358
Liquid demand deposits	126,986	—	126,986	125,596	—	—	125,596
U.S. Treasury securities (1)	342,958	(8,554)	334,404	358,385	—	(12,328)	346,057
Corporate bonds and notes (1)	19,014	(295)	18,719	24,045	—	(516)	23,529
Municipal securities	58,388	(2,653)	55,735	65,973	1	(3,259)	62,715
Total	$794,300	$(11,502)	$782,798	$857,357	$1	$(16,103)	$841,255

Classified as:
Cash equivalents (2)			373,940				408,954
Short-term investments			408,858				432,301
Total			$782,798				$841,255

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes money market deposits and liquid demand deposits.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2023, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of March 31, 2023, the Company had 56 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary as the decrease in the fair market value for a majority of the available-for-sale securities was as a result of a significant average yield rate increase for similar securities as of March 31, 2023. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded and concluded any such losses are temporary and not indicative of an impairment.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of March 31, 2023, aggregated by major security type in a continuous loss position. There were no debt securities available-for-sale in an unrealized loss position for less than 12 months as of March 31, 2023.

	Total
	Fair Value	Unrealized Loss

U.S. Treasury securities	$334,404	$(8,554)
Corporate bonds and notes	18,719	(295)
Municipal securities	55,735	(2,653)
Total	$408,858	$(11,502)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2023:

	March 31, 2023
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$349,114	$341,858
Greater than one year but less than five years	71,246	67,000
Total	$420,360	$408,858

6. Balance Sheet Components

Credit Losses

The following is a roll-forward of the allowances for credit losses related to trade accounts receivable and other receivables for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Beginning balance	$3,830	$2,429
Provision for credit losses	1,304	331
Write-offs	—	(368)
Total	$5,134	$2,392

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2023	2022
		(in thousands)
Machinery and equipment	3-5 years	$74,852	$66,262
Computer equipment	3 years	1,700	1,308
Purchased and capitalized software held for internal use	3 years	6,739	5,464
Leasehold improvements	Lesser of useful life or lease term	29,761	29,747
Construction-in-process		28,148	25,370
		141,200	128,151
Less: Accumulated depreciation and amortization		(40,613)	(35,698)
Total Property and Equipment, net		$100,587	$92,453

The Company’s long-lived assets are mostly located in the United States.

During the three months ended March 31, 2023, the increase in net property and equipment was due to expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $5.1 million recorded in the three months ended March 31, 2023 Depreciation expense of $3.0 million was recorded in the three months ended March 31, 2022. The Company did not incur any impairment charges during the three months ended in either March 31, 2023 or 2022.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Reserves for refunds to insurance carriers	$14,271	$18,948
Accrued charges for third-party testing	13,707	17,036
Testing and laboratory materials from suppliers	15,203	13,281
Marketing and corporate affairs	7,604	8,943
Legal, audit and consulting fees	21,793	36,710
Accrued shipping charges	1,004	485
Sales and income tax payable	5,091	4,319
Accrued third-party service fees	10,184	6,631
Clinical trials and studies	11,373	23,301
Operating lease liabilities, current portion	9,308	7,639
Property and equipment purchases	1,777	1,821
Other accrued interest	2,695	1,078
Other accrued expenses	4,628	4,022
Total other accrued liabilities	$118,638	$144,214

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss. The following table summarizes the reserve balance and activities for refunds to insurance carriers for the three months ended March 31, 2023:

	March 31,	March 31,
	2023	2022

	(in thousands)
Beginning balance	$18,948	$17,210
Additional reserves	2,384	3,502
Refunds to carriers	(350)	(1,991)
Reserves released to revenue	(6,711)	(1,395)
Ending balance	$14,271	$17,326

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

In addition, the Company entered into a sublease agreement in June 2019 with a third party to sublease 25,879 square feet of space located on the third floor of the San Carlos, California building while maintaining its primary obligation as the intermediate lessor. The term of this lease is approximately 48 months commencing in October 2019 and expiring in September 2023. The annual lease payment starts at $1.9 million and began escalating annually commencing in October 2020. An amendment of the San Carlos sublease agreement was entered in February 2021 and the third party surrendered 25,879 rentable square feet in the fourth quarter of 2021.

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

For the three months ended March 31, 2023, the Company did not have any noncash operating activities related to additional right-of-use assets accounted for as new leases under ASC 842. For the three months ended March 31, 2022, the Company had noncash operating activities of $7.5 million primarily related to additional right-of-use assets primarily as a result of the San Carlos lease extension which was accounted for as a modification under ASC 842.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$9,308	$7,639
Operating lease liabilities, long-term portion	73,854	76,577
Total operating lease liabilities	$83,162	$84,216

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of March 31, 2023, the weighted-average remaining lease term was 7.35 years and the weighted-average discount rate was 6.67%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended March 31, 2023 and 2022, total lease expense of $3.8 million and $3.3 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $2.2 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of March 31, 2023 are as follows:

Operating Leases
(in thousands)
As of March 31, 2023
2023 (remaining 9 months)	$10,266
2024	16,007
2025	16,352
2026	16,732
2027	13,676
2028 and thereafter	33,998
107,031
Less: imputed interest	(23,869)
Operating lease liabilities	$83,162

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

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit was denied, and CareDx has filed a petition for certiorari to the United States Supreme Court. In the second CareDx Patent Case, the Company alleges, in suits filed in January 2020 and May 2022, infringement by CareDx of three of the Company’s patents, seeking unspecified damages and injunctive relief. The case is currently pending and is scheduled for trial in January 2024.

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. as defendants. The Company alleges that certain ArcherDX products infringe three of the Company’s patents (the “ArcherDX case”), and is seeking unspecified monetary damages and injunctive relief. Trial began in May 2023.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Various parties, including Natera, have filed petitions challenging the validity of the asserted patents with the United States Patent and Trademark Office, all of which were instituted for review, and some of which were decided in favor of upholding the challenged claims. The petitions filed by the Company and certain others remain pending. The lawsuit against the Company is presently stayed.

In October 2020, the Company filed suit against Genosity Inc. (“Genosity”), in the United States District Court for the District of Delaware, alleging that various Genosity products infringe one of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The case has been stayed pending the entry of a final judgment in the ArcherDX Litigation, in which the subject patent is also asserted.

In January 2021, the Company filed suit against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware. The complaint, amended by the Company in May 2021, alleges that various Inivata oncology products infringe two of the Company’s patents and seeks unspecified monetary damages and injunctive relief. Inivata filed a motion to dismiss the Company’s amended complaint, which the Court denied. In December 2022, the Company filed a second suit against Inivata in the same district court, alleging that certain of Inivata’s oncology products additionally infringe a third patent of the Company’s, and seeking unspecified monetary damages and injunctive relief. The two suits have been consolidated. Inivata has filed a motion to dismiss the Company’s second complaint, which motion is currently pending before the Court.

The Company is the subject of lawsuits filed against it by Invitae Corp. (“Invitae”) in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. Trial is currently scheduled for March 2024.

Other Litigation Matters.

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

In May 2021, Guardant. Inc. (“Guardant”) filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Trial is currently scheduled for July 2023.

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. In May 2023, the Court granted the Company’s motion to dismiss the lawsuit, and the case was dismissed without prejudice.

In February 2022, two purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California. Each suit was filed by an individual patient alleging various causes of action related to the marketing of Panorama and seeking, among other relief, class certification, monetary damages, attorneys’ fees, and costs. These matters have been consolidated. The Company filed a motion to dismiss the consolidated lawsuit, which resulted in the plaintiffs filing an amended complaint in April 2023.

In March 2022, a purported class action lawsuit was filed against the Company and certain of its management in the Supreme Court of the State of New York, County of New York, asserting claims under Sections 11, 12, and 15 of the Securities Act of 1933. The complaint alleges, among other things, that the Company failed to disclose certain information regarding its Panorama test. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs. This matter has been dismissed and the claims raised in this matter have been included in the lawsuit discussed below.

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

Third-Party Payer Reimbursement Audits

From time to time, the Company receives recoupment requests from third-party payers for alleged overpayments. The Company disagrees with the contentions of pending requests and/or has recorded an estimated reserve for the alleged overpayments if probable and estimable.

Contractual Commitments

The following table sets forth the Company’s material contractual commitments as of March 31, 2023 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$15,048	December 2024
Material suppliers	21,753	March 2028
Application service providers	15,957	March 2026
Other material suppliers	20,041	Various
Total	$72,799

9. Stock-Based Compensation

2015 Equity Incentive Plan

General.  The Company’s board of directors adopted its 2015 Equity Incentive Plan (the “2015 Plan”) in June 2015. The 2015 Plan replaced the Company’s prior stock plans.

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

Employee Stock Purchase Plan

During the period ended March 31, 2023, there have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2022.  The Company has made 4,183,261 shares available for issuance under the Plan as of March 31, 2023, a number that is automatically increased on the first business day of each fiscal year of the Company during the term of the ESPP by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to the ESPP), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2023 started on November 1, 2022 and will end on April 30, 2023. As of March 31, 2023, no shares have been purchased in the first offering period.

Stock Options and Restricted Stock Units

The following table summarizes option and RSU activity for the three months ended March 31, 2023:

	Outstanding Options and RSUs
				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Outstanding	Price	Life	Value
				(in years)
Balance at December 31, 2022	3,263	5,300	$21.11	4.84	$131,385
Additional shares authorized	3,500	—
Options granted	(317)	317	$44.17
Options exercised	—	(169)	$13.63
RSUs granted	(5,369)	—
RSUs forfeited/cancelled	250	—
Balance at March 31, 2023	1,327	5,448	$22.69	4.93	$199,854
Exercisable at March 31, 2023		4,541	$13.25	4.15	$194,651
Vested and expected to vest at March 31, 2023		5,392	$22.21	4.89	$199,545

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

The Company has recognized $7.3 million and $13.5 million in stock-based compensation for performance-based awards for the three months ended March 31, 2023 and 2022, respectively. There were no performance-based awards with market conditions and a fair value estimated using a Monte Carlo simulation model granted in the three months ended March 31, 2023 and 2022.

Restricted Stock Units

The following table summarizes unvested RSU for the three months ended March 31, 2023:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2022	6,836	$57.12
Granted	5,369	$44.75
Vested	(1,599)	$57.36
Cancelled/forfeited	(250)	$51.95
Balance at March 31, 2023	10,356	$50.75

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

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Non-employee stock-based compensation expense is not adjusted for estimated forfeitures up until the occurrence of the actual forfeiture of the associated awards.

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023			2022
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$2,554	$2	$2,556	$1,716	$—	$1,716
Research and development	14,315	543	14,858	9,006	415	9,421
Selling, general and administrative	22,959	322	23,281	23,875	75	23,950
Total	$39,828	$867	$40,695	$34,597	$490	$35,087

As of March 31, 2023, approximately $424.9 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.9 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three months ended March 31, 2023, the following valuation assumptions were applied on both the employee and non-employee options.

	Three months ended March 31,
	2023			2022
Expected term (years)	5.20	—	6.00	5.12	—	10.00
Expected volatility	68.61%	—	70.07%	55.91%	—	62.30%
Expected dividend rate			0.00%			0.00%
Risk-free interest rate	3.41%	—	3.58%	1.62%	—	1.78%

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. The interest rate as of March 31, 2023 was 5.84%. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. As of March 31, 2023, the Company has drawn down a total of $80.0 million and there is $70.0 million remaining and available on the Credit Line.

For the three months ended March 31, 2023 and 2022, the Company recorded interest expense on the Credit Line of $1.1 million and $0.2 million, respectively. Interest payments on the Credit Line were made within the same periods. As of March 31, 2023 and December 31, 2022, the total principal amount outstanding with accrued interest was $80.4 million.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of March 31, 2023 and December 31, 2022 are summarized in the following table:

	March 31, 2023	December 31, 2022

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(5,527)	(5,847)
Net carrying amount	$281,973	$281,653

The following tables present total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	320	312
Total interest expense	$1,937	$1,929

11. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company recorded total income tax expense of approximately $160,000 and $179,000, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of March 31, 2023. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2023 and December 31, 2022, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

The Convertible Notes are convertible by the holders as of March 31, 2023. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the shares issued to settle the Convertible Notes would exceed the Convertible Note principle by $96.6 million based on the closing price of the Company’s common stock as of March 31, 2023. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes have been excluded from the calculation of diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2023 and 2022:

	March 31,
	2023	2022

	(in thousands)
Options to purchase common stock	5,448	5,481
Performance-based awards and restricted stock units	10,356	7,490
Employee stock purchase plan	197	230
Convertible Notes	7,411	7,411
Earnouts for development with acquired Canadian entity	—	811
Total	23,412	21,423

13. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023.

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

During the three months ended March 31, 2023, we processed approximately 626,200 tests, comprised of approximately 607,700 tests accessioned in our laboratory, compared to approximately 489,300 tests processed, comprised of approximately 473,200 tests accessioned in our laboratory, during the three months ended March 31, 2022. This increase in volume primarily represents continued commercial growth of Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2023 was 91%, a slight increase compared to 90% for the three months ended March 31, 2022. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2023 was 5%, a decrease from 7% in the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2023 was 4%, an increase from 3% for the three months ended March 31, 2022, due primarily to the decrease in US laboratory distribution partners as a percentage of revenue.

For the three months ended March 31, 2023, total revenues were $241.8 million, compared to $194.1 million in the three months ended March 31, 2022. Product revenues accounted for $237.8 million, 98% of total revenues for the three months ended March 31, 2023 compared to $190.0 million representing 98% of total revenues for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $8.5 million, representing approximately 4% of total revenues for the three months ended March 31, 2023. For the three months ended March 31, 2022, revenues from customers outside the United States were $6.9 million, representing approximately 3% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the three months ended March 31, 2023 and 2022 was $136.9 million and $138.6 million, respectively. This included non-cash stock compensation expense of $40.7 million and $35.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $2.1 billion.

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

There have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

We believe that the impact of accounting standards updates recently issued that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$237,797	$190,002	$47,795	25.2%
Licensing and other revenues	3,959	4,131	(172)	(4.2)
Total revenues	241,756	194,133	47,623	24.5
Cost and expenses
Cost of product revenues	147,754	102,670	45,084	43.9
Cost of licensing and other revenues	370	545	(175)	(32.1)
Research and development	82,306	80,414	1,892	2.4
Selling, general and administrative	149,627	147,634	1,993	1.3
Total cost and expenses	380,057	331,263	48,794	14.7
Loss from operations	(138,301)	(137,130)	(1,171)	0.9
Interest expense	(3,061)	(2,087)	(974)	46.7
Interest and other income, net	4,585	801	3,784	472.4
Loss before income taxes	(136,777)	(138,416)	1,639	(1.2)
Income tax expense	(160)	(179)	19	(10.6)
Net loss	$(136,937)	$(138,595)	$1,658	(1.2)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $47.6 million, or 24.5%, when compared to the three months ended March 31, 2022.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the three months ended March 31, 2023, total reported units were approximately 583,400, comprised of approximately 566,000 tests reported in our laboratory. Comparatively, during the three months ended March 31, 2022, total reported units were approximately 456,100, comprising of approximately 440,900 tests reported in our laboratory. During the three months ended March 31, 2023 and 2022, total oncology units processed were approximately 71,000 and 35,100, respectively.

Product Revenues

During the three months ended March 31, 2023, product revenues increased by $47.8 million, or 25.2% compared to the three months ended March 31, 2022, as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $0.2 million, or 4.2%, during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The decrease was primarily due to a slight decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended March 31, 2023, cost of product revenues increased compared to the three months ended March 31, 2022 by approximately $45.1 million, or 43.9%, due to a $16.9 million increase in third-party fees, higher costs related to inventory consumption of $11.1 million driven by an increase in accessioned tests and higher volume, a $4.4 million increase in shipping related charges, and a $12.7 million increase in labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, decreased by $0.2 million, or 32.1%, primarily due to a net decrease in costs to support our collaborative agreements.

Research and Development

Research and development expenses during the three months ended March 31, 2023, increased by $1.9 million, or 2.4%, when compared to the three months ended March 31, 2022. The increase was attributable to an increase of $10.5 million increase in salary and related compensation expenditures primarily due to headcount growth, which includes a $5.4 million increase in stock-based compensation expense. This was offset by a $5.6 million net decrease in clinical trial expenses, and a $3.0 million decrease in consulting, travel, facilities, office and other costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.0 million, or 1.3%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was attributable to an increase of $1.6 million in salary and related compensation expenditures primarily due to headcount growth, which includes a $0.7 million decrease in stock-based compensation expense. Additionally, there was a $0.4 million net increase in consulting and legal, marketing, travel, facilities, office, and other costs.

Interest Expense

Interest expense increased by $1.0 million in the three months ended March 31, 2023 compared to the same period in the prior year. The interest expense increased primarily as a result of the increase in interest rate compared to the same period in prior year and the $30.0 million drawdown from November 2022 for the UBS Credit Line.

Interest and Other Income

Interest and other income for the three months ended March 31, 2023 increased $3.8 million compared to the same period in the prior year, primarily due to greater cash and investment balances driving higher interest income.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2023, we had a net loss of $136.9 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of March 31, 2023, we had an accumulated deficit of $2.1 billion. We had $403.2 million in cash and cash equivalents and restricted cash, $408.9 million in marketable securities, $80.4 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes.

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

In November 2022, we completed an underwritten equity offering and sold 13,144,500 shares of our common stock at a price of $35 per share to the public. Before estimated offering expenses of $0.5 million, we received proceeds of approximately $433.2 million net of the underwriting discount. As cash flows from our operations are currently negative, our contractual obligations and other commitments are satisfied by the equity offering described above, our convertible note financing conducted in April 2020 described below, the Credit Line described below, and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 9, 2023.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS (“the Credit Line”) providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The Credit Line was subsequently increased from $50.0 million to $150.0 million. As of March 31, 2023, the total principal amount outstanding with accrued interest was $80.4 million.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
(in thousands)
Cash used in operating activities	$(80,890)	$(137,277)
Cash provided by investing activities	15,652	207,033
Cash provided by financing activities	2,301	4,156
Net change in cash, cash equivalents and restricted cash	(62,937)	73,912
Cash, cash equivalents and restricted cash, beginning of period	466,091	84,614
Cash, cash equivalents and restricted cash, end of period	$403,154	$158,526

Cash Used in Operating Activities

Cash used in operating activities during the three months ended March 31, 2023 was $80.9 million. The net loss of $136.9 million includes $53.7 million in non-cash charges resulting from $5.1 million of depreciation and amortization, $2.7 million in-process research and development, $0.8 million premium amortization and discount accretion on investment securities, $40.7 million of stock-based compensation expense, $3.8 million of non-cash lease expense, $0.3 million for amortization of debt discount and issuance cost, and $0.3 million for foreign exchange adjustment. Operating assets had cash outflows of $5.4 million resulting from a $2.4 million increase in accounts receivable, a $5.3 million increase in inventory, offset by a $2.3 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $7.7 million resulting from a $15.0 million increase in accrued compensation, a $7.3 million increase in deferred revenue and a $5.8 million increase in accounts payable offset by a $18.2 million decrease in other accrued liabilities and a $2.2 million decrease in lease liabilities.

Cash used in operating activities during the three months ended March 31, 2022 was $137.3 million. The net loss of $138.6 million includes $43.4 million in non-cash charges resulting from $3.0 million of depreciation and amortization, $1.8 million premium amortization and discount accretion on investment securities, $35.1 million of stock-based compensation expense, $3.3 million of non-cash lease expense, $0.3 million for amortization of debt discount and issuance cost, $0.1 million for amortization of other assets offset by $0.3 million in foreign exchange adjustment. Operating assets had cash outflows of $50.3 million resulting from a $45.9 million increase in accounts receivable, a $6.3 million increase in prepaid expenses and other assets offset by a $1.9 million decrease in inventory. Operating liabilities resulted in cash inflows of $8.3 million resulting from a $21.3 million increase in other accrued liabilities, and a $5.7 million increase in deferred revenue offset by a $7.5 million decrease in accounts payable, $8.5 million decrease in accrued compensation, and a $2.7 million decrease in lease liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 totaled $15.7 million, which was comprised of $27.3 million from proceeds of investments maturities, offset by a $11.6 million in acquisitions of property and equipment.

Cash provided by investing activities for the three months ended March 31, 2022 totaled $207.0 million, which was comprised of $166.9 million from proceeds from sale of investments, $81.0 million from proceeds of investments maturities, offset by $25.0 million in purchasing of new investments, and $15.8 million in acquisitions of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023, totaled $2.3 million which was comprised of proceeds from the exercise of stock options.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of March 31, 2023. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $4.1 million annually in relation to amounts we would expect to earn, based on our short-term investments as of March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 1, 2023. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Recent Sales of Unregistered Securities

              None.

(b)         Use of Proceeds

Not applicable.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

None.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended Compensation Program for Non-Employee Directors.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

NATERA, INC.

Date: May 9, 2023	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)