Form 10-Q
period 2023-06-30
Natera, Inc.
filed 2023-08-04
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 114,601,688.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$381,113	$466,091
Short-term investments	354,828	432,301
Accounts receivable, net of allowance of $5,580 and $3,830 at June 30, 2023 and December 31, 2022, respectively	260,065	244,385
Inventory	42,688	35,406
Prepaid expenses and other current assets, net	26,818	33,634
Total current assets	1,065,512	1,211,817
Property and equipment, net	102,921	92,453
Operating lease right-of-use assets	61,942	71,874
Other assets	17,518	18,330
Total assets	$1,247,893	$1,394,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,107	$31,148
Accrued compensation	34,174	44,010
Other accrued liabilities	125,513	144,214
Deferred revenue, current portion	15,644	10,777
Short-term debt financing	80,418	80,350
Total current liabilities	276,856	310,499
Long-term debt financing	282,295	281,653
Deferred revenue, long-term portion	21,502	20,001
Operating lease liabilities, long-term portion	71,093	76,577
Total liabilities	651,746	688,730

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2023 and December 31, 2022; 114,051 and 111,255 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	2,795,714	2,664,730
Accumulated deficit	(2,190,375)	(1,942,635)
Accumulated other comprehensive loss	(9,203)	(16,362)
Total stockholders’ equity	596,147	705,744
Total liabilities and stockholders’ equity	$1,247,893	$1,394,474

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues
Product revenues	$258,256	$194,582	$496,053	$384,584
Licensing and other revenues	3,148	3,618	7,107	7,749
Total revenues	261,404	198,200	503,160	392,333
Cost and expenses
Cost of product revenues	142,808	108,756	290,562	211,426
Cost of licensing and other revenues	341	481	711	1,026
Research and development	78,173	82,580	160,479	162,994
Selling, general and administrative	152,508	149,468	302,135	297,102
Total cost and expenses	373,830	341,285	753,887	672,548
Loss from operations	(112,426)	(143,085)	(250,727)	(280,215)
Interest expense	(3,177)	(2,150)	(6,238)	(4,237)
Interest and other income, net	4,518	277	9,103	1,078
Loss before income taxes	(111,085)	(144,958)	(247,862)	(283,374)
Income tax benefit (expense)	282	(193)	122	(372)
Net loss	$(110,803)	$(145,151)	$(247,740)	$(283,746)
Unrealized gain (loss) on available-for-sale securities, net of tax	2,595	(2,493)	7,159	(14,110)
Comprehensive loss	$(108,208)	$(147,644)	$(240,581)	$(297,856)

Net loss per share (Note 12):
Basic and diluted	$(0.97)	$(1.50)	$(2.20)	$(2.95)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	113,690	96,579	112,734	96,081

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2022	96,259	$10	$2,089,660	$(13,904)	$(1,533,431)	$542,335
Issuance of common stock upon exercise of stock options	70	—	422	—	—	422
Issuance of common stock under employee stock purchase plan	285	—	8,496	—	—	8,496
Vesting of restricted stock units	289	—	—	—	—	—
Stock-based compensation	—	—	40,973	—	—	40,973
Unrealized gain (loss) on available-for sale securities	—	—	—	(2,493)	—	(2,493)
Net loss	—	—	—	—	(145,151)	(145,151)
Balance as of June 30, 2022	96,903	$10	$2,139,551	$(16,397)	$(1,678,582)	$444,582

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	95,140	$10	$2,050,417	$(2,287)	$(1,394,836)	$653,304
Issuance of common stock upon exercise of stock options	701	—	4,578	—	—	4,578
Issuance of common stock under employee stock purchase plan	285	—	8,496	—	—	8,496
Vesting of restricted stock units	777	—	—	—	—	—
Stock-based compensation	—	—	76,060	—	—	76,060
Unrealized gain (loss) on available-for sale securities	—	—	—	(14,110)	—	(14,110)
Net loss	—	—	—	—	(283,746)	(283,746)
Balance as of June 30, 2022	96,903	$10	$2,139,551	$(16,397)	$(1,678,582)	$444,582

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2023	113,359	$11	$2,741,932	$(11,798)	$(2,079,572)	$650,573
Issuance of common stock upon exercise of stock options	48	—	638	—	—	638
Issuance of common stock under employee stock purchase plan	219	—	8,674	—	—	8,674
Vesting of restricted stock units	425	—	—	—	—	—
Stock-based compensation	—	—	44,470	—	—	44,470
Unrealized gain (loss) on available-for sale securities	—	—	—	2,595	—	2,595
Net loss	—	—	—	—	(110,803)	(110,803)
Balance as of June 30, 2023	114,051	$11	$2,795,714	$(9,203)	$(2,190,375)	$596,147

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	111,255	$11	$2,664,730	$(16,362)	$(1,942,635)	$705,744
Issuance of common stock upon exercise of stock options	217	—	2,939	—	—	2,939
Issuance of common stock under employee stock purchase plan	219	—	8,674	—	—	8,674
Issuance of stock for bonuses	349	—	19,771	—	—	19,771
Issuance of common stock for IPR&D milestone	336	—	14,435	—	—	14,435
Vesting of restricted stock units	1,675	—	—	—	—	—
Stock-based compensation	—	—	85,165	—	—	85,165
Unrealized gain (loss) on available-for sale securities	—	—	—	7,159	—	7,159
Net loss	—	—	—	—	(247,740)	(247,740)
Balance as of June 30, 2023	114,051	$11	$2,795,714	$(9,203)	$(2,190,375)	$596,147

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Operating activities
Net loss	$(247,740)	$(283,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,201	7,631
Expensed in-process research and development	2,679	—
Premium amortization and discount accretion on investment securities	1,450	2,960
Stock-based compensation	85,165	76,060
Non-cash lease expense	7,451	6,652
Amortization of debt discount and issuance cost	642	625
Foreign exchange adjustment	265	7
Loss on investments	—	203
Non-cash interest expense	68	32
Changes in operating assets and liabilities:
Accounts receivable	(15,680)	(86,237)
Inventory	(7,281)	(3,556)
Prepaid expenses and other assets	12,590	4,727
Accounts payable	(9,018)	2,492
Accrued compensation	9,936	(7,982)
Operating lease liabilities	(5,196)	(5,528)
Other accrued liabilities	(11,175)	29,525
Deferred revenue	6,368	8,009
Cash used in operating activities	(159,275)	(248,126)

Investing activities
Purchases of investments	—	(79,956)
Proceeds from sale of investments	—	191,939
Proceeds from maturity of investments	83,250	153,500
Purchases of property and equipment, net	(20,566)	(23,661)
Cash provided by investing activities	62,684	241,822

Financing activities
Proceeds from exercise of stock options	2,939	4,578
Proceeds from issuance of common stock under employee stock purchase plan	8,674	8,496
Cash provided by financing activities	11,613	13,074

Net change in cash, cash equivalents and restricted cash	(84,978)	6,770
Cash, cash equivalents and restricted cash, beginning of period	466,091	84,614
Cash, cash equivalents and restricted cash, end of period	$381,113	$91,384

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,596	$3,612

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$103	$2,035
Issuance of common stock for IPR&D acquisition	$14,435	$—
Issuance of common stock for bonuses	$19,771	$—

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2023, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (filed on March 1, 2023).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $247.7 million for the six months ended June 30, 2023 and an accumulated deficit of $2.2 billion as of June 30, 2023. As of June 30, 2023, the Company had $381.1 million in cash, cash equivalents, and restricted cash, $354.8 million in marketable securities, an $80.4 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest and $287.5 million of outstanding principal on its 2.25% Convertible Senior Notes (the “Convertible Notes”). As of June 30, 2023, the Company had $20.0 million remaining and available on its Credit Line.

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

Further, additional consideration aggregating up to approximately $35.0 million was estimated to be paid via issuance of an estimated 269,547 additional Natera common shares, consistent with the registration statement filed with the SEC on September 10, 2021, upon achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which will be revalued at each reporting date and amount of compensation expense will be adjusted accordingly. In November 2022, the terms of the payment for any remaining consideration were modified, resulting in $10.0 million of consideration paid in December 2022 and $15.0 million of consideration paid in March 2023, with such consideration primarily consisting of Natera common stock.

In November 2022, the Company completed an underwritten equity offering and sold 13,144,500 shares of its common stock at a price of $35 per share to the public. Before estimated offering expenses of $0.5 million, the Company received proceeds of approximately $433.2 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 3, 2023.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, average selling price expected to be received from payors, the discount rate impacting the operating right-of-use assets and the associated lease liabilities, the average useful life for property and equipment, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, stock-based compensation, the fair value of options, income tax uncertainties, and the expected consideration to be received from contracts with customers. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds.

Allowance for doubtful accounts

The allowance for doubtful accounts for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to our clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for the three and six months ended June 30, 2023 and 2022. The Company currently does not have an incremental allowance for doubtful accounts against accounts receivable for insurance and patient payors due to the average selling price calculations which incorporate these risks as net receivables are recorded.

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

Other accrued liabilities

The Company's uses estimates, judgments, and assumptions in several areas including, but not limited to, estimates of progress to date for certain contracts with vendors, liabilities related to clinical trials, payroll and related expenses, marketing liabilities, reserves associated with insurance and general overpayments, tax-related liabilities, and other operating expenses. Estimates consist of historical trends, analytical procedures, review of supporting documentation, inquiries with supply partners and vendors, and other relevant assumptions. Although the Company believes its estimates, assumptions, and judgment are reasonable, they are based upon information presently available and are subject to change.

Credit Losses

Appropriate provision has been made for lifetime expected credit losses in accordance with ASC Topic 326-20, Financial Instruments—Credit Losses (“Topic 326”), for trade receivables and available-for-sale debt securities. The Company’s estimate of expected credit losses includes consideration of past events, current conditions, and forecasts of future economic conditions. The Company currently does not have a credit loss reserve against accounts receivable for insurance and patient payors due to the average selling price calculations which incorporate these risks as net receivables are recorded.

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

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of June 30, 2023. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

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

Risk and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash, accounts receivable and investments. The Company limits its exposure to loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits of $250,000 per customer. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and six months ended June 30, 2023, and 2022, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2023 and December 31, 2022, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Beginning balance	$(11,798)	$(13,904)	$(16,362)	$(2,287)
Net unrealized gain (loss) on available-for-sale securities, net of tax and foreign currency translation adjustment	2,595	(2,493)	7,159	(14,110)
Ending balance	$(9,203)	$(16,397)	$(9,203)	$(16,397)

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

When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds.

The Company generally bills an insurance carrier, a laboratory partner or a patient upon delivery of test results. The Company also bills patients directly for out-of-pocket costs involving co-pays and deductibles that they are responsible for. Tests billed to insurance carriers and directly to patients usually takes an average of 18 months to fully collect the amounts estimated at delivery, and for tests billed to laboratory distribution partners, the average collection cycle takes approximately two to three months. At times, the Company may or may not get reimbursed for the full amount billed. Further, the Company may not get reimbursed at all for tests performed if such tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier, or if the tests were not previously authorized.

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Collection of cash attributable to such product revenue takes an average of 18 months to fully collect the amounts estimated at delivery and during this time management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended June 30, 2023 and 2022, the Company increased revenue by a net of $3.4 million and $4.2 million, respectively, for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.03 and $0.04, respectively. During the six months ended June 30, 2023, the Company reduced revenue by a net of $5.8 million for tests delivered in prior periods, which decreased revenue and increased net loss by a corresponding amount and increased loss per share by $0.05. During the six months ended June 30, 2022, the Company increased revenue by a net of $10.6 million for tests delivered in prior periods, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.11.

Product revenue is constrained via refunds estimated to be paid to insurance carriers. Such refunds are recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the three months ended June 30, 2023 and 2022, the reserves for refunds to insurance carriers were reduced and product revenue increased by $0.8 million and $1.1 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.01 for both the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the reserves for refunds to insurance carriers were reduced and product revenue increased by $6.5 million and $2.5 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.06 and $0.03 for the six months ended June 30, 2023 and 2022, respectively.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from its strategic collaboration agreements, such as those with BGI Genomics Co., Ltd. and Foundation Medicine, Inc. The Company recognizes licensing revenue through agreements with pharmaceutical companies in support of potential clinical trials managed by the pharmaceutical companies.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement (the “BGI Genomics Agreement”) with BGI Genomics to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The BGI Genomics Agreement has a term of ten years and expires in February 2029. Pursuant to the BGI Genomics Agreement, the Company licensed its intellectual property to and will provide development services for BGI. Following completion of development services, the Company will provide assay interpretation services over the term of the agreement. Revenue associated with these performance obligations was recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. Revenue associated with the assay interpretation services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

In accordance with ASC 340-40, any incremental costs incurred to obtain a contract with a customer are required to be capitalized and amortized over the period in which the goods and services are transferred to the customer. The incremental costs incurred in connection with the BGI Genomics arrangement are not material on an accumulated basis and therefore have not been capitalized but have been expensed as incurred.

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

According to the BGI Genomics Agreement, the Company is entitled to a total of $50.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. $6.0 million was constrained due to uncertainties in achieving certain milestones. A net of $44.0 million has been collected by the Company in cash which includes $20.0 million in prepaid royalties.

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each of the NIPT and Oncology products, representing two separate performance obligations, to which $24.0 million of transaction consideration was allocated. Of this amount, $0.1 million and $2.7 million were recognized in the six months ended June 30, 2023 and 2022, respectively. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

Royalties related to assay interpretation services representing two separate performance obligations, for NIPT and Oncology products, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the six months ended June 30, 2023, the Company recognized $0.6 million related to oncology assay interpretation services, of which $0.2 million was recognized against deferred royalties. None was recognized in 2022. The Company currently has $19.8 million in deferred revenue as of June 30, 2023.

As required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments are for equipment and services to be received in future periods, which was assessed as a standalone transaction that did not reduce revenue, aggregated to $10.0 million and was originally recorded in long-term advances on the Company’s Condensed Consolidated Balance Sheet and will be periodically assessed for impairment. During the year ending December 31, 2022, $4.0 million was reclassified as prepaid expenses and other current assets. During the three and six months ended June 30, 2023, $1.0 million and $2.6 million in equipment and services was received, respectively, which brought the remaining advanced payments to $7.3 million, with $2.2 million recorded in prepaid expenses and other current assets and $5.1 million recorded in other assets.

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

Pursuant to the Foundation Medicine Agreement, the Company will provide development services that are required to customize its proprietary Signatera test to work with Foundation Medicine’s FoundationOne CDx in conjunction with granting the use of the Company’s intellectual property. Following completion of those development services, the Company is currently providing assay testing services over the term of the agreement. The intellectual property has been licensed to Foundation Medicine for the customized test. In addition, the Company is responsible for delivering clinical study plans in order to demonstrate efficacy of the customized test which commenced in the second quarter of 2021. Revenues associated with each of the performance obligations are recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. Revenue associated with the assay testing services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

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

The Company is entitled to a total of $32.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. $7.7 million is constrained due to uncertainties in achieving certain milestones. A net of $24.3 million has been collected by the Company in cash which includes $5.0 million of prepaid royalties.

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to Foundation Medicine apart from the related development services. Therefore, license and related development services, for Oncology products, represent a single performance obligation, to which $19.3 million of transaction consideration was allocated. Of this amount, $0.2 million and $1.1 million was recognized in the six months ended June 30, 2023 and 2022, respectively. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

Royalties related to assay interpretation services represent separate performance obligations for Oncology products, to which $5.0 million of transaction consideration was allocated and prepaid by Foundation Medicine. During the six months ended June 30, 2023 and 2022, the Company recognized $0.4 million and $0.1 million, respectively, related to oncology assay interpretation services. The Company currently has $4.0 million in deferred revenue as of June 30, 2023.

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
(in thousands)
Insurance carriers	$226,521	$167,822	$436,899	$332,564
Laboratory and other partners	27,449	22,142	50,254	42,879
Patients	7,434	8,236	16,007	16,890
Total revenues	$261,404	$198,200	$503,160	$392,333

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
(in thousands)
United States	$253,296	$191,886	$486,550	$379,103
Americas, excluding U.S.	1,206	530	2,364	1,271
Europe, Middle East, India, Africa	5,620	3,736	10,816	7,427
Asia Pacific and Other	1,282	2,048	3,430	4,532
Total revenues	$261,404	$198,200	$503,160	$392,333

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	June 30,	December 31,
(in thousands)	2023	2022
Assets:
Accounts receivable, net	$260,065	$244,385
Liabilities:
Deferred revenue, current portion	$15,644	$10,777
Deferred revenue, long-term portion	21,502	20,001
Total deferred revenues	$37,146	$30,778

The following table summarizes the changes in the balance of deferred revenues during the six months ended June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022
(in thousands)
Beginning balance	$30,778	$28,722
Increase in deferred revenues	17,402	14,974
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(7,521)	(5,757)
Revenue recognized from performance obligations satisfied within the same period	(3,513)	(1,209)
Ending balance	$37,146	$36,730

During the six months ended June 30, 2023, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $7.5 million. This balance consisted of approximately a net $0.3 million related to BGI Genomics and Foundation Medicine and $7.2 million related to genetic testing services. The current portion of deferred revenue includes $13.4 million from genetic testing services and $2.3 million from the Foundation Medicine Agreement as of June 30, 2023. The non-current portion of deferred revenue includes $19.8 million from the BGI Genomics Agreement and $1.7 million from the Foundation Medicine Agreement as of June 30, 2023.

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

Level II: Observable market-based inputs or unobservable inputs that are corroborated by market data, such as quoted prices, interest rates, and yield curves; and

Level III: Inputs that are unobservable data points that are not corroborated by market data.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Money market deposits	$216,337	$—	$—	$216,337	$283,358	$—	$—	$283,358
Liquid demand deposits	128,562	—	—	128,562	125,596	—	—	125,596
U.S. Treasury securities	296,490	—	—	296,490	346,057	—	—	346,057
Corporate bonds and notes	—	8,901	—	8,901	—	23,529	—	23,529
Municipal securities	—	49,437	—	49,437	—	62,715	—	62,715
Total financial assets	$641,389	$58,338	$—	$699,727	$755,011	$86,244	$—	$841,255

Fair Value of Short-Term and Long-Term Debt:

As of June 30, 2023, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line, which are not presented at fair value on the Condensed Consolidated Balance Sheets for both June 30, 2023 and December 31, 2022, was $80.4 million, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day SOFR average, plus 1.21%.

As of June 30, 2023, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, was $433.2 million and $358.4 million, respectively, based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. See Note 10, Debt, for additional details.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash equivalents and investments, all of which are classified as available-for-sale securities, consisted of the following:

	June 30, 2023			December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Money market deposits	$216,337	$—	$216,337	$283,358	$—	$—	$283,358
Liquid demand deposits	128,562	—	128,562	125,596	—	—	125,596
U.S. Treasury securities (1)	302,590	(6,100)	296,490	358,385	—	(12,328)	346,057
Corporate bonds and notes (1)	9,002	(101)	8,901	24,045	—	(516)	23,529
Municipal securities	52,105	(2,668)	49,437	65,973	1	(3,259)	62,715
Total	$708,596	$(8,869)	$699,727	$857,357	$1	$(16,103)	$841,255

Classified as:
Cash equivalents (2)			344,899				408,954
Short-term investments			354,828				432,301
Total			$699,727				$841,255

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes restricted cash, money market deposits and liquid demand deposits.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the six months ended June 30, 2023, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of June 30, 2023, the Company had 47 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary as the decrease in the fair market value for a majority of these available-for-sale securities was as a result of a significant average yield rate increase for similar securities as of June 30, 2023. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded and concluded any such losses are temporary and not indicative of an impairment as these investments will be held until maturity or price recovery.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of June 30, 2023, aggregated by major security type in a continuous loss position. There were no debt securities available-for-sale in an unrealized loss position for less than 12 months as of June 30, 2023.

	Total
	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury securities	$296,490	$(6,100)
Corporate bonds and notes	8,901	(101)
Municipal securities	46,429	(2,668)
Total	$351,820	$(8,869)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2023:

	June 30, 2023
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$296,067	$291,495
Greater than one year but less than five years	67,630	63,333
Total	$363,697	$354,828

6. Balance Sheet Components

Allowance for doubtful accounts

The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022

	(in thousands)
Beginning balance	$5,134	$2,392
Provision for doubtful accounts	446	1,170
Write-offs	—	(1)
Total	$5,580	$3,561

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Beginning balance	$3,830	$2,429
Provision for doubtful accounts	1,750	1,501
Write-offs	—	(369)
Total	$5,580	$3,561

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2023	2022
		(in thousands)
Machinery and equipment	3-5 years	$78,705	$66,262
Computer equipment	3 years	1,701	1,308
Purchased and capitalized software held for internal use	3 years	6,739	5,464
Leasehold improvements	Lesser of useful life or lease term	29,806	29,747
Construction-in-process		31,091	25,370
		148,042	128,151
Less: Accumulated depreciation and amortization		(45,121)	(35,698)
Total Property and Equipment, net		$102,921	$92,453

The Company’s long-lived assets are mostly located in the United States.

During the six months ended June 30, 2023, the increase in net property and equipment was due to expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $10.2 million recorded in the six months ended June 30, 2023. Depreciation expense of $7.3 million was recorded in the six months ended June 30, 2022. The Company did not incur any impairment charges during the six months ended June 30, 2023 or 2022.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Reserves for refunds to insurance carriers	$15,480	$18,948
Accrued charges for third-party testing	9,401	17,036
Testing and laboratory materials from suppliers	13,493	13,281
Marketing and corporate affairs	9,822	8,943
Legal, audit and consulting fees	36,343	36,710
Accrued shipping charges	1,294	485
Sales and income tax payable	4,624	4,319
Accrued third-party service fees	6,890	6,631
Clinical trials and studies	11,371	23,301
Operating lease liabilities, current portion	10,435	7,639
Property and equipment purchases	3,148	1,821
Other accrued interest	1,078	1,078
Other accrued expenses	2,134	4,022
Total other accrued liabilities	$125,513	$144,214

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss. The following table summarizes the reserve balance and activities for refunds to insurance carriers for the six months ending June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022

	(in thousands)
Beginning balance	$18,948	$17,210
Additional reserves	5,148	8,576
Refunds to carriers	(963)	(793)
Reserves released to revenue	(7,653)	(9,081)
Ending balance	$15,480	$15,912

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

The Company entered into a lease agreement commencing June 2018 for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term is 62 months and expiring in July 2023. The Company has the option to extend this lease for five years, and the fair market rent upon renewal is not determinable. However, since the Company sold its business related to cord blood and tissue storage in September 2019, the Company has subleased the facility and does not intend to exercise its option to renew the facility upon expiration.

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises are used for general office, laboratory and research use. The annual lease payment starts at $0.9 million and escalates annually after commencing in December 2021. In December 2022, the Company exercised the renewal option of the South San Francisco lease agreement. In January 2023, the Company entered in an amendment to extend the lease term of the South San Francisco premises by three years, through November 2026.

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

For the six months ended June 30, 2023, the Company did not have any noncash operating activities related to additional right-of-use assets accounted for as new leases under ASC 842. For the six months ended June 30, 2022, the Company had noncash operating activities of $7.5 million primarily related to additional right-of-use assets related to the Austin First Expansion Premises commenced in February 2022 which was accounted for as a new lease under ASC 842.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$10,435	$7,639
Operating lease liabilities, long-term portion	71,093	76,577
Total operating lease liabilities	$81,528	$84,216

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of June 30, 2023, the weighted-average remaining lease term was 7.40 years and the weighted-average discount rate was 6.67%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended June 30, 2023 and 2022, total lease expense of $3.7 million and $3.3 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the six months ended June 30, 2023 and 2022, total lease expense of $7.5 million and $6.7 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $3.0 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $5.2 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of June 30, 2023 are as follows:

Operating Leases
(in thousands)
As of June 30, 2023
2023 (remaining 6 months)	$7,255
2024	16,007
2025	16,352
2026	16,732
2027	13,676
2028 and thereafter	33,999
104,021
Less: imputed interest	(22,493)
Operating lease liabilities	$81,528

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

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. (“Invitae”) as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. A jury trial was held in May 2023, after which the jury returned a verdict in favor of the Company, finding all three asserted patents valid and infringed by ArcherDX and Invitae and awarding damages totaling $19.35 million to the Company. A bench trial was held in June 2023 on defendants’ remaining equitable defense against two of the Natera patents. Also in June 2023, the Company moved for a permanent injunction against the PCM test. The parties are expected to file additional post-trial motions pending the court’s rulings on defendants’ equitable defense and the Company’s permanent injunction motion.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents. The complaint seeks monetary damages and injunctive relief. Various parties, including Natera, have filed petitions challenging the validity of the asserted patents with the United States Patent and Trademark Office, all of which were instituted for review, and some of which were decided in favor of upholding the challenged claims. The petitions filed by the Company and certain others remain pending. The lawsuit is currently scheduled for trial in January 2024.

In October 2020, the Company filed suit against Genosity Inc. (“Genosity”), in the United States District Court for the District of Delaware, alleging that various Genosity products infringe one of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The case has been stayed pending the entry of a final judgment in the ArcherDX Case, in which the subject patent is also asserted.

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

The Company is the subject of lawsuits filed against it by Invitae in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. Trial is currently scheduled for March 2024.

In July 2023, the Company filed suit against NeoGenomics Laboratories, Inc. (“NeoGenomics”) in the United States District Court for the Middle District of North Carolina, alleging infringement of certain Natera patents by NeoGenomics’ commercialization of the RaDaR test. The complaint seeks monetary damages and injunctive relief. The Company also filed a motion for preliminary injunction.

Other Litigation Matters.

CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. The Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that Natera was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. On July 17, 2023, the Court granted in part the Company’s motion for judgment as a matter of law requesting that the Court set aside the portions of the jury verdict adverse to Natera. The Court ruled that CareDx is not entitled to any damages.

In May 2021, Guardant. Inc. (“Guardant”) filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Trial is currently scheduled for November 2023.

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. In May 2023, the Court granted the Company’s motion to dismiss the lawsuit, and the case was dismissed without prejudice. In July 2023, the plaintiff filed analogous claims in the Superior Court of California, County of San Mateo, to which the Company expects to file a response.

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

Contractual Commitments

The following table sets forth the Company’s material contractual commitments as of June 30, 2023 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$14,171	December 2024
Material suppliers	32,180	March 2028
Application service providers	15,632	March 2026
Other material suppliers	17,225	Various
Total	$79,208

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

Employee Stock Purchase Plan

During the period ended June 30, 2023, there have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2022.  The Company has made 3,964,612 shares available for issuance under the Plan as of June 30, 2023, a number that is automatically increased on the first business day of each fiscal year of the Company during the term of the ESPP by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to the ESPP), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2023 started on November 1, 2022 and ended on April 30, 2023. As of June 30, 2023, 218,649 shares have been purchased in the first offering period. The second offering period of 2023 began on May 1, 2023 and will end on October 31, 2023.

Stock Options and Restricted Stock Units

The following table summarizes option and RSU activity for the six months ended June 30, 2023:

	Outstanding Options and RSUs
				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Outstanding	Price	Life	Value
				(in years)
Balance at December 31, 2022	3,263	5,300	$21.11	4.84	$131,385
Additional shares authorized	3,500	—
Options granted	(344)	344	$44.53
Options exercised	—	(217)	$13.59
RSUs granted	(5,466)	—
RSUs forfeited/cancelled	620	—
Balance at June 30, 2023	1,573	5,427	$22.89	4.71	$165,062
Exercisable at June 30, 2023		4,554	$13.65	3.97	$162,998
Vested and expected to vest at June 30, 2023		5,370	$22.40	4.67	$164,931

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

The Company has recognized $10.2 million and $14.1 million in stock-based compensation for performance-based awards for the three months ended June 30, 2023 and 2022, respectively. The Company has recognized $17.5 million and $27.5 million in stock-based compensation for performance-based awards for the six months ended June 30, 2023 and 2022, respectively. There were no performance-based awards with market conditions and a fair value estimated using a Monte Carlo simulation model granted in the six months ended June 30, 2023 and 2022.

Restricted Stock Units

The following table summarizes unvested RSU for the six months ended June 30, 2023:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2022	6,836	$57.12
Granted	5,466	$44.83
Vested	(2,024)	$56.75
Cancelled/forfeited	(620)	$49.63
Balance at June 30, 2023	9,658	$50.68

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023			2022
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$2,831	$7	$2,838	$2,063	$—	$2,063
Research and development	14,723	772	15,495	11,938	520	12,458
Selling, general and administrative	25,630	507	26,137	26,296	156	26,452
Total	$43,184	$1,286	$44,470	$40,297	$676	$40,973

	Six months ended June 30,
	2023			2022
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$5,385	$9	$5,394	$3,779	$—	$3,779
Research and development	29,038	1,315	30,353	20,944	935	21,879
Selling, general and administrative	48,589	829	49,418	50,171	231	50,402
Total	$83,012	$2,153	$85,165	$74,894	$1,166	$76,060

As of June 30, 2023, approximately $373.5 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.7 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three and six months ended June 30, 2023, the following valuation assumptions were applied on both the employee and non-employee options.

	Three months ended June 30,						Six months ended June 30,
	2023			2022			2023			2022
Expected term (years)	5.97	—	6.03			10.00	5.20	—	6.03	5.12	—	10.00
Expected volatility	68.35%	—	68.75%	56.15%	—	56.38%	68.35%	—	70.07%	55.91%	—	62.30%
Expected dividend rate			0.00%			0.00%			0.00%			0.00%
Risk-free interest rate	3.50%	—	4.06%	2.72%	—	2.74%	3.41%	—	4.06%	1.62%	—	2.74%

As of June 30, 2023, total stock options outstanding include stock options for 23,005 shares of common stock that were granted to non-employees, of which none are vested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. The interest rate as of June 30, 2023 was 6.28%. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. As of June 30, 2023, the Company has drawn down a total of $80.0 million and there is $20.0 million remaining and available on the Credit Line.

For the three months ended June 30, 2023 and 2022, the Company recorded interest expense on the Credit Line of $1.2 million and $0.2 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded interest expense on the Credit Line of $2.4 million and $0.3 million, respectively. Interest payments on the Credit Line were made within the same periods. As of June 30, 2023 and December 31, 2022, the total principal amount outstanding with accrued interest was $80.4 million.

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

None of the circumstances have been met as of June 30, 2023.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of June 30, 2023 and December 31, 2022 are summarized in the following table:

	June 30, 2023	December 31, 2022

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(5,205)	(5,847)
Net carrying amount	$282,295	$281,653

The following tables present total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	322	312
Total interest expense	$1,939	$1,929

	Six months ended June 30,
	2023	2022
	(in thousands)
Cash interest expense
Contractual interest expense	$3,234	$3,234
Non-cash interest expense
Amortization of debt discount and debt issuance cost	642	625
Total interest expense	$3,876	$3,859

11. Income Taxes

During the three months ended June 30, 2023 and 2022, the Company recorded total income tax (benefit) expense of approximately ($282,000) and $193,000, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded total income tax (benefit) expense of approximately ($122,000) and $372,000, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of June 30, 2023. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2023 and December 31, 2022, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

The Convertible Notes are not convertible by the holders as of June 30, 2023. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the shares issued to settle the Convertible Notes would exceed the Convertible Note principle by $86.0 million based on the closing price of the Company’s common stock as of June 30, 2023. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes have been excluded from the calculation of diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2023 and 2022:

	June 30,
	2023	2022

	(in thousands)
Options to purchase common stock	5,427	5,435
Performance-based awards and restricted stock units	9,658	7,601
Employee stock purchase plan	72	112
Convertible Notes	7,411	7,411
Earnouts for development with acquired Canadian entity	—	931
Total	22,568	21,490

13. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the six months ended June 30, 2023, we processed approximately 1,243,400 tests, comprised of approximately 1,206,700 tests accessioned in our laboratory, compared to approximately 989,200 tests processed, comprised of approximately 957,200 tests accessioned in our laboratory, during the six months ended June 30, 2022. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2023 was 90%, a slight increase compared to 89% for the six months ended June 30, 2022. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2023 was 7%, flat compared to the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the six months ended June 30, 2023 was 3%, flat compared to the six months ended June 30, 2022.

For the six months ended June 30, 2023, total revenues were $503.2 million, compared to $392.3 million in the six months ended June 30, 2022. Product revenues accounted for $496.1 million, 99% of total revenues for the six months ended June 30, 2023 compared to $384.6 million representing 98% of total revenues for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $16.6 million, representing approximately 3% of total revenues for the six months ended June 30, 2023. For the six months ended June 30, 2022, revenues from customers outside the United States were $13.2 million, representing approximately 3% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the six months ended June 30, 2023 and 2022 was $247.7 million and $283.7 million, respectively. This included non-cash stock compensation expense of $85.2 million and $76.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $2.2 billion.

Components of the Results of Operations

Revenues

We generate revenues from the sale of our tests, primarily from the sale of our Signatera, Panorama and HCS tests. Our two primary distribution channels are our direct sales force and our laboratory partners. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient, for the fees.

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

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, costs incurred from third party test processing fees, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with Whole Exome Sequencing (“WES”) are also included, as well as labor costs, relating to our Signatera CLIA and Signatera research use only offerings. Costs associated with performing tests are recorded when the test is accessioned and processed. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$258,256	$194,582	$63,674	32.7%
Licensing and other revenues	3,148	3,618	(470)	(13.0)
Total revenues	261,404	198,200	63,204	31.9
Cost and expenses
Cost of product revenues	142,808	108,756	34,052	31.3
Cost of licensing and other revenues	341	481	(140)	(29.1)
Research and development	78,173	82,580	(4,407)	(5.3)
Selling, general and administrative	152,508	149,468	3,040	2.0
Total cost and expenses	373,830	341,285	32,545	9.5
Loss from operations	(112,426)	(143,085)	30,659	(21.4)
Interest expense	(3,177)	(2,150)	(1,027)	47.8
Interest and other income, net	4,518	277	4,241	1,531.0
Loss before income taxes	(111,085)	(144,958)	33,873	(23.4)
Income tax benefit (expense)	282	(193)	475	(246.1)
Net loss	$(110,803)	$(145,151)	$34,348	(23.7)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $63.2 million, or 31.9%, when compared to the three months ended June 30, 2022.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended June 30, 2023, total reported units were approximately 594,900, comprised of approximately 578,200 tests reported in our laboratory. Comparatively, during the three months ended June 30, 2022, total reported units were approximately 461,300, comprising of approximately 446,400 tests reported in our laboratory. During the three months ended June 30, 2023 and 2022, total oncology units processed were approximately 83,500 and 44,200, respectively.

Product Revenues

During the three months ended June 30, 2023, product revenues increased by $63.7 million, or 32.7%, compared to the three months ended June 30, 2022, primarily as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $0.5 million, or 13.0%, during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. The decrease was primarily due to a slight decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended June 30, 2023, cost of product revenues increased compared to the three months ended June 30, 2022 by approximately $34.1 million, or 31.3%, due to a $11.0 million increase in third-party fees, higher costs related to inventory consumption of $11.6 million driven by an increase in accessioned tests and higher volume, a $2.0 million increase in equipment and related depreciation expense, and a $9.5 million increase in labor, overhead, shipping and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended June 30, 2023, when compared to the three months ended June 30, 2022, decreased by $0.1 million, or 29.1%, primarily due to a net decrease in costs to support our collaborative agreements.

Research and Development

Research and development expenses during the three months ended June 30, 2023, decreased by $4.4 million, or 5.3%, when compared to the three months ended June 30, 2022. The decrease was attributable to a $6.2 million decrease in lab related expenses, which includes a $6.0 million decrease related to in-process research and development, and a $2.0 million decrease in office, facilities, travel and other expenses. This was offset by an increase of $3.8 million in stock-based compensation and other payroll related expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3.0 million, or 2.0%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was attributable to an increase of $9.6 million in consulting and legal costs and a $5.2 million increase in facilities and other corporate costs. This was offset by a decrease of $4.6 million in salary and related compensation expenditures primarily due to reduction in headcount, a $4.0 million decrease in marketing costs, and a $3.2 million decrease in travel, office and other costs.

Interest Expense

Interest expense increased by $1.0 million in the three months ended June 30, 2023 compared to the same period in the prior year. The interest expense increased primarily as a result of the increase in interest rate compared to the same period in prior year and the $30.0 million drawdown from November 2022 of the Credit Line.

Interest and Other Income

Interest and other income for the three months ended June 30, 2023 increased $4.2 million compared to the same period in the prior year, primarily due to increased interest rates compared to the same period in prior year and greater cash and investment balances driving higher interest income.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$496,053	$384,584	$111,469	29.0%
Licensing and other revenues	7,107	7,749	(642)	(8.3)
Total revenues	503,160	392,333	110,827	28.2
Cost and expenses
Cost of product revenues	290,562	211,426	79,136	37.4
Cost of licensing and other revenues	711	1,026	(315)	(30.7)
Research and development	160,479	162,994	(2,515)	(1.5)
Selling, general and administrative	302,135	297,102	5,033	1.7
Total cost and expenses	753,887	672,548	81,339	12.1
Loss from operations	(250,727)	(280,215)	29,488	(10.5)
Interest expense	(6,238)	(4,237)	(2,001)	47.2
Interest and other income, net	9,103	1,078	8,025	744.4
Loss before income taxes	(247,862)	(283,374)	35,512	(12.5)
Income tax benefit (expense)	122	(372)	494	(132.8)
Net loss	$(247,740)	$(283,746)	$36,006	(12.7)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $110.8 million, or 28.2%, when compared to the six months ended June 30, 2022.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the six months ended June 30, 2023, total reported units were approximately 1,178,300, comprised of approximately 1,144,200 tests reported in our laboratory. Comparatively, during the six months ended June 30, 2022, total reported units were approximately 917,500, comprising of approximately 887,300 tests reported in our laboratory. During the six months ended June 30, 2023 and 2022, total oncology units processed were approximately 154,500 and 79,200, respectively.

Product Revenues

During the six months ended June 30, 2023, product revenues increased by $111.5 million, or 29.0%, compared to the six months ended June 30, 2022, primarily as a result of the continued revenue growth from test volumes.

Licensing and Other Revenues

Licensing and other revenues decreased by $0.6 million, or 8.3%, during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The decrease was primarily due to a slight decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the six months ended June 30, 2023, cost of product revenues increased compared to the six months ended June 30, 2022 by approximately $79.1 million, or 37.4%, due to a $27.9 million increase in third-party fees, higher costs related to inventory consumption of $22.8 million driven by an increase in accessioned tests and higher volume, a $5.2 million increase in shipping related charges, a $4.9 million increase in equipment and related depreciation expense, and a $18.3 million increase in labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the six months ended June 30, 2023, when compared to the six months ended June 30, 2022, decreased by $0.3 million, or 30.7%, primarily due to a net decrease in costs to support our collaborative agreements.

Research and Development

Research and development expenses during the six months ended June 30, 2023, decreased by $2.5 million, or 1.5%, when compared to the six months ended June 30, 2022. The decrease was attributable to a $11.8 million decrease in lab related expenses, which includes a $9.1 million decrease related to in-process research and development, a $4.0 million decrease in office related expenses, and a $1.0 million decrease in consulting, office and other expenses. This was offset by an increase of $14.3 million increase in salary and related compensation expenditures primarily due to headcount growth, which includes a $8.5 million increase in stock-based compensation expense.

Selling, General and Administrative

Selling, general and administrative expenses increased by $5.0 million, or 1.7%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was attributable to an increase of $7.6 million in consulting and legal costs and a $9.6 million in facilities and other corporate costs. This was offset by a $6.2 million decrease in marketing costs, a decrease of $3.1 million in salary and related compensation expenditures primarily due to reduction in headcount, which includes a $1.2 million decrease in stock-based compensation expense, and a $2.9 million decrease in travel, office and other costs.

Interest Expense

Interest expense increased by $2.0 million in the six months ended June 30, 2023 compared to the same period in the prior year. The interest expense increased primarily as a result of the increase in interest rate compared to the same period in prior year and the $30.0 million drawdown from November 2022 of the Credit Line.

Interest and Other Income

Interest and other income for the six months ended June 30, 2023 increased $8.0 million compared to the same period in the prior year, primarily due to increased interest rates compared to the same period in prior year and greater cash and investment balances driving higher interest income.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2023, we had a net loss of $247.7 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2023, we had an accumulated deficit of $2.2 billion. We had $381.1 million in cash and cash equivalents and restricted cash, $354.8 million in marketable securities, an $80.4 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. As of June 30, 2023, we had $20.0 million remaining and available on the Credit Line.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 3, 2023.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS (“the Credit Line”) providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. As of June 30, 2023, the total principal amount outstanding with accrued interest was $80.4 million.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
(in thousands)
Cash used in operating activities	$(159,275)	$(248,126)
Cash provided by investing activities	62,684	241,822
Cash provided by financing activities	11,613	13,074
Net change in cash, cash equivalents and restricted cash	(84,978)	6,770
Cash, cash equivalents and restricted cash, beginning of period	466,091	84,614
Cash, cash equivalents and restricted cash, end of period	$381,113	$91,384

Cash Used in Operating Activities

Cash used in operating activities during the six months ended June 30, 2023 was $159.3 million. The net loss of $247.7 million includes $107.9 million in non-cash charges resulting from $10.2 million of depreciation and amortization, $2.7 million in-process research and development, $1.5 million premium amortization and discount accretion on investment securities, $85.2 million of stock-based compensation expense, $7.4 million of non-cash lease expense, $0.6 million for amortization of debt discount and issuance cost, and $0.3 million for foreign exchange adjustment. Operating assets had cash outflows of $10.4 million resulting from a $15.7 million increase in accounts receivable, a $7.3 million increase in inventory, offset by a $12.6 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash outflows of $9.1 million resulting from a $9.0 million decrease in accounts payable, a $11.2 million decrease in other accrued liabilities and a $5.2 million decrease in lease liabilities, offset by a $9.9 million increase in accrued compensation and a $6.4 million increase in deferred revenue.

Cash used in operating activities during the six months ended June 30, 2022 was $248.1 million. The net loss of $283.7 million includes $94.2 million in non-cash charges resulting from $7.6 million of depreciation and amortization expense, $3.0 million premium amortization and discount accretion on investment securities, $76.1 million of stock-based compensation expense, $6.7 million of non-cash lease expense, $0.6 million for amortization of debt discount and issuance cost, and $0.2 million for realized loss from sales of investments. Operating assets had cash outflows of $85.1 million resulting from a $86.2 million increase in accounts receivable, a $3.6 million increase in inventory, offset by a $4.7 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $26.5 million resulting from a $29.5 million increase in other accrued liabilities, a $8.0 million increase in deferred revenue, and a $2.5 million increase in accounts payable, offset by a $8.0 million decrease in accrued compensation and a $5.5 million decrease in lease liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 totaled $62.7 million, which was comprised of $83.3 million from proceeds of investments maturities, offset by $20.6 million in acquisitions of property and equipment.

Cash provided by investing activities for the six months ended June 30, 2022 totaled $241.8 million, which was comprised of $191.9 million from proceeds from sale of investments, $153.5 million from proceeds of investments maturities, offset by $80.0 million in purchasing of new investments, and $23.6 million in acquisitions of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023, totaled $11.6 million which was comprised of $2.9 million from proceeds from the exercise of stock options and $8.7 million from the issuance of common stock under the employee stock purchase plan.

Cash provided by financing activities for the six months ended June 30, 2022, totaled $13.1 million which was comprised of $4.6 million of proceeds from the exercise of stock options and $8.5 million from the issuance of common stock under the employee stock purchase plan.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of June 30, 2023. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $3.6 million annually in relation to amounts we would expect to earn, based on our short-term investments as of June 30, 2023.

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

Inflation Risk

As of the date of filing of this Quarterly Report, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also negatively affect demand for our product offerings. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

On May 19, 2023, Herm Rosenman, a member of the Company’s board of directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Rosenman’s Rule 10b5-1 Trading Plan provides for the exercise of 93,901 stock options and sale of underlying shares of common stock pursuant to the terms of the plan, between August 18, 2023 and February 23, 2024.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated April 19, 2023.					X
10.2	Amended Compensation Program for Non-Employee Directors.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

NATERA, INC.

Date: August 3, 2023	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)