Form 10-Q
period 2023-09-30
Natera, Inc.
filed 2023-11-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 120,151,688.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$668,710	$466,091
Short-term investments	267,847	432,301
Accounts receivable, net of allowance of $6,034 and $3,830 at September 30, 2023 and December 31, 2022, respectively	255,147	244,385
Inventory	42,076	35,406
Prepaid expenses and other current assets, net	33,496	33,634
Total current assets	1,267,276	1,211,817
Property and equipment, net	104,830	92,453
Operating lease right-of-use assets	58,206	71,874
Other assets	16,208	18,330
Total assets	$1,446,520	$1,394,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,321	$31,148
Accrued compensation	39,415	44,010
Other accrued liabilities	133,740	144,214
Deferred revenue, current portion	15,012	10,777
Short-term debt financing	80,435	80,350
Total current liabilities	289,923	310,499
Long-term debt financing	282,619	281,653
Deferred revenue, long-term portion	21,033	20,001
Operating lease liabilities, long-term portion	68,287	76,577
Total liabilities	661,862	688,730

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2023 and December 31, 2022; 118,990 and 111,255 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	11	11
Additional paid-in capital	3,089,448	2,664,730
Accumulated deficit	(2,299,405)	(1,942,635)
Accumulated other comprehensive loss	(5,396)	(16,362)
Total stockholders’ equity	784,658	705,744
Total liabilities and stockholders’ equity	$1,446,520	$1,394,474

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues
Product revenues	$265,218	$199,831	$761,271	$584,415
Licensing and other revenues	3,088	10,806	10,195	18,555
Total revenues	268,306	210,637	771,466	602,970
Cost and expenses
Cost of product revenues	146,962	115,436	437,524	326,862
Cost of licensing and other revenues	349	1,076	1,060	2,102
Research and development	77,235	65,510	237,714	228,504
Selling, general and administrative	154,742	147,667	456,877	444,769
Total cost and expenses	379,288	329,689	1,133,175	1,002,237
Loss from operations	(110,982)	(119,052)	(361,709)	(399,267)
Interest expense	(3,252)	(2,330)	(9,490)	(6,567)
Interest and other income, net	5,406	87	14,509	1,165
Loss before income taxes	(108,828)	(121,295)	(356,690)	(404,669)
Income tax expense	(202)	(185)	(80)	(557)
Net loss	$(109,030)	$(121,480)	$(356,770)	$(405,226)
Unrealized gain (loss) on available-for-sale securities, net of tax	3,807	(3,212)	10,966	(17,322)
Comprehensive loss	$(105,223)	$(124,692)	$(345,804)	$(422,548)

Net loss per share (Note 12):
Basic and diluted	$(0.95)	$(1.25)	$(3.14)	$(4.20)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	115,171	97,052	113,559	96,408

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022	96,903	$10	$2,139,551	$(16,397)	$(1,678,582)	$444,582
Issuance of common stock upon exercise of stock options	84	—	1,393	—	—	1,393
Vesting of restricted stock units	313	—	—	—	—	—
Stock-based compensation	—	—	40,338	—	—	40,338
Unrealized gain (loss) on available-for sale securities	—	—	—	(3,212)	—	(3,212)
Net loss	—	—	—	—	(121,480)	(121,480)
Balance as of September 30, 2022	97,300	$10	$2,181,282	$(19,609)	$(1,800,062)	$361,621

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	95,140	$10	$2,050,417	$(2,287)	$(1,394,836)	$653,304
Issuance of common stock upon exercise of stock options	785	—	5,971	—	—	5,971
Issuance of common stock under employee stock purchase plan	285	—	8,496	—	—	8,496
Vesting of restricted stock units	1,090	—	—	—	—	—
Stock-based compensation	—	—	116,398	—	—	116,398
Unrealized gain (loss) on available-for sale securities	—	—	—	(17,322)	—	(17,322)
Net loss	—	—	—	—	(405,226)	(405,226)
Balance as of September 30, 2022	97,300	$10	$2,181,282	$(19,609)	$(1,800,062)	$361,621

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	114,051	$11	$2,795,714	$(9,203)	$(2,190,375)	$596,147
Issuance of common stock upon exercise of stock options	48	—	562	—	—	562
Issuance of common stock for public offering, net	4,550	—	235,441	—	—	235,441
Vesting of restricted stock units	341	—	—	—	—	—
Stock-based compensation	—	—	57,731	—	—	57,731
Unrealized gain (loss) on available-for sale securities	—	—	—	3,807	—	3,807
Net loss	—	—	—	—	(109,030)	(109,030)
Balance as of September 30, 2023	118,990	$11	$3,089,448	$(5,396)	$(2,299,405)	$784,658

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	111,255	$11	$2,664,730	$(16,362)	$(1,942,635)	$705,744
Issuance of common stock upon exercise of stock options	265	—	3,501	—	—	3,501
Issuance of common stock under employee stock purchase plan	219	—	8,674	—	—	8,674
Issuance of stock for bonuses	349	—	19,771	—	—	19,771
Issuance of common stock for IPR&D milestone	336	—	14,435	—	—	14,435
Issuance of common stock for public offering, net	4,550	—	235,441	—	—	235,441
Vesting of restricted stock units	2,016	—	—	—	—	—
Stock-based compensation	—	—	142,896	—	—	142,896
Unrealized gain (loss) on available-for sale securities	—	—	—	10,966	—	10,966
Net loss	—	—	—	—	(356,770)	(356,770)
Balance as of September 30, 2023	118,990	$11	$3,089,448	$(5,396)	$(2,299,405)	$784,658

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Operating activities
Net loss	$(356,770)	$(405,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,186	12,772
Expensed in-process research and development	2,679	—
Premium amortization and discount accretion on investment securities	1,929	3,971
Stock-based compensation	142,896	116,398
Non-cash lease expense	11,011	9,989
Amortization of debt discount and issuance cost	966	941
Foreign exchange adjustment	265	(12)
Loss on investments	—	532
Non-cash interest expense	85	100
Changes in operating assets and liabilities:		—
Accounts receivable	(10,762)	(114,288)
Inventory	(6,669)	(13,520)
Prepaid expenses and other assets	7,356	486
Accounts payable	(8,951)	8,367
Accrued compensation	15,177	1,285
Operating lease liabilities	(8,424)	(7,207)
Other accrued liabilities	(2,072)	35,422
Deferred revenue	5,268	(384)
Cash used in operating activities	(188,830)	(350,374)

Investing activities
Purchases of investments	—	(86,947)
Proceeds from sale of investments	—	214,738
Proceeds from maturity of investments	173,500	216,500
Purchases of property and equipment, net	(29,667)	(35,870)
Cash provided by investing activities	143,833	308,421

Financing activities
Proceeds from exercise of stock options	3,501	5,971
Proceeds from issuance of common stock under employee stock purchase plan	8,674	8,496
Proceeds from public offering, net of issuance cost	235,441	—
Cash provided by financing activities	247,616	14,467

Net change in cash, cash equivalents and restricted cash	202,619	(27,486)
Cash, cash equivalents and restricted cash, beginning of period	466,091	84,614
Cash, cash equivalents and restricted cash, end of period	$668,710	$57,128

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,907	$4,008

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$(1,168)	$458
Issuance of common stock for IPR&D acquisition	$14,435	$—
Issuance of common stock for bonuses	$19,771	$—

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

The Company's key product offerings include its Panorama Non-Invasive Prenatal Test ("NIPT") that screens for chromosomal abnormalities of a fetus as well as in twin pregnancies, typically with a blood draw from the mother; Horizon Carrier Screening ("HCS") to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; Signatera molecular residual disease (“MRD”) test, which detects circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease and monitor for recurrence; and Prospera, to assess organ transplant rejection. All testing is available principally in the United States. The Company does not conduct animal testing. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation, a cloud-based software platform that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch their own tests based on the Company’s technology.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2023, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (filed on March 1, 2023).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $356.8 million for the nine months ended September 30, 2023 and an accumulated deficit of $2.3 billion as of September 30, 2023. As of September 30, 2023, the Company had $668.7 million in cash, cash equivalents, and restricted cash, $267.8 million in marketable securities, an $80.4 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest and $287.5 million of outstanding principal on its 2.25% Convertible Senior Notes (the “Convertible Notes”). As of September 30, 2023, the Company had $20.0 million remaining and available on its Credit Line.

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

Further, additional consideration aggregating up to approximately $35.0 million was estimated to be paid via issuance of an estimated 269,547 additional Natera common shares, consistent with the registration statement filed with the SEC on September 10, 2021, upon achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which will be revalued at each reporting date and amount of compensation expense will be adjusted accordingly and reported in research and development expenses. In November 2022, the terms of the payment for any remaining consideration were modified, resulting in $10.0 million of consideration paid in December 2022 and $15.0 million of consideration paid in March 2023, with such consideration primarily consisting of Natera common stock.

In September 2023, the Company completed an underwritten equity offering and sold 4,550,000 shares of its common stock at a price of $55 per share to the public. Before estimated offering expenses of $0.4 million, the Company received proceeds of approximately $235.8 million net of the underwriting discount. In November 2022, the Company completed an underwritten equity offering and sold 13,144,500 shares of its common stock at a price of $35 per share to the public. Before estimated offering expenses of $0.5 million, the Company received proceeds of approximately $433.2 million net of the underwriting discount.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after November 8, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiaries. The Company established a subsidiary that operates in the state of Texas to support the Company’s laboratory and operational functions. The Company established a subsidiary that operates in Canada following the acquisition of the IPR&D asset. All intercompany balances and transactions have been eliminated.

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

Allowance for doubtful accounts

The allowance for doubtful accounts for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to our clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for the three and nine months ended September 30, 2023 and 2022. The Company currently does not have an incremental allowance for doubtful accounts against accounts receivable for insurance and patient payors due to the average selling price calculations which incorporate these risks as net receivables are recorded.

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

Investments

Investments consist primarily of debt securities such as U.S. Treasuries, U.S. agency and municipal bonds. Management determines the appropriate classification of securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company generally classifies its entire investment portfolio as available-

for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company classifies all investments as short-term, irrespective of maturity date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million, which represents 5.25% of MyOme on a fully diluted basis. The Company does not hold a seat on MyOme’s board of directors. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of September 30, 2023. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

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

None of the related party investments in MyOme by our executives and directors noted above were at the behest of the Company nor funded by the Company.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Risk and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, accounts receivable and investments. The Company limits its exposure to loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits of $250,000 per customer. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

The Company performs evaluations of financial conditions for insurance carriers, patients, clinics and laboratory partners and generally does not require collateral to support credit sales. For the three and nine months ended September 30, 2023, and 2022, there were no payors or customers exceeding 10% of total revenues on an individual basis. As of September 30, 2023 and December 31, 2022, there were no payors or customers with an outstanding balance exceeding 10% of net accounts receivable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Beginning balance	$(9,203)	$(16,397)	$(16,362)	$(2,287)
Net unrealized gain (loss) on available-for-sale securities, net of tax and foreign currency translation adjustment	3,807	(3,212)	10,966	(17,322)
Ending balance	$(5,396)	$(19,609)	$(5,396)	$(19,609)

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Collection of cash attributable to such product revenue takes an average of 18 months to fully collect the amounts estimated at delivery and during this time management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended September 30, 2023 and 2022, the Company increased revenue by a net of $2.2 million and $5.9 million, respectively, for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by

$0.02 and $0.06, respectively. During the nine months ended September 30, 2023, the Company reduced revenue by a net of $3.7 million for tests delivered in prior periods, which decreased revenue and increased net loss by a corresponding amount and increased loss per share by $0.03. During the nine months ended September 30, 2022, the Company increased revenue by a net of $16.5 million for tests delivered in prior periods, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.17.

Product revenue is constrained via refunds estimated to be paid to insurance carriers. Such refunds are recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the three months ended September 30, 2023 and 2022, the reserves for refunds to insurance carriers were reduced and product revenue increased by $1.2 million and $1.6 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.01 and $0.02 for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the reserves for refunds to insurance carriers were reduced and product revenue increased by $7.7 million and $4.0 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.07 and $0.04 for the nine months ended September 30, 2023 and 2022, respectively.

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

According to the BGI Genomics Agreement, the Company is entitled to a total of $50.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. Due to uncertainties in achieving certain milestones, $6.0 million of the $50.0 million was constrained. A net of $44.0 million has been collected by the Company in cash which includes $20.0 million in prepaid royalties.

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each of the NIPT and Oncology products, representing two separate performance obligations, to which $24.0 million of transaction consideration was allocated. Of this amount, $0.1 million and $7.3 million were recognized in the nine months ended September 30, 2023 and 2022, respectively. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

As of September 30, 2023, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the nine months ended September 30, 2023, the Company recognized $1.1 million related to oncology assay interpretation services, of which $0.7 million was recognized against deferred royalties. None was recognized in 2022. The Company currently has $19.3 million in deferred revenue as of September 30, 2023.

As required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments are for equipment and services to be received in future periods, which was assessed as a standalone transaction that did not reduce revenue, aggregated to $10.0 million and was originally recorded in long-term advances on the Company’s Condensed Consolidated Balance Sheet and will be periodically assessed for impairment. During the year ending December 31, 2022, $4.0 million was reclassified as prepaid expenses and other current assets. During the three and nine months ended September 30, 2023, $1.4 million and $4.0 million in equipment and services was received, respectively, which brought the remaining advanced payments to $6.0 million, with $1.1 million recorded in prepaid expenses and other current assets and $4.9 million recorded in other assets.

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

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to Foundation Medicine apart from the related development services. Therefore, license and related development services, for Oncology products, represent a single performance obligation, to which $19.3 million of transaction consideration was allocated. Of this amount, $0.2 million and $2.9 million was recognized in the nine months ended September 30, 2023 and 2022, respectively. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

Royalties related to assay interpretation services represent separate performance obligations for Oncology products, to which $5.0 million of transaction consideration was allocated and prepaid by Foundation Medicine. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.3 million and $0.1 million, respectively, related to oncology assay interpretation services. The Company currently has $3.9 million in deferred revenue as of September 30, 2023.

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
Insurance carriers	$239,780	$174,825	$676,680	$507,389
Laboratory and other partners	21,731	27,050	71,985	69,929
Patients	6,795	8,762	22,801	25,652
Total revenues	$268,306	$210,637	$771,466	$602,970

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
(in thousands)
United States	$259,870	$197,066	$746,420	$576,169
Americas, excluding U.S.	1,288	1,155	3,652	2,426
Europe, Middle East, India, Africa	5,255	4,956	16,071	12,383
Asia Pacific and Other	1,893	7,460	5,323	11,992
Total revenues	$268,306	$210,637	$771,466	$602,970

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	September 30,	December 31,
(in thousands)	2023	2022
Assets:
Accounts receivable, net	$255,147	$244,385
Liabilities:
Deferred revenue, current portion	$15,012	$10,777
Deferred revenue, long-term portion	21,033	20,001
Total deferred revenues	$36,045	$30,778

The following table summarizes the changes in the balance of deferred revenues during the nine months ended September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022
(in thousands)
Beginning balance	$30,778	$28,722
Increase in deferred revenues	24,553	20,268
Reclass of unbilled revenues previously deferred	—	(337)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(9,610)	(7,877)
Revenue recognized from performance obligations satisfied within the same period	(9,676)	(12,439)
Ending balance	$36,045	$28,337

During the nine months ended September 30, 2023, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $9.6 million. This balance consisted of approximately a net $0.8 million related to BGI Genomics and Foundation Medicine and $8.8 million related to genetic testing services. The current portion of deferred revenue includes $12.8 million from genetic testing services and $2.2 million from the Foundation Medicine Agreement as of September 30, 2023. The non-current portion of deferred revenue includes $19.3 million from the BGI Genomics Agreement and $1.7 million from the Foundation Medicine Agreement as of September 30, 2023.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2023				December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$668,710	$—	$—	$668,710	$466,091	$—	$—	$466,091
U.S. Treasury securities	224,443	—	—	224,443	346,057	—	—	346,057
Corporate bonds and notes	—	3,976	—	3,976	—	23,529	—	23,529
Municipal securities	—	39,428	—	39,428	—	62,715	—	62,715
Total financial assets	$893,153	$43,404	$—	$936,557	$812,148	$86,244	$—	$898,392

(1)	Cash equivalents includes money market deposits and liquid demand deposits.

Fair Value of Short-Term and Long-Term Debt:

As of September 30, 2023, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line, which are not presented at fair value on the Condensed Consolidated Balance Sheets for both September 30, 2023 and December 31, 2022, was $80.4 million, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%.

As of September 30, 2023, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, was $391.4 million and $358.4 million, respectively, based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. See Note 10, Debt, for additional details.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	September 30, 2023			December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$668,710	$—	$668,710	$466,091	$—	$—	$466,091
U.S. Treasury securities (1)	227,276	(2,833)	224,443	358,385	—	(12,328)	346,057
Corporate bonds and notes (1)	4,000	(24)	3,976	24,045	—	(516)	23,529
Municipal securities (1)	41,701	(2,273)	39,428	65,973	1	(3,259)	62,715
Total	$941,687	$(5,130)	$936,557	$914,494	$1	$(16,103)	$898,392

Classified as:
Cash, cash equivalents and restricted cash (2)			668,710				466,091
Short-term investments			267,847				432,301
Total			$936,557				$898,392

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes money market deposits and liquid demand deposits.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the nine months ended September 30, 2023, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of September 30, 2023, the Company had 38 investments in an unrealized loss position in its portfolio. An allowance for credit losses was not necessary as the decrease in the fair market value for a majority of these available-for-sale securities was as a result of a significant average yield rate increase for similar securities as of September 30, 2023. The Company has assessed the unrealized loss position for available-for-sale debt securities for which an allowance for credit losses has not been recorded and concluded any such losses are temporary and not indicative of an impairment as these investments will be held until maturity or price recovery.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of September 30, 2023, aggregated by major security type in a continuous loss position. There were no debt securities available-for-sale in an unrealized loss position for less than 12 months as of September 30, 2023.

	Total
	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury securities	$224,443	$(2,833)
Corporate bonds and notes	3,976	(24)
Municipal securities	39,428	(2,273)
Total	$267,847	$(5,130)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2023:

	September 30, 2023
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$242,845	$239,773
Greater than one year but less than five years	30,132	28,074
Total	$272,977	$267,847

6. Balance Sheet Components

Allowance for doubtful accounts

The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022

	(in thousands)
Beginning balance	$5,580	$3,561
Provision for doubtful accounts	454	1,115
Total	$6,034	$4,676

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Beginning balance	$3,830	$2,429
Provision for doubtful accounts	2,204	2,615
Write-offs	—	(368)
Total	$6,034	$4,676

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2023	2022
		(in thousands)
Machinery and equipment	3-5 years	$83,481	$66,262
Computer equipment	3 years	1,812	1,308
Purchased and capitalized software held for internal use	3 years	10,275	5,464
Leasehold improvements	Lesser of useful life or lease term	39,000	29,747
Construction-in-process		20,845	25,370
		155,413	128,151
Less: Accumulated depreciation and amortization		(50,583)	(35,698)
Total Property and Equipment, net		$104,830	$92,453

The Company’s long-lived assets are mostly located in the United States.

During the nine months ended September 30, 2023, the increase in net property and equipment was due to expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $16.1 million recorded in the nine months ended September 30, 2023. Depreciation expense of $12.2 million was recorded in the nine months ended September 30, 2022. The Company did not incur any impairment charges during the nine months ended September 30, 2023.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Reserves for refunds to insurance carriers	$16,209	$18,948
Accrued charges for third-party testing	10,960	17,036
Testing and laboratory materials from suppliers	19,902	13,281
Marketing and corporate affairs	8,752	8,943
Legal, audit and consulting fees	35,822	36,710
Accrued shipping charges	1,203	485
Sales and income tax payable	5,715	4,319
Accrued third-party service fees	6,865	6,631
Clinical trials and studies	11,056	23,301
Operating lease liabilities, current portion	11,038	7,639
Property and equipment purchases	1,617	1,821
Other accrued interest	2,695	1,078
Other accrued expenses	1,906	4,022
Total other accrued liabilities	$133,740	$144,214

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss. The following table summarizes the reserve balance and activities for refunds to insurance carriers for the nine months ending September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022

	(in thousands)
Beginning balance	$18,948	$17,210
Additional reserves	7,348	15,665
Refunds to carriers	(1,236)	(990)
Reserves released to revenue	(8,851)	(13,947)
Ending balance	$16,209	$17,938

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

The Company entered into a lease agreement commencing June 2018 for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term is 62 months and expired in July 2023. The Company had the option to extend this lease for five years, and the fair market rent upon renewal was not determinable. However, since the Company sold its business related to cord blood and tissue storage in September 2019, the Company has subleased the facility and did not exercise its option to renew the facility upon expiration.

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

The Company entered into a lease agreement in September 2023 to lease 16,319 square feet of space located in Pleasanton, California over a 60-month term. The premises will be used for laboratory and research use and is expected to commence in December 2023. The annual lease payment starts at $0.5 million and escalates annually.

As part of the IPR&D asset acquisition in September 2021, the Company inherited a 24-month lease for 7,107 square feet of laboratory space in Canada. The annual lease payment starts at $0.2 million and expired in August 2023.

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

For the nine months ended September 30, 2023, the Company had $0.1 million in noncash operating activities related to additional right-of-use assets accounted for exercising the option to extend a lease under ASC 842. For the nine months ended September 30, 2022, the Company had noncash operating activities of $22.1 million primarily related to additional right-of-use assets related to the Austin First and Second Expansion Premises commenced in February 2022 and September 2022, respectively, which was accounted for as a new lease under ASC 842.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$11,038	$7,639
Operating lease liabilities, long-term portion	68,287	76,577
Total operating lease liabilities	$79,325	$84,216

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of September 30, 2023, the weighted-average remaining lease term was 6.94 years and the weighted-average discount rate was 6.67%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. For the three months ended September 30, 2023 and 2022, total lease expense of $3.6 million and $3.5 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the nine months ended September 30, 2023 and 2022, total lease expense of $11.0 million and $10.0 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $3.2 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $8.4 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of September 30, 2023 are as follows:

Operating Leases
(in thousands)
As of September 30, 2023
2023 (remaining 3 months)	$3,983
2024	16,031
2025	16,383
2026	16,732
2027	13,676
2028 and thereafter	34,000
100,805
Less: imputed interest	(21,480)
Operating lease liabilities	$79,325

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

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleges, in suits filed in January 2020 and May 2022, infringement by CareDx of three of the Company’s patents, seeking unspecified damages and injunctive relief. The case is currently pending and is scheduled for trial in January 2024.

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. (“Invitae”) as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. A jury trial was held in May 2023, after which the jury returned a verdict in favor of the Company, finding all three asserted patents valid and infringed by ArcherDX and

Invitae and awarding damages totaling $19.35 million to the Company. A bench trial was held in June 2023 on defendants’ remaining equitable defense against two of the Natera patents; the court issued an order denying the defendants’ equitable defense in September 2023. Also in June 2023, the Company moved for a permanent injunction against the PCM test, which motion remains pending before the court. The court has entered an interim judgment in favor of the Company pursuant to the May 2023 jury verdict and the September 2023 court order. ArcherDX and Invitae have filed post-trial motions in response to the interim judgment. The Company intends to oppose the motions.

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

In July 2023, the Company filed suit against NeoGenomics Laboratories, Inc. (“NeoGenomics”) in the United States District Court for the Middle District of North Carolina, alleging infringement of certain Natera patents by NeoGenomics’ commercialization of the RaDaR test. The complaint seeks monetary damages and injunctive relief. The Company filed a motion for preliminary injunction, which is pending before the Court.

Other Litigation Matters.

CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. The Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that Natera was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. On July 17, 2023, the Court granted in part the Company’s motion for judgment as a matter of law requesting that the Court set aside the portions of the jury verdict adverse to Natera, ruling that CareDx is not entitled to any damages. Both parties have filed notices of appeal.

In May 2021, Guardant. Inc. (“Guardant”) filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. Trial is currently scheduled for March 2024.

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

A purported class action lawsuit was filed against the Company and certain of its management in the United States District Court for the Western District of Texas, asserting claims under Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 thereunder. The complaint, filed in April 2022 and amended in October 2022 (to include, among others, the claims raised in the lawsuit discussed in the preceding paragraph), alleges, among other things, that the management defendants made materially false or misleading statements, and/or omitted material information that was required to be disclosed, about certain of the Company’s products and operations. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs. The Company filed a motion to dismiss this lawsuit, which was granted in part and denied in part.

In October 2023, a shareholder derivative complaint was filed in the United States District Court for the Western District of Texas against the Company as nominal defendant and certain of the Company’s management, alleging, among other things, that the management defendants made materially false or misleading statements, and/or omitted material information that was required to be disclosed, about certain of the Company’s products and operations. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs.

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

Contractual Commitments

The following table sets forth the Company’s material contractual commitments as of September 30, 2023 with a remaining term of at least one year:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$9,400	December 2024
Material suppliers	23,322	March 2028
Application service providers	14,574	March 2026
Leases (1)	2,651	November 2028
Other material suppliers	14,695	Various
Total	$64,642

(1)	Represents executed leases which have not commenced. Please refer to Note 7, Leases, for additional information.

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

Share Reserve.  The initial number of shares of the Company’s common stock available for issuance under the 2015 Plan was 3,451,495 shares. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on the first business day of each fiscal year, commencing in 2016, by a number equal to the least of:

●	3,500,000 shares;

●	4% of the shares of common stock issued and outstanding on the last business day of the prior fiscal year; or

●	a number of shares determined by the Company’s board of directors.

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

Employee Stock Purchase Plan

During the period ended September 30, 2023, there have not been any changes to the Company’s 2015 Natera, Inc. Employee Stock Purchase Plan (the “ESPP”) as disclosed in Form 10-K for the fiscal year ended December 31, 2022.

The Company has made 3,964,612 shares available for issuance under the Plan as of September 30, 2023, a number that is automatically increased on the first business day of each fiscal year of the Company during the term of the ESPP by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to the ESPP), or (iii) a number of shares of common stock determined by the Company’s board of directors.

The first offering period of 2023 started on November 1, 2022 and ended on April 30, 2023. As of September 30, 2023, 218,649 shares have been purchased in the first offering period. The second offering period of 2023 began on May 1, 2023 and ended on October 31, 2023.

Stock Options and Restricted Stock Units

The following table summarizes option and RSU activity for the nine months ended September 30, 2023:

	Outstanding Options and RSUs
				Weighted-
			Weighted-	Average
	Shares	Number of	Average	Remaining	Aggregate
	Available for	Shares	Exercise	Contractual	Intrinsic
(in thousands, except for contractual life and exercise price)	Grant	Outstanding	Price	Life	Value
				(in years)
Balance at December 31, 2022	3,263	5,300	$21.11	4.84	$131,385
Additional shares authorized	3,500	—
Options granted	(497)	497	$44.29
Options exercised	—	(265)	$13.26
RSUs granted	(5,728)	—
RSUs forfeited/cancelled	760	—
Balance at September 30, 2023	1,298	5,532	$23.57	4.61	$142,513
Exercisable at September 30, 2023		4,525	$13.81	3.74	$141,977
Vested and expected to vest at September 30, 2023		5,466	$23.05	4.56	$142,478

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

The Company has recognized $23.0 million and $12.4 million in stock-based compensation for performance-based awards for the three months ended September 30, 2023 and 2022, respectively. The Company has recognized $40.5 million and $40.0 million in stock-based compensation for performance-based awards for the nine months ended September 30, 2023 and 2022, respectively. There were no performance-based awards with market conditions and a fair value estimated using a Monte Carlo simulation model granted in the nine months ended September 30, 2023 and 2022.

Restricted Stock Units

The following table summarizes unvested RSU for the nine months ended September 30, 2023:

		Weighted-
		Average
		Grant Date
(in thousands, except for grant date fair value)	Shares	Fair Value

Balance at December 31, 2022	6,836	$57.12
Granted	5,728	$44.99
Vested	(2,364)	$57.01
Cancelled/forfeited	(760)	$50.01
Balance at September 30, 2023	9,440	$50.28

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

The following tables present the effect of employee and non-employee stock-based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023			2022
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$3,284	$15	$3,299	$2,124	$—	$2,124
Research and development	18,278	650	18,928	12,972	497	13,469
Selling, general and administrative	35,233	271	35,504	24,524	221	24,745
Total	$56,795	$936	$57,731	$39,620	$718	$40,338

	Nine months ended September 30,
	2023			2022
	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$8,669	$24	$8,693	$5,903	$—	$5,903
Research and development	47,316	1,965	49,281	33,911	1,432	35,343
Selling, general and administrative	83,822	1,100	84,922	74,700	452	75,152
Total	$139,807	$3,089	$142,896	$114,514	$1,884	$116,398

As of September 30, 2023, approximately $368.4 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.5 years.

Valuation of Stock Option Grants to Employees and Non-employees

The Company utilizes the Black-Scholes option pricing model when estimating the fair value of stock options. For the three and nine months ended September 30, 2023, the following valuation assumptions were applied on both the employee and non-employee options.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023			2022
Expected term (years)	6.03	6.05	5.20	—	6.03	5.12	—	10.00
Expected volatility	68.23%	61.63%	68.23%	—	70.07%	55.91%	—	62.30%
Expected dividend rate	—%	—%			—%			—%
Risk-free interest rate	4.18%	3.15%	3.41%	—	4.18%	1.62%	—	3.15%

As of September 30, 2023, total stock options outstanding include stock options for 23,005 shares of common stock that were granted to non-employees, of which none are vested. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. The interest rate as of September 30, 2023 was 6.53%. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. As of September 30, 2023, the Company has drawn down a total of $80.0 million and there is $20.0 million remaining and available on the Credit Line. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%.

For the three months ended September 30, 2023 and 2022, the Company recorded interest expense on the Credit Line of $1.3 million and $0.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded interest expense on the Credit Line of $3.7 million and $0.8 million, respectively. Interest payments on the Credit Line were made within the same periods. As of September 30, 2023 and December 31, 2022, the total principal amount outstanding with accrued interest was $80.4 million.

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

The first two circumstances have been met as of September 30, 2023. However, there were no conversions for the period ending September 30, 2023.

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

Upon adoption of ASU 2020-06, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the

Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of September 30, 2023 and December 31, 2022 are summarized in the following table:

	September 30, 2023	December 31, 2022

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(4,881)	(5,847)
Net carrying amount	$282,619	$281,653

The following tables present total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	324	316
Total interest expense	$1,941	$1,933

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash interest expense
Contractual interest expense	$4,851	$4,852
Non-cash interest expense
Amortization of debt discount and debt issuance cost	966	941
Total interest expense	$5,817	$5,793

11. Income Taxes

During the three months ended September 30, 2023 and 2022, the Company recorded total income tax expense of approximately $202,000 and $185,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded total income tax expense of approximately $80,000 and $557,000, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax expenses resulting from testing to clinics and licenses of cloud-based software and intellectual property that are based in a foreign country. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of September 30, 2023. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2023 and December 31, 2022, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

The Convertible Notes are convertible by the holders as of September 30, 2023. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the shares issued to settle the Convertible Notes would exceed the Convertible Note principle by $105.7 million based on the closing price of the Company’s common stock as of September 30, 2023. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes have been excluded from the calculation of diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2023 and 2022:

	September 30,
	2023	2022

	(in thousands)
Options to purchase common stock	5,532	5,345
Performance-based awards and restricted stock units	9,440	7,243
Employee stock purchase plan	188	148
Convertible Notes	7,411	7,411
Earnouts for development with acquired Canadian entity	—	525
Total	22,571	20,672

13. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the nine months ended September 30, 2023, we processed approximately 1,869,400 tests, comprised of approximately 1,816,500 tests accessioned in our laboratory, compared to approximately 1,506,700 tests processed, comprised of approximately 1,460,100 tests accessioned in our laboratory, during the nine months ended September 30, 2022. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and HCS, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2023 was 91%, a slight increase compared to 89% for the nine months ended September 30, 2022. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2023 was 6%, a slight decrease compared to 7% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the nine months ended September 30, 2023 was 3%, a slight decrease from 4% in the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, total revenues were $771.5 million compared to $603.0 million in the nine months ended September 30, 2022. Product revenues accounted for $761.3 million, 99% of total revenues for the nine months ended September 30, 2023 compared to $584.4 million representing 97% of total revenues for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $25.0 million, representing approximately 3% of total revenues for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, revenues from customers outside the United States were $26.8 million, representing approximately 4% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the nine months ended September 30, 2023 and 2022 was $356.8 million and $405.2 million, respectively. This included non-cash stock compensation expense of $142.9 million and $116.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $2.3 billion.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$265,218	$199,831	$65,387	32.7%
Licensing and other revenues	3,088	10,806	(7,718)	(71.4)
Total revenues	268,306	210,637	57,669	27.4
Cost and expenses
Cost of product revenues	146,962	115,436	31,526	27.3
Cost of licensing and other revenues	349	1,076	(727)	(67.6)
Research and development	77,235	65,510	11,725	17.9
Selling, general and administrative	154,742	147,667	7,075	4.8
Total cost and expenses	379,288	329,689	49,599	15.0
Loss from operations	(110,982)	(119,052)	8,070	(6.8)
Interest expense	(3,252)	(2,330)	(922)	39.6
Interest and other income, net	5,406	87	5,319	6,113.8
Loss before income taxes	(108,828)	(121,295)	12,467	(10.3)
Income tax benefit (expense)	(202)	(185)	(17)	9.2
Net loss	$(109,030)	$(121,480)	$12,450	(10.2)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $57.7 million, or 27.4%, when compared to the three months ended September 30, 2022.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended September 30, 2023, total reported units were approximately 590,000, comprised of approximately 575,000 tests reported in our laboratory. Comparatively, during the nine months ended September 30, 2022, total reported units were approximately 482,900, comprising of approximately 469,200 tests reported in our laboratory. During the three months ended September 30, 2023 and 2022, total oncology units processed were approximately 88,700 and 53,200, respectively.

Product Revenues

During the three months ended September 30, 2023, product revenues increased by $65.4 million, or 32.7% compared to the three months ended September 30, 2022, primarily as a result of the continued revenue growth from increased test volumes as well as average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $7.7 million, or 71.4%, during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended September 30, 2023, cost of product revenues increased compared to the three months ended September 30, 2022 by approximately $31.5 million, or 27.3%, due to a $9.1 million increase in third-party billing fees, higher costs related to inventory consumption of $11.2 million driven by an increase in accessioned tests, a $2.8 million increase in equipment and related depreciation expense, and a $8.4 million increase in labor, overhead, shipping and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022, decreased by $0.7 million, or 67.6%, primarily due to a net decrease in costs to support our collaborative agreements.

Research and Development

Research and development expenses during the three months ended September 30, 2023, increased by $11.7 million, or 17.9%, when compared to the three months ended September 30, 2022. The increase was attributable to a $6.6 million increase in salary and related compensation expenditures, which includes a $5.5 million increase in stock-based compensation expense, and a $6.5 million increase primarily due to a one-time benefit to in-process research and development expense in the third quarter of 2022. This was offset by a $1.4 million net decrease in lab and clinical trial related expenses, consulting, travel, facilities, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $7.1 million, or 4.8%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was attributable to a net increase of $6.0 million in salary and related compensation expenditures primarily related to an increase in stock-based compensation expense and a $4.5 million increase in third party billing expenses. This was offset by a $3.4 million net decrease in marketing, travel, facilities, office and other costs.

Interest Expense

Interest expense increased by $0.9 million in the three months ended September 30, 2023 compared to the same period in the prior year. The interest expense increased primarily as a result of the increase in interest rate compared to the same period in prior year and the $30.0 million drawdown from November 2022 of the Credit Line.

Interest and Other Income

Interest and other income for the three months ended September 30, 2023 increased $5.3 million compared to the same period in the prior year, primarily due to greater cash and investment balances driving higher interest income.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	Percent
(in thousands except percentage)
Revenues
Product revenues	$761,271	$584,415	$176,856	30.3%
Licensing and other revenues	10,195	18,555	(8,360)	(45.1)
Total revenues	771,466	602,970	168,496	27.9
Cost and expenses
Cost of product revenues	437,524	326,862	110,662	33.9
Cost of licensing and other revenues	1,060	2,102	(1,042)	(49.6)
Research and development	237,714	228,504	9,210	4.0
Selling, general and administrative	456,877	444,769	12,108	2.7
Total cost and expenses	1,133,175	1,002,237	130,938	13.1
Loss from operations	(361,709)	(399,267)	37,558	(9.4)
Interest expense	(9,490)	(6,567)	(2,923)	44.5
Interest and other income, net	14,509	1,165	13,344	1,145.4
Loss before income taxes	(356,690)	(404,669)	47,979	(11.9)
Income tax benefit (expense)	(80)	(557)	477	(85.6)
Net loss	$(356,770)	$(405,226)	$48,456	(12.0)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $168.5 million, or 27.9%, when compared to the nine months ended September 30, 2022.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the nine months ended September 30, 2023, total reported units were approximately 1,768,400, comprised of approximately 1,719,200 tests reported in our laboratory. Comparatively, during the nine months ended September 30, 2022, total reported units were approximately 1,400,400, comprising of approximately 1,356,500 tests reported in our laboratory. During the nine months ended September 30, 2023 and 2022, total oncology units processed were approximately 243,200 and 132,400, respectively.

Product Revenues

During the nine months ended September 30, 2023, product revenues increased by $176.9 million, or 30.3% compared to the nine months ended September 30, 2022, primarily as a result of the continued revenue growth from increased test volumes as well as average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $8.4 million, or 45.1%, during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the nine months ended September 30, 2023, cost of product revenues increased compared to the nine months ended September 30, 2022 by approximately $110.7 million, or 33.9%, due to a $36.9 million increase in third-party billing fees, higher costs related to inventory consumption of $34.1 million driven by an increase in accessioned tests, a $5.4 million increase in shipping related charges, a $7.8 million increase in equipment and related depreciation expense, and a $26.5 million increase in labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022, decreased by $1.0 million, or 49.6%, primarily due to a net decrease in costs to support our collaborative agreements.

Research and Development

Research and development expenses during the nine months ended September 30, 2023, increased by $9.2 million, or 4.0%, when compared to the nine months ended September 30, 2022. The increase was attributable to an increase of $20.9 million increase in salary and related compensation expenditures, which includes a $13.9 million increase in stock-based compensation expense. This was offset by a net decrease of $6.5 million in lab and clinical trial related expenses, and a $5.2 million net decrease in consulting, office, facilities, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $12.1 million, or 2.7%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was attributable to a $10.8 million increase in third party billing expenses, a $7.9 million increase in consulting and legal expenses and a net increase of $2.9 million in salary and related compensation expenditures primarily related to an increase in stock-based compensation expense. This was offset by an $8.0 million decrease in marketing costs and a $1.5 million net decrease in travel, facilities, office and other costs.

Interest Expense

Interest expense increased by $2.9 million in the nine months ended September 30, 2023 compared to the same period in the prior year. The interest expense increased primarily as a result of the increase in interest rate compared to the same period in prior year and the $30.0 million drawdown from November 2022 of the Credit Line.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2023 increased $13.3 million compared to the same period in the prior year, primarily due to greater cash and investment balances driving higher interest income.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2023, we had a net loss of $356.8 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2023, we had an accumulated deficit of $2.3 billion. We had $668.7 million in cash and cash equivalents and restricted cash, $267.8 million in marketable securities, 80.4 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. As of September 30, 2023, we had $20.0 million remaining and available on the Credit Line.

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

In September 2023, we completed an underwritten equity offering and sold 4,550,000 shares of our common stock at a price of $55 per share to the public. Before estimated offering expenses of $0.4 million, we received proceeds of approximately $235.8 million net of the underwriting discount. In November 2022, we completed an underwritten equity offering and sold 13,144,500 shares of our common stock at a price of $35 per share to the public. Before estimated offering expenses of $0.5 million, we received proceeds of approximately $433.2 million net of the underwriting discount. As cash flows from our operations are currently negative, our contractual obligations and other commitments are satisfied by the equity offering described above, our convertible note financing conducted in April 2020 described below, the Credit Line described below, and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after November 8, 2023.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS (“the Credit Line”) providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. As of September 30, 2023, the total principal amount outstanding with accrued interest was $80.4 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
(in thousands)
Cash used in operating activities	$(188,830)	$(350,374)
Cash provided by investing activities	143,833	308,421
Cash provided by financing activities	247,616	14,467
Net change in cash, cash equivalents and restricted cash	202,619	(27,486)
Cash, cash equivalents and restricted cash, beginning of period	466,091	84,614
Cash, cash equivalents and restricted cash, end of period	$668,710	$57,128

Cash Used in Operating Activities

Cash used in operating activities during the nine months ended September 30, 2023 was $188.8 million. The net loss of $356.8 million includes $177.1 million in non-cash charges resulting from $17.2 million of depreciation and amortization, $2.7 million in-process research and development, $1.9 million premium amortization and discount accretion on investment securities, $142.9 million of stock-based compensation expense, $11.0 million of non-cash lease expense, $1.0 million for amortization of debt discount and issuance cost, $0.3 million for foreign exchange adjustment, and $0.1 million in non-cash interest expense. Operating assets had cash outflows of $10.1 million resulting from a $10.8 million increase in accounts receivable, a $6.7 million increase in inventory, offset by a $7.4 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $1.0 million resulting from $15.2 million increase in accrued compensation and a $5.3 million increase in deferred revenue, offset by a $9.0 million decrease in accounts payable, a $2.1 million decrease in other accrued liabilities and a $8.4 million decrease in lease liabilities.

Cash used in operating activities during the nine months ended September 30, 2022 was $350.4 million. The net loss of $405.2 million includes $144.6 million in non-cash charges resulting from $12.7 million of depreciation and amortization, $4.0 million premium amortization and discount accretion on investment securities, $116.4 million of stock-based compensation expense, $10.0 million of non-cash lease expense, $0.9 million for amortization of debt discount and issuance cost, $0.5 million for realized loss from sales of investments, and $0.1 million in non-cash interest expense. Operating assets had cash outflows of $127.3 million resulting from a $114.3 million increase in accounts receivable, a $13.5 million increase in inventory, offset by a $0.5 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $37.5 million resulting from a $35.4 million increase in other accrued liabilities, a $8.4 million increase in accounts payable, and a $1.3 million increase in accrued compensation offset by a $7.2 million decrease in lease liabilities and a $0.4 million decrease in deferred revenue.

Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 totaled $143.8 million, which was comprised of $173.5 million from proceeds of investments maturities, offset by $29.7 million in acquisitions of property and equipment.

Cash provided by investing activities for the nine months ended September 30, 2022 totaled $308.4 million, which was comprised of $214.7 million from proceeds from sale of investments, $216.5 million from proceeds of investments maturities, offset by $86.9 million in purchasing of new investments, and $35.9 million in acquisitions of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023, totaled $247.6 million which was comprised of $235.4 million net proceeds from our equity offering completed in the third quarter of 2023, $3.5 million from proceeds from the exercise of stock options and $8.7 million from the issuance of common stock under the employee stock purchase plan.

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

Credit Line

The short-term debt obligations consist of the $80.4 million principal amount drawn from the UBS Credit Line (the “Credit Line’) and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. In October 2023, the interest rate was subsequently changed to the 30-day SOFR average, plus 0.5%. Please refer to Note 10, Debt, for further details.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of September 30, 2023. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $2.7 million annually in relation to amounts we would expect to earn, based on our short-term investments as of September 30, 2023. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

On October 11, 2023, Steve Chapman, our chief executive officer, terminated a trading arrangement for the sale of the Company's common stock. Such trading arrangement was not intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c), but complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in September 2021. Such trading arrangement provided for the sale of up to 50,910 shares between April 1, 2022 and May 1, 2022.

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

NATERA, INC.

Date: November 8, 2023	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)