Form 10-K
period 2023-12-31
Natera, Inc.
filed 2024-02-29
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.26 billion based on the last reported sale price of $48.66 per share as reported on the Nasdaq Global Select Market on June 30, 2023, the last trading day of the most recently completed second fiscal quarter.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of February 23, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 120,757,877.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2024. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

Natera, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding revenue, expenses and other operating results;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama, Horizon, and Signatera;
●	our ability to increase demand and reimbursement for our tests;
●	our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities, expand our product offerings to include new tests, and expand adoption of our current and future technologies through Constellation, our cloud-based distribution model;
●	our efforts to successfully develop and commercialize, or enhance, our products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies, including potential legislation and a proposed rule from the FDA that would, if passed or adopted, would classify our tests as medical devices, and to successfully operate our business in response to changes in such requirements, programs and policies;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	our ability to successfully compete in the markets we serve;

●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of our current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027, or the Convertible Notes, in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results, including our revenue recognition assumptions and estimates; and
●	anticipated trends and challenges in our business and the markets in which we operate.

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

SUMMARY OF RISK FACTORS

The below is a summary of principal risks to our business and risks associated with ownership of our stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	if we are unable to increase demand for our tests – in particular Panorama, Horizon, and Signatera, which together represent the significant majority of our revenues – obtain favorable coverage and reimbursement determinations from third-party payers, and expand geographically, our business will be harmed;
●	Panorama may not be adopted for broader use for the screening of microdeletions, or third-party payer reimbursement may not be available for this testing;
●	if we are not successful in our efforts to develop additional revenue opportunities and expand our product offerings to include new tests, including in oncology and organ health, our business and prospects, as well as our stock price, will be adversely affected;
●	we have incurred net losses since our inception, and anticipate that we will continue to incur losses for the foreseeable future;
●	we have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results;
●	our quarterly results may fluctuate from period to period, which could adversely impact the value of our common stock;
●	competition in our industry is intense, and if we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability;

●	our estimates of the total addressable markets for our current and potential product offerings may turn out to be inaccurate, or the markets for our tests may not grow as we expect;
●	we may be unable to obtain, maintain or expand third-party payer coverage of, and reimbursement for, our tests;
●	if we are not successful in our research and development or clinical development activities, including clinical trials and publication of compelling data, our ability to commercialize our products, and therefore our competitive position, will be adversely impacted;
●	our strategic or commercial partnerships, such as our agreements with BGI Genomics Co., Ltd., Foundation Medicine, Inc., and our pharmaceutical partners, may not be successful, and we may be unable to enter into additional partnerships in the future;
●	we operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights, and we may fail to adequately protect or enforce our intellectual property relating to our tests, or fail to defend against infringement claims brought against us by other parties, or our assumptions regarding the costs and potential liabilities associated with our existing litigation matters may be incorrect;
●	we rely on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	we have experienced rapid growth, particularly in recent years, and may be unable to successfully scale our operations, which could harm our business and results of operations;
●	we may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources;
●	third-party payers, such as commercial health insurers and government insurance programs, may decide not to reimburse our existing or future products, may set the amounts of any reimbursements at prices that do not allow us to cover our expenses or may otherwise adopt policies and procedures that restrict or harm our business;
●	if the FDA were to begin actively regulating our tests as medical devices, we could incur substantial costs and delays associated with trying to obtain premarket clearances or approvals and incur costs associated with complying with post-market controls; and
●	difficult macroeconomic conditions may have an adverse effect on our business.

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

We focus on applying our technology to three main areas of healthcare – women’s health, oncology and organ health. Since 2009, we have launched a comprehensive suite of products to improve patient care outcomes in these areas. In the women’s health space, we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. In oncology, we commercialize, among others, a personalized blood-based DNA test to detect molecular residual disease, or MRD, and monitor for disease recurrence across a broad range of cancer types. Our third area of focus is organ health, where we offer tests to assess kidney, heart, and lung transplant rejection as well as genetic testing for chronic kidney disease. We intend to continue to enhance our existing products, expand our product portfolio, and launch new products in the future. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories. We are committed to generating peer-reviewed clinical evidence for our tests, and have 85 peer-reviewed publications in women’s health, over 60 in oncology, and over 30 in organ health.

Our revenues were $1,082.6 million in 2023 compared to $820.2 million in 2022 and $625.5 million in 2021. Our product revenues were $1,068.5 million, $797.3 million, and $580.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Our net losses decreased to $434.8 million in 2023, from $547.8 million in 2022 and $471.7 million in 2021. We processed approximately 2.5 million tests in 2023, compared to approximately 2.1 million tests in 2022 and 1.6 million tests in 2021.

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

DNA is the molecule that carries genetic information in an organism. Differences in the specific sequence and structure of the chemical building blocks, or bases, that make up DNA drive biological diversity, including genetic mutations; certain variations can cause disease. An example of genetic diversity is a change in a single chemical base.

When single base changes are common in the population, that position on the chromosome is called a single nucleotide polymorphism, or SNP.

Our molecular biology techniques are based on measuring thousands of SNPs simultaneously using massively multiplexed polymerase chain reaction, or mmPCR, to multiplex, or target, many thousands of regions of the genome simultaneously in a single test reaction. Our method avoids losing molecules, which can happen when samples are split into separate reaction tubes, so that all relevant variants can be detected. To make sense of the resulting deep and rich set of biological data and deliver a test result, we have developed computationally intensive algorithms that combine the data generated by mmPCR with our internal databases and the vast and growing sources of publicly available genomic information to build highly detailed models of the genomic regions of interest. Our technologies allow us to achieve a high signal-to-noise ratio when detecting fragments of DNA at frequencies as low as a single copy, which allows us to deliver tests with a high degree of specificity and sensitivity. Furthermore, our tests can be applied to assess a range of conditions and disease types, including common fetal aneuploidies, microdeletions, triploidy, and inherited genetic conditions that could be passed on from parent to child; a broad range of cancer types; rejection of heart, lung, and kidney transplants; and genetic bases of kidney disease.

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

Panorama

We launched Panorama, our non-invasive prenatal test, or NIPT, in 2013 and have since gone from being the fourth company to enter the NIPT market to being the market leader by volume in the United States. Panorama helps physicians assess the risk of fetal genetic abnormalities by non-invasively screening for fetal chromosomal abnormalities, including Down syndrome, Edwards syndrome, Patau syndrome, Turner syndrome and triploidy, which often result in intellectual disability, severe organ abnormalities and miscarriage. Panorama also screens for five of the most common genetic diseases caused by microdeletions – 22q11.2 deletion syndrome (DiGeorge syndrome), 1p36 deletion, Angelman syndrome, Cri-du-chat syndrome and Prader-Willi syndrome. Diseases caused by microdeletions are often not detected via common screening techniques such as ultrasound or hormone-based screening, yet the presence of a microdeletion can critically impact postnatal treatment. For example, when learning prior to birth that a newborn has 22q11.2 deletion syndrome, doctors will know to monitor the infant and administer calcium if needed to avoid seizures and permanent cognitive impairment, and will know to avoid administering routine vaccinations due to the immunodeficiency frequently associated with this condition. Unlike Down syndrome, where the risk increases with maternal age, the risk of the five microdeletions that Panorama screens for is independent of maternal age. Based on data published in Prenatal Diagnosis and American Journal of Obstetrics & Gynecology, the combined prevalence of these targeted microdeletions is approximately one in 1,000 pregnancies, which collectively makes them more common than Down syndrome for women approximately 28 years of age or younger. In particular, 22q11.2 is the most common microdeletion; a key finding from our SNP-based Microdeletions and Aneuploidy RegisTry (SMART) study described below was a higher-than-expected prevalence of 22q11.2 deletion syndrome of one in 1,524 pregnancies in the study cohort.

Panorama can also identify fetal sex for single birth pregnancies as well as of each fetus in twin pregnancies, and has demonstrated the ability to identify fetal sex more accurately than competing NIPTs. This is partially a result of Panorama’s unique ability to detect a vanishing twin, which is a known driver of fetal sex errors with the quantitative methods used by our competitors. The American Journal of Obstetrics & Gynecology noted that the ability of Panorama to identify additional fetal haplotypes is expected to result in fewer false positive calls and prevent incorrect fetal sex calls compared to other methods.

Panorama demonstrates the capabilities of our technology by employing our fundamentally unique approach of simultaneously measuring thousands of SNPs in a single test reaction to identify genetic variations in fetal DNA with a high degree of specificity and sensitivity, which we believe can give patients and their physicians a greater degree of comfort in choosing to forego unnecessary invasive procedures, limiting the resulting risk of spontaneous miscarriage associated with invasive procedures and lowering the total cost to the healthcare system of these procedures. Furthermore, with recent technological advances validated in the SMART study, Panorama leverages artificial intelligence to enable highly accurate results on samples for which a result would otherwise be difficult to determine. Panorama screens for common genetic conditions that affect both high-risk pregnancies, where maternal age is 35 years or older and which we estimate represent approximately 800,000 of the approximately 4.3 million pregnancies in the United States, and average-risk pregnancies, which we estimate represent approximately 3.5 million pregnancies in the United States.

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

The analytic and clinical validity of our technology demonstrated in NIPT has been described in more peer-reviewed publications covering more patients than our competitors. The SMART study, published in the American Journal of Obstetrics and Gynecology, evaluated the performance of cfDNA screening for aneuploidies T21, T18 and T13 as well as for 22q11.2 by tracking birth outcomes in the general population among women who presented clinically and elected Panorama microdeletions and aneuploidy screening as part of their routine care. Over 17,000 aneuploidy cases and over 18,000 22q11.2 deletion syndrome cases were analyzed. In particular, Panorama demonstrated sensitivity of approximately 99%, specificity of over 99.9%, and a PPV of 95% for T21 in the SMART study. Based on a publication in the Journal of Clinical Medicine, Panorama has demonstrated greater than 99% overall sensitivity and greater than 99.9% overall specificity for T21, T18 and T13. Furthermore, a paper published in Obstetrics & Gynecology reported that Panorama had a statistically significant lower false positive rate than other NIPT methods practiced by our U.S. competitors. In the SMART study, Panorama demonstrated sensitivity for 22q11.2 deletion syndrome of 83%, clinical PPV of approximately 53%, and a false positive rate of 0.05% using our updated artificial intelligence algorithm.

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

Horizon was created based on recommended screening guidelines from ACOG, ACMG, and the Victor Center for the Prevention of Jewish Genetic Diseases. Horizon screens for up to 445 inherited conditions across a selection of screening panels, including Cystic Fibrosis, Duchenne Muscular Dystrophy, or DMD, Spinal Muscular Atrophy, Fragile X Syndrome and other conditions, and performs with a 99% detection rate for most conditions.

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

Spectrum, our preimplantation genetic test for couples undergoing IVF, can improve the chance of a successful pregnancy while reducing the chance of miscarriage or of having a child with a chromosomal condition, by helping to identify the healthiest embryos during an IVF cycle. In particular, aneuploidy is common in human embryos—particularly as women age—and is the primary cause of failed IVF. In a study published in April 2018, a retrospective analysis of pregnancy outcomes demonstrated that use of Spectrum during IVF led to increased rates of implantation, clinical pregnancy, and live births. Spectrum incorporates our proprietary technology to confirm parentage, determine the parental origin of the chromosomal abnormality, and further screen for uniparental disomy, in which two copies of a chromosome come from the same parent.

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

Empower, our hereditary cancer screening test, screens for over 80 genes associated with increased risk for certain common hereditary cancers, such as breast, ovarian, endometrial, and colorectal cancers. Information from the test can lead to earlier detection of cancer, identify cancer risk-reducing strategies, inform surgical and therapeutic decisions following a cancer diagnosis, and provide an opportunity to notify family members who may be at similar risk for hereditary cancer.

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

Signatera

Signatera is our personalized ctDNA blood test for MRD assessment, surveillance of disease recurrence, and evaluation of treatment response in patients previously diagnosed with cancer. Each patient receives a custom assay that tracks the presence of 16 tumor-specific clonal mutations that are selected based on the unique mutational signature found in that patient’s tumor tissue, which is intended to maximize accuracy for detecting the presence or absence of residual disease in a blood sample, even at variant allele frequency, or VAF, of mutations as low as 0.01% in the blood. We believe this tumor-informed approach is optimal in the MRD setting, in which it is common for tumor DNA to be present only at low frequencies immediately after treatment. Unlike static liquid biopsy panels (also known as therapy selection) or comprehensive genomic profiling, or CGP, which screen for a generic set of mutations independent of an individual’s tumor, Signatera is not intended to match patients with any particular therapy. Rather, it is intended to detect and assess how much cancer is left in the body (offering both a qualitative and quantitative measurement), detect recurrence earlier, and help optimize treatment decisions. Signatera can detect residual disease earlier than clinical or radiological recurrence in patients with solid tumors who have received treatment.

We offer Signatera for research use only to cancer researchers and biopharmaceutical companies. We also offer Signatera commercially for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratory. Signatera is covered by Medicare for use in patients with certain forms of colorectal cancer, muscle invasive bladder cancer, and adjuvant and recurrence monitoring in advanced breast cancer. We have also received a final Medicare local coverage determination, or LCD, for the use of Signatera in immunotherapy response monitoring for all tumor types in any patient for whom immunotherapy is indicated. Signatera is also covered under the coverage policies of certain commercial third-party payers, including a pan-cancer coverage policy for adjuvant, recurrence monitoring and treatment monitoring for solid tumors. In addition, Signatera has been granted Breakthrough Device Designations by the FDA covering its use in various applications.

Signatera has been shown in various clinical studies – including close to 60 peer-reviewed publications as of February 1, 2024 – to identify MRD significantly earlier than standard diagnostic tools, and that Signatera test status is a significant indicator of long-term patient outcomes after surgery and treatment, relative to other clinical and pathological factors. In particular, we have demonstrated in studies across multiple tumor types, including colon, breast, lung and bladder, that a positive Signatera test result, without further treatment, has predicted relapse with an overall PPV of over 98%. Furthermore, a study published in Clinical Cancer Research demonstrated the ability of Signatera to assess the rate of change in quantity over time, or velocity, of ctDNA in early-stage colorectal cancer patients, providing additional information that may be used to predict patient survival and outcomes, further stratify MRD-positive patients, and inform disease management. We are continuing to generate data, building evidence of the clinical validity and utility of the test across multiple cancer types and in collaboration with leading universities and cancer centers, NIH’s National Cancer Institute, or NCI, non-profit cancer research groups, and pharmaceutical companies.

Altera

Altera is our tissue based comprehensive genomic profiling test that provides insight into genomic alterations and biomarkers found in a patient’s tumor, supporting treatment decisions and therapy selection by prioritizing potentially beneficial therapies based on the patient’s tumor biomarkers and cancer type. Based on our internal estimates, therapy selection represents an approximate $6.0 billion market opportunity. Altera can be ordered as a stand-alone test, as well as in conjunction with our Signatera MRD test to combine therapy selection with ongoing monitoring.

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

Organ Health

Prospera

Our Prospera test is used to assess active rejection in patients who have undergone kidney, heart, or lung transplantation by measuring the fraction and quantity of dd-cfDNA in the recipient’s blood, which can spike relative to background cfDNA when the transplanted organ is injured due to immune rejection. The current tools for assessing organ transplant rejection are either invasive (biopsies) or inaccurate (serum creatinine for kidney transplants, for example), resulting in an unmet need for better diagnostic tools to monitor for allograft rejection and improve patient management and outcomes. Many patients are still subjected to unnecessary biopsies, while other patients remain undiagnosed in the case of subclinical rejection, which can increase the risk of graft failure. Our Prospera test is designed for use by physicians to help rule in or rule out active rejection when evaluating the need for diagnostic testing or the results of an invasive biopsy, and thereby potentially lowering the overall costs associated with transplant care and improving graft survival. Based on our internal estimates, we believe the total addressable market in the United States for tests such as ours that assess kidney, heart and lung transplant rejection is approximately $3.0 billion.

Our Prospera Kidney test is designed to give physicians a comprehensive view of a patient’s rejection status. Our clinical validation study for Prospera Kidney, conducted in collaboration with the University of California, San Francisco, a recognized leader in transplantation care, and published in the Journal of Clinical Medicine, demonstrated 89% sensitivity in detecting active rejection, with specificity of 73%, based on a cutoff of 1% dd-cfDNA. The assay performed particularly well in detecting T-cell mediated rejection, or TCMR, and subclinical rejection, both of which we believe are areas of unmet need. Our Prospera Kidney test has also demonstrated excellent performance in an analytical validation study that included donor-recipient pairs that were related, such as parents or siblings. Related-donor cases are challenging because it is technically difficult to differentiate between DNA patterns of close relatives; however, we were able to achieve a high degree of accuracy by leveraging our experience with SNP-based methods in the reproductive health setting.

This is promising for the estimated 52% of live kidney donations that are from a biological relative of the patient. The Prospera Kidney test is covered by Medicare for all kidney transplant recipients, including those with multiple kidney transplants.

A significant number of heart transplant patients experience acute rejection in their first year – over 31% of recipients aged 18 to 34, and over 18% of recipients aged 65 or older, who received a transplant in 2020 experienced acute rejection in their first year. Our Prospera Heart test assesses acute rejection, exhibiting sensitivity and specificity of 79% and 77%, respectively, as well as an overall AUC of 0.86, in our clinical validation study published in the Journal of Heart and Lung Transplantation. The Prospera Heart test is covered by Medicare for heart transplant patients.

Lung transplantation has a five-year survival rate of approximately 60%, and chronic lung allograft dysfunction, or CLAD, is a leading cause of death beyond the first year, affecting close to 50% of recipients by five years post-transplant. Because there are no known effective therapies for CLAD, a critical part of post-transplant management is identifying, avoiding, and treating known risk factors for CLAD, in particular acute rejection. Our Prospera Lung test exhibited strong performance in our clinical validation study, published in Transplant Direct, distinguishing antibody mediated and acute cellular rejection from stable patients with an AUC of 0.91, as well as distinguishing organ injury – including acute rejection, chronic rejection and infection (which can be more challenging) – from stable patients with an AUC of 0.76. The test is covered by Medicare for use in the surveillance setting for lung transplant patients.

As with oncology, we are continuing to generate data in multiple clinical studies designed to demonstrate clinical utility and other benefits of our Prospera test.

Renasight

Chronic kidney disease, or CKD, affects more than one in seven adults in the United States; however, the Centers for Disease Control and Prevention estimates that as many as nine in ten adults with CKD do not know that they have it, and as many as one in three adults with severe CKD do not know that they have it. Renasight is our kidney gene panel test to determine if there may be a genetic cause for an individual’s CKD, or increased hereditary risk for kidney disease due to family history. The test uses a blood or saliva sample to test over 380 genes associated with CKD, ranging from common inherited kidney disorders to more rare conditions. Results from our Renasight test may provide valuable information to help manage CKD in a patient, such as identifying the cause of the disease and helping to predict its progression, informing more tailored interventions and treatments, or providing information to family members who may also be at risk for kidney disease.

We have published initial results from our Renasight Clinical Application, Review, and Evaluation (RenaCARE) study assessing the frequency and impact of genetic testing within the CKD population. Over 20% of patients in the study had a positive genetic finding, half of whom received a new or reclassified diagnosis and one-third of whom had a change in treatment plan.

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

Commercial Capabilities

We have established a broad distribution channel, comprising our direct sales efforts as well as a worldwide network of over 100 laboratory and distribution partners. Our own direct sales force and managed care teams anchor our commercial engagement with physicians, laboratory partners, and payers, and sell directly to MFMs, OB/GYNs, physicians or physician practices, IVF centers, transplant centers, or integrated health systems. We strive to offer an excellent customer and patient experience through our field sales reps, medical science liaisons and medical affairs personnel, and our customer service and mobile phlebotomy offerings.

Where possible, we aim to maximize sales opportunities by educating the physician practices on the benefits of combining complementary tests from our portfolio of products. For example, in women’s health, Panorama NIPT, our Panorama microdeletions panel, Vistara single-gene NIPT, and Horizon together can provide valuable information for pregnant women who have not had a carrier screen at the time they are ready to have an NIPT performed; these tests can all be run using one blood draw from the mother and can be ordered on one requisition form and with one shipment of the patient’s samples by the physician. Also, because of the importance and demand for screening for 22q11.2 deletion syndrome, we have made that feature available as part of our basic Panorama panel, or as part of a broader microdeletions panel. In the year ended December 31, 2023, approximately three-quarters of customers who ordered the basic Panorama panel directly from us also ordered screening for 22q11.2 deletion syndrome or the full microdeletions panel, and approximately 43% of customers who ordered Panorama directly from us also ordered Horizon carrier screening.

In addition to our sales force, we market to physicians through channels and media, such as clinical journals, educational webinars, at conferences and tradeshows, and through e-mail and social media marketing campaigns. While we currently do not sell directly to patients, we do engage in brand awareness campaigns directed at patients to highlight our products. Our marketing and medical science liaison teams work extensively with key opinion leaders in the women’s health, oncology and organ health fields.

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

Our competitors in the NIPT space include Laboratory Corporation of America Holdings, or LabCorp; Myriad Genetics, Inc.; Quest Diagnostics Incorporated, or Quest; Illumina, through its subsidiary Verinata; BillionToOne Inc.; BGI; BioReference Health, LLC, a subsidiary of OPKO Health, Inc.; PerkinElmer Inc.; and Ambry Genetics, a subsidiary of Konica Minolta. We also compete against companies providing carrier screening tests such as LabCorp; Myriad Genetics, Inc.; Fulgent Genetics; BillionToOne Inc.; Quest; Ambry Genetics; and GenPath Diagnostics, a division of BioReference Health, LLC. Each of these companies offers comprehensive carrier screening panels.

In the field of oncology, we compete with various companies that offer or seek to offer competing solutions, such as NeoGenomics, Inc.; Invitae Corp., which acquired ArcherDX, Inc. and which was one of our primary competitors in both NIPT and carrier screening prior to our acquisition in January 2024 of certain of Invitae’s reproductive health assets related to its NIPT and carrier screening business; Guardant Health, Inc.; Tempus Labs, Inc.; Personalis, Inc.; Exact Sciences Corp.; and Quest.

In organ health, our primary competitor is CareDx, Inc.

We expect additional competition as other established and emerging companies enter these markets, including through business combinations, and as new tests and technologies are introduced. These competitors could have greater technological, financial, reputational and market access resources than us. We believe the principal competitive factors in our molecular diagnostic testing markets include the following:

●	test performance, as demonstrated in clinical and analytical studies and clinical trials as well as in commercial experience;

●	comprehensiveness of coverage and ease of use, including user experience for both patients and providers;

●	value of product offerings, including pricing and impact on other healthcare spending;

●	scope and extent of reimbursement and payer coverage;

●	effectiveness of sales and marketing efforts;

●	breadth of distribution of products and partnership base;

●	reputation among patients and providers for development and introduction of new, innovative products;

●	operational execution, including test turn-around time and test failures;

●	key opinion leader support; and

●	brand awareness.

We believe that we compare favorably against our competitors based on various key differentiators, including in particular:

●	our core technology, which can be applied across a range of conditions and disease types with a high degree of specificity and sensitivity;

●	our continued investment in generating scientific data through clinical trials and publication in peer-reviewed studies;

●	our strong commercial teams; and

●	our user experience, including ease of use for patients through offerings such as mobile phlebotomy and for physicians through ordering efficiencies and EMR integrations, and patient and provider educational materials.

Intellectual Property

Our success and ability to compete depend in part on securing and preserving enforceable patent, trade secret, trademark and other intellectual property rights; operating without having competitors infringe, misappropriate or otherwise circumvent these rights; operating without infringing the proprietary rights of others; and obtaining and maintaining licenses for technology development and/or product commercialization. As of December 31, 2023, we held approximately 170 issued U.S. and foreign patents, which expire between November 2026 and November 2044, and approximately 250 pending U.S. and foreign patent applications. Our patents and patent applications relate generally to molecular diagnostics, and more specifically to biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as cell-free fetal DNA or circulating tumor DNA. We intend to seek patent protection as we develop new technologies and products in this area.

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

Reimbursement

We receive reimbursement for our tests from third-party payers, which includes commercial health insurers and federal health care programs (as defined under 42 U.S.C. 1320a-7b(f)). Laboratory tests, as with most other health care services, are classified for reimbursement purposes under a coding system known as Current Procedure Terminology, or CPT, which we and our customers must use to bill and receive reimbursement for our diagnostic tests. There are CPT codes associated with the particular tests that we provide to the patient, including for aneuploidies and microdeletions in NIPT, and for expanded carrier screening tests. Once the American Medical Association, or AMA, establishes a CPT code, the Centers for Medicare & Medicaid Services, or CMS, establishes payment levels and coverage rules under Medicare, while state Medicaid programs and commercial health plans establish rates and coverage rules independently in accordance with applicable rules. As such, the coverage and reimbursement rates for our diagnostic tests vary by third-party payer. CMS has established a pricing benchmark of $802 for aneuploidy and microdeletions testing, and approximately $2,450 for expanded carrier screening testing.

The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program and new payment methodology to calculate the rates for tests listed under the CLFS that are reimbursable by Medicare Part B.  Under the new payment methodology, the Medicare Part B CLFS payment rate is derived from a volume-weighted median of private payer rates for tests. This requires an “applicable laboratory” to report to CMS the private payment rates and the volume of tests associated with each payment rate for a specific data reporting period.  We are required under PAMA to report to CMS the private payment rates and the volume of tests which are covered under Medicare Part B.  PAMA authorizes CMS to impose civil monetary penalties – up to $12,551 per day in 2023 – for each failure to report or each misrepresentation or omission in reporting of required information.

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

As of December 31, 2023, we and our laboratory distribution partners had in-network contracts with health plans that accounted for over 231 million covered lives in the United States. Our target markets for each of women’s health, oncology and organ health represent a smaller subset of these covered lives, because our markets exclude certain populations who would not be users of our tests (for example, our target market for NIPT excludes men, children and post-menopausal women).

Government Regulations

Our business is subject to and impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and internationally. Some of these laws and regulations are particular to our laboratory business while others relate to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions). Also, we are subject to inspections, audits and other inquiries by certain federal and state governmental agencies. Set forth below are highlights of certain key regulatory frameworks applicable to our business.

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

De novo pathway. If no predicate device can be identified, a device is automatically classified as Class III, requiring a PMA application. However, the FDA on its own initiative or at the request of a manufacturer can reclassify as low- or moderate-risk device for which there is no predicate through the de novo classification process. If the device is reclassified as Class II, the FDA will identify “special controls” that the manufacturer must implement, which may include labeling, performance standards or other requirements. Subsequent applicants can rely upon the de novo product as a predicate when submitting a 510(k) premarket notification, unless the FDA exempts subsequent devices from the need for a 510(k). The de novo route is intended to be less burdensome than the PMA process. In October 2021, the FDA issued final regulations codifying the FDA’s expectations for de novo requests, which went into effect in January 2022.  In October 2021, the FDA also issued updated and final guidance on the de novo request and classification process, for the purpose of providing clarity and transparency regarding the de novo classification process. The de novo route has historically been used for many IVD products.

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

Laboratory-developed tests. The FDA considers LDTs to be tests that are designed, developed, validated and used within a single laboratory. The FDA historically has taken the position that it has the authority to regulate such tests as medical devices under the FDC Act but has historically exercised enforcement discretion and has not required clearance, de novo classification, or approval of LDTs prior to marketing. There have been various legislative initiatives in recent years regarding the FDA’s approach to LDT oversight. In September 2023, the FDA announced a proposed regulation that would, if adopted, alter the FDA’s historical exercise of enforcement discretion for LDTs by classifying LDTs as medical devices. The proposed regulation would likely subject LDTs to a more stringent regulatory framework, including premarket clearance or approval requirements, quality system regulations, and post-market surveillance obligations. Failure to comply with these and other FDA regulations could result in legal action, including fines and penalties as described above. The FDA has indicated it plans to finalize the proposed rule in the second quarter of 2024, though we cannot be certain that the FDA will finalize the proposed rule on this timeline or at all. In addition, in June 2021, Congress introduced legislation called the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests, or IVCTs, a category that would have included IVDs, LDTs, collection devices, and instruments used with such tests. This legislation was not enacted during that session of Congress but was reintroduced in March 2023, and its prospects for enactment are uncertain.

Clinical decision support software. In 2016, the 21st Century Cures Act, or the Cures Act, among other things, amended the medical device definition in the FDC Act to exclude certain software from FDA regulation, including clinical decision support, or CDS, software that meets certain criteria. Based on an FDA guidance document issued on September 28, 2022, the CDS exemption may not apply to Constellation. The final guidance interpreted the Cures Act more narrowly than did the draft guidance, which was issued on September 27, 2019. It is unclear how the FDA will apply the guidance document to currently marketed software and to software that may be developed in the future. It is also unclear whether the FDA will apply the final guidance to CDS software that is used by clinical laboratories as part of an LDT, since LDTs have historically been subject to FDA enforcement discretion.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a clinical laboratory, we are required to hold certain federal and state licenses, certifications or permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments of 1988, or CLIA, establishing more rigorous quality standards for all commercial laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the assessment of the health or impairment of human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facility, administration, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal health care programs, as well as many commercial third-party payers, for laboratory testing services.

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

CLIA provides that a state may adopt laboratory licensure requirements and regulations that are more stringent than those under federal law, and requires compliance with such laws and regulations. A number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require the laboratory to obtain state licensure and/or laboratory personnel to meet certain qualifications and obtain professional licensure, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. Moreover, several states impose the same or similar state requirements on out-of-state laboratory testing specimens collected or received from, or test results reported back to, residents within that state. Therefore, we are required to meet certain laboratory licensing requirements for those states in which we offer services or from which we accept specimens, and that have adopted laboratory regulations beyond CLIA. For more information on state licensing requirements, see “—California Laboratory Licensing”, “—New York Laboratory Licensing,” and “—Other State Laboratory Licensing Laws.”

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

Our clinical laboratories are subject to proficiency testing and on-site survey inspections conducted by the Clinical Laboratory Evaluation Program, or CLEP, under the DOH. If a laboratory is found to be out of compliance with New York’s CLEP standards, the DOH, may suspend, limit, revoke or annul the New York laboratory permit, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator, owners and/or laboratory director being found guilty of a misdemeanor under New York law. Clinical laboratories must also provide notice to the CLEP of any changes in ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA certificate. Any revocation of a CLIA certificate or exclusion from participation in the Medicare or Medicaid programs may result in suspension of the New York laboratory permit.

The DOH also must approve each LDT before the test is offered to patients located in New York. Each of our Austin and San Carlos clinical laboratories has received approval from New York’s CLEP to offer our tests that are performed in those locations.

Other State Laboratory Licensing Laws

In addition to New York and California, certain other states require licensing of out-of-state laboratories under certain circumstances. We have obtained licenses in the states that we believe require us to do so based on our current operations, and believe we are in compliance with applicable state laboratory licensing laws, including Maryland,

Pennsylvania and Rhode Island. The State of Texas does not impose state licensure or registration requirements upon an independent laboratory facility or collection station outside of maintaining CLIA certification.

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

As a covered entity and as a business associate of other covered entities (with whom we have therefore entered into business associate agreements), we have certain obligations regarding the use and disclosure of any PHI that may be provided to us, and we could incur significant liability if we or our business associates fail to meet such obligations. Among other things, HITECH imposes civil and criminal penalties against covered entities and business associates for noncompliance with privacy and security requirements, which may include fines up to $250,000 per violation and/or imprisonment, and authorizes states’ attorneys general to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. While HIPAA does not create a private right of action allowing individuals to file suit in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of the Department of Health and Human Services, or HHS, conduct periodic compliance audits of health care providers, such as us, and their business associates for compliance with the HIPAA privacy and security standards. HIPAA also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

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

As a health care provider, we are also subject to Section 4004 of the 21st Century Cures Act, or Cures Act, and regulations promulgated by HHS related to patient access to electronic PHI, or EHI, to promote interoperability and to ensure the access, exchange, or use of EHI.

Various U.S. states have implemented similar restrictive requirements regulating the use and disclosure of health information and other personal information that are not necessarily preempted by HIPAA or that regulate different information than HIPAA. For example, in 2020 California enacted the California Consumer Privacy Act, which creates numerous new privacy requirements, such as greater notice and transparency obligations and consumer rights relating to the access to, deletion of, and sharing of personal information collected by certain businesses and their service providers. Also, the California Confidentiality of Medical Information Act, which protects the confidentiality of individually identifiable medical information obtained by health care providers and their contractors, is much broader than HIPAA and the data protected is also broader than HIPAA. In addition, Massachusetts law requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a security program that adequately protects such information from unauthorized use or disclosure. State privacy laws continue to evolve. Several other states’ privacy laws came into effect in 2023, and more are expected to come into effect. For example, the Colorado Privacy Act, the Virginia Consumer Data Protection Act, the Utah Privacy Act, and the Connecticut Data Privacy Act, and updates to the California Consumer Privacy Act, all became effective in 2023, and the Texas Data Privacy and Security Act is expected to come into effect in 2024.

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

Healthcare Fraud and Abuse Laws

Federal and state governmental authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals for items or services billable to governmental health care programs and commercial health plans. Law enforcement authorities, courts and Congress have demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between healthcare providers and actual or potential referral sources. The penalties for violations under these laws can be both civil and criminal in nature. The Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015 provides for an annual, automatic adjustment of civil monetary penalties authorized under the Social Security Act to account for inflation, which are published in the Federal Register annually.

The federal Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. Generally, courts have taken a broad interpretation of the scope of the federal Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to ten years and/or criminal or civil fines – up to $104,330 (or $27,018 for each wrongful act) in 2023 – and exclusion from participation in federal health care programs. Claims submitted in violation of the federal Anti-Kickback Statute may not be paid by a federal health care program, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Although the federal Anti-Kickback Statute applies only to federal health care programs, most U.S. states have passed laws substantially similar to the federal Anti-Kickback Statute pursuant to which similar types of prohibitions are made applicable to all commercial health plans or any health care services, depending on the state. Conduct which violates the federal Anti-Kickback Statute or similar laws also triggers liability under the Federal False Claims Act, which prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the U.S. Government and can result in additional penalties and fines.

The HHS Office of Inspector General, or OIG, has issued Special Fraud Alerts on arrangements for the provision of clinical laboratory services and relationships between, among others, laboratories and referral sources. The Special Fraud Alerts set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the federal fraud and abuse laws, including the federal Anti-Kickback Statute. The OIG emphasized in the Special Fraud Alerts that when one purpose of such arrangements is to induce referrals of government program-reimbursed laboratory testing, both the clinical laboratory and the healthcare provider (e.g., physician) may be liable under the federal Anti-Kickback Statute, and may be subject to civil and/or criminal prosecution and exclusion from participation in any federal health care programs.

Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory “safe harbors” for certain payment arrangements which are not considered improper remuneration under the federal Anti-Kickback Statute if one can demonstrate compliance with each element of the safe harbor. Although full compliance with these safe harbors ensures protection against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the payment is per se illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

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

The federal Civil Monetary Penalty Law pertaining to health care fraud and abuse prohibits, among other things, the offer or payment of remuneration to a Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier; contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program; and knowingly making or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal health care program. A violation of the federal Civil Monetary Penalty statute may result in maximum civil fines – up to $120,816 in 2023 – plus treble damages and exclusion from participation in any federal health care program.

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

Because qui tam complaints are initially filed under seal in federal court, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the private party plaintiff succeeds in obtaining redress without the government’s involvement, then the private party plaintiff will receive a percentage of any recovery and penalty imposed. Violation of the federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties – up to approximately $27,018 in 2023 – per false claim or statement, imprisonment or both, reimbursement of the whistleblower’s attorneys’ fees, and possible exclusion from any federal health care programs. The penalties will continue to be adjusted, increasing each year to reflect changes in the inflation rate, pursuant to the 2015 Bipartisan Budget Act.

The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was passed as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (referred to as the SUPPORT Act). Similar to the federal Anti-Kickback Statute, EKRA creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback Statute, EKRA is not limited to federal health care programs and extends the prohibitions to services covered by commercial health plans. Additionally, not all of the safe harbors available under the federal Anti-Kickback Statute are not reiterated under EKRA, and certain EKRA exceptions conflict with the federal Anti-Kickback Statute safe harbors. Therefore, on its face, compliance with a federal Anti-Kickback safe harbor may not guarantee protection under EKRA. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. Violation of EKRA carries potential penalties of up to $200,000 in fines and imprisonment of up to ten years for each occurrence, and potential exclusion from participation in any federal health care program. Because EKRA is a relatively new law, there is very little additional guidance to indicate how and to what extent it will be interpreted, applied and enforced by the government. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by a federal agency concerning EKRA. The only case law issued to date involves decisions interpreting the EKRA as it applies to compensation of laboratory sales personnel hired as independent contractors, and the courts differ on interpretation and application of the law. We cannot assure you that our relationships with physicians, hospitals, customers, or sales personnel will not be subject to scrutiny or will survive a challenge under EKRA. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.

We are also subject to the Physician Self-Referral law, commonly known as the Stark Law, which prohibits, with certain exceptions, an ownership or financial arrangement with a physician (or a physician’s immediate family member) in exchange for the referral of designated health services, including clinical laboratory services, or presenting or causing to be presented claims to Medicare and Medicaid for such services referred by the physician. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. Any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law may be subject to civil monetary penalties – up to $29,899 in 2023 – per claim submission, an assessment of up to three times the amount claimed, and exclusion from participation in any federal health care program. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined – up to $199,338 in 2023 – for each such arrangement or scheme. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Actions which violate the Stark Law may be bootstrapped to involve liability under the federal False Claims Act.

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

Finally, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof), if any apply, and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties – up to $100,000 (or $24,164 for each wrongful act) in 2023. Although we believe that our business activities and practices, including our sales and marketing practices, are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicare, Medicaid and other federal health care programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Many states, including California, also have state “physician self-referral” prohibitions and other laws that are not limited to Medicare and Medicaid referrals, with which we must comply. We are subject to California’s Physician Ownership and Referral Act, or PORA, which generally prohibits us from billing a patient or any governmental or commercial third-party payer for any laboratory services when the physician ordering the service, or any member of such physician’s immediate family, has a “financial interest” with us, unless the arrangement meets an exception (CA Business and Professions Code Section 650.02). The term “financial interest” is defined broadly and includes any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, etc. between the ordering physician and the entity receiving the referral. The exceptions to PORA track certain of the Stark Law exceptions, including an exception for personal service arrangements and for ownership of publicly traded entities. A violation of PORA is punishable by civil and criminal penalties (civil penalties and criminal fines vary depending on the nature of the violation, but may reach up to $15,000 per violation).

Other states may have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law.

We are also subject to applicable state client billing laws, which specify whether a person that did not perform the service is permitted to submit the claim for payment and if so, whether the non-performing person is permitted to mark up the cost of the services in excess of the price the purchasing provider paid for such services. California has an anti-markup statute with which we must comply, which prohibits providers from charging for any laboratory test that it did not perform unless the provider (a) notifies the patient, client or customer of the name, address, and charges of the laboratory performing the test, and (b) charges no more than what the provider was charged by the clinical laboratory which performed the test except for any other service actually rendered to the patient by the provider (for example, specimen collection, processing and handling) (CA Business and Professions Code Section 655.5). This provision applies, with certain limited exceptions, to licensed persons such as physicians and clinical laboratories regulated under the Business and Professions Code. A violation of this provision can lead to imprisonment and/or a fine of up to $10,000. Other states have similar anti-markup prohibitions with which we must comply. In addition, many states also have “direct-bill” laws, which means that the services actually performed by an individual or entity must be billed by such individual or entity, thus preventing ordering physicians from purchasing services from a laboratory and rebilling for the services they order. For example, California has a direct bill rule specific to anatomic pathology services that prohibits any provider from billing for anatomic pathology services if those services were not actually rendered by that person or under his or her direct supervision with some exemptions (CA Business and Professions Code Section 655.7).

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

Human Capital Management

As of December 31, 2023, our global workforce comprised 3,293 employees, of whom 3,282 were full time employees. We also engage consultants and temporary employees. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.

Our global voluntary turnover rate for 2023 was approximately 22.04%. Based on self-identification data, in 2023, women comprised approximately 61.7% of our global workforce, approximately 65% of global new hires, and over 61% of internal promotions. Also based on self-identification data, minorities comprised approximately 32% of our U.S. workforce.

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

We operate in an industry in which competition for highly qualified personnel is intense. In addition to our compensation programs, we are highly focused on talent acquisition, retention and development. We periodically conduct employee engagement surveys, the results of which inform internal company and management goals to help ensure impactful and meaningful actions in response to feedback received. Our annual employee evaluation process helps us to support developing employees as well as identify and cultivate high performers, and we have various initiatives underway to further develop leaders and managers. In 2023, employees completed an annual employee engagement survey, the results of which indicated that 84% of employees are proud to work at Natera, 81% of employees are excited about the future of Natera, and 81% of employees view their manager as a great role model for employees.

Embracing diversity is one of our core values, as we believe that a broad range of perspectives and experiences is necessary to drive innovation and leadership. To this end, it is important to us to create an inclusive culture of belonging that represents a broad spectrum of backgrounds. We have two employee resource groups, or ERGs, committed to furthering our efforts in this area. Women of Natera and our Diversity & Inclusion Group both serve as resources to the organization in fostering a culture of inclusion and diversity by providing a platform of networking, ongoing learning and exchange to support professional development and promote workplace equality and diversity. In 2023, over 93% of people managers completed annual diversity training in furtherance of our 2025 Environmental, Social and Governance, or ESG, goals.

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

As part of our sustainability and ESG program, we have an executive steering committee responsible for overseeing sustainability projects to reduce the environmental impact of our laboratory operations, our corporate offices, and our supply chain. Our environmental sustainability program addresses, among others, emissions reduction; water and energy conservation; sustainability in supply chain management; waste reduction; employee engagement; and sustainable building design and operations. In particular, we have established Scope 1, 2 and 3 intensity reduction targets as part of our broader climate action plan as outlined in our 2025 ESG goals. Progress on the 2025 ESG goals are presented to the board twice annually, in addition to updates regarding climate impacts and broader ESG strategy discussions. Additional information can be found in our annual ESG Report located on our website at www.natera.com/esg. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC, and you should not consider any information on, or accessible through, our website as part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

The Company does not conduct animal testing.

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

Corporate Information

Our principal executive office is located 13011 McCallen Pass, Building A Suite 100, Austin, Texas. Our website address is www.natera.com. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC, and you should not consider any information on, or accessible through, our website as part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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

Our ability to successfully grow revenues for our products and services is uncertain and subject to many risks, as further described in these Risk Factors. In particular, the significant majority of our revenues are derived from sales of our Panorama NIPT, our Horizon carrier screening, or HCS, test, and our Signatera test, and we expect this to continue to be the case for the foreseeable future. As such, any adverse impact we experience with respect to these tests could result in an impact to our overall revenues, or a component of such overall revenues. For example, a decline in our reimbursement rates for, and therefore our average selling price of, Horizon, could result in a decline in our overall blended average selling price.

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

•

billing operations, including managing various requirements by third-party payers to obtain reimbursement for our tests, are complex and time-consuming, and if we are unable to successfully manage such requirements, we may experience reduced and/or delayed reimbursement for our tests, which may impact our results of operations, as has happened in the past with respect to evolving prior authorization requirements;

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
•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell our tests, including requiring FDA clearance or approval for the sale of our tests (for example, the VALID Act or a proposed rule published by the FDA in September 2023), as further discussed in the risk factor entitled “Regulatory and Compliance Risks—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs associated with complying with post market controls”) or of the sequencers, reagents, kits and other consumable products that we purchase from third parties in order to perform our testing;

•

our laboratory partners may choose to develop their own tests that are competitive with ours or offer tests provided by our competitors due to pricing or other reasons as has happened in the past, or otherwise fail to effectively market our tests; and competitors may develop and commercialize more effective and/or less expensive tests that deliver comparable results to our tests;

•

we may fail to adequately protect or enforce our intellectual property relating to our tests, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as certain of our competitors have claimed in lawsuits filed against us, as discussed further in “Note 8—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements; if we are required to pay litigation judgments or settlements or pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running our tests, our results of operations or financial condition could be adversely impacted;

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of our current tests that are necessary for such tests to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our continuously expanding portfolio of products and programs, in particular our efforts and focus on developing our oncology and organ health product offerings;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through convertible debt and other debt instruments, our initial public offering, and our registered public equity offerings. Our net loss for the years ended December 31, 2023, 2022 and 2021 was $434.8 million, $547.8 million, and $471.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $2.4 billion. We may continue to experience such losses in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, our products, improve these products, and research and develop and commercialize new products.

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

We may not be successful in our current or future efforts to develop and commercialize cell-free DNA tests in industries that are newer to us. Moreover, we have limited experience forecasting our future financial performance from our new products in these industries that are newer to us, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our existing product offerings. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not ultimately meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for MRD assessment and recurrence surveillance, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations, as well as patients having sufficient tumor tissue to design our custom ctDNA test for each patient. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama, Horizon, and our other tests.

We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts. Clinical development requires large numbers of patient specimens and, for certain products, requires large, prospective, and controlled clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment, which we experienced in the past with our SNP-based Microdeletions and Aneuploidy RegisTry, or SMART, Study, or due to changes in study design or other unforeseen circumstances, such as our decisions in the past to expand our SMART Study; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require.

The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected. Further, the data collected from any studies we complete in the future may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests. For example, while we have published results from our SMART Study, we cannot assure you that such results or publications will convince laboratories, clinics, clinicians, physicians or patients of the benefits of utilizing Panorama for microdeletions. We also cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for microdeletions testing. Similarly, certain results of the CIRCULATE-Japan study have recently been published, and we cannot assure you that such results will impact professional society or practice guidelines, or coverage and reimbursement determinations from third-party payers, as we anticipate.

In addition, as further described in the risk factor entitled “—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls,” development of the data necessary to obtain regulatory clearance and approval of a test is time-consuming, requires us to incur significant costs, and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, or could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, any of which could have a material adverse effect on our business, operating results or financial condition.

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

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our principal competition in women’s health comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. We also face competition in the fields of oncology and organ health from other companies, which may be larger, more established, or have more experience or more resources than we do. In addition, new testing methods may be developed which may displace or be preferred over NIPTs, such as whole genome sequencing or single cell analysis with respect to NIPTs, or tracking more tumor-specific variants and/or other biomarkers in addition to ctDNA, or testing without the need for a sample of the tumor tissue, with respect to MRD testing. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services. It is possible that competition in all of the markets in which we operate will continue to increase.

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

Among the risks to our business and results of operations from our Constellation model are the following:

•

our and our licensees’ ability to obtain required regulatory authorizations from the FDA and international regulatory agencies as further described in the risk factor entitled “Regulatory and Compliance Risks—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally, including our ability to continue commercializing our cloud-based distribution model;”

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

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our mmPCR assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the significant majority of these algorithms on a cloud-based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third-party data center hosting facilities operated by Amazon Web Services, or AWS, located primarily in the United States and in the European Union. We also host our algorithms on AWS platforms directly. Our algorithms are currently used to run many of our tests and certain of our research and development activities, as well as for our Constellation licensees. In the event of any technical problems that may arise in connection with our on-site data center, the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or the AWS servers that host our data directly, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud-based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. We do not have any backup platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

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

We currently operate laboratory facilities in Austin, Texas and in San Carlos, California, both of which process Panorama, Horizon, and Signatera tests, which together represent the significant majority of our revenues. Our other tests that we perform are currently only able to be performed at one, but not both, of our laboratories, and are primarily performed at our San Carlos location, and we currently otherwise have no backup or redundant facility to perform these tests. Our San Carlos laboratory is situated near active earthquake fault lines, and both of our laboratories are located in areas that have in recent years experienced, and are likely to experience in the future, severe weather events. Either of our laboratories may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, severe weather, flooding, power outages and contamination, including as a result of a health pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. An inability to perform our tests or the backlog of tests that could develop if either our San Carlos or Austin laboratory is inoperable for even a short period of time may result in the loss of customers and an adverse effect on our revenues or harm our reputation.

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

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, Horizon, Signatera and Prospera, along with certain hardware and software, pursuant to a supply agreement that expires in August 2033. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. In addition, all of the licensees under our Constellation cloud-based distribution model do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which was acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Illumina has granted us certain rights to Illumina’s intellectual property related to NIPT, including the pooled intellectual property, for running our own tests; however, we do not have an express license to grant rights under the pooled intellectual property to the licensees under our Constellation cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, we have in the past been involved in patent infringement litigation against Illumina, which we and Illumina have settled. In addition, Illumina competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. Validating alternative sequencing platforms requires significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any alternative sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

In addition, our Panorama test is currently only validated to be performed using Streck’s blood collection tubes, and we use only Streck tubes for the primary analysis of Signatera results, and for our Prospera test. Streck is the sole supplier of the blood collection tubes included in Panorama and our other cell-free DNA tests under a supply arrangement with Streck under which we are required to exclusively use Streck tubes for Panorama. Similarly, all of the licensees under our cloud-based distribution model also have no current alternative but to use these blood collection tubes to run the tests that they develop based on our technology.

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

In the ordinary course of our business, we collect and store sensitive data, including legally-protected personal information, such as test results and other patient health information, credit card and other financial information, insurance information, and personally identifiable information. We also store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We are highly dependent on information technology networks and systems, including a combination of on-site systems, managed data center systems and cloud-based data center systems, and the Internet, to securely process, transmit, and store a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We also communicate sensitive data, including patient data, telephonically, through our website, through facsimile, through integrations with third-party electronic medical records systems, and through relationships with third-party vendors and their subcontractors, both in the United States and internationally. The laws of some foreign countries do not protect data privacy to the same extent as the laws of the United States.

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy. Although we take measures to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our technology and other third-party service providers and their subcontractors, are nevertheless inherently vulnerable to, and from time to time experience, cyber-attacks by hackers or viruses or breaches due to employee error, technical error, malfeasance or other disruptions. Any such breach or interruption, whether of our systems or that of our third-party service providers or their subcontractors, could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability or penalties under laws and regulations that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, or state privacy regulations, such as the California Consumer Privacy Act. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

We are also subject to the risks described above as a result of our relationships with third-party vendors and their subcontractors, whose systems may be breached and may cause our sensitive data, including patient data, to be compromised. We have on occasion experienced such disruptions by way of third-party vendors. For example, in 2020 we were notified of a data security incident that affected a third-party vendor, which affected a number of our patients whose protected health information was stored in such third-party vendor’s systems. The third-party vendor notified the affected individuals as required by HIPAA.

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

The marketing, sale, and use of our tests could result in substantial damages arising from product liability, professional liability, or other claims that exceed our resources.

The marketing, sale and use of our tests could lead to product liability claims against us if someone were to allege that our test failed to perform as it was designed or as claimed in our promotional materials, was performed pursuant to incorrect or inadequate laboratory procedures, if we delivered incorrect or incomplete test results or our test failed to produce a result, or if someone were to misinterpret test results. In addition, we may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide, or for failure to provide such information, in connection with our marketing and promotional activities or as part of the results generated by our tests. For example, Panorama could provide a low-risk result which a patient or physician may rely upon to make a conclusion about the health of the fetus, which may, in fact, have the condition for which we delivered a low-risk result because the Panorama result was a so-called false negative. Similarly, Panorama could provide a so-called false positive, which is a high-risk result for a fetus that may not, in fact, have the relevant condition. Even though Panorama and our other tests are highly accurate, they are not 100% accurate and we may report false negative or false positive results, which may subject us to lawsuits claiming product or professional liability or other claims, as has happened in the past and may happen in the future. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates, cause our insurance coverage to be terminated, or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could harm our reputation, result in a cessation of our services, or cause our partners to terminate our agreements with them, any of which could adversely impact our results of operations.

If we are unable to successfully scale our operations, our business could suffer.

Our overall test volumes grew from approximately 1,570,000 to 2,066,500 and further to 2,496,100 tests processed during the years ended 2021, 2022 and 2023, respectively, and since 2009 we have launched over 15 product offerings or indications. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows. As our test volumes and product portfolio continue to grow, we will need to continue to ramp up our testing capacity and implement increases in scale, such as increased headcount, additional or new equipment, laboratory space and qualified laboratory personnel, increased office and laboratory space, expanded customer service capabilities, billing and systems process improvements, enhanced controls and procedures, and an expanded internal quality assurance program and technology platform. The value of our tests to patients and physicians depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as we have experienced in the past.

In addition, our efforts to scale our operations may be unable to keep pace with an increase in the frequency of our launches of new or enhanced products and services. Particularly in recent years, we have expanded into markets or industries new to us with new products, significant product enhancements, and expanded indications. As we continue to launch additional offerings and product enhancements, we will need to manage our resources among various initiatives, and such competing priorities could lead to delays in one or more of our business initiatives. Conversely, to the extent that we scale our operations, infrastructure and other resources but do not ultimately meet our anticipated timelines in our product development efforts, we will experience higher costs and expenses than necessary until our project timelines and operational resources become aligned. We may also, intentionally or unintentionally, allocate resources to new products or initiatives in a manner disproportionate to the amount of revenue that such initiatives generate compared to our existing or core offerings. We cannot assure you that our efforts to scale our commercial operations will not negatively affect the quality of our test process or results, or that we will be successful in managing the growing complexity of our business operations.

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

Our success depends in large part upon the continued service of our senior management team. In particular, our founder and Executive Chairman, Matthew Rabinowitz, as well as Steve Chapman, our Chief Executive Officer, are critical to our vision, strategic direction, culture, products and technology. In addition, we do not maintain key-man insurance for Dr. Rabinowitz, Mr. Chapman or any other member of our senior management team. The loss of our founder and Executive Chairman, our Chief Executive Officer, or one or more other members of our senior management team could have an adverse effect on our business.

We may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

From time to time, we may enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions, such as our recent acquisition of certain reproductive health assets related to

Invitae Corp.’s NIPT and carrier screening business. We may not be able to complete such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of an acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses, result in accounting charges, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

We are involved in legal proceedings, regulatory investigations and inquiries and other legal matters, which may have an adverse effect on our business, financial condition, results of operations and prospects.

We are involved in legal matters, including investigations, subpoenas, demands, disputes, litigation, requests for information, and other regulatory or administrative actions or proceedings, including those with respect to intellectual property, testing and test performance, billing, reimbursement, marketing, short seller and media allegations, employment, and other matters. See Note 8—Commitments and Contingencies—Legal Proceedings for a description of our legal matters. An independent committee of our board of directors initiated and completed an internal investigation into the allegations made in a March 2022 short seller report, with the assistance of the law firm of WilmerHale LLP, or WilmerHale. WilmerHale had access to company executives, personnel, records, communications, and documents. Based on the investigation, the independent committee, on behalf of the board, concluded that the allegations of wrongdoing against the Company in the report were unfounded.

We are responding to ongoing regulatory and governmental investigations, subpoenas and inquiries, and contesting our current legal matters, and cannot provide any assurance as to the ultimate outcome with respect to any of the foregoing. There are many uncertainties associated with these matters. Such matters may cause us to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of their merit or ultimate outcome. For example, in January 2024, a jury verdict of $57 million was awarded against us in a patent infringement lawsuit filed by Ravgen, Inc. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of the foregoing were to occur, our business, financial condition, results of operations, cash flows, prospects, or stock price could be adversely affected.

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

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to achieve broader commercial success with our tests and product offerings;
•	the costs and success of our research, development, and commercialization efforts for potential new products and additional indications for, and enhancements to, current products;

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
•

costs and expenses to protect or enforce our intellectual property rights or to defend against infringement claims brought against us, including any associated litigation settlements or judgments we are required to pay; and

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

As of December 31, 2023, we have $80.4 million of outstanding balance of the Credit Line including accrued interest. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

Recent macroeconomic pressures resulting from ongoing geopolitical or other matters may have an adverse impact on our business, financial results and prospects.

The COVID-19 pandemic has had a significant negative impact on the macroeconomic environment, such as decreases in per capita income and level of disposable income, inflation, rising interest rates, and supply chain issues. Ongoing geopolitical matters have also contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets, particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.

In the event of health epidemics or outbreaks in the future, our operations could be disrupted and our business adversely impacted. Such disruptions or impacts may be similar to those we faced during the COVID-19 pandemic, such as mandated business closures in impacted areas, limitations with employee resources due to stay at home orders or sickness of employees or their families, reduced demand for certain of our products, or supply constraints.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2023, we had federal, state, and foreign NOL carryforwards of approximately $1.6 billion, $1.1 billion and $3.8 million, respectively, which, if not utilized, begin to expire in 2027, 2024, and 2027, respectively. Approximately $1.3 billion of these federal NOLs can be carried forward indefinitely. We also had federal research and development credit carryforwards of approximately $64.3 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $36.7 million, which begin to expire in 2031. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change.”

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

Our business depends on our ability to obtain and maintain adequate coverage and reimbursement from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect government and commercial third-party payers to continue to be our primary source of payments. In particular, we believe that in order for us to continue to achieve commercial success, we will need to achieve insurance coverage for microdeletions screening, and obtain positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. Historically, we have not received reimbursement for a significant number of Panorama tests that we have performed for microdeletions; we have published data from our SMART Study, but we cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for Panorama for microdeletions. In addition, while we have received positive coverage determinations for certain specified uses and indications of our Signatera test from commercial third-party payers as well as the Molecular Diagnostic Services Program, or MolDx, which identifies and establishes Medicare coverage and reimbursement for molecular diagnostic tests, we cannot guarantee that our test will be reimbursed at the rate we expect. Furthermore, while we have also received positive coverage decisions from MolDx for our Prospera Kidney and Lung tests, we cannot guarantee that our tests will continue to be reimbursed at the same or a similar rate as we have received thus far. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial out-of-pocket cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The practice guidelines issued by professional societies now generally acknowledge that NIPT is the most sensitive screening option for, and/or are generally supportive of NIPT in, average-risk pregnancies, in addition to high-risk pregnancies. However, while most third-party payers now reimburse for NIPT for average-risk patients, it remains the case that not all third-party payers, particularly state Medicaid payers, do so. Furthermore, many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, including most recently from our SMART Study, we have and may continue to experience low reimbursement rates for Panorama for microdeletions, and we may otherwise be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for microdeletions in the future, our future revenues and results of operations would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payers do not reimburse.

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

Medicare reimbursement impacts our revenues from our oncology and organ health products, as a large proportion of these patients are covered by Medicare. Medicare beneficiaries generally do not receive our women’s health testing. However, Medicare reimbursement can affect both Medicaid reimbursement, which is relevant to our NIPT, and reimbursement from commercial third-party payers. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee-for-service rates, and many commercial third-party payers set their payment rates at a percentage of the amounts that Medicare pays for such testing services. Medicare reimbursement rates are typically based on the Clinical Laboratory Fee Schedule, or CLFS, set by CMS. Our current Medicare Part B reimbursement for Panorama was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS could issue an adverse coverage determination as to Panorama which could influence other third-party payers, including state Medicaid programs, and could have an adverse effect on our revenues.

It is estimated that nearly half of all births in the United States are to state Medicaid program beneficiaries. Each state’s Medicaid program has its own coverage determinations related to our testing, and many state Medicaid programs do not provide coverage for our testing. Even if our testing is covered by a state Medicaid program, we must be recognized as an enrolled Medicaid provider by the state in which the Medicaid beneficiary receiving the services resides in order for us to be reimbursed by a state’s Medicaid program, including under a Medicaid managed care plan. Furthermore, in certain states that have implemented managed care organizations, or MCOs, that are typically operated by commercial third-party payers, we would also need to contract with one or more MCOs as a participating provider for us to be reimbursed for testing services that we provide to a Medicaid beneficiary.

Our San Carlos, CA laboratory is enrolled as a Medicaid provider in 50 U.S. states or territories and our Austin, TX laboratory is enrolled as a Medicaid provider in 40 states, with additional applications underway for both laboratories. However, even if we are recognized as a Medicaid provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, many state Medicaid programs only reimburse our testing at a low dollar amount, or not at all. Low or zero-dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

Even if we are being reimbursed for our tests, third-party payers may review and adjust the rate of reimbursement, require patient cost-sharing, or stop paying for our tests. Government and commercial third-party payers continue to increase their efforts to control the cost, utilization and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular diagnostic tests. These measures have resulted in reduced payment rates and decreased utilization in the clinical laboratory industry. Because of these cost-containment measures, governmental and commercial third-party payers may reduce, suspend, revoke or discontinue payments or coverage at any time, including payors that currently provide reimbursement for our tests. Reduced reimbursement of our tests may harm our business, financial condition or results of operations.

Billing for clinical laboratory testing services is complex. We perform tests in advance of payment and without certainty as to the outcome of the billing process. In cases where we expect to receive a fixed fee per test due to our reimbursement arrangements, we may nevertheless encounter disputes over pricing and billing. Among the factors complicating our billing of third-party payers are disparity in coverage among various payers; disparity in, and increasingly difficult, information and billing requirements among third-party payers, including with respect to prior authorization requirements and procedures and establishing medical necessity; and incorrect or missing billing information, which is required to be provided by the ordering healthcare practitioner. These billing complexities, and the associated uncertainty in obtaining payment for our tests, could result in reduced reimbursement of our tests, which could harm our business, financial condition and results of operations.

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

Approximately 91% and 89% of our total revenues for each of the years ended December 31, 2023 and 2022, respectively, were attributable to our U.S. direct sales. We maintain a heightened focus on our training and compliance efforts in line with our reliance on personnel in our sales, marketing and billing functions, and the significance of these functions as components of our business. We continue to educate, train and monitor our personnel, but from time to time we experience situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties.” Moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, as has happened in the past, which could be material in the aggregate. As our sales and marketing efforts continue to be critical to our business, with respect to both our expanding product portfolio as well as continued geographical expansion, we will continue to face an increased need to remain vigilant in monitoring and improving our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs; may, and from time to time do, receive inquiries, such as informal requests for documents, civil investigative demands, and subpoenas, from third-party payers or other third parties, including government entities; or may be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs associated with complying with post-market controls.

We currently offer a number of genetic tests, and each of those tests is an LDT. The FDA considers an LDT to be a test that is designed, developed, validated and used within a single laboratory. Our laboratories are currently regulated under CLIA and must comply with CAP requirements, and we are subject to extensive federal and state laws and regulations. The FDA has historically taken the position that it has the authority to regulate LDTs as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to such tests. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo classification, or 510(k) clearance, it has generally chosen not to enforce those requirements to date. The regulatory environment for LDTs is unstable – in 2020 HHS directed FDA to stop regulating LDTs, but in 2021, HHS reversed its policy. Thereafter, the FDA resumed requiring submission of emergency use authorization, or EUA, requests, for COVID-19 LDTs, but did not seek to regulate other, non-COVID, LDTs.

Various legislation has been introduced seeking to substantially revamp the regulation of both LDTs and IVDs. In June 2021, legislation called the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests, or IVCTs, a category that would have included IVDs, LDTs, collection devices, and instruments used with such tests was introduced in Congress.  This legislation was not enacted during that session of Congress but was reintroduced in 2023 and its prospects for enactment are unclear. In addition, the FDA announced a proposed rule regarding LDTs in September 2023, and has indicated that it plans to finalize the proposed rule in the second quarter of 2024, though we cannot be certain that the rule will be finalized on this timeline or at all. The proposed regulation would classify LDTs as medical devices, which would likely require us to adhere to additional regulatory requirements such as those described in this risk factor.

If FDA premarket clearance, approval or de novo classification is required for any of our existing or future tests, or for any components or materials we use in tests, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we or our suppliers work to obtain FDA clearance, approval or de novo classification. Our business could be adversely affected while such review is ongoing and if we or our supplier are ultimately unable to obtain premarket clearance, approval or de novo classification. For example, the regulatory premarket clearance, approval or de novo classification process may involve, among other things, submitting a 510(k) premarket notification, a request for de novo classification, or a PMA application to the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such submissions requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or de novo classifications. In addition, we may require cooperation in our filings for FDA clearance, approval or de novo classification from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances, approvals or de novo classifications or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance, approval or de novo classification for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we have been party to certain intellectual property proceedings with Illumina as described elsewhere in these Risk Factors. Moreover, if FDA premarket clearance, approval or de novo classification is required, our cash flows may be adversely affected until we obtain such clearance, approval or de novo classification, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to, but which do not, have marketing authorization. Furthermore, the FDA may conclude that laboratories using Constellation and related products from us do not meet the criteria for qualifying as an LDT, and require that such laboratories discontinue use of Constellation and related products.  Such an FDA determination could have an adverse impact on the commercialization of Constellation.

The FDA has granted us Breakthrough Device designations for our Signatera test covering its use in various applications. While receiving such designations enables us to have increased interactions with FDA, we cannot assure you that these designations will lead to accelerated review or approval of our regulatory submissions for Signatera.

We cannot assure you that, if we decide or are required to seek premarket clearance or approval or de novo classification for Panorama or any of our other tests, our efforts will succeed on a timely basis or at all. In addition, after a test has been cleared, approved or reclassified, certain kinds of changes that we may make to improve the test, or  certain modifications by a supplier of a component upon which our approval relies, may result in the need for additional clearance, approval, or de novo classification by the FDA before we can implement them, which could increase the time and expense involved in implementing such changes commercially. The need for compliance with such FDA regulations would be time-consuming and expensive, potentially diverting resources from other aspects of our business, and we could be subject to legal actions, including fines and penalties, if we fail to comply with these requirements, any of which may adversely impact our business and results of operations.

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

We may also need to obtain regulatory clearance, approval or de novo classification in the United States for our Constellation software in order for it to be used by third parties in the development and commercialization of their diagnostic tests based on our technology. The 21st Century Cures Act, enacted in 2016, includes a number of provisions relating to the FDA’s regulatory approach to software that may have bearing on the regulatory status of our Constellation software. We have discussed with the FDA the regulatory status of a portion of our Constellation software, the copy number calculator, or CNC. The FDA has indicated that the CNC may be appropriate for review under the de novo classification process, which is less burdensome than the PMA process. The FDA has stated that it would not prevent us from marketing Constellation in the United States; however, it is possible that the FDA may reverse itself either on the appropriate regulatory review path or regarding our ability to continue to market Constellation.

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

While we have a compliance plan and policies to address compliance with federal and state laws and regulations, including applicable fraud and abuse laws and regulations such as those described in this risk factor, the evolving commercial compliance environment and the need to build and maintain robust and scalable systems to comply with laws and regulations in multiple jurisdictions with different compliance and reporting requirements increases the possibility that we could inadvertently violate one or more of these requirements.

If we fail to comply with federal, state and foreign laboratory licensing requirements, we could lose the ability to perform our tests or experience disruptions to our business.

We are subject to CLIA, a federal law that, in partnership with the states, regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease or impairment of, or assessment of the health of, human beings. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in areas including personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill federal health care programs, as well as many commercial third-party payers, for our tests. Our laboratories located in Austin, Texas and San Carlos, California are both CLIA certified and accredited by the College of American Pathologists, or CAP, a third-party accreditation organization with deeming, or delegated, authority from CMS to determine compliance. To renew these certifications, we are subject to a formal external survey and inspection of each site at least every two years. Moreover, CLIA and/or state inspectors may conduct random inspections of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA, CAP or state requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation or state laboratory permit, as well as a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs and significant adverse publicity. Bringing our laboratory back into compliance with CLIA requirements could cause us to incur significant expenses and potentially lose revenues in order to address deficiencies and achieve compliance.

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

Changes in government healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and commercial third-party payers.

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by potentially significant and unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payers, or in government-sponsored programs in which we may participate. Any such changes could substantially impact our revenues, increase costs and divert management attention from our business strategy. We cannot predict the impact, if any, of governmental healthcare policy changes on our business, financial condition and results of operations.

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the PPACA expanded, among other things, the healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. There have been multiple attempts to repeal PPACA or significantly scale back its applicability, which if successful could negatively impact reimbursement for our testing, and could adversely affect our test volumes and, in turn, our business, financial condition, results of operations, and cash flows. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, repealed the requirement under PPACA that consumers buy insurance or pay a penalty unless they qualified for an applicable exemption. The repeal of this mandate means that fewer consumers may carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests, which could impact our test volumes and adversely affect our business, financial condition, results of operations, and cash flows. The PPACA also created a system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. If Panorama or any of our other tests are not covered by plans offered in the health insurance exchanges, our business, financial condition and results of operations could be adversely affected. Furthermore, various proposed legislative initiatives with respect to the PPACA in the past, including possible repeal of the PPACA, have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the PPACA may continue to evolve, be modified, or otherwise change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. Under PAMA, services payable by Medicare under the CLFS are adjusted based on negotiated payment rates paid by private payers for the same test. The implementation of the PAMA rates negatively impacted overall pricing and reimbursement for many clinical laboratory testing services. The PAMA rate reductions did not have a material impact on our business when they were implemented because our revenues from Medicare were very low at the time. The PAMA reductions were suspended in 2021 and are expected to resume in 2025. Due to our increased billing for our Signatera and Prospera testing, and in particular the significant and growing percentage of our revenues attributable to Signatera, any decrease in the reimbursement we receive under the CLFS due to PAMA may negatively impact our revenue when they are implemented. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of federal health care programs pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

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
•

the federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful solicitation, receipt, offer or payment of remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs, such as Medicare;

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

Furthermore, in recent years our industry has experienced increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability for, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to a federal governmental program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government for violations of the False Claims Act and permit such individuals to share in any amounts paid by the defendant to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties – up to approximately $27,108 in 2023 – for each false claim or statement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental program. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, there has been a recent trend of increased U.S. federal and state regulation, scrutiny and enforcement relating to payments made to referral sources, which are governed by these laws and regulations.

We have adopted policies and procedures designed to comply with these laws, and in the ordinary course of our business, we conduct internal reviews of our compliance with these laws. However, the rapid growth and expansion of our business both within and outside of the United States may increase the potential for violating these laws or our internal policies and procedures, and the uncertainty around the interpretation of these laws and regulations increases the risk that we may be found in violation of these or other laws and regulations, or of allegations of such violations, including pursuant to private qui tam actions brought by individual whistleblowers in the name of the government as described above. If our operations, including the conduct of our employees, distributors, consultants and commercial partners, are found to be in violation of any laws or regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement of profits, exclusion from participation in federal health care programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could materially and adversely affect our business, financial condition and results of operations.

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

Should we be unsuccessful defending against patent infringement claims, we may be required to pay substantial royalties, money damages, change our marketing practices, or be enjoined from offering certain products or services. For example, in January 2024, a jury verdict of $57 million was awarded against us in a patent infringement lawsuit filed by Ravgen, Inc. In addition, we could experience delays in product introductions or sales growth while we attempt to develop non-infringing alternatives. Any of these or other adverse outcomes could prevent us from offering our tests or otherwise have a material adverse effect on our business, financial condition and our results of operations.

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

We employ individuals who were previously employed at other biotechnology or diagnostic companies, including our competitors in the various markets in which we operate. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or willfully used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that our employees’ former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims, and if we are unsuccessful, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial costs to us and could divert the time and attention of our management and other employees.

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

•	changes in reimbursement practices by current or potential payers;
•	failure of analysts to initiate or maintain coverage of our company, issuance of new securities analysts’ reports or changed recommendations for our stock;
•	negative publicity, including misinformation, about our company, our tests, or the commercial markets in which we operate;
•	forward-looking statements related to our financial guidance or projections, our failure to meet or exceed our financial guidance or projections or changes in our financial guidance or projections;
•	actual or anticipated changes in regulatory oversight of our products;
•	development of disputes concerning our intellectual property or other proprietary rights;
•	commencement of, or our involvement in, litigation and the outcomes of our litigation matters;
•	announcement or expectation of additional debt or equity financing efforts;
•	any major change in our management;
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

Although we determined that our internal controls over financial reporting were effective as of December 31, 2023, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

In the ordinary course of our business, we collect and store sensitive data, including legally protected personal information, such as test results and other patient health information, credit card and other financial information, insurance information, and personally identifiable information, as well as sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We are highly dependent on information technology networks and systems – our own as well as those of third-party vendors and their subcontractors – to securely process, transmit, and store this sensitive data and business critical information.

Although we take measures to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our technology and other third-party service providers and their subcontractors, are nevertheless inherently vulnerable to, and from time to time experience, various cybersecurity threats. We continue to invest in the security and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Risk Management Processes

Our Information Security Execution Team is responsible for the day-to-day execution of our information security strategy and operations, and comprises key stakeholders across the Company’s information services & technology, engineering, legal, privacy, compliance, finance, human resources, and product teams. The Information Security Execution Team coordinates cross functionally to identify, assess, and address immediate and emerging risks from cybersecurity threats, including leading the formation and activities of working groups and response teams to address cybersecurity matters that arise from time to time. We maintain a cybersecurity incident response plan that addresses critical aspects of incident management, including detection, impact analysis, containment, mitigation, remediation, recovery, and long-term strategies for remediation and prevention of future incidents. In carrying out our incident response plan, our Information Security Execution Team also assesses incidents, or multiple related incidents, by reference to a set of specified criteria and, if one or more of such criteria are met, reports such incidents to management.

Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology, or NIST, Cybersecurity Framework. We use various tools and methodologies to monitor and manage cybersecurity risks. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Our Information Security Execution Team conducts annual tabletop exercises to ensure preparedness for information security, including cybersecurity, incidents. In addition, we promote a company culture of awareness and discipline in cybersecurity matters through annual employee training and education, including periodic phishing simulations.

We engage with a range of external experts, including cybersecurity assessors, consultants, and auditors, in evaluating and attesting to our risk management systems, including an annual Systems and Organization Controls 2, or SOC 2, audit with respect to the security, availability, and process integrity trust services criteria, or TSC. Our collaboration with these third-party service providers includes regular audits, threat assessments, and consultation on cybersecurity strategy and enhancements. Recognizing the risks associated with these and other third-party service providers, we also conduct risk assessments on selected systems and third-party service providers on an ongoing basis.

Governance

Board Oversight

Cybersecurity is an important area of focus for our board of directors. Our audit committee is responsible for carrying out, on behalf of our board of directors, oversight of information security, including cybersecurity, risks. Our audit committee is composed of directors with diverse expertise relevant to such committee’s responsibilities, and includes two directors who have expertise or certifications in cybersecurity. Our management team provides updates on cybersecurity matters to our audit committee on a quarterly basis, with more frequent or interim communications as warranted.

In addition to the oversight by our audit committee, our board of directors receives an annual report on cybersecurity matters from our Chief Technology Officer, or CTO. Our Chief Compliance & Privacy Officer, or CCPO, and CTO also attend regular meetings of our board of directors, and engage in discussions on an ad hoc basis relating to cybersecurity and information security matters.

Management

We maintain an Information Security Leadership Committee, or ISLC, that is accountable for enterprise-level information security risk strategy, identification, prioritization, and mitigation, including establishing objectives and priorities. The ISLC comprises company executives that, collectively, represent experience and expertise in information technology, enterprise security and risk management, cybersecurity, engineering, technology, privacy, data security, and healthcare compliance. Members of this committee include our CTO, CCPO, Chief Information Officer, Chief Information Security Officer, and Chief Accounting Officer. The ISLC meets on at least a quarterly basis to review matters including updates on existing and emerging cybersecurity risks and threats including prioritization, mitigation, and remediation; the status of projects to strengthen our information security systems; assessments of our information security program and operations; and prioritized information security incidents, if any. The ISLC oversees the Information Security Execution Team.

ITEM 2.	PROPERTIES

We lease office facilities under non-cancelable operating lease agreements. We currently occupy approximately 136,000 square feet of laboratory and office space at 201 Industrial Road in San Carlos, California pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces, referred to as the First Space and the Second Space. The First Space covers approximately 88,000 square feet. The Second Space covers approximately 48,000 square feet. The original lease term was approximately 84 months. An amendment was signed in January 2021 which extended the term of the lease for 48 months. The amended term of the lease commenced in October 2023 and will expire in October 2027 with a combined monthly rent for the First Space and Second Space of $776,671.

In Tukwila, Washington, we lease a facility initially to provide storage of our cord blood tissue units. The facility covers approximately 10,000 square feet, with a lease term of 62 months beginning in June 2018 and expiring in July 2023. In the third quarter of 2019, we sold the Evercord business and the facility was subleased to a third party. We did not exercise the option to renew the facility upon expiration.

We lease laboratory and office space in Austin, Texas, comprising approximately 94,000 square feet pursuant to a lease expiring in November 2026. In December 2021, we entered into an amendment of the Austin lease agreement which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces, referred to as the First Expansion Premises and the Second Expansion Premises. The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commenced in September 2022. The terms of the First and Second Expansion Premises expire in March 2033.

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

We entered into a lease agreement in September 2023 to lease 16,319 square feet of space located in Pleasanton, California over a 60-month term. The premises will be used for laboratory and research use and commenced in December 2023. The annual lease payment starts at $0.5 million and increases annually.

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

Holders

As of January 31, 2024, we had 25 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing. The following graph compares the cumulative total stockholder return on our common stock between our initial public offering on July 2, 2015 and December 31, 2023 with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. The chart assumes $100 was invested at the close of market on July 2, 2015, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

		Nasdaq	Nasdaq
Trade Date	Natera, Inc.	Biotechnology	Composite
Base period 7/2/2015	$100.00	$100.00	$100.00
12/31/2015	$47.49	$91.34	$99.96
12/31/2016	$51.50	$71.53	$107.46
12/31/2017	$39.53	$86.60	$137.81
12/31/2018	$61.39	$78.52	$132.46
12/31/2019	$147.45	$97.34	$178.59
12/31/2020	$437.64	$122.78	$257.29
12/31/2021	$408.40	$122.00	$312.32
12/31/2022	$176.65	$108.69	$208.94
12/31/2023	$275.46	$112.76	$299.67

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

We currently provide a comprehensive suite of products in women’s health, as well as our oncology and organ health products, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, or NIPT, as well as Horizon, our Carrier Screening, or HCS, test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and Vistara single-gene NIPT, as well as our Empower hereditary cancer screening test, which we also plan to offer to oncologists through our oncology sales channel. We also offer our Signatera molecular residual disease test for oncology applications, which we commercialize as a test run in our CLIA (as defined below) laboratory and offer on a research use only basis to research laboratories and pharmaceutical companies; and our Prospera organ transplant assessment tests.

We process tests in our laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, in Austin, Texas and San Carlos, California. A portion of our testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests, and research laboratories and pharmaceutical companies. We market and sell our tests through our direct sales force and, for our women’s health tests, through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients, pharmaceutical companies and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers with whom we have in-network contracts. Such insurers reimburse us for our tests pursuant to our in-network contracts with them, based on positive coverage determinations, which means that the insurer has determined that the test in general is medically necessary for this category of patient.

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

During the year ended December 31, 2023, we processed approximately 2,496,100 tests, comprised of approximately 2,426,500 tests accessioned in our laboratories. During the year ended December 31, 2022, we processed approximately 2,066,500 tests, comprised of approximately 2,004,000 tests accessioned in our laboratories. During the year ended December 31, 2021, we processed approximately 1,570,000 tests, comprised of approximately 1,513,400 tests accessioned in our laboratories. This increase in volume represents continuous commercial growth of Panorama and HCS, both as tests performed in our laboratories as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force were 91%, 89% and 89% for the years ended December 31, 2023, 2022, 2021, respectively. The percent of our revenues attributable to U.S. laboratory partners for the year ended the year ended December 31, 2023, 2022, 2021, was 6%, 7% and 5%, respectively. The percent of our revenues attributable to international laboratory partners and other international sales was 3%, 4% and 6% for the years ended December 31, 2023, 2022 and 2021, respectively.

For the year ended December 31, 2023, total revenues were $1,082.6 million, compared to $820.2 million and $625.5 million in the years ended December 31, 2022 and 2021, respectively. Product revenues generated from our testing accounted for $1,068.5 million or 99% of total revenues for the year ended December 31, 2023, compared to $797.3 million or 97% of total revenues for the year ended December 31, 2022 and $580.1 million or 93% of total revenues for the year ended December 31, 2021. For the years ended December 31, 2023, 2022, and 2021, there were no customers exceeding 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $34.9 million, representing 3% of total revenues for the year ended December 31, 2023. For the year ended December 31, 2022, revenues from customers outside the United States were $34.4 million, representing approximately 4% of total revenues. For the year ended December 31, 2021, revenues from customers outside the United States were $34.6 million, representing approximately 6% of total revenues.

Our net losses for the years ended December 31, 2023, 2022, and 2021, were $434.8 million, $547.8 million, and $471.7 million, respectively. This included non-cash stock compensation expense of $191.8 million, $152.4 million, and $115.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $2.4 billion.

Components of the Results of Operations

The section of this Management’s Discussion and Analysis generally discusses year-to-year comparisons between 2023 and 2022. Discussions of year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.

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

Licensing and Other Revenues

Revenues recognized from tests processed through our Constellation model, and from our strategic partnership agreements (which during the three years ended December 31, 2023, 2022 and 2021 comprised the Qiagen, BGI Genomics Co. Ltd., and Foundation Medicine, Inc. agreements) are reported in licensing and other revenues. We also recognize licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. As of December 31, 2023, we are recognizing revenues on 15 licensing and service arrangements with laboratories under our Constellation model.

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

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, costs incurred from third party test processing fees, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with Whole Exome Sequencing, or WES, are also included, as well as labor costs, relating to our Signatera CLIA and Signatera research use only offerings. Costs associated with performing tests are recorded when the test is accessioned. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

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

Expenses

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be revenue recognition and stock-based compensation attributable to performance-based awards.

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

Product Revenues

Product revenues are derived by performing genetic testing services and our performance obligation is complete when test results are delivered to a clinic or patient, who are considered the customer for such services. We enter into contracts with insurance carriers with primarily payment terms related to tests provided to the patients who have health insurance coverage. Insurance carriers are considered to be third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, we sell tests to a number of domestic and international laboratory partners and identify the laboratory partners as customers provided that there is a test services agreement between us and them.

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

Stock-Based Compensation Attributable to Performance-Based Awards

Stock-based compensation expense for stock options with performance metrics is calculated based upon probability of achievement of the metrics specified in the grant. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. No compensation cost is recognized on stock options for employees and non-employees who do not render the requisite service and therefore forfeit their rights to the stock options. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our statements of operations and comprehensive loss during the period that the related services are rendered.

Results of Operations

Comparison of the years ended December 31, 2023, 2022, and 2021

	Year Ended December 31,			Changes
(in thousands)	2023	2022	2021	2023 - 2022		2022 - 2021
				Amount	Percent	Amount	Percent
Revenues:
Product revenues	$1,068,522	$797,307	$580,080	$271,215	34.0%	$217,227	37.4%
Licensing and other revenues	14,049	22,915	45,406	(8,866)	(38.7)	(22,491)	(49.5)
Total revenues	1,082,571	820,222	625,486	262,349	32.0	194,736	31.1
Cost and expenses:
Cost of product revenues	588,564	453,632	315,195	134,932	29.7	138,437	43.9
Cost of licensing and other revenues	1,267	2,624	3,223	(1,357)	(51.7)	(599)	(18.6)
Research and development	320,678	316,415	264,208	4,263	1.3	52,207	19.8
Selling, general and administrative	618,307	588,591	511,034	29,716	5.0	77,557	15.2
Total cost and expenses	1,528,816	1,361,262	1,093,660	167,554	12.3	267,602	24.5
Loss from operations	(446,245)	(541,040)	(468,174)	94,795	17.5	(72,866)	(15.6)
Interest expense	(12,638)	(9,319)	(8,305)	(3,319)	(35.6)	(1,014)	(12.2)
Interest and other income, net	24,353	3,538	5,381	20,815	588.3	(1,843)	(34.3)
Loss before income taxes	(434,530)	(546,821)	(471,098)	112,291	20.5	(75,723)	(16.1)
Income tax expense	(271)	(978)	(618)	707	72.3	(360)	(58.3)
Net loss	$(434,801)	$(547,799)	$(471,716)	$112,998	20.6%	$(76,083)	(16.1)%

_______________________

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and HCS tests, and licensing and other revenues, which primarily includes development licensing revenue, licensing of our Constellation software to our licensees. Total revenues for the year ended December 31, 2023 increased by $262.3 million, or 32.0%, when compared to the year ended December 31, 2022.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratories or processed outside of our laboratories. As noted in “Overview,” the number of tests that we process is a key metric as it tracks overall volume growth. During the year ended December 31, 2023, total reported units were approximately 2,388,200, comprised of approximately 2,323,400 tests reported in our laboratories. Comparatively, during the year ended December 31, 2022, total reported units were approximately 1,919,600, comprised of approximately 1,861,000 tests reported in our laboratories. During the year ended December 31, 2023 and 2022, total oncology units processed were approximately 340,700 and 196,400, respectively.

Product Revenues

During the year ended December 31, 2023, product revenues increased by $271.2 million, or 34.0% compared to the year ended December 31, 2022, as a result of the continued revenue growth from increased test volumes as well as average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $8.9 million, or 38.7%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the year ended December 31, 2023, cost of product revenues increased by $134.9 million or 29.7% when compared to the year ended December 31, 2022, primarily due to higher costs related to inventory consumption of $42.1 million driven by an increase in accessioned cases, a $42.5 million increase in third-party fees, a $6.1 million increase in shipping related charges, a $10.7 million increase in equipment and related depreciation expense, and a $33.5 million increase in labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the year ended December 31, 2023, when compared to the year ended December 31, 2022, decreased by approximately $1.4 million, or 51.7%, primarily due to a net decrease in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the year ended December 31, 2023 increased by $4.3 million, or 1.3%, when compared to the year ended December 31, 2022. The increase was driven by a $27.7 million increase in salary and related expenditures, which includes a $20.4 million increase in stock-based compensation expense, and a $3.6 million net increase in office, facilities, and other expenses. This was offset by a $12.7 million decrease in IPR&D expense mainly related to the milestone payments for the September 2021 acquisition, a $7.7 million decrease in consulting expenses, and a $6.6 million decrease in lab and clinical trial related expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $29.7 million, or 5.0%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was attributable to a $18.0 million increase in consulting and legal expenses, a $16.0 million increase in third party billing expenses, and a net increase of $8.0 million in salary and related compensation expenditures primarily related to an increase in stock-based compensation expense. This was offset by a $9.1 million decrease in marketing costs and a $3.2 million net decrease in travel, facilities, office and other costs.

Interest Expense

Interest expense increased by $3.3 million, 35.6%, in the year ended December 31, 2023 compared to the same period in the prior year due to an increase in interest rate as well as a $30.0 million drawdown from November 2022 for the UBS Credit Line.

Interest and Other Income

Interest and other income increased by $20.8 million, or 588.3%, in the year ended December 31, 2023, compared to the same period in the prior year, primarily due to higher interest rates and greater average cash and investment balances.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the year ended December 31, 2023, we had a net loss of $434.8 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of December 31, 2023, we had an accumulated deficit of $2.4 billion. As of December 31, 2023, we had $642.1 million in cash and cash equivalents and restricted cash, $236.9 million in marketable securities, $80.4 million of outstanding balance of the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. As of December 31, 2023, we have $20.0 million available on the Credit Line.

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

In September 2023, we completed an underwritten equity offering and sold 4,550,000 shares of our common stock at a price of $55 per share to the public. Before offering expenses of approximately $0.4 million, we received proceeds of approximately $235.8 million net of the underwriting discount. In November 2022, we completed an underwritten equity offering and sold 13,144,500 shares of our common stock at a price of $35 per share to the public. Before offering expenses of approximately $0.5 million, we received proceeds of approximately $433.2 million net of the underwriting discount. In July 2021, we completed an additional underwritten equity offering and sold 5,175,000 shares of our common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, we received proceeds of $551.2 million net of the underwriting discount. As cash flows from our operations are currently negative, our contractual obligations and other commitments are satisfied by the equity financing described above, our convertible note financing conducted in April 2020 described below, the Credit Facility described below, and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after February 28, 2024.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of December 31, 2023, the total principal amount outstanding with accrued interest was $80.4 million and $20.0 million is remaining as available under the Credit Line.

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

We received net proceeds from the Convertible Notes of $278.3 million, after deducting the initial purchasers’ discounts and debt issuance costs. We used approximately $79.2 million of the net proceeds from the Convertible Notes offering to repay our obligations under the 2017 Term Loan with OrbiMed in 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Cash used in operating activities	$(246,955)	$(431,501)	$(335,236)
Cash provided by (used in) investing activities	168,498	330,338	(205,193)
Cash provided by financing activities	254,461	482,640	576,188
Net change in cash, cash equivalents and restricted cash	176,004	381,477	35,759
Cash, cash equivalents and restricted cash, beginning of period	466,091	84,614	48,855
Cash, cash equivalents and restricted cash, end of year	$642,095	$466,091	$84,614

Cash Used in Operating Activities

Cash used in operating activities during the year ended December 31, 2023 was $247.0 million. The net loss of $434.8 million includes $235.8 million in non-cash charges resulting from $24.1 million of depreciation and amortization, $2.7 million milestone expense for in-process research and development, $14.5 million of non-cash lease expense, $191.8 million of stock-based compensation expense, $1.1 million premium amortization and discount accretion on investment securities, $0.3 million in foreign exchange adjustment, and $1.3 million for amortization of debt discount. Operating assets had cash outflows of $57.0 million resulting from $33.9 million in increases in accounts receivable, $5.4 million in increases in inventory, and $26.1 million in increases in prepaid expenses and other current assets, offset by $8.4 million from cash inflows in operating lease right-of-use assets. Operating liabilities resulted in cash inflows of $9.0 million resulting from a $21.6 million increase in accrued compensation, a $10.3 million increase in other accrued liabilities, and a $5.0 million increase in deferred revenue, offset by a $15.5 million decrease in accounts payable and a $12.4 million decrease in operating lease liabilities.

Cash used in operating activities during the year ended December 31, 2022 was $431.5 million. The net loss of $547.8 million includes $199.3 million in non-cash charges resulting from $16.7 million of depreciation and amortization, $9.3 million milestone expense for in-process research and development, $13.8 million of non-cash lease expense, $152.4 million of stock-based compensation expense, $4.8 million premium amortization and discount accretion on investment securities, $0.9 million loss on investments, $1.3 million for amortization of debt discount and issuance cost, and $0.3 million in non-cash interest expense. Operating assets had cash outflows of $131.4 million resulting from $122.3 million in increases in accounts receivable, $8.5 million in increases in inventory, and $1.2 million in increases in prepaid expenses and other current assets, offset by $0.6 million from cash inflows in operating lease right-of-use assets. Operating liabilities resulted in cash inflows of $48.4 million resulting from a $5.5 million increase in accounts payable, a $3.1 million increase in accrued compensation, a $47.7 million increase in other accrued liabilities, a $2.1 million increase in deferred revenue offset by a $10.0 million decrease in operating lease liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 totaled $168.5 million, which was comprised of $306.0 million proceeds of investments maturities, offset by $98.3 million purchases of new investments and $39.2 million in cash paid for the purchase of property and equipment.

Cash provided by investing activities for the year ended December 31, 2022 totaled $330.3 million, which was comprised of $248.4 million in proceeds from sale of investments and $216.5 million proceeds of investments maturities, offset by $86.9 million purchases of new investments and $47.7 million in cash paid for the purchase of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 totaled $254.4 million comprised of $235.4 million net proceeds from our equity offering completed in the third quarter of 2023, $15.1 million in issuance of common stock under the employee stock purchase plan, and $3.9 million cash proceeds from the exercise of stock options.

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

Credit Line

The short-term debt obligations consist of the $80.4 million principal amount drawn from the UBS Credit Line, or the Credit Line, and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. We are required to maintain a minimum of at least $150.0 million in our UBS accounts as collateral which has been classified as short-term investments in the consolidated balance sheet. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. In October 2023, the interest rate was subsequently changed to the 30-day SOFR average, plus 0.5%. Please refer to Note 10, Debt, for further details.

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

The following table summarizes our unconditional purchase and contractual commitments as of December 31, 2023:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Short-term debt obligations(1)	80,000	80,000	—	—	—
Long-term debt obligations(2)	287,500	—	—	287,500	—
Interest accrued on debt(3)	1,480	1,480	—	—	—
Inventory purchase and other contractual obligations(4)	94,533	58,875	17,658	18,000	—
Total	$463,513	$140,355	$17,658	$305,500	$—

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represents the principal amount of our Convertible Notes due 2027.
(3)	Represents interest accrued on our Convertible Notes and Credit Line.
(4)	Represents various inventory purchase and other contractual obligations. Please refer to contractual commitments disclosures provided in Note 8, Commitments and Contingencies for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line had an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 1.21%. The SOFR rate is variable. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our

$80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of December 31, 2023. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $2.4 million annually in relation to amounts we would expect to earn, based on our short-term investments as of December 31, 2023.

For the fiscal year ending December 31, 2023, compared to the fiscal year ending December 31, 2022, our unrealized loss on available for sale securities decreased due to the change in average yield rate, resulting in an unrealized gain of $13.3 million for the year ended December 31, 2023.

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

NATERA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Natera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natera, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Genetic Test Revenue
Description of the Matter

For the year ended December 31, 2023, the Company recognized product revenue of $984 million related to consideration received from patients and insurance carriers as third-party payors on behalf of patients. As explained in Note 3 of the consolidated financial statements, product revenue is recognized based on the consideration expected to be received for genetic tests performed on behalf of patients. Consideration expected to be received for genetic tests performed is estimated based on a variety of factors, including historical and current payment trends, as well as expectations of future collections. In periods subsequent to test delivery, management monitors whether cash collections are sufficient to support revenue recognized in prior periods or whether changes to previous or current estimates of expected consideration to be received are required.

Auditing the measurement of genetic test revenue related to genetic tests performed on behalf of patients was complex due to the nature of the procedures required to assess management’s judgment in estimating consideration expected to be received for tests where there was limited or no historical cash collection data. In such situations, management uses a variety of inputs to estimate consideration expected to be received, as applicable, including available cash collection history, current payment trends, and contractual arrangements with insurance carriers, among other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the measurement of revenue related to tests performed on behalf of patients. Our procedures included testing controls related to management’s review of the inputs and significant assumptions used in estimating the consideration expected to be received for tests performed on behalf of patients where there was limited or no historical collection data.

We performed audit procedures that included, among others, assessing the methodologies used to estimate consideration expected to be received for tests performed on behalf of patients when sufficient historical cash collection data was not available. Specifically, we obtained an understanding of the rationale for management’s estimates and examined management’s supporting evidence, such as contractual arrangements with insurance payors, and management’s analysis of the consideration received for similar tests, as applicable. Additionally, we tested management’s supporting calculations. We also performed an evaluation of actual cash collections versus expectations to assess the accuracy of estimates made in prior periods.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012

San Mateo, California

February 28, 2024

Natera, Inc.

Consolidated Balance Sheets

(in thousands, except par value amount)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash, cash equivalents and restricted cash	$642,095	$466,091
Short-term investments	236,882	432,301
Accounts receivable, net of allowance of $6,481 in 2023 and $3,830 in 2022	278,289	244,385
Inventory	40,759	35,406
Prepaid expenses and other current assets, net	60,524	33,634
Total current assets	1,258,549	1,211,817
Property and equipment, net	111,210	92,453
Operating lease right-of-use assets	56,537	71,874
Other assets	15,403	18,330
Total assets	$1,441,699	$1,394,474

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,998	$31,148
Accrued compensation	45,857	44,010
Other accrued liabilities	149,405	144,214
Deferred revenue, current portion	16,612	10,777
Short-term debt financing	80,402	80,350
Total current liabilities	307,274	310,499
Long-term debt financing	282,945	281,653
Deferred revenue, long-term portion	19,128	20,001
Operating lease liabilities, long-term portion	67,025	76,577
Total liabilities	676,372	688,730
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both December 31, 2023 and 2022; 119,581 and 111,255 shares issued and outstanding at December 31, 2023 and 2022, respectively	11	11
Additional paid in capital	3,145,837	2,664,730
Accumulated deficit	(2,377,436)	(1,942,635)
Accumulated other comprehensive loss	(3,085)	(16,362)
Total stockholders’ equity	765,327	705,744
Total liabilities and stockholders’ equity	$1,441,699	$1,394,474

See accompanying notes.

Natera, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021

Revenues
Product revenues	$1,068,522	$797,307	$580,080
Licensing and other revenues	14,049	22,915	45,406
Total revenues	1,082,571	820,222	625,486
Cost and expenses
Cost of product revenues	588,564	453,632	315,195
Cost of licensing and other revenues	1,267	2,624	3,223
Research and development	320,678	316,415	264,208
Selling, general and administrative	618,307	588,591	511,034
Total cost and expenses	1,528,816	1,361,262	1,093,660
Loss from operations	(446,245)	(541,040)	(468,174)
Interest expense	(12,638)	(9,319)	(8,305)
Interest and other income, net	24,353	3,538	5,381
Loss before income taxes	(434,530)	(546,821)	(471,098)
Income tax expense	(271)	(978)	(618)
Net loss	$(434,801)	$(547,799)	$(471,716)
Unrealized gain (loss) on available-for-sale securities, net of tax	13,277	(14,075)	(6,546)
Comprehensive loss	$(421,524)	$(561,874)	$(478,262)

Net loss per share (Note 13):
Basic and diluted	$(3.78)	$(5.57)	$(5.21)

Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	114,997	98,408	90,558

See accompanying notes.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)
Balance as of December 31, 2020	86,223	$9	$1,411,286	$4,259	$(929,318)	$486,236
Issuance of common stock upon exercise of stock options	1,165	—	11,816	—	—	11,816
Issuance of common stock under employee stock purchase plan	186	—	13,550	—	—	13,550
Vesting of restricted stock	2,117	—	—	—	—	—
Stock-based compensation	—	—	115,219	—	—	115,219
Unrealized loss on available-for sale securities	—	—	—	(6,546)	—	(6,546)
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	(82,876)	—	6,198	(76,678)
Issuance of common stock for public offering, net	5,175	1	550,821	—	—	550,822
Issuance of common stock for IPR&D acquisition	274	—	30,601	—	—	30,601
Net loss	—	—	—	—	(471,716)	(471,716)
Balance as of December 31, 2021	95,140	10	2,050,417	(2,287)	(1,394,836)	653,304
Issuance of common stock upon exercise of stock options	828	—	6,411	—	—	6,411
Issuance of common stock under employee stock purchase plan	437	—	13,037	—	—	13,037
Vesting of restricted stock	1,480	—	—	—	—	—
Stock-based compensation	—	—	152,384	—	—	152,384
Unrealized loss on available-for sale securities	—	—	—	(14,075)	—	(14,075)
Issuance of common stock for public offering, net	13,145	1	433,191	—	—	433,192
Issuance of common stock for IPR&D milestone	225	—	9,290	—	—	9,290
Net loss	—	—	—	—	(547,799)	(547,799)
Balance as of December 31, 2022	111,255	11	2,664,730	(16,362)	(1,942,635)	705,744
Issuance of common stock upon exercise of stock options	298	—	3,892	—	—	3,892
Issuance of common stock under employee stock purchase plan	392	—	15,128	—	—	15,128
Issuance of stock for bonuses	349	—	19,774	—	—	19,774
Issuance of common stock for IPR&D milestone	336	—	14,435	—	—	14,435
Issuance of common stock for public offering, net	4,550	—	235,441	—	—	235,441
Vesting of restricted stock units	2,401	—	—	—	—	-
Stock-based compensation	—	—	192,437	—	—	192,437
Unrealized gain on available-for sale securities	—	—	—	13,277	—	13,277
Net loss	—	—	—	—	(434,801)	(434,801)
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(3,085)	$(2,377,436)	$765,327

Natera, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(434,801)	$(547,799)	$(471,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,097	16,702	11,254
Expensed in-process research and development	2,679	9,290	35,604
Non-cash lease expense	14,519	13,770	10,926
Stock-based compensation	191,808	152,384	115,219
Premium amortization and discount accretion on investment securities	1,087	4,837	7,814
(Gain) loss on investments	—	906	(46)
Foreign exchange adjustment	265	(2)	(11)
Amortization of debt discount and issuance cost	1,292	1,259	1,227
Non-cash interest expense	52	302	94
Changes in operating assets and liabilities:
Accounts receivable	(33,904)	(122,311)	(43,509)
Inventory	(5,353)	(8,497)	(6,878)
Operating lease right-of-use assets	8,354	622	—
Prepaid expenses and other assets	(26,072)	(1,202)	(3,182)
Accounts payable	(15,458)	5,462	19,222
Accrued compensation	21,619	3,069	10,569
Operating lease liabilities	(12,448)	(9,999)	(10,296)
Other accrued liabilities	10,347	47,650	32,682
Deferred revenue	4,962	2,056	(44,209)
Net cash used in operating activities	(246,955)	(431,501)	(335,236)
Investing activities:
Purchases of investments	(98,303)	(86,947)	(876,095)
Proceeds from sale of investments	—	248,482	187,580
Proceeds from maturity of investments	306,000	216,500	532,910
Purchases of property and equipment, net	(39,199)	(47,697)	(41,030)
Cash paid for acquisition of an asset	—	—	(8,558)
Net cash provided by (used in) investing activities	168,498	330,338	(205,193)
Financing activities:
Proceeds from exercise of stock options	3,892	6,411	11,816
Proceeds from issuance of common stock under employee stock purchase plan	15,128	13,037	13,550
Proceeds from public offering, net of issuance cost	235,441	433,192	550,822
Proceeds from Credit Line	—	30,000	—
Net cash provided by financing activities	254,461	482,640	576,188

Net change in cash, cash equivalents and restricted cash	176,004	381,477	35,759
Beginning cash, cash equivalents and restricted cash	466,091	84,614	48,855
Ending cash, cash equivalents and restricted cash	$642,095	$466,091	$84,614
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$295	$549	$283
Cash paid for interest	$11,346	$8,060	$7,077
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$1,582	$(1,940)	$5,173
Issuance of common stock for IPR&D milestone	$14,435	$—	$—
Issuance of common stock for bonuses	$19,774	$—	$—
Stock-based compensation included in capitalized software development costs	$629	$—	$—

See accompanying notes

Natera, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the “Company”) was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change the management of disease worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with its statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. The Company focuses on applying its technology to three main areas of healthcare – women’s health, oncology and organ health. In the women’s health space, the Company develops and commercializes non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. In oncology, the Company commercializes, among others, a personalized blood-based DNA test to detect molecular residual disease and monitor for disease recurrence across a broad range of cancer types. The Company’s third area of focus is organ health, with tests to assess kidney, heart, and lung transplant rejection as well as genetic testing for chronic kidney disease. The Company operates laboratories in Austin, Texas and San Carlos, California certified under the Clinical Laboratory Improvement Amendments (“CLIA”) providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health.

The Company’s key product offerings include its Panorama Non-Invasive Prenatal Test (“Panorama”) that screens for chromosomal abnormalities of a fetus as well as in twin pregnancies, typically with a blood draw from the mother; Horizon Carrier Screening (“Horizon”) to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; its Signatera molecular residual disease test (“Signatera”)to detect circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease, monitor for recurrence, and evaluate treatment response; and its Prospera test, to assess organ transplant rejection in patients who have undergone kidney, heart, or lung transplantation. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation, a cloud-based software platform that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch their own tests based on the Company’s technology.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows for the near future. The Company had a net loss of $434.8 million for the year ended December 31, 2023 and an accumulated deficit of $2.4 billion as of December 31, 2023. As of December 31, 2023, the Company had $642.1 million in cash, cash equivalents, and restricted cash, $236.9 million in marketable securities, $80.4 million of outstanding balance of the Credit Line (as defined in Note 10, Debt) including accrued interest, and $287.5 million outstanding principal balance of its 2.25% Convertible Senior Notes (the “Convertible Notes”). The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line which is classified as short-term investments in the consolidated balance sheet. As of December 31, 2023, the Company had $20.0 million remaining available on the Credit Line.

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

Further, additional consideration aggregating up to approximately $35.0 million was estimated to be paid via issuance of an estimated 269,547 additional Natera common shares, consistent with the registration statement filed with the SEC on September 10, 2021, upon achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which was revalued at each reporting date and amount of compensation expense was adjusted accordingly and reported in research and development expenses. In

November 2022, the terms of the payment for any remaining consideration were modified, resulting in $10.0 million of consideration paid in December 2022 and $15.0 million of consideration paid in March 2023, with such consideration primarily consisting of Natera common stock.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after February 28, 2024.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, the operating right-of-use assets and the associated lease liabilities, the average useful life for property and equipment including impairment estimates, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, stock-based compensation, the fair value of options, income tax uncertainties, and the expected consideration to be received from contracts with customers, insurance payors, and patients. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of cash, liquid demand deposits, and money market funds. Highly liquid investments purchased with an original maturity of three months or less are also considered cash equivalents. Restricted cash as of December 31, 2023 and 2022 was immaterial.

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

Available-for-sale debt securities. The amended guidance from ASU 2016-13 requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus have not recorded an expected credit loss for its investment portfolio. Further, gross unrealized losses on available for sale securities were not material at December 31, 2023.

Accounts Receivable

Trade accounts receivable and other receivables. The allowance for doubtful accounts for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for years ended December 31, 2023, 2022, and 2021. The Company recognizes revenue under ASC 606 and applies a constraint to the estimated variable consideration such that it is not probable that a significant reversal will occur. When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds. After applying the ASC 606 constraint, the Company assessed for credit losses and determined an incremental credit loss was not needed given the payors from whom such receivables are collectible and the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for doubtful accounts against accounts receivable for insurance and patient payors due to the average selling price calculations which incorporate these risks as net receivables are recorded.

Inventory

Inventory is recorded at the lower of cost or net realizable value, determined on a first-in, first-out basis. Inventory consists entirely of supplies, which are consumed when providing its test reports, and therefore, the Company does not maintain any finished goods inventory. The Company enters into inventory purchases commitments so that it can meet future delivery schedules based on forecasted demand for its tests.

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

The following is a roll-forward of the inventory reserve for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022

	(in thousands)
Beginning balance	$748	$988
Write-offs	(2,175)	(240)
Net additions to reserve	2,299	—
Ending balance	$872	$748

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $8.7 million and $5.9 million as of December 31, 2023 and 2022, respectively. Amortization expense for amounts previously capitalized for the years ended December 31, 2023, 2022, and 2021, was $2.4 million, $0.2 million, and $1.1 million, respectively.

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

Operating Lease Right-of-Use Assets

The Company determines if an arrangement is or contains a lease at inception and classify each lease as operating or financing. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments made during the lease term, net of any tenant improvement allowance. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of committed lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which includes significant assumptions made including the Company’s estimated credit rating, annual percentage yields from corporate debt financings of companies of similar size and credit rating over a loan term approximating the remaining term of each lease, and government bond yields for terms approximating the remaining term of each lease in countries where the leased assets are located. Certain leases include payments of operating expenses that are dependent on the landlord’s estimate, and these variable payments are therefore excluded from the lease payments used to determine the operating lease right-of-use asset and lease liability. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Operating lease right-of-use assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments.

	December 31,
	2023	2022

	(in thousands)
Beginning balance	$(16,362)	$(2,287)
Net unrealized gain (loss) on available-for-sale securities, net of tax and foreign currency translation adjustment	13,277	(14,075)
Ending balance	$(3,085)	$(16,362)

Revenue Recognition

The Company recognizes revenue under, ASC 606, using the following five step process:

●	Identification of a contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Revenue recognition when, or as, the performance obligations are satisfied

The Company uses the most likely amount method of estimating variable consideration. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable, and is primarily based on historical cash collections for tests delivered, as adjusted for current expectations. Current expectations of cash collections factor in changes in reimbursement rate trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage.  For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio approach to estimate variable consideration. The Company also applies a constraint to the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods.

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

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to clients using Constellation, the Company’s cloud software product clients, development and support services relating to our strategic partnership agreements, and other costs.

Research and Development

The Company records research and development costs in the period incurred. Research and development costs consist of personnel costs, including stock-based compensation expense, contract services, cost of materials utilized in performing tests, costs of clinical trials and allocated facilities and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $1.1 million, $1.8 million, and $2.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Product Shipment Costs

The Company expenses product shipment costs in cost of product revenues in the accompanying statements of operations. Shipping and handling costs for the years ended December 31, 2023, 2022, and 2021 were $42.2 million, $36.0 million, and $22.0 million, respectively.

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

Stock-Based Compensation

Stock-based compensation related to stock options, restricted stock units (“RSUs”), performance-based awards, market-based awards, and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”) granted to the Company’s employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. If awards have both a service condition and performance or market condition, then a graded attribution method is used to recognize expense. No compensation cost is recognized when the requisite service has not been met and the awards are therefore forfeited.

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

Stock option awards that include a service condition and a performance condition are considered expected to vest when the performance condition is probable of being met. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, we calculate the expected term based on the weighted average actual terms of stock option awards. Prior to January 1, 2023, the Company determined expected volatility using the historical volatility of the stock price of similar publicly traded peer companies, and beginning January 1, 2023, the Company utilized the historical volatility of its common stock over the expected term of the award. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

The Monte Carlo simulation model is used to estimate the fair value of market-based condition awards. The model requires the input of the Company's expected stock price volatility, the expected term of the awards, and a risk-free interest rate. See further discussion on the valuation assumptions used under Note 9.

The Company determines the fair value of RSUs based on the closing price of our stock price, which is listed on Nasdaq, at the date of the grant.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, excluding shares subject to repurchase and without consideration of potentially dilutive securities. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period. For purposes of this computation, outstanding common stock options, and restricted stock units are considered to be common share equivalents. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect, unless the consideration of any one of them gives a dilutive effect.

Fair Value

The Company discloses the fair value of financial instruments for financial assets and liabilities for which the value is practicable to estimate. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Related Party Transactions

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million, which represents 5.25% of MyOme on a fully diluted basis. The Company does not hold a seat on MyOme’s board of directors. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of December 31, 2023. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

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

In February 2024, the Company entered into a collaboration and commercialization agreement (the "Collaboration Agreement") with MyOme pursuant to which the parties will partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme's common stock at a strike price of $0.25 per share, which will vest upon a MyOme liquidity event (as defined in MyOme's certificate of incorporation). Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme's Series B Preferred Stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme.

Risk and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, and restricted cash, accounts receivable and investments. The Company limits its exposure to credit loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

For the years ended December 31, 2023, 2022, and 2021, there were no customers exceeding 10% of total revenues on an individual basis. As of December 31, 2023 and 2022, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For the years ended December 2023, 2022, and 2021, approximately 12.8%, 11.2%, and 5.1%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. For the years ended December 2023 and 2022, approximately 13.9% and 14.1%, respectively, of accounts receivable expected to be paid by Medicare on behalf of multiple customers.

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

In November 2023, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

In December 2023, ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, was issued, which requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

3.    Revenue Recognition

The Company recognizes revenues when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers.

Product Revenues

Product revenues are derived by performing genetic testing services and the Company’s performance obligation is complete when test results are delivered to a clinic or patient, who are considered the customer for such services as further discussed below.

Additionally, the Company enters into agreements with pharmaceutical companies to utilize the Company’s Signatera tests typically to study new cancer treatments or to validate the outcomes of clinical trials for which the pharmaceutical companies are identified as customers. Such arrangements generally involve performing whole exome sequencing (“WES”) services and the testing of patient samples to detect cancer mutations using its Signatera test. In addition to performing Signatera tests, these agreements typically include certain activities to fulfill the contract, such as customer data setup and management and ongoing reporting. Each test result is billable to customers upon delivery and the personalized cancer profile also makes each test distinct within the context of the contract as customers can exercise control over the test results upon delivery. Accordingly, the Company recognizes the test processing revenue as individual test results are delivered to customers.

For certain contracts with pharmaceutical companies where the Company is developing a companion diagnostic test in addition to performing regular testing services, revenue is primarily recognized proportionally as services are performed and/or tests are delivered.

A performance obligation represents a promise in a contract to transfer a distinct good or service to a customer, which represents a unit of accounting in accordance with ASC 606. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once the Company has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. A portion of the consideration should be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company evaluates its contracts with laboratory partners and patients and identifies the performance obligations in those contracts, which are the delivery of the test results.

The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable consideration related to disallowed cases, percent of patient responsibility collected, refunds and doubtful accounts, and is estimated using the most likely method. For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio of relevant historical data to estimate variable consideration and total collections for the Company’s products. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The consideration expected from laboratory partners usually includes a fixed amount, but it can be variable depending on the volume of tests performed, and the Company determines the variable consideration using the expected value approach. For laboratory partners and patients, the Company allocates the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

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

The Company generally bills an insurance carrier, a laboratory partner or a patient upon delivery of test results. The Company also bills patients directly for out-of-pocket costs involving co-pays and deductibles that they are responsible for. The Company generally collects approximately 90% of tests billed to insurance carriers, laboratory distribution partners, and directly to patients within 9 months with the remaining collections generally taking an additional 6 months. The Company may or may not get reimbursed for the full amount billed. Further, the Company may not get reimbursed at all for tests performed if such tests are not covered under the insurance carrier’s reimbursement policies or the Company is not a qualified provider to the insurance carrier, or if the tests were not previously authorized.

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within 9 months with the remaining collections generally taking an additional 6 months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the years ended December 31, 2023, 2022 and 2021, the Company increased revenue by a net of $5.3 million, $19.5 million and $12.5 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.05, $0.20 and $0.14, respectively.

Product revenue is constrained via refunds estimated to be paid to insurance carriers. Such refunds are recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the year ended December 31, 2023, 2022 and 2021, the reserves for refunds to insurance carriers were reduced and product revenue increased by $13.1 million, $5.8 million and $5.7 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.11, $0.06 and $0.06 for the year ended December 31, 2023, 2022 and 2021, respectively.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and IVD kits. The Company also recognizes revenues from its strategic collaboration agreements, such as those with BGI Genomics Co., Ltd. and Foundation Medicine, Inc. The Company recognizes licensing revenue through agreements with pharmaceutical companies in support of potential clinical trials managed by the pharmaceutical companies. Other revenues include data sales, patient referral services and royalties.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement (the “BGI Genomics Agreement”) with BGI Genomics to develop, manufacture, and commercialize NGS-based genetic testing assays for clinical and commercial use. The BGI Genomics Agreement has a term of ten years and expires in February 2029. Pursuant to the BGI Genomics Agreement, the Company licensed its intellectual property to and provided development services for BGI. Following completion of development services, the Company began providing assay interpretation services over the term of the agreement. Revenue associated with the development services performance obligation was recognized over time using the input method, based on costs incurred to perform the development services, since the level of costs incurred over time best reflect the transfer of development services. Revenue associated with the assay interpretation services will be recognized upon delivery of these services. Funds received in advance are recorded as deferred revenue and will be recognized as the related services are delivered.

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

According to the BGI Genomics Agreement, the Company is entitled to a total of $50.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. Due to uncertainties in achieving certain milestones, $6.0 million of the $50.0 million was constrained. A net of $44.0 million has been collected by the Company in cash, which includes $20.0 million in prepaid royalties.

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each of the NIPT and Oncology products, representing two separate performance obligations, to which $24.0 million of transaction consideration was allocated. Of this amount, $0.1 million, $8.0 million and $0.6 million were recognized in the years ended December 31, 2023, 2022 and 2021, respectively. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

As of December 31, 2023, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the year ended December 31, 2023, the Company recognized $1.5 million related to oncology assay interpretation services, of which $1.2 million was recognized against deferred royalties. The Company did not recognize revenue in 2022 and 2021. The Company currently has $18.8 million in deferred revenue as of December 31, 2023.

As required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments are for equipment and services to be received in future periods, which was assessed as a standalone transaction that did not reduce revenue, aggregated to $10.0 million and was originally recorded in long-term advances on the Company’s Consolidated Balance Sheet and will be periodically assessed for impairment. During the year ended December 31, 2023, $5.1 million in equipment and services was received, which brought the remaining advanced payments to $4.9 million, with $3.1 million recorded in prepaid expenses and other current assets and $1.8 million recorded in other assets.

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

The Company is entitled to a total of $32.0 million, comprised of upfront technology license fees, prepaid royalties relating to future sales of licensed products and performance of assay interpretation services, and milestone payments. $7.7 million is constrained due to uncertainties in achieving certain milestones. A net of $24.3 million has been collected by the Company in cash, which includes $5.0 million of prepaid royalties.

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to Foundation Medicine apart from the related development services. Therefore, license and related development services, for Oncology products, represent a single performance obligation, to which $19.3 million of transaction consideration was allocated. Of this amount, $0.2 million, $3.5 million, and $8.0 million were recognized in the years ended December 31, 2023, 2022 and 2021, respectively. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

Royalties related to assay interpretation services represent separate performance obligations for Oncology products, to which $5.0 million of transaction consideration was allocated and prepaid by Foundation Medicine. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $1.0 million, $0.4 million and $0.4 million, respectively, related to oncology assay interpretation services. The Company currently has $3.2 million in deferred revenue as of December 31, 2023.

Disaggregation of Revenues

The following table shows disaggregation of revenues by payer types:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Insurance carriers	$954,155	$690,754	$492,563
Laboratory partners	98,891	94,910	100,019
Patients	29,525	34,558	32,904
Total revenues	$1,082,571	$820,222	$625,486

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
United States	$1,047,636	$785,849	$590,872
Americas, excluding U.S.	4,908	3,705	4,047
Europe, Middle East, India, Africa	22,811	16,640	20,429
Asia Pacific and Other	7,216	14,028	10,138
Total	$1,082,571	$820,222	$625,486

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	December 31,	December 31,
	2023	2022

	(in thousands)
Assets:
Accounts receivable	$278,289	$244,385
Liabilities:
Deferred revenue, current portion	$16,612	$10,777
Deferred revenue, long-term portion	19,128	20,001
Total deferred revenues	$35,740	$30,778

The following table shows the changes in the balance of deferred revenues during the period:

	Balance at	Balance at
	December 31,	December 31,
	2023	2022

	(in thousands)
Beginning balance	$30,778	$28,722
Increase in deferred revenues	35,573	28,978
Reclasses from deferred revenues to other short-term liabilities	(522)	(337)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(10,564)	(8,782)
Revenue recognized from performance obligations satisfied within the same period	(19,525)	(17,803)
Ending balance	$35,740	$30,778

During the year ended December 31, 2023, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $10.6 million with approximately $1.3 million related to BGI Genomics and Foundation Medicine, and the remaining $9.3 million related to genetic testing services. During the year ended December 31, 2023, $19.5 million was recognized as deferred revenue and later earned as revenue in the same period with approximately $1.2 million related to BGI Genomics and Foundation Medicine, and the remaining $18.3 million related to genetic testing services. The current portion of deferred revenue includes $13.7 million from genetic testing services, $1.7 million from Foundation Medicine and $1.2 million from the BGI Genomics agreement. The non-current portion of deferred revenue includes $17.6 million from the BGI Genomics agreement and $1.5 million from Foundation Medicine.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	December 31, 2023				December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	642,095	—	—	642,095	466,091	—	—	466,091
U.S. Treasury securities	200,418	—	—	200,418	346,057	—	—	346,057
Corporate bonds and notes	—	—	—	—	—	23,529	—	23,529
Municipal securities	—	36,464	—	36,464	—	62,715	—	62,715
Total financial assets	$842,513	$36,464	$—	$878,977	$812,148	$86,244	$—	$898,392

(1)	Cash equivalents includes money market deposits, liquid demand deposits, and other liquid investments with original maturity dates less than three months.

Fair Value of Short-Term and Long-Term Debt:

As of December 31, 2023, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line, which are not presented at fair value on the Consolidated Balance Sheets for both December 31, 2023 and 2022, was $80.4 million, and was based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%.

As of December 31, 2023, the estimated fair value of the Convertible Notes, which are not presented at fair value on the Consolidated Balance Sheets as of December 31, 2023 and 2022, was $491.8 million and $358.4 million, respectively, was based upon observable Level 2 inputs, including pricing information from recent trades of the Convertible Notes. See Note 10, Debt, for additional details.

5.    Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	642,095	—	—	642,095	466,091	—	—	466,091
U.S. Treasury securities (1)	201,522	14	(1,118)	200,418	358,385	—	(12,328)	346,057
Corporate bonds and notes (1)	—	—	—	—	24,045	—	(516)	23,529
Municipal securities (1)	38,091	—	(1,627)	36,464	65,973	1	(3,259)	62,715
Total	$881,708	$14	$(2,745)	$878,977	$914,494	$1	$(16,103)	$898,392

Classified as:
Cash, cash equivalents and restricted cash (2)				$642,095				$466,091
Short-term investments				236,882				432,301
Total				$878,977				$898,392

(1) Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.

(2)	Cash equivalents includes liquid demand deposits, money market funds, and other liquid investments having an original maturity of less than three months.

The Company invests in U.S. Treasuries, U.S. agency and high quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded there is currently no other than temporary impairment of its investments and will continue to recognize unrealized gains and losses in other comprehensive income (loss). The Company did not sell any investments in the year ending December 31, 2023. $248.5 million of investments were sold in the year ended December 31, 2022 resulting in a gross realized losses upon sales of investments of $0.9 million. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of December 31, 2023, the Company had 19 investments in an unrealized loss position in its portfolio. Gross unrealized losses were not material as of December 31, 2023. As of December 31, 2022, gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuers. Accordingly, the Company did not record a credit loss reserve as of December 31, 2022.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of December 31, 2023, aggregated by major security type and length of time in a continuous loss position. There were no debt securities available-for-sale in an unrealized loss position for less than 12 months as of December 31, 2023.

	Total
	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury securities	$78,908	$(1,118)
Corporate bonds and notes	—	—
Municipal securities	36,464	(1,627)
Total	$115,372	$(2,745)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$216,548	$215,095
Greater than one year but less than five years	23,065	21,787
Total	$239,613	$236,882

6.    Balance Sheet Components

Allowance for Doubtful Accounts

The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021

	(in thousands)
Beginning balance	$3,830	$2,429	$4,220
Provision for doubtful accounts	2,645	1,770	(156)
Write-offs	6	(369)	(1,635)
Total	$6,481	$3,830	$2,429

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2023	2022

		(in thousands)
Machinery and equipment	3-5 years	$85,626	$66,262
Computer equipment	3 years	1,850	1,308
Purchased and capitalized software held for internal use	3 years	11,636	5,464
Leasehold improvements	Lesser of useful life or lease term	38,999	29,747
Construction-in-process		29,392	25,370
		167,503	128,151
Less: Accumulated depreciation and amortization		(56,293)	(35,698)
Total Property and Equipment, net		$111,210	$92,453

The Company’s property and equipment are mostly located in the United States.

During the years ended December 31, 2023, 2022, and 2021, depreciation expense of $22.7 million, $16.7 million, $11.3 million was recorded, respectively. The Company did not incur any material impairment charges during the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, 2022, and 2021, the Company’s consolidated balance sheets included $5.5 million, $4.7 million, and $3.5 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s consolidated balance sheets. These balances primarily consist of capitalized implementation costs related to the enterprise resource planning system which the Company implemented in 2022. Accumulated amortization associated with these assets was $2.5 million, $0.9 million, and $1.5 million as of December 31, 2023, 2022, and 2021, respectively. The net book value of these capitalized cloud-based implementation was $3.0 million, $3.8 million, and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Accrued paid time off	$3,121	$2,930
Accrued commissions	10,522	11,821
Accrued bonuses	24,651	20,426
Other accrued compensation	7,563	8,833
Total accrued compensation	$45,857	$44,010

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Reserves for refunds to insurance carriers	$23,245	$18,948
Accrued charges for third-party testing	14,823	17,036
Testing and laboratory materials from suppliers	11,229	13,281
Marketing and corporate affairs	10,085	8,943
Legal, audit and consulting fees	43,897	36,710
Accrued shipping charges	3,646	485
Sales and income tax payable	3,731	4,319
Accrued third-party service fees	7,111	6,631
Clinical trials and studies	12,126	23,301
Operating lease liabilities, current portion	11,621	7,639
Property and equipment purchases	4,316	1,821
Other accrued interest	1,078	1,078
Other accrued expenses	2,497	4,022
Total other accrued liabilities	$149,405	$144,214

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

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

	(in thousands)
Beginning balance	$18,948	$17,210
Additional reserves	14,974	23,717
Refunds to carriers	(1,583)	(1,800)
Reserves released to revenue	(9,094)	(20,179)
Ending balance	$23,245	$18,948

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

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises are used for general office, laboratory and research use. The annual lease payment starts at $0.9 million and increases annually commencing in December 2021. In December 2022, the Company exercised the renewal option of the South San Francisco lease agreement. In January 2023, the Company entered in an amendment to extend the lease term of the South San Francisco premises by three years, through November 2026.

The Company entered into a lease agreement in September 2023 to lease 16,319 square feet of space located in Pleasanton, California over a 60-month term. The premises will be used for laboratory and research use and commenced in December 2023. The annual lease payment starts at $0.5 million and increases annually.

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

For the year ended December 31, 2023, the Company recorded noncash activities of $2.1 million primarily related to additional right-of-use assets primarily as a result of the Pleasanton, California lease. For the year ended December 31, 2022, the Company recorded noncash activities of $22.1 million primarily related to additional right-of-use assets of which $20.1 million was a result of the first and second Austin expansion premises.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions for the years ending December 31, 2023 and 2022 as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$11,621	$7,639
Operating lease liabilities, long-term portion	67,025	76,577
Total operating lease liabilities	$78,646	$84,216

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of December 31, 2023, the weighted-average remaining lease term was 6.69 years and the weighted-average discount rate was 6.8%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Total lease expense recognized in the statements of operations and comprehensive loss were $14.5 million, $13.8 million, and $10.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $12.4 million, $9.4 million, and $10.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of December 31, 2023 is as follows:

Operating Leases
(in thousands)
Year ending December 31:
2024	$16,554
2025	16,899
2026	17,263
2027	14,223
2028	6,590
2029 and thereafter	27,924
Total future minimum lease payments	99,453
Less: imputed interest	(20,807)
Operating lease liabilities	$78,646

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

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  During the periods presented, the Company does not believe there are such matters that will have a material effect on its financial condition.

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleged, in suits filed in January 2020 and May 2022, infringement by CareDx of certain of the Company’s patents, seeking unspecified damages and injunctive relief. In January 2024, after trial, the jury returned a verdict in favor of the Company, finding both asserted patents valid and one patent infringed by CareDx. The jury awarded damages to the Company for lost profits and past royalties totaling $96.3 million.

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae Corp. (“Invitae”) as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. Following a jury trial in May 2023 and a bench trial in June 2023, all three asserted patents were found to be valid and infringed by ArcherDX and Invitae, and the jury awarded damages totaling $19.35 million to the Company. In November 2023, the Court granted in part the Company’s motion for a permanent injunction against the PCM test, which the defendants have appealed. In February 2024, Invitae and ArcherDX filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of New Jersey, resulting in an automatic bankruptcy stay in the case.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents and seeking monetary damages and injunctive relief. In January 2024, after trial, the jury returned a verdict of non-willful infringement by the Company and found damages of $57 million. The Company intends to appeal certain of the rulings. In addition, various parties, including the Company, have filed petitions challenging the validity of the asserted patents with the United States Patent and Trademark Office, all of which were instituted for review, and some of which were decided in favor of upholding the challenged claims. The petitions filed by the Company and certain others remain pending.

In October 2020, the Company filed suit against Genosity Inc. (“Genosity”), in the United States District Court for the District of Delaware, alleging that various Genosity products infringe one of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The case has been stayed pending the entry of a final judgment in the ArcherDX Case, in which the subject patent is also asserted. In February 2024, Genosity filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of New Jersey.

The Company filed suits against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware in January 2021 and December 2022, alleging that certain of Inivata’s oncology products infringe certain of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The two suits have been consolidated. Inivata has filed a motion to dismiss the Company’s complaint with respect to one patent, which motion is currently pending before the Court. Trial is currently set for October 2025.

The Company is the subject of lawsuits filed against it by Invitae in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. The parties have filed cross-motions for summary judgment, which motions are currently pending before the Court. In February 2024, subsequent to Invitae’s voluntary Chapter 11 petition described above, the Court granted Invitae’s request to suspend the trial. A status conference is currently set for March 2024.

In July 2023, the Company filed suit against NeoGenomics Laboratories, Inc. (“NeoGenomics”) in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of certain Natera patents by NeoGenomics’ commercialization of the RaDaR test. The complaint seeks monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024.  NeoGenomics filed a motion to modify and stay the injunction, which was denied by the District Court and will be heard on appeal by the Federal Circuit Court of Appeals in March 2024.  NeoGenomics has also filed a petition challenging the validity of one of the asserted patents with the United States Patent and Trademark Office.

Other Litigation Matters.

CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. The Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that the Company was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. In July 2023, the Court granted in part the Company’s motion for judgment as a matter of law requesting that the Court set aside the portions of the jury verdict adverse to the Company, ruling that CareDx is not entitled to any damages. The jury verdict of false advertising by CareDx remains in place. Both parties have filed notices of appeal.

In May 2021, Guardant. Inc. (“Guardant”) filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. Trial is currently anticipated to be scheduled for 2024.

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. In May 2023, the Court granted the Company’s motion to dismiss the lawsuit, and the case was dismissed without prejudice. In July 2023, the plaintiff filed analogous claims in the Superior Court of California, County of San Mateo, and subsequently filed an amended claim with an additional plaintiff. Based on the additional plaintiff, the case was transferred back to the United States District Court for the Northern District of California.

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

In each of October 2023 and January 2024, shareholder derivative complaints were filed in the United States District Court for the Western District of Texas and the United States District Court for the District of Delaware, respectively, against the Company as nominal defendant and certain of the Company’s management. Each complaint alleges, among other things, that the management defendants made materially false or misleading statements, and/or omitted material information that was required to be disclosed, about certain of the Company’s products and operations. Each complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs.

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

Contractual Commitments

The following table sets forth the material unconditional purchase obligations and contractual commitments as of December 31, 2023 with a remaining term of at least one year:

Party	Total Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$9,400	December 2024
Material suppliers	20,709	March 2028
Application service providers	12,571	March 2026
Cloud platform service provider	40,000	December 2028
Other material suppliers	11,853	Various
Total	$94,533

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

Restricted Shares and Stock Units.  Restricted shares and stock units (collectively “RSUs”) may be awarded under the 2015 Plan in return for any lawful consideration, and participants who receive RSUs generally are not required to pay cash for their awards. These awards may be subject to vesting. Vesting may be based on length of service, the attainment of performance-based milestones or a combination of both, as determined by the compensation committee. Further, RSUs may be granted and immediately vested in lieu of certain obligations.

The Company also periodically awards phantom stock units, under a separate incentive arrangement, to certain international personnel, which are settled in cash upon vesting and accounted for as liability-based awards with no impact to the shares available for grant.

Employee Stock Purchase Plan

General.    The Company’s 2015 Employee Stock Purchase Plan (the “ESPP”), was adopted by its board of directors in June 2015 and its stockholders approved it in June 2015. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code.

Share Reserve.     The Company has 3,772,225 shares available for issuance under the Plan as of December 31, 2023, a number that is automatically increased on the first business day of each fiscal year of the Company during the term of the ESPP by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to the ESPP), or (iii) a number of shares of common stock determined by the Company’s board of directors. The number of shares reserved under the 2015 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

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

Stock Options and Restricted Stock Units

The following table summarizes option and RSU activity during the year ended December 31, 2023:

	Outstanding Options
				Weighted-
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Life	Value
(in thousands, except for contractual life and exercise price)				(in years)
Balance at December 31, 2022	3,263	5,300	$21.11	4.84	$131,385
Additional shares authorized	3,500	—	$—
Options granted	(499)	499	$44.27
Options exercised	—	(298)	$13.09
RSUs granted	(6,096)
RSUs forfeited/cancelled	934
Balance at December 31, 2023	1,102	5,501	$23.65	4.36	$231,133
Exercisable at December 31, 2023		4,509	$13.97	3.49	$221,758
Vested and expected to vest at December 31, 2023		5,435	$23.12	4.31	$230,521

The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 were $14.7 million, $26.9 million, and $97.0 million, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022, and 2021 were $27.31, $34.00, and $48.97 per share, respectively.

The total fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 were $57.5 million, $49.0 million, and $46.0 million, respectively.

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

The Company has recognized $54.2 million in stock-based compensation for performance-based awards for the year ended December 31, 2023 compared to $48.2 million for the year ended December 31, 2022. Performance-based awards with market conditions and a fair value estimated using a Monte Carlo simulation model were granted in the year ended December 31, 2021, with no such awards granted in the years ended December 31, 2023 and 2022. The following inputs were used to estimate the fair value of performance-based awards granted with market conditions using a Monte Carlo simulation model:

	December 31,	December 31,	December 31,
	2023	2022	2021
Risk-free interest rate	—%	—%	0.80%	—	1.52%
Expected dividend yield	—%	—%			—%
Expected volatility	—%	—%			60%
Expected term (years)	—	—	7.25	—	10.00

Restricted Stock Units

The following table summarizes unvested RSU for the year ended December 31, 2023:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance at December 31, 2022	6,836	$57.12
Granted	6,096	$44.90
Vested	(2,750)	$57.74
Cancelled/Forfeited	(934)	$49.54
Balance at December 31, 2023	9,248	$49.50

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recorded for equity classified awards in the statement of operations and comprehensive loss:

	Year ended December 31,
	2023			2022			2021
	Employee	Non-Employee	Total	Employee	Non-Employee	Total	Employee	Non-Employee	Total

	(in thousands)
Cost of revenues	$11,665	$87	$11,752	$7,905	$—	$7,905	$4,811	$—	$4,811
Research and development	63,445	2,881	66,326	44,655	1,890	46,545	24,507	1,361	25,868
Selling, general and administrative	112,236	1,494	113,730	97,379	555	97,934	84,368	172	84,540
Total	$187,346	$4,462	$191,808	$149,939	$2,445	$152,384	$113,686	$1,533	$115,219

Additionally, the stock-based compensation expense for liability classified awards for the years ended December 31, 2023, 2022, and 2021 was $0.8 million, $0.6 million, and $0.4 million, respectively. As of December 31, 2023, approximately $331.5 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 2.4 years.

Valuation of Stock Option Grants

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. The following valuation assumptions were applied to options.

	Year ended December 31,
	2023			2022			2021
Expected term (years)	5.20	—	6.11	5.12	—	10.00	5.11	—	10.00
Expected volatility	67.75%	—	70.07%	55.91%	—	62.30%	55.33%	—	63.30%
Expected dividend rate			—%			—%			—%
Risk-free interest rate	3.41%	—	4.80%	1.62%	—	4.16%	0.81%	—	1.67%

As of December 31, 2023, there were no options outstanding held by non-employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

10.    Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. The interest rate as of December 31, 2023 was 5.84%. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral which is classified as short-term investments in the consolidated balance sheet. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of December 31, 2023, the Company has drawn down a total of $80.0 million and there is $20.0 million remaining and available on the Credit Line.

For the years ended December 31, 2023, 2022, and 2021, the Company recorded interest expense of $4.9 million, $1.6 million, and $0.6 million, respectively. Interest payments totaling $4.9 million, $1.6 million, and $0.6 million had been made on the Credit Line during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, and the total principal amount outstanding including accrued interest was $80.4 million.

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

The Company received net proceeds from the Convertible Notes of $278.3 million, after deducting the initial purchasers’ discounts and debt issuance costs. The Company used approximately $79.2 million of the net proceeds from the Convertible Notes offering to repay its obligations under the 2017 Term Loan with OrbiMed in 2020.

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

The first circumstance has been met as of December 31, 2023. However, there were no conversions for the period ending December 31, 2023.

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

Upon adoption of ASU 2020-06, the Company reallocated all of the debt discount to long-term debt financing. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balance is summarized in the following table:

	December 31,
	2023	2022

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and debt issuance cost	(4,555)	(5,847)
Net carrying amount	$282,945	$281,653

The following table presents total interest expense recognized related to the Convertible Notes during the years as follows:

	December 31,
	2023	2022	2021

	(in thousands)
Cash interest expense
Contractual interest expense	$6,469	$6,469	$6,469
Non-cash interest expense
Amortization of debt discount and debt issuance cost	1,292	1,259	1,227
Total interest expense	$7,761	$7,728	$7,696

11.     Stockholders’ Equity

As of December 31, 2023, the Company had 50,000,000 authorized shares of its preferred stock, of which no shares were issued and outstanding; and 750,000,000 authorized shares of its common stock, at $0.0001 par value, and there were approximately 119,581,000 shares of common stock issued and outstanding.

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

On September 10, 2021, the Company entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development primarily in exchange for an equity consideration payment. The total upfront acquisition consideration amounts to $35.6 million composed of the issuance of 276,346 shares of the Company's common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset. In November 2022, the remaining consideration was modified, resulting in a $10.0 million milestone payment primarily made in the form of the Company’s common stock in December 2022 and a remaining $15.0 million milestone payment made in March 2023 primarily in the Company’s common stock.

In July 2021, the Company completed an underwritten equity offering and sold 5,175,000 shares of its common stock at a price of $113 per share to the public. Before offering expenses of $0.4 million, the Company received proceeds of $551.2 million net of the underwriting discount.

12.    Income Taxes

The Company's effective tax rates for the years ended December 31, 2023, 2022, and 2021 differ from the U.S. federal statutory rate as follows:

	December 31,
	2023		2022		2021

	(in thousands, except percentages)
U.S. federal taxes (benefit) at statutory rate	$(91,251)	21.00%	$(114,832)	21.00%	$(98,931)	21.00%
State tax expense	(13,492)	3.10%	(21,676)	3.96%	(29,206)	6.20%
Research and development credits	(10,837)	2.49%	(7,024)	1.28%	(9,193)	1.95%
Stock-based compensation	(6,422)	1.48%	3,949	(0.72)%	(46,128)	9.79%
Foreign tax	(106)	0.02%	332	(0.06)%	167	(0.04)%
Nondeductible officers' compensation	8,651	(1.99)%	4,883	(0.89)%	24,387	(5.18)%
Acquisition costs	563	(0.13)%	3,226	(0.59)%	8,901	(1.89)%
Other	(3,397)	0.79%	1,964	(0.36)%	344	(0.05)%
Change in valuation allowance	116,562	(26.82)%	130,156	(23.80)%	150,277	(31.90)%
Provision for income taxes	$271	(0.06)%	$978	(0.18)%	$618	(0.13)%

During the years ended December 31, 2023, 2022, and 2021, the Company recorded total income tax expense of $0.3 million, $1.0 million and $0.6 million, respectively.

The total provision for income taxes includes foreign withholding and state income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets are as follows:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$399,287	$358,109
Research and development tax credit carryforwards	67,035	52,319
Capitalized research costs	95,923	59,128
Reserves and accruals	34,898	22,781
Lease Liabilities	19,339	21,000
Stock-based compensation	29,005	23,814
Other	9,449	9,162
Total deferred tax assets before valuation allowance	654,936	546,313
Less: valuation allowance	(639,510)	(526,235)
Total deferred tax assets after valuation allowance	15,426	20,078
Deferred tax liabilities:
Fixed Assets	(1,524)	(1,219)
Right-of-use lease assets	(13,902)	(18,859)
Total deferred tax liabilities	(15,426)	(20,078)
Net deferred tax assets	$—	$—

The Company established a full valuation allowance against its net deferred tax assets in 2023 and 2022 due to the uncertainty surrounding realization of these assets. The valuation allowance increased to $639.5 million as of 2023 from $526.2 million as of 2022 due to current year losses and credits claimed.

As of December 31, 2023, the Company had federal, state, and foreign net operating loss (“NOLs”) carryforwards of approximately $1.6 billion, $1.1 billion, and $3.8 million, respectively, which begin to expire in 2027, 2024, and 2027, respectively, if not utilized. Approximately $1.3 billion of federal net operating loss included above can be carried forward indefinitely.

The Company also had federal research and development credit carryforwards of approximately $64.3 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $36.7 million, which begin to expire in 2031. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2023	2022	2021

	(in thousands)
Balance at beginning of year	$23,844	$17,514	$11,500
Additions based on tax positions related to the current year	7,034	6,301	6,017
Additions (reductions) for tax positions of prior years	34	29	(3)
Balance at end of year	$30,912	$23,844	$17,514

During the years ended December 31, 2023, 2022, and 2021, the amount of unrecognized tax benefits increased $7.1 million, $6.3 million, and $6.0 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2023, 2022, and 2021, the total amount of unrecognized tax benefits was $30.9 million, $23.8 million, and $17.5 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company is subject to U.S. federal, state, and foreign income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all prior tax years since incorporation. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2023.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense.  As of December 31, 2023, there were no accrued interest and penalties related to uncertain tax positions.

In 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax. These rules broadly call for the taxation of large multinational corporations at a minimum rate of 15%. We continue to evaluate the enacted and pending legislation to implement these rules in the non-U.S. tax jurisdictions we operate in but do not currently believe the impact to be material.

13.     Net Loss per Share

The Convertible Notes are convertible by the holders as of December 31, 2023. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the value of the shares issued to settle the Convertible Notes would exceed the Convertible Note principal by $118.5 million based on the closing price of the Company’s common stock as of December 31, 2023. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes have been excluded from the calculation of diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table shows the potentially dilutive common stock equivalents that were excluded from the computations of diluted net loss per share as their effect would be anti-dilutive, as of December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021

	(in thousands)
Options to purchase common stock	5,501	5,300	5,898
Performance-based awards and restricted stock units	9,248	6,836	3,988
Employee stock purchase plan	88	90	33
Convertible Note	7,411	7,411	7,411
Earnouts for development with acquired Canadian entity	—	361	353
	22,248	19,998	17,683

14. Subsequent Events

In January 2024, the Company acquired from Invitae Corp. certain assets relating to Invitae’s non-invasive prenatal screening and carrier screening business. The Company has made an upfront payment in the amount of $10 million to Invitae. In addition, the transaction includes $42.5 million in potential milestone payments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To the Stockholders and the Board of Directors of Natera, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Natera, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natera, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

February 28, 2024

ITEM 9B.	OTHER INFORMATION

On December 8, 2023, Steve Chapman, our chief executive officer, terminated a trading arrangement for the sale of the Company’s common stock. Such trading arrangement was not intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c), but complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in December 2022. Such trading arrangement provided for the potential sale of approximately 1,029,696 shares between February 27, 2023 and December 31, 2024.

On December 11, 2023, Mr. Chapman adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (the “Chapman Trading Plan”). The Chapman Trading Plan provides for the potential sale of up to 876,564 shares of common stock pursuant to the terms of the plan between March 15, 2024 and December 8, 2025, with the majority of the potential sales scheduled for calendar year 2025. The actual number of shares of common stock sold under the Chapman Trading Plan will be less than the amount stated above due to tax and exercise price payment obligations, which amounts are not yet determinable. A significant portion of the shares subject to the plan would not be sold unless the Company achieves a share price target of $108.7, representing a 73% increase thereto as of December 31, 2023, or the Company achieves a specified performance target.

Also on December 11, 2023, Mr. Chapman adopted a separate trading arrangement for the sale of securities of the Company’s common stock held by the Chapman Family Trust that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (the “Chapman Family Trading Plan”). The Chapman Family Trading Plan provides for the potential sale of up to 50,910 shares of common stock pursuant to the terms of the plan between March 15, 2024 and March 15, 2026.

On December 12, 2023, Jonathan Sheena, our co-founder and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the sale of 88,400 shares of common stock pursuant to the terms of the plan between April 3, 2024 and April 3, 2025.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders (the “Proxy Statement”), which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements (included in Part II of this report):
●	Report of Independent Registered Public Accounting Firm
●	Balance Sheets
●	Statement of Operations
●	Statement of Stockholders’ Equity
●	Statement of Cash Flows
●	Notes to Financial Statements
(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(b)	The following exhibits are filed with or incorporated by reference as part of this Annual Report on Form 10-K:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37478	3.1	07/09/2015
3.2	Amended and Restated Bylaws of Registrant, effective as of November 3, 2021	10-Q	001-37478	3.1	11/05/2021
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	06/22/2015
4.2	Amended and Restated Investors' Rights Agreement, dated November 20, 2014.	S-1	333-204622	4.2	06/01/2015
4.3	Description of Common Stock	10-K	001-37478	4.3	02/26/2021
4.4	Indenture (including form of Note) with respect to the Company’s 2.25% Convertible Senior Notes due 2027, dated as of April 16, 2020, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-37478	4.1	04/16/2020
10.1.1	UBS Credit Line Agreement, dated September 23, 2015, as amended.	10-Q	001-37478	10.2	11/13/2015
10.1.2	Amendment to UBS Credit Line Agreement, dated July 5, 2017.	10-Q	001-37478	10.1	08/09/2017
10.2.1*	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended (conformed copy).	S-1/A	333-204622	10.13	06/30/2015
10.2.2*	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/11/2016
10.2.3*	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.2	08/11/2016
10.2.4*	Fourth Amendment to Supply Agreement, dated January 3, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.8	03/15/2019
10.2.5**	Fifth Amendment to Supply Agreement, dated December 18, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.5.5	03/02/2020
10.2.6**	Sixth Amendment to Supply Agreement, dated May 8, 2020, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/07/2020
10.2.7**	Seventh Amendment to Supply Agreement, dated October 7, 2021, by and between the Registrant and Illumina, Inc.	10-Q	001-37478	10.1	11/05/2021
10.2.8**	Eighth Amendment to Supply Agreement, dated December 31, 2023, by and between the Registrant and Illumina, Inc.					X

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3.1*	Application Service Provider Agreement, dated September 19, 2014, by and between Registrant and DNAnexus, Inc., as amended	10-K	001-37478	10.11	03/16/2017
10.3.2*	Third Amendment to Application Service Provider Agreement, dated January 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.1	11/09/2018
10.3.3*	Fourth Amendment to Application Service Provider Agreement, dated July 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/09/2018
10.3.4*	Fifth Amendment to Application Service Provider Agreement, dated October 18, 2019, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/08/2019
10.4*	License, Development and Distribution Agreement, dated as of March 9, 2018, by and between Registrant and QIAGEN LLC	10-Q/A	001-37478	10.1	02/06/2019
10.5.1	Lease, dated October 26, 2015, by and between Registrant and BMR-201 Industrial Road LP.	10-K	001-37478	10.23	03/24/2016
10.5.2	First Amendment to Lease, dated October 6, 2016, by and between Registrant and BMR-201 Industrial Road LP.	10-Q	001-37478	10.1	11/14/2016
10.6.1	Lease Agreement dated September 24, 2015, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.	10-Q	001-37478	10.1	11/09/2022
10.6.2	First Amendment to Lease Agreement dated January 26, 2016, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.	10-Q	001-37478	10.2	11/09/2022
10.6.3	Second Amendment to Lease Agreement dated March 10, 2021, by and between NSTX, Inc. and KCP Parmer 3.2 Fee Owner, LLC.	10-Q	001-37478	10.3	11/09/2022
10.6.4	Third Amendment to Lease Agreement dated December 29, 2021, by and between NSTX, Inc. and 13011 McCallen Pass, LLC.	10-Q	001-37478	10.4	11/09/2022	.
10.7***	2007 Stock Plan and form of agreements thereunder.	S-1	333-204622	10.1	06/01/2015
10.8***	2015 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-37478	10.2	03/24/2016
10.9***	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	06/25/2015
10.10	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	10-K	001-37478	10.4	03/16/2017
10.11.1***	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.2	05/10/2019

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11.2***	Amended and Restated Compensation Program for Non-Employee Directors.	8-K	001-37478	10.1	03/14/2022
10.11.3***	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.1	05/10/2023
10.11.4***	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.2	08/04/2023
10.12***	Natera, Inc. Management Cash Incentive Plan.	10-Q	001-37478	10.3	11/13/2015
10.13.1***	Amended Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated June 7, 2007.	S-1/A	333-204622	10.15	06/25/2015
10.13.2***	Amendment to Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated May 9, 2021.	8-K	001-37478	10.2	05/10/2021
10.13.3***	Second Amendment to Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated April 19, 2023.	10-Q	001-37478	10.1	08/04/2023
10.14***	Amended Employment Agreement, by and between Registrant and Jonathan Sheena, dated June 7, 2007.	S-1/A	333-204622	10.16	06/25/2015
10.15.1***	Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated January 2, 2019.	10-Q	001-37478	10.1	05/10/2019
10.15.2***	Amendment No. 1 to Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated May 4, 2022	10-Q	001-37478	10.1	05/06/2022
10.16***	Amended Employment Agreement, by and between Registrant and Daniel Rabinowitz, dated June 7, 2007.	10-Q	001-37478	10.1	08/05/2022
21.1	List of Subsidiaries of the Registrant.	10-K	001-37478	21.1	03/16/2017
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1***	Natera, Inc. Policy for the Recovery of Erroneously Awarded Compensation.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 28th day of February 2024.

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

Signature	Title	Date
/s/ Steve Chapman Steve Chapman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2024

/s/ Michael Brophy Michael Brophy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024

/s/ Matthew Rabinowitz Matthew Rabinowitz	Executive Chairman	February 28, 2024

/s/ Jonathan Sheena Jonathan Sheena	Founder and Director	February 28, 2024

/s/ Roy Baynes Roy Baynes	Director	February 28, 2024

/s/ Roelof F. Botha Roelof F. Botha	Director	February 28, 2024

/s/ Rowan Chapman Rowan Chapman	Director	February 28, 2024

/s/ James I. Healy James I. Healy	Director	February 28, 2024

/s/ Gail Marcus Gail Marcus	Director	February 28, 2024

/s/ Herm Rosenman Herm Rosenman	Director	February 28, 2024

/s/ Ruth Williams-Brinkley Ruth Williams-Brinkley	Director	February 28, 2024