Form 10-Q
period 2024-03-31
Natera, Inc.
filed 2024-05-10
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 122,802,694.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding revenue, expenses and other operating results;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama, Horizon, and Signatera;
●	our ability to increase demand and reimbursement for our tests;
●	our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities, expand our product offerings to include new tests, and expand adoption of our current and future technologies through Constellation, our cloud-based distribution model;
●	our efforts to successfully develop and commercialize, or enhance, our products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies, including a recently enacted rule from the FDA that would classify our tests as medical devices, and to successfully operate our business in response to changes in such requirements, programs and policies;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of our current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;

●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027, or the Convertible Notes, in the aggregate principal amount of $287.5 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results, including our revenue recognition assumptions and estimates; and
●	anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those discussed in Part II, Item 1A, “Risk Factors” in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$813,817	$642,095
Short-term investments	69,121	236,882
Accounts receivable, net of allowance of $7,252 and $6,481 at March 31, 2024 and December 31, 2023, respectively	288,748	278,289
Inventory	43,024	40,759
Prepaid expenses and other current assets, net	46,734	60,524
Total current assets	1,261,444	1,258,549
Property and equipment, net	125,791	111,210
Operating lease right-of-use assets	54,553	56,537
Other assets	26,417	15,403
Total assets	$1,468,205	$1,441,699
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,038	$14,998
Accrued compensation	39,577	45,857
Other accrued liabilities	142,228	149,405
Deferred revenue, current portion	17,705	16,612
Short-term debt financing	80,401	80,402
Total current liabilities	305,949	307,274
Long-term debt financing	283,273	282,945
Deferred revenue, long-term portion and other liabilities	20,712	19,128
Operating lease liabilities, long-term portion	64,160	67,025
Total liabilities	674,094	676,372

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2024 and December 31, 2023; 122,234 and 119,581 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	3,241,326	3,145,837
Accumulated deficit	(2,445,035)	(2,377,436)
Accumulated other comprehensive loss	(2,192)	(3,085)
Total stockholders’ equity	794,111	765,327
Total liabilities and stockholders’ equity	$1,468,205	$1,441,699

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023

Revenues
Product revenues	$364,672	$237,797
Licensing and other revenues	3,069	3,959
Total revenues	367,741	241,756
Cost and expenses
Cost of product revenues	158,833	147,754
Cost of licensing and other revenues	307	370
Research and development	88,637	82,306
Selling, general and administrative	194,278	149,627
Total cost and expenses	442,055	380,057
Loss from operations	(74,314)	(138,301)
Interest expense	(3,124)	(3,061)
Interest and other income, net	10,267	4,585
Loss before income taxes	(67,171)	(136,777)
Income tax expense	(428)	(160)
Net loss	$(67,599)	$(136,937)
Unrealized gain on available-for-sale securities, net of tax	893	4,564
Comprehensive loss	$(66,706)	$(132,373)

Net loss per share (Note 12):
Basic and diluted	$(0.56)	$(1.23)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	120,814	111,767

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	111,255	$11	$2,664,730	$(16,362)	$(1,942,635)	$705,744
Issuance of common stock upon exercise of stock options	169	—	2,301	—	—	2,301
Issuance of common stock for IPR&D acquisition	336	—	14,435	—	—	14,435
Vesting of restricted stock units	1,250	—	—	—	—	—
Stock-based compensation	—	—	40,695	—	—	40,695
Issuance of common stock for bonus	349	—	19,771	—	—	19,771
Unrealized gain on available-for sale securities	—	—	—	4,564	—	4,564
Net loss	—	—	—	—	(136,937)	(136,937)
Balance as of March 31, 2023	113,359	$11	$2,741,932	$(11,798)	$(2,079,572)	$650,573

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(3,085)	$(2,377,436)	$765,327
Issuance of common stock upon exercise of stock options	792	—	6,466	—	—	6,466
Vesting of restricted stock units	1,591	1	—	—	—	1
Stock-based compensation	—	—	64,952	—	—	64,952
Issuance of common stock for bonus	270	—	24,071	—	—	24,071
Unrealized gain on available-for sale securities	—	—	—	893	—	893
Net loss	—	—	—	—	(67,599)	(67,599)
Balance as of March 31, 2024	122,234	$12	$3,241,326	$(2,192)	$(2,445,035)	$794,111

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Operating activities
Net loss	$(67,599)	$(136,937)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,063	5,077
Expensed in-process research and development	—	2,679
Premium amortization and discount accretion on investment securities	(460)	787
Stock-based compensation	64,447	40,477
Non-cash lease expense	3,593	3,806
Amortization of debt discount and issuance cost	328	320
Foreign exchange adjustment	359	265
Non-cash interest expense	(1)	48
Changes in operating assets and liabilities:
Accounts receivable	(10,459)	(2,400)
Inventory	(2,265)	(5,277)
Prepaid expenses and other assets	14,428	2,338
Accounts payable	10,732	5,762
Accrued compensation	17,789	14,993
Operating lease liabilities	(4,122)	(2,177)
Other accrued liabilities	(7,625)	(18,181)
Deferred revenue	793	7,312
Cash provided by (used in) operating activities	27,001	(81,108)

Investing activities
Proceeds from maturity of investments	169,065	27,250
Purchases of property and equipment, net	(20,315)	(11,380)
Cash paid for acquisition of an asset	(10,495)	—
Cash provided by investing activities	138,255	15,870

Financing activities
Proceeds from exercise of stock options	6,466	2,301
Cash provided by financing activities	6,466	2,301

Net change in cash, cash equivalents and restricted cash	171,722	(62,937)
Cash, cash equivalents and restricted cash, beginning of period	642,095	466,091
Cash, cash equivalents and restricted cash, end of period	$813,817	$403,154

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,179	$1,124

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$112	$1,613
Acquisition of warrants	$1,884	$—
Issuance of common stock for IPR&D acquisition	$—	$14,435
Issuance of common stock for bonuses	$24,071	$19,771
Stock-based compensation included in capitalized software development costs	$505	$218

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the “Company”) was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change the management of disease worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with its statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. The Company focuses on applying its technology to three main areas of healthcare – women’s health, oncology and organ health. In the women’s health space, the Company develops and commercializes non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. In oncology, the Company commercializes, among others, a personalized blood-based DNA test to detect molecular residual disease and monitor for disease recurrence across a broad range of cancer types. The Company’s third area of focus is organ health, with tests to assess kidney, heart, and lung transplant rejection as well as genetic testing for chronic kidney disease. The Company operates laboratories in Austin, Texas and San Carlos, California certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health.

The Company’s key product offerings include its Panorama Non-Invasive Prenatal Test (“Panorama”) that screens for chromosomal abnormalities of a fetus as well as in twin pregnancies, typically with a blood draw from the mother; Horizon Carrier Screening (“Horizon”) to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; its Signatera molecular residual disease test (“Signatera”) to detect circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease, monitor for recurrence, and evaluate treatment response; and its Prospera test, to assess organ transplant rejection in patients who have undergone kidney, heart, or lung transplantation. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation, a cloud-based software platform that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch their own tests based on the Company’s technology.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2024, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (filed on February 29, 2024).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $67.6 million for the three months ended March 31, 2024 and an accumulated deficit of $2.4 billion as of March 31, 2024. As of March 31, 2024, the Company had $813.8 million in cash, cash equivalents, and restricted cash, $69.1 million in marketable securities, an $80.4 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest and $287.5 million of outstanding principal on its 2.25% Convertible Senior Notes (the “Convertible Notes”). The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line. As of March 31, 2024, the Company had $20.0 million remaining and available on its Credit Line.

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

On September 10, 2021, the Company entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development primarily in exchange for an equity consideration payment. In addition, pursuant to the agreement, certain employees of the third party became employees of the Company. The third party was a biotechnology company focused on oncology. The total upfront acquisition consideration amounts to $35.6 million composed of the issuance of 276,346 shares of the Company's common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset. The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified in-process research and development asset (“IPR&D”) thus satisfying the requirements of the screen test in Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of Business. The estimated fair value of the acquired workforce was not significant. The Company concluded the acquired IPR&D has no alternative-future use and accordingly expensed approximately $35.6 million, on the day the transaction closed as research and development expense, which is reflected in its consolidated statement of operations.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 9, 2024.

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

Available-for-sale debt securities. The amended guidance from ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus has not recorded an expected credit loss for its investment portfolio. Further, gross unrealized losses on available for sale securities were not material at March 31, 2024.

Accounts Receivable

Trade accounts receivable and other receivables. The allowance for doubtful accounts for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for three months ended March 31, 2024 and 2023. The Company recognizes revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) and applies a constraint to the estimated variable consideration such that it is not probable that a significant reversal will occur. When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds. After applying the ASC 606 constraint, the Company assessed for credit losses and determined an incremental credit loss was not needed given the payors from whom such receivables are expected to be collectible and the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for doubtful accounts against accounts receivable for insurance and patient payors due to the average selling price calculations which incorporate these risks as net receivables are recorded.

Inventory

Inventory is recorded at the lower of cost or net realizable value, determined on a first-in, first-out basis. Inventory consists entirely of supplies, which the Company consumes when providing its test reports, and therefore, the Company does not maintain any finished goods inventory. The Company enters into inventory purchases commitments so that it can meet future delivery schedules based on forecasted demand for its tests.

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

Other Assets

In January 2024, the Company acquired from Invitae Corp. (“Invitae”) certain assets relating to Invitae’s non-invasive prenatal screening and carrier screening business. The transaction price of $10.5 million consisted of $10.0 million in upfront payment costs and approximately $0.5 million of other transaction costs which were capitalized as intangible assets over an estimated useful life of ten years. An additional payment of $42.5 million may be made should the Company achieve certain customer volume retention targets. The Company has 120 days from the date of acquisition to assess the actual pay out liability and 150 days to issue payment.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Beginning balance	$(3,085)	$(16,362)
Net unrealized gain on available-for-sale securities, net of tax and foreign currency translation adjustment	893	4,564
Ending balance	$(2,192)	$(11,798)

The change in net unrealized loss on available-for-sale securities is due to increased market volatility. The Company has assessed the unrealized loss position for available-for-sale securities and determined that an allowance for credit loss was not necessary.

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

The Company uses the most likely amount method of estimating variable consideration. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable, and is primarily based on historical cash collections for tests delivered, as adjusted for current expectations. Current expectations of cash collections factor in changes in reimbursement rate trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage.  For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio approach to estimate variable consideration. The Company also applies a constraint to the estimated variable consideration when it assesses whether it is probable that a significant reversal in the amount of cumulative revenue may occur in future periods.

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

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million. The Company does not hold a seat on MyOme’s board of directors. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of March 31, 2024. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 26.5% of the outstanding shares of MyOme on a fully dilutive basis;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of MyOme;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of MyOme; and

●	Roelof Botha, the Lead Independent Director of the Company’s board of directors, is a managing member of Sequoia Capital. Certain funds affiliated with Sequoia Capital also participated in MyOme’s series B financing.

None of the related party investments in MyOme by our executives and directors noted above were at the behest of the Company nor funded by the Company.

In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties will partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company will assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme's common stock at an exercise price of $0.25 per share, which will vest upon a MyOme liquidity event (as such terms are defined in MyOme's certificate of incorporation). The warrants were valued using the Black-Scholes valuation model on the date of acquisition and are accounted for using the measurement alternative. No impairment was identified as of March 31, 2024. The warrants have been included within other assets and deferred revenue, long-term portion and other liabilities, which will be recognized as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement. Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme’s Series B Preferred Stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. Should the Company exercise all its MyOme common stock warrants, the Company would hold an accumulated 12.4% of MyOme on a fully diluted basis.

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

For the three months ended March 31, 2024, and 2023, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2024 and December 31, 2023, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For the three months ended March 31, 2024 and 2023, approximately 11.6% and 14.1%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. As of March 31, 2024 and December 31, 2023, approximately 11.9% and 10.2%, respectively, of accounts receivable are expected to be paid by Medicare on behalf of multiple customers.

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848) was issued which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. ASU 2022-06, or Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

In November 2023, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In December 2023, ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, was issued, which requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard will be effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

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

Additionally, the Company enters into agreements with pharmaceutical companies to utilize the Company’s Signatera tests typically to study new cancer treatments or to validate the outcomes of clinical trials for which the pharmaceutical companies are identified as customers. Such arrangements generally involve performing whole exome sequencing services and the testing of patient samples to detect cancer mutations using its Signatera test. In addition to performing Signatera tests, these agreements typically include certain activities to fulfill the contract, such as customer data setup and management and ongoing reporting. Each test result is billable to customers upon delivery and the personalized cancer profile also makes each test distinct within the context of the contract as customers can exercise control over the test results upon delivery. Accordingly, the Company recognizes test processing revenue as individual test results are delivered to customers.

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

The Company enters into contracts with insurance carriers with primarily payment terms related to tests provided to patients who have health insurance coverage. Insurance carriers are considered as third-party payers on behalf of the patients, and the patients are considered as the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, the Company sells tests to a number of domestic and international laboratory partners and identifies the laboratory partners as customers provided that there is a test services agreement between the two parties.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within nine months with the remaining collections generally taking an additional six months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended March 31,

2024, the Company increased revenue by a net of $33.7 million for collections related to tests delivered in prior periods that were fully collected (including an estimate of unapplied receipts), which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.28. During the three months ended March 31, 2023, the Company reduced revenue by a net of $9.2 million for a reduction in expected collections related to tests delivered in prior periods, which decreased revenue and increased net loss by a corresponding amount and increased loss per share by $0.08.

As of March 31, 2024, the Company had $54.3 million in cash receipts which had not yet been applied to specific accounts receivables primarily due to the disruption to Change Healthcare’s network that occurred in February 2024. The Company reviewed the historical unapplied payment trends. Based on the historical estimation, within the unapplied cash receipt of $54.3 million, the Company estimated approximately $4.0 million was related to tests delivered in prior periods that were fully collected.  Additionally, as overpayments were not material in prior periods, the Company accounted for temporary unapplied balances as of March 31, 2024, as contra accounts receivable on the Balance Sheet. As of December 31, 2023, the unapplied accounts receivable balance was $1.3 million.

Product revenue is constrained via refunds estimated to be paid to insurance carriers. Certain refunds are recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the three months ended March 31, 2024 and 2023, the reserves for refunds to insurance carriers were reduced and product revenue increased by $2.1 million and $5.7 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.02 and $0.05 for the three months ended March 31, 2024 and 2023, respectively.

In addition, certain other refunds are recognized as a reduction to accounts receivable until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related reserve is reduced with a corresponding increase to revenue. During the three months ended March 31, 2024, the reserves for refunds to insurance carriers were reduced and product revenue increased by $2.3 million for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.02 for the three months ended March 31, 2024. There was no such adjustment in the three months ended March 31, 2023.

Licensing and Other Revenues

The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and in vitro diagnostic (“IVD”) kits. The Company also recognizes revenues from its strategic collaboration agreements, such as those with BGI Genomics Co., Ltd. (“BGI Genomics”) and Foundation Medicine, Inc. (“Foundation Medicine”). The Company recognizes licensing and other revenues through agreements with pharmaceutical companies in support of potential clinical trials managed by the pharmaceutical companies.

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

BGI Genomics

In February 2019, the Company entered into a License Agreement (the “BGI Genomics Agreement”) with BGI Genomics to develop, manufacture, and commercialize next generation sequencing-based genetic testing assays for clinical and commercial use. The BGI Genomics Agreement has a term of ten years and expires in February 2029. Pursuant to the BGI Genomics Agreement, the Company licensed its intellectual property to and provided development services for BGI Genomics. Following completion of development services, the Company began providing assay interpretation services over the term of the agreement.

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

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each of the non-invasive prenatal tests (“NIPTs”) and Oncology products, representing two separate performance obligations, to which $24.0 million of transaction consideration was allocated. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

As of December 31, 2023, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the three months ended March 31, 2023, the Company recognized $0.7 million related to oncology assay interpretation services, of which $0.6 million was recognized against deferred royalties. During the three months ended March 31, 2024, the Company recognized an additional $0.3 million related to oncology assay interpretation services, of which all was recognized against deferred royalties. The Company currently has $18.5 million in deferred revenue as of March 31, 2024.

As required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments are for equipment and services to be received in future periods, which was assessed as a standalone transaction that did not reduce revenue, aggregated to $10.0 million and was originally recorded in long-term advances on the Company’s Consolidated Balance Sheet and will be periodically assessed for impairment. During the three months ended March 31, 2024, $20 thousand in equipment and services was received, which brought the remaining advanced payments to $4.8 million, with $3.0 million recorded in prepaid expenses and other current assets and $1.8 million recorded in other assets.

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. The Company and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement.

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

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to Foundation Medicine apart from the related development services. Therefore, license and related development services, for Oncology products, represent a single performance obligation, to which $19.3 million of transaction consideration was allocated. Of this amount, $0.2 million was recognized in the three months ended March 31, 2023. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

Royalties related to assay interpretation services represent separate performance obligations for Oncology products, to which $5.0 million of transaction consideration was allocated and prepaid by Foundation Medicine. During the three months ended March 31, 2023, the Company recognized $0.2 million related to oncology assay interpretation services. During the three months ended March 31, 2024, the Company recognized an additional $0.1 million related to oncology assay interpretation services. The Company currently has $3.2 million in deferred revenue related to this agreement as of March 31, 2024.

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Insurance carriers	$341,028	$210,378
Laboratory and other partners	20,276	22,805
Patients	6,437	8,573
Total revenues	$367,741	$241,756

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
United States	$359,413	$233,254
Americas, excluding U.S.	1,481	1,158
Europe, Middle East, India, Africa	5,178	5,196
Asia Pacific and Other	1,669	2,148
Total revenues	$367,741	$241,756

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at
	March 31,	December 31,
	2024	2023

	(in thousands)
Assets:
Accounts receivable, net	$288,748	$278,289
Liabilities:
Deferred revenue, current portion	$17,705	$16,612
Deferred revenue, long-term portion	18,828	19,128
Total deferred revenues	$36,533	$35,740

The following table summarizes the changes in the balance of deferred revenues during the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023

	(in thousands)
Beginning balance	$35,740	$30,778
Increase in deferred revenues	7,941	12,100
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(7,048)	(3,988)
Revenue recognized from performance obligations satisfied within the same period	(100)	(800)
Ending balance	$36,533	$38,090

During the three months ended March 31, 2024, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $7.0 million. This balance consisted of approximately a net $0.4 million related to BGI Genomics and Foundation Medicine and $6.6 million related to genetic testing services. The current portion of deferred revenue includes $14.9 million from genetic testing services and $1.2 million from BGI Genomics and $1.6 million from Foundation Medicine Agreement as of March 31, 2024. The non-current portion of deferred revenue includes $17.3 million from the BGI Genomics Agreement and $1.6 million from the Foundation Medicine Agreement as of March 31, 2024.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2024				December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$813,817	$—	$—	$813,817	$642,095	$—	$—	$642,095
U.S. Treasury securities	34,465	—	—	34,465	200,418	—	—	200,418
Municipal securities	—	34,656	—	34,656	—	36,464	—	36,464
Total financial assets	$848,282	$34,656	$—	$882,938	$842,513	$36,464	$—	$878,977

(1)	Cash equivalents includes money market deposits and liquid demand deposits, and other liquid investments with original maturity dates less than three months.

Fair Value of Short-Term and Long-Term Debt:

As of March 31, 2024 and December 31, 2023, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.4 million, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short term duration and variable interest rate.

As of March 31, 2024 and December 31, 2023, the estimated fair value of the Convertible Notes was $696.5 million and $491.8 million, respectively, based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. See Note 10, Debt, for additional details and carrying value.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$813,817	$—	$—	$813,817	$642,095	$—	$—	$642,095
U.S. Treasury securities (1)	34,996	—	(531)	34,465	201,522	14	(1,118)	200,418
Municipal securities (1)	36,013	1	(1,358)	34,656	38,091	—	(1,627)	36,464
Total	$884,826	$1	$(1,889)	$882,938	$881,708	$14	$(2,745)	$878,977

Classified as:
Cash, cash equivalents and restricted cash (2)				813,817				642,095
Short-term investments				69,121				236,882
Total				$882,938				$878,977

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes liquid demand deposits, money market funds, and other liquid investments having an original maturity of less than three months.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2024 and March 31, 2023, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of March 31, 2024, the Company had 14 investments in an unrealized loss position in its portfolio. Gross unrealized losses were not material as of March 31, 2024. Gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuer, and as such, the Company did not record a credit loss reserve as of March 31, 2024.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of March 31, 2024, aggregated by major security type in a continuous loss position. There were no debt securities available-for-sale in an unrealized loss position for less than 12 months as of March 31, 2024.

	Total
	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury securities	$34,465	$(531)
Municipal securities	31,222	(1,358)
Total	$65,687	$(1,889)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of March 31, 2024:

	March 31, 2024
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$52,960	$52,032
Greater than one year but less than five years	18,049	17,089
Total	$71,009	$69,121

6. Balance Sheet Components

Allowance for doubtful accounts

The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Beginning balance	$6,481	$3,830
Provision for doubtful accounts	929	1,304
Write-offs	(158)	—
Total	$7,252	$5,134

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		March 31,	December 31,
	Useful Life	2024	2023
		(in thousands)
Machinery and equipment	3-5 years	$90,737	$85,626
Computer equipment	3 years	2,000	1,850
Purchased and capitalized software held for internal use	3 years	11,116	11,636
Leasehold improvements	Lesser of useful life or lease term	47,478	38,999
Construction-in-process		33,192	29,392
		184,523	167,503
Less: Accumulated depreciation and amortization		(58,732)	(56,293)
Total Property and Equipment, net		$125,791	$111,210

The Company’s long-lived assets are located in the United States.

During the three months ended March 31, 2024, the increase in net property and equipment was due to expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $6.3 million recorded in the three months ended March 31, 2024. Depreciation expense of $5.1 million was recorded in the three months ended March 31, 2023. The Company did not incur any impairment charges during either the three months ended March 31, 2024 or 2023.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Reserves for refunds to insurance carriers	$18,023	$23,245
Accrued charges for third-party testing	13,167	14,823
Testing and laboratory materials from suppliers	17,880	11,229
Marketing and corporate affairs	9,688	10,085
Short term advances	7,050	—
Legal, audit and consulting fees	34,141	43,897
Accrued shipping charges	1,652	3,646
Sales and income tax payable	4,329	3,731
Accrued third-party service fees	7,764	7,111
Clinical trials and studies	6,961	12,126
Operating lease liabilities, current portion	11,957	11,621
Property and equipment purchases	4,429	4,316
Other accrued interest	2,695	1,078
Other accrued expenses	2,492	2,497
Total other accrued liabilities	$142,228	$149,405

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the

Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the three months ending March 31, 2024 and 2023:

	March 31,
	2024	2023

	(in thousands)
Beginning balance	$23,245	$18,948
Additional reserves	227	2,384
Refunds to carriers	(3,095)	(502)
Reserves released to revenue	(2,354)	(6,559)
Ending balance	$18,023	$14,271

As of March 31, 2024, the Company had $7.1 million in short term advances obtained as a result of the disruption to Change Healthcare’s network in February 2024 which are due and payable within ten days of demand.

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

In October 2016, the Company entered into a lease directly with its landlord for laboratory and office spaces at its facilities located in San Carlos, California. The Company currently occupies approximately 136,000 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet, and the Second Space totals approximately 48,000 square feet. In January 2021, the Company entered into an amendment of the lease to extend the term for 48 months to October 2027. The combined annual rent for the First Space and Second Space is $9.3 million which commenced in October 2023.

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

The Company entered into a lease agreement in September 2023 to lease 16,319 square feet of space located in Pleasanton, California over a 60-month term. The premises are used for laboratory and research use and commenced in December 2023. The annual lease payment starts at $0.5 million and escalates annually.

As part of the IPR&D asset acquisition in September 2021, the Company inherited a 24-month lease for 7,107 square feet of laboratory space in Canada. The annual lease payment started at $0.2 million and expired in August 2023.

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

For the three months ended March 31, 2024, the Company had $0.3 million in noncash operating activities related to additional right-of-use assets accounted from a new lease and extending existing leases under ASC, Topic 842, Leases (“ASC 842”). For the three months ended March 31, 2023, the Company did not have any noncash operating activities related to additional right-of-use assets.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$11,957	$11,621
Operating lease liabilities, long-term portion	64,160	67,025
Total operating lease liabilities	$76,117	$78,646

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of March 31, 2024, the weighted-average remaining lease term was 6.50 years and the weighted-average discount rate was 6.8%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months ended March 31, 2024 and 2023, total lease expense of $3.6 million and $3.8 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $4.1 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of March 31, 2024 are as follows:

Operating Leases
(in thousands)
As of March 31, 2024
2024 (remaining 9 months)	$12,507
2025	17,009
2026	17,331
2027	14,264
2028	6,633
2029 and thereafter	27,932
95,676
Less: imputed interest	(19,559)
Operating lease liabilities	$76,117

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

The Company is responding to ongoing regulatory and governmental investigations, subpoenas and inquiries, and contesting its current legal matters, but cannot provide any assurance as to the ultimate outcome with respect to any of the foregoing. There are many uncertainties associated with these matters. Such matters may cause the Company to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of their merit or ultimate outcome. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of the foregoing were to occur, the Company’s business, financial condition, results of operations, cash flows, prospects, or stock price could be adversely affected.

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

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. Following a jury trial in May 2023 and a bench trial in June 2023, all three asserted patents were found to be valid and infringed by ArcherDX and Invitae, and the jury awarded damages totaling $19.35 million to the Company. In November 2023, the Court granted in part the Company’s motion for a permanent injunction against the PCM test, which the defendants have appealed. In February 2024, Invitae and ArcherDX filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of New Jersey, resulting in an automatic bankruptcy stay in the case.

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

The Company is the subject of lawsuits filed against it by Invitae in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. The parties have filed cross-motions for summary judgment, which motions are currently pending before the Court. In February 2024, subsequent to Invitae’s voluntary Chapter 11 petition described above, the Court granted Invitae’s request to continue the trial, which is now scheduled for September 2025.

The Company filed suits against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware in January 2021 and December 2022, alleging that certain of Inivata’s oncology products infringe certain of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The two suits have been consolidated. Inivata has filed a motion to dismiss the Company’s complaint with respect to one patent, which motion is currently pending before the Court. In March 2024, the Court stayed the case in light of the Company’s case against NeoGenomics Laboratories, Inc. (“NeoGenomics”), which acquired Inivata in 2021, discussed below.

In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of certain Natera patents by NeoGenomics’ commercialization of the RaDaR test. The complaint seeks monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024. NeoGenomics filed a motion to modify and stay the injunction, which was denied by the District Court and heard on appeal in March 2024 by the Federal Circuit Court of Appeals. NeoGenomics has also filed petitions challenging the validity of both of the asserted patents with the United States Patent and Trademark Office.

Other Litigation Matters.

CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. The Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that the Company was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. In July 2023, the Court granted in part the Company’s motion for judgment as a matter of law requesting that the Court set aside the portions of the jury verdict adverse to the Company, ruling that CareDx is not entitled to any damages. The jury verdict of false advertising by CareDx remains in place. Both parties are appealing.

In May 2021, Guardant. Inc. (“Guardant”) filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. Trial is currently scheduled for August 2024.

In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. In May 2023, the Court granted the Company’s motion to dismiss the lawsuit, and the case was dismissed without prejudice. In July 2023, the plaintiff filed analogous claims in the Superior Court of California, County of San Mateo, and subsequently filed an amended claim with an additional plaintiff. Based on the additional plaintiff, the case was transferred back to the United States District Court for the Northern District of California. The parties subsequently agreed that claims brought by the original plaintiff be remanded back to the Superior Court of California, County of San Mateo, and that the action be stayed pending the outcome of the action in the United States District Court for the Northern District of California.

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

Contractual Commitments

The following table sets forth the Company’s material contractual commitments as of March 31, 2024:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$7,619	December 2024
Material suppliers	24,644	December 2024
Application service providers	4,515	March 2026
Cloud platform service provider	38,384	December 2028
Leases (1)	261	March 2029
Other material suppliers	16,940	Various
Total	$92,363

(1) Represents executed leases which have not commenced. Please refer to Note 7, Leases, for additional information.

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recorded for equity classified awards for the three months ended March 31, 2024 and 2023:

`
	Three months ended March 31,
	2024	2023

	(in thousands)
Cost of revenues	$3,777	$2,556
Research and development	20,649	14,640
Selling, general and administrative	40,021	23,281
Total	$64,447	$40,477

Additionally, the stock-based compensation expense for liability-classified awards for the three months ended March 31, 2024 and 2023 was $0.2 million in both periods.

Stock Options

The following table summarizes option activity for the three months ended March 31, 2024:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

	(in thousands, except for per share data)
December 31, 2023	5,501	$23.65
Options exercised	(792)	$8.17
March 31, 2024	4,709	$26.25

Restricted Stock Units and Performance-Based Awards

The following table summarizes unvested RSU and performance-based awards for the three months ended March 31, 2024:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

	(in thousands, except for per share data)
Balance at December 31, 2023	9,248	$49.50
Granted	4,608	$67.28
Vested	(1,861)	$52.40
Cancelled/forfeited	(94)	$57.77
Balance at March 31, 2024	11,901	$56.16

The Company grants certain senior-level executives performance stock units which vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the three months ended March 31, 2024, the Company granted 0.8 million performance-based awards with an aggregate grant date fair value of $55.0 million. Achievement at 200% of target is deemed probable and as a result, the Company expects to recognize a total of $110.0 million over the requisite service period of which $6.6 million has been recognized.

The Company has recognized $20.7 million and $7.3 million in total stock-based compensation for all performance-based awards for the three months ended March 31, 2024 and 2023, respectively.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. The interest rate as of March 31, 2024 was 5.82%. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of March 31, 2024, the Company has drawn down a total of $80.0 million and there is $20.0 million remaining and available on the Credit Line.

For the three months ended March 31, 2024 and 2023, the Company recorded interest expense on the Credit Line of $1.2 million and $1.1 million, respectively. Interest payments on the Credit Line were made within the same periods. As of March 31, 2024 and December 31, 2023, the total principal amount outstanding with accrued interest was $80.4 million.

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

The Company received net proceeds from the Convertible Notes of $278.3 million, after deducting the initial purchasers’ discounts and debt issuance costs. In 2020, the Company used approximately $79.2 million of the net proceeds from the Convertible Notes offering to repay its obligations under its credit agreement with OrbiMed Royalty Opportunities II, LP.

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

The first circumstance has been met as of March 31, 2024. However, there were no conversions for the period ending March 31, 2024.

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

Upon adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Heading-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of March 31, 2024 and December 31, 2023 are summarized in the following table:

	March 31, 2024	December 31, 2023

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(4,227)	(4,555)
Net carrying amount	$283,273	$282,945

The following tables present total interest expense recognized related to the Convertible Notes during the three and three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	328	320
Total interest expense	$1,945	$1,937

11. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company recorded total income tax expense of approximately $428,000 and $160,000, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of March 31, 2024. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2024 and December 31, 2023, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

The Convertible Notes are convertible by the holders as of March 31, 2024. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the fair value of the shares issued to settle the Convertible Notes would exceed the Convertible Note principle by $311.8 million based on the closing price of the Company’s common stock as of March 31, 2024. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes have been excluded from the calculation of diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2024 and 2023:

	March 31,
	2024	2023

	(in thousands)
Options to purchase common stock	4,709	5,448
Performance-based awards and restricted stock units	11,901	10,356
Employee stock purchase plan	221	197
Convertible Notes	7,411	7,411
Total	24,242	23,412

13. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

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

We currently provide a comprehensive suite of products in women’s health, as well as our oncology and organ health products, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, or NIPT, as well as Horizon, our Carrier Screening, test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and Vistara single-gene NIPT, as well as our Empower hereditary cancer screening test, which we also plan to offer to oncologists through our oncology sales channel. We also offer our Signatera molecular residual disease test for oncology applications, which we commercialize as a test run in our CLIA (as defined below) laboratory and offer on a research use only basis to research laboratories and pharmaceutical companies; and our Prospera organ transplant assessment tests.

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

During the three months ended March 31, 2024, we processed approximately 735,800 tests, comprised of approximately 718,700 tests accessioned in our laboratory, compared to approximately 626,200 tests processed, comprised of approximately 607,700 tests accessioned in our laboratory, during the three months ended March 31, 2023. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2024 was 94%, an increase compared to 91% for the three months ended March 31, 2023. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2024 was 4%, a decrease compared to 5% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2024 was 2%, a slight decrease from 4% in the three months ended March 31, 2023.

For the three months ended March 31, 2024, total revenues were $367.7 million compared to $241.8 million in the three months ended March 31, 2023. Product revenues accounted for $364.7 million, 99% of total revenues for the three months ended March 31, 2024 compared to $237.8 million representing 98% of total revenues for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $8.3 million, representing approximately 2% of total revenues for the three months ended March 31, 2024. For the three months ended March 31, 2023, revenues from customers outside the United States were $8.5 million, representing approximately 4% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the three months ended March 31, 2024 and 2023 was $67.6 million and $136.9 million, respectively. This included non-cash stock compensation expense of $64.4 million and $40.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $2.4 billion.

Components of the Results of Operations

Revenues

Product Revenues

We generate revenues from the sale of our tests, primarily from the sale of our Panorama and Horizon tests. Our two primary distribution channels are our direct sales force and our laboratory partners. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient, for the fees.

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

Our ability to increase our revenues will depend on our ability to further penetrate the domestic and international markets and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and increase our reimbursement rates for tests performed. For example, our financial performance depends on reimbursement for microdeletions testing. Many third-party payers do not currently reimburse for microdeletions screening in part because there has historically been limited published data on the performance of microdeletions screening tests, with our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART study results only being published in early 2022.

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

Licensing and Other Revenues

Revenues recognized from tests processed through our Constellation model, and from our strategic partnership agreements are reported in licensing and other revenues. We also recognize licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model.

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

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, costs incurred from third party test processing fees, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with Whole Exome Sequencing, are also included, as well as labor costs, relating to our Signatera CLIA and Signatera research use only offerings. Costs associated with performing tests are recorded when the test is accessioned. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

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

There have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

We believe that the impact of accounting standards updates recently issued that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$364,672	$237,797	$126,875	53.4%
Licensing and other revenues	3,069	3,959	(890)	(22.5)
Total revenues	367,741	241,756	125,985	52.1
Cost and expenses
Cost of product revenues	158,833	147,754	11,079	7.5
Cost of licensing and other revenues	307	370	(63)	(17.0)
Research and development	88,637	82,306	6,331	7.7
Selling, general and administrative	194,278	149,627	44,651	29.8
Total cost and expenses	442,055	380,057	61,998	16.3
Loss from operations	(74,314)	(138,301)	63,987	46.3
Interest expense	(3,124)	(3,061)	(63)	(2.1)
Interest and other income, net	10,267	4,585	5,682	123.9
Loss before income taxes	(67,171)	(136,777)	69,606	50.9
Income tax expense	(428)	(160)	(268)	(167.5)
Net loss	$(67,599)	$(136,937)	$69,338	50.6%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $126.0 million, or 52.1%, when compared to the three months ended March 31, 2023.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended March 31, 2024, total reported units were approximately 679,400, comprised of approximately 663,500 tests reported in our laboratory. Comparatively, during the three months ended March 31, 2023, total reported units were approximately 583,400, comprising of approximately 566,000 tests reported in our laboratory. During the three months ended March 31, 2024 and 2023, total oncology units processed were approximately 114,800 and 71,000, respectively.

Product Revenues

During the three months ended March 31, 2024, product revenues increased by $126.9 million, or 53.4% compared to the three months ended March 31, 2023, primarily as a result of the continued revenue growth from increased test volumes as well as average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $0.9 million, or 22.5%, during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended March 31, 2024, cost of product revenues increased compared to the three months ended March 31, 2023 by approximately $11.1 million, or 7.5%, primarily due to higher costs related to inventory consumption of $3.8 million driven by an increase in accessioned cases, a $1.7 million increase in third-party fees, and a $5.6 million increase in labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, decreased by $0.1 million, or 17.0%, primarily due to a net decrease in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the three months ended March 31, 2024, increased by $6.3 million, or 7.7%, when compared to the three months ended March 31, 2023. The increase was attributable to a $8.0 million increase in salary and related compensation expenditures, which includes a $6.3 million increase in stock-based compensation expense, and a $1.6 million increase primarily due to consulting, travel, office, facilities, and other expenses. This was offset by a $3.3 million net decrease in lab and clinical trial related expenses primarily related to the decrease in identified in-process research and development asset expense compared to prior period.

Selling, General and Administrative

Selling, general and administrative expenses increased by $44.7 million, or 29.8%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a $25.9 million increase in salary and related compensation expenditures, which includes a $16.7 million increase in stock-based compensation expense, and a $16.2 million increase in consulting and legal expenses, a $2.6 million in marketing, travel, facilities, office, other and other costs.

Interest Expense

Interest expense increased by $0.1 million in the three months ended March 31, 2024 compared to the same period in the prior year due to an increase in interest rate.

Interest and Other Income

Interest and other income for the three months ended March 31, 2024 increased $5.7 million compared to the same period in the prior year, primarily due to greater cash and investment balances driving higher interest income.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2024, we had a net loss of $67.6 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of March 31, 2024, we had an accumulated deficit of $2.4 billion. As of March 31, 2024, we had $813.8 million in cash and cash equivalents and restricted cash, $69.1 million in marketable securities, $80.4 million of outstanding balance under the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. As of March 31, 2024, we had $20.0 million remaining and available on the Credit Line.

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

In September 2023, we completed an underwritten equity offering and sold 4,550,000 shares of our common stock at a price of $55 per share to the public. Before offering expenses of approximately $0.4 million, we received proceeds of approximately $235.8 million net of the underwriting discount. Our contractual obligations and other commitments have been satisfied by the equity offering described above, our convertible note financing conducted in April 2020 described below, the Credit Line described below, and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 9, 2024.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of March 31, 2024, the total principal amount outstanding with accrued interest was $80.4 million and $20.0 million is remaining as available under the Credit Line.

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

We received net proceeds from the Convertible Notes of $278.3 million, after deducting the initial purchasers’ discounts and debt issuance costs. We used approximately $79.2 million of the net proceeds from the Convertible Notes offering to repay our obligations under our credit agreement with OrbiMed Royalty Opportunities II, LP.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Cash provided by (used in) operating activities	$27,001	$(81,108)
Cash provided by investing activities	138,255	15,870
Cash provided by financing activities	6,466	2,301
Net change in cash, cash equivalents and restricted cash	171,722	(62,937)
Cash, cash equivalents and restricted cash, beginning of period	642,095	466,091
Cash, cash equivalents and restricted cash, end of period	$813,817	$403,154

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities during the three months ended March 31, 2024 was $27.0 million. The net loss of $67.6 million includes $75.3 million in non-cash charges resulting from $7.1 million of depreciation and amortization, $64.4 million of stock-based compensation expense, $3.6 million of non-cash lease expense, $0.3 million for amortization of debt discount and issuance cost, $0.4 million for foreign exchange adjustment, offset by $0.5 million premium amortization and discount accretion on investment securities. Operating assets had cash inflows of $1.7 million resulting from a $14.4 million decrease in prepaid expenses and other assets, offset by a $10.5 million increase in accounts receivable, a $2.2 million increase in inventory. Operating liabilities resulted in cash inflows of $17.6 million resulting from a $10.7 million increase in accounts payable, a $17.8 million increase in accrued compensation, and a $0.8 million increase in deferred revenue, offset by a $4.1 million decrease in lease liabilities and a $7.6 million decrease in other accrued liabilities.

Cash used in operating activities during the three months ended March 31, 2023 was $81.1 million. The net loss of $136.9 million includes $53.5 million in non-cash charges resulting from $5.1 million of depreciation and amortization, $2.7 million in-process research and development, $0.8 million premium amortization and discount accretion on investment securities, $40.5 million of stock-based compensation expense, $3.8 million of non-cash lease expense, $0.3 million for amortization of debt discount and issuance cost, and $0.3 million for foreign exchange adjustment. Operating assets had cash outflows of $5.4 million resulting from a $2.4 million increase in accounts receivable, a $5.3 million increase in inventory, offset by a $2.3 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $7.7 million resulting from a $15.0 million increase in accrued compensation, a $7.3 million increase in deferred revenue and a $5.8 million increase in accounts payable offset by a $18.2 million decrease in other accrued liabilities and a $2.2 million decrease in lease liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2024 totaled $138.3 million, which was comprised of $169.1 million from proceeds of investments maturities, offset by $20.3 million in acquisitions of property and equipment and $10.5 million in asset acquisition.

Cash provided by investing activities for the three months ended March 31, 2023 totaled $15.9 million, which was comprised of $27.3 million from proceeds of investments maturities, offset by a $11.4 million in acquisitions of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024, totaled $6.5 million which was comprised of $6.5 million from proceeds from the exercise of stock options.

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

Credit Line

The short-term debt obligations consist of the $80.4 million principal amount drawn from the Credit Line with UBS and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. In October 2023, the interest rate was subsequently changed to the 30-day SOFR average, plus 0.5%. Please refer to Note 10, Debt, for further details.

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

Operating leases

Our lease commitments consist of $0.3 million of payments, which will be paid over the terms of the leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), as of March 31, 2024. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line had an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of March 31, 2024. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $0.7 million annually in relation to amounts we would expect to earn, based on our short-term investments as of March 31, 2024.

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

Inflation Risk

As of the date of filing of this Quarterly Report on Form 10-Q, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also negatively affect demand for our product offerings. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 29, 2024. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         Recent Sales of Unregistered Securities

              None.

(b)         Use of Proceeds

Not applicable.

(c)         Purchases of Equity Securities by the Issuer and Affiliated Purchasers

              None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5         OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Executive Severance Plan.					X
10.2	Amendment 2 to Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated April 22, 2024.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

NATERA, INC.

Date: May 9, 2024	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)