Form 10-Q
period 2024-06-30
Natera, Inc.
filed 2024-08-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 123,681,432.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding revenue, expenses and other operating results;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama, Horizon, and Signatera;
●	our ability to increase demand and reimbursement for our tests;
●	our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities, expand our product offerings to include new tests, and expand adoption of our current and future technologies through Constellation, our cloud-based distribution model;
●	our efforts to successfully develop and commercialize, or enhance, our products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies, including a recently enacted rule from the FDA that would classify our tests as medical devices, and to successfully operate our business in response to changes in such requirements, programs and policies;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of our current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;

●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our expectations regarding the conversion of our outstanding 2.25% convertible senior notes due 2027, or the Convertible Notes, in the aggregate principal amount of $287.5 million prior to the scheduled redemption date of October 11, 2024;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results, including our revenue recognition assumptions and estimates; and
●	anticipated trends and challenges in our business and the markets in which we operate.

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$796,798	$642,095
Short-term investments	90,299	236,882
Accounts receivable, net of allowance of $7,021 and $6,481 at June 30, 2024 and December 31, 2023, respectively	335,936	278,289
Inventory	40,985	40,759
Prepaid expenses and other current assets, net	37,798	60,524
Total current assets	1,301,816	1,258,549
Property and equipment, net	133,280	111,210
Operating lease right-of-use assets	52,582	56,537
Other assets	29,311	15,403
Total assets	$1,516,989	$1,441,699
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,100	$14,998
Accrued compensation	41,487	45,857
Other accrued liabilities	141,231	149,405
Deferred revenue, current portion	18,367	16,612
Short-term debt financing	80,389	80,402
Total current liabilities	314,574	307,274
Long-term debt financing	283,604	282,945
Deferred revenue, long-term portion and other liabilities	21,066	19,128
Operating lease liabilities, long-term portion	61,225	67,025
Total liabilities	680,469	676,372

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2024 and December 31, 2023; 123,365 and 119,581 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	3,320,365	3,145,837
Accumulated deficit	(2,482,499)	(2,377,436)
Accumulated other comprehensive loss	(1,358)	(3,085)
Total stockholders’ equity	836,520	765,327
Total liabilities and stockholders’ equity	$1,516,989	$1,441,699

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues
Product revenues	$411,364	$258,256	$776,036	$496,053
Licensing and other revenues	1,987	3,148	5,056	7,107
Total revenues	413,351	261,404	781,092	503,160
Cost and expenses
Cost of product revenues	169,850	142,808	328,683	290,562
Cost of licensing and other revenues	329	341	636	711
Research and development	89,109	78,173	177,746	160,479
Selling, general and administrative	197,965	152,508	392,243	302,135
Total cost and expenses	457,253	373,830	899,308	753,887
Loss from operations	(43,902)	(112,426)	(118,216)	(250,727)
Interest expense	(3,127)	(3,177)	(6,251)	(6,238)
Interest and other income, net	10,457	4,518	20,724	9,103
Loss before income taxes	(36,572)	(111,085)	(103,743)	(247,862)
Income tax (expense) benefit	(892)	282	(1,320)	122
Net loss	$(37,464)	$(110,803)	$(105,063)	$(247,740)
Unrealized gain on available-for-sale securities, net of tax	834	2,595	1,727	7,159
Comprehensive loss	$(36,630)	$(108,208)	$(103,336)	$(240,581)

Net loss per share (Note 12):
Basic and diluted	$(0.30)	$(0.97)	$(0.86)	$(2.20)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	122,853	113,690	121,834	112,734

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2023	113,359	$11	$2,741,932	$(11,798)	$(2,079,572)	$650,573
Issuance of common stock upon exercise of stock options	48	—	638	—	—	638
Issuance of common stock under the employee stock purchase plan	219	—	8,674	—	—	8,674
Vesting of restricted stock units	425	—	—	—	—	—
Stock-based compensation	—	—	44,470	—	—	44,470
Unrealized gain on available-for sale securities	—	—	—	2,595	—	2,595
Net loss	—	—	—	—	(110,803)	(110,803)
Balance as of June 30, 2023	114,051	$11	$2,795,714	$(9,203)	$(2,190,375)	$596,147

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	111,255	$11	$2,664,730	$(16,362)	$(1,942,635)	$705,744
Issuance of common stock upon exercise of stock options	217	—	2,939	—	—	2,939
Issuance of common stock under the employee stock purchase plan	219	—	8,674	—	—	8,674
Issuance of stock for bonuses	349	—	19,771	—	—	19,771
Issuance of common stock for IPR&D milestone	336	—	14,435	—	—	14,435
Vesting of restricted stock units	1,675	—	—	—	—	—
Stock-based compensation	—	—	85,165	—	—	85,165
Unrealized gain on available-for sale securities	—	—	—	7,159	—	7,159
Net loss	—	—	—	—	(247,740)	(247,740)
Balance as of June 30, 2023	114,051	$11	$2,795,714	$(9,203)	$(2,190,375)	$596,147

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2024	122,234	$12	$3,241,326	$(2,192)	$(2,445,035)	$794,111
Issuance of common stock upon exercise of stock options	286	—	2,182	—	—	2,182
Issuance of common stock under the employee stock purchase plan	263	—	8,862	—	—	8,862
Vesting of restricted stock units	582	—	—	—	—	—
Stock-based compensation	—	—	67,995	—	—	67,995
Unrealized gain on available-for sale securities	—	—	—	834	—	834
Net loss	—	—	—	—	(37,464)	(37,464)
Balance as of June 30, 2024	123,365	$12	$3,320,365	$(1,358)	$(2,482,499)	$836,520

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(3,085)	$(2,377,436)	$765,327
Issuance of common stock upon exercise of stock options	1,078	—	8,648	—	—	8,648
Issuance of common stock under the employee stock purchase plan	263	—	8,862	—	—	8,862
Issuance of stock for bonuses	270	—	24,071	—	—	24,071
Vesting of restricted stock units	2,173	1	—	—	—	1
Stock-based compensation	—	—	132,947	—	—	132,947
Unrealized gain on available-for sale securities	—	—	—	1,727	—	1,727
Net loss	—	—	—	—	(105,063)	(105,063)
Balance as of June 30, 2024	123,365	$12	$3,320,365	$(1,358)	$(2,482,499)	$836,520

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Operating activities
Net loss	$(105,063)	$(247,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,978	10,201
Expensed in-process research and development	—	2,679
Premium amortization and discount accretion on investment securities	(556)	1,450
Stock-based compensation	131,858	84,789
Non-cash lease expense	7,204	7,451
Amortization of debt discount and issuance cost	658	642
Foreign exchange adjustment	377	265
Non-cash interest expense	(13)	68
Changes in operating assets and liabilities:
Accounts receivable	(57,647)	(15,680)
Inventory	(225)	(7,281)
Prepaid expenses and other assets	20,874	12,590
Accounts payable	16,668	(9,018)
Accrued compensation	19,701	9,936
Operating lease liabilities	(8,269)	(5,196)
Other accrued liabilities	(10,598)	(11,175)
Deferred revenue	1,044	6,368
Cash provided by (used in) operating activities	30,991	(159,651)

Investing activities
Purchases of investments	(72,810)	—
Proceeds from maturity of investments	221,500	83,250
Purchases of property and equipment, net	(31,993)	(20,190)
Cash paid for acquisition of intangible assets	(10,495)	—
Cash provided by investing activities	106,202	63,060

Financing activities
Proceeds from exercise of stock options	8,648	2,939
Proceeds from the issuance of common stock under the employee stock purchase plan	8,862	8,674
Cash provided by financing activities	17,510	11,613

Net change in cash, cash equivalents and restricted cash	154,703	(84,978)
Cash, cash equivalents and restricted cash, beginning of period	642,095	466,091
Cash, cash equivalents and restricted cash, end of period	$796,798	$381,113

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,592	$5,596

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$2,245	$103
Acquisition of warrants	$1,884	$—
Amounts accrued for acquisition of intangible assets	$1,400	$—
Issuance of common stock for IPR&D acquisition	$—	$14,435
Issuance of common stock for bonuses	$24,071	$19,771
Stock-based compensation included in capitalized software development costs	$1,089	$376

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2024, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (filed on February 29, 2024).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $105.1 million for the six months ended June 30, 2024 and an accumulated deficit of $2.5 billion as of June 30, 2024. As of June 30, 2024, the Company had $796.8 million in cash, cash equivalents, and restricted cash, $90.3 million in marketable securities, an $80.4 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest and $287.5 million of outstanding principal on its 2.25% Convertible Senior Notes (the “Convertible Notes”). The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line. As of June 30, 2024, the Company had $20.0 million remaining and available on its Credit Line.

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

On July 19, 2024, the Company announced its decision to redeem all of its outstanding 2.25% Convertible Senior Notes due 2027. The redemption is scheduled for October 11, 2024 (the “Redemption Date”). The redemption price for the Convertible Notes is equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company elected physical settlement with shares of its common stock as the settlement method to apply to all conversions of the Convertible Notes. Based on the conversion terms of the Convertible Notes and the market price of its common stock, the Company expects that substantially all outstanding Convertible Notes will be converted into shares of the Company’s common stock prior to the Redemption Date. As a result, the Company does not expect that its decision to redeem the Convertible Notes will have a material effect on its liquidity.

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

Further, additional consideration aggregating up to approximately $35.0 million was estimated to be paid via issuance of an estimated 269,547 additional shares of the Company’s common stock, consistent with the registration statement filed with the SEC on September 10, 2021, upon achievement of defined milestones relating to product development, commercial launch and continued employment of certain selling shareholders, each of which was revalued at each reporting date and amount of compensation expense was adjusted accordingly and reported in research and development expenses. In November 2022, the terms of the payment for any remaining consideration were modified, resulting in $10.0 million of consideration paid in December 2022 and $15.0 million of consideration paid in March 2023, with such consideration primarily consisting of the Company’s common stock.

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 8, 2024.

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

Available-for-sale debt securities. The amended guidance from ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus has not recorded an expected credit loss for its investment portfolio. Further, gross unrealized losses on available for sale securities were not material at June 30, 2024.

Accounts Receivable

Trade accounts receivable and other receivables. The allowance for doubtful accounts for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for three months and six months ended June 30, 2024 and 2023. The Company recognizes revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) and applies a constraint to the estimated variable consideration such that it is not probable that a significant reversal will occur. When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds. After applying the ASC 606 constraint, the Company assessed for credit losses and allowance for doubtful accounts and determined an incremental credit loss was not needed given the quality of the insurance payors from whom such receivables are expected to be collectible and the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for doubtful accounts against accounts receivable for insurance and patient payors due to the average selling price calculations which incorporate these risks as net receivables are recorded.

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

Other Assets

In January 2024, the Company acquired from Invitae Corp. (“Invitae”) certain assets relating to Invitae’s non-invasive prenatal screening and carrier screening business. The transaction price of $10.5 million consisted of $10.0 million in upfront payment costs and approximately $0.5 million of other transaction costs which were capitalized as intangible assets over an estimated useful life of ten years. An additional payment of up to $42.5 million may be made should the Company achieve certain customer volume retention targets and based on certain legal outcomes.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Beginning balance	$(2,192)	$(11,798)	$(3,085)	$(16,362)
Net unrealized gain on available-for-sale securities, net of tax and foreign currency translation adjustment	834	2,595	1,727	7,159
Ending balance	$(1,358)	$(9,203)	$(1,358)	$(9,203)

The change in net unrealized loss on available-for-sale securities is due to increased market volatility. The Company has assessed the unrealized loss position for available-for-sale securities and determined that an allowance for credit loss was not necessary.

Revenue Recognition

The Company recognizes revenue under, ASC 606, using the following five step process:

●	Identification of a contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Revenue recognition when, or as, the performance obligations are satisfied.

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

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million. The Company does not hold a seat on MyOme’s board of directors. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of June 30, 2024. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

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

In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties will partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company will assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme's common stock at an exercise price of $0.25 per share, which will vest upon a MyOme liquidity event (as such terms are defined in MyOme's certificate of incorporation). The warrants were valued using the Black-Scholes valuation model on the date of acquisition and are accounted for using the measurement alternative. No impairment was identified as of June 30, 2024. The warrants have been included within other assets and deferred revenue, long-term portion and other liabilities, which will be recognized as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement. Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme’s Series B Preferred Stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. Should the Company exercise all its MyOme common stock warrants, the Company would hold an accumulated 12.4% of MyOme on a fully diluted basis.

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

For the three and six months ended June 30, 2024, and 2023, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2024 and December 31, 2023, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For the three months ended June 30, 2024 and 2023, approximately 10.3% and 12.5%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. For the six months ended June 30, 2024 and 2023, approximately 10.9% and 13.2%, respectively, of total revenue were paid by Medicare on behalf of multiple customers.

As of June 30, 2024 and December 31, 2023, approximately 8.8% and 10.2%, respectively, of accounts receivable are expected to be paid by Medicare on behalf of multiple customers.

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

The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable consideration related to disallowed cases, percent of patient responsibility collected, refunds and reserves, and is estimated using the most likely amount method. For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio of relevant historical data to estimate variable consideration and total collections for the Company’s products. The Company constrains the estimated variable consideration when it assesses it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The consideration expected from laboratory partners usually includes a fixed amount, but it can be variable depending on the volume of tests performed, and the Company determines the variable consideration using the expected value approach. For laboratory partners and patients, the Company allocates the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within nine months with the remaining collections generally taking an additional six months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended June 30, 2024 and 2023, the Company increased revenue by a net of $39.9 million and $3.4 million, respectively, for collections related to tests delivered in prior periods that were fully collected (including an estimate of unapplied receipts). The increased revenue and decreased net loss resulted in a corresponding decrease in loss per share by $0.32 and $0.03 for the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company increased revenue by a net of $73.7 million for collections related to tests delivered in prior periods that were fully collected (including an estimate of unapplied receipts). The increased revenue and decreased net loss resulted in a corresponding decrease in loss per share by $0.60 for the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company reduced revenue by a net of $5.8 million for a reduction in expected collections related to tests delivered in prior periods. The decreased revenue and increased net loss resulted in a corresponding increase in loss per share by $0.05 for the six months ended June 30, 2023.

As of June 30, 2024, the Company had $16.6 million in cash receipts which had not yet been applied to specific accounts receivables primarily due to the disruption to Change Healthcare’s network that occurred in February 2024. The Company reviewed the historical unapplied payment trends. Based on the historical estimation, within the unapplied cash receipt of $16.6 million, the Company estimated approximately $1.3 million was related to tests delivered in prior periods that were fully collected.  Additionally, as overpayments were not material in prior periods, the Company accounted for temporary unapplied balances as of June 30, 2024, as contra accounts receivable on the Balance Sheet. As of December 31, 2023, the unapplied accounts receivable balance was $1.3 million.

Product revenue is constrained for refunds estimated to be paid to insurance carriers. Certain refunds are recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the three months ended June 30, 2024 and 2023, the reserves for refunds to insurance carriers were reduced and product revenue increased by $1.7 million and $0.8 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.01 for both the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the reserves for refunds to insurance carriers were reduced and product revenue increased by $3.8 million and $6.5 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.03 and $0.06 for the six months ended June 30, 2024 and 2023, respectively.

In addition, certain other refunds are recognized as a reduction to accounts receivable until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related reserve is reduced with a corresponding increase to revenue. During the three months ended June 30, 2024, the reserves for refunds to insurance carriers were reduced and product revenue increased by $1.9 million for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.02 for the three months ended June 30, 2024. During the six months ended June 30, 2024, the reserves for refunds to insurance carriers were reduced and product revenue increased by $4.1 million for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and decreased net loss resulted in a decreased loss per share by $0.03 for the six months ended June 30, 2024. There was no such adjustment in the three and six months ended June 30, 2023.

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

As of December 31, 2023, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the six months ended June 30, 2023, the Company recognized $0.6 million related to oncology assay interpretation services, of which $0.2 million was recognized against deferred royalties. During the six months ended June 30, 2024, the Company did not record any material amounts related to oncology assay interpretation services. The Company currently has $18.9 million in deferred revenue as of June 30, 2024.

As required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments are for equipment and services to be received in future periods, which was assessed as a standalone transaction that did not reduce revenue, aggregated to $10.0 million and was originally recorded in long-term advances on the Company’s Consolidated Balance Sheet and will be periodically assessed for impairment. During both the three and six months ended June 30, 2024, $0.4 million in equipment and services was received.  During the three and six months ended June 30, 2023, $1.0 million and $2.6 million, respectively, in equipment and services was received. As of June 30, 2024, the remaining advanced payments were $4.5 million, with $0.6 million recorded in prepaid expenses and other current assets and $3.8 million recorded in other assets.

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Company and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement has an initial term of five years, expiring in August 2024, with automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is earlier terminated in accordance with its terms. The Company and Foundation Medicine have elected not to renew the agreement beyond the initial term.

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

Royalties related to assay interpretation services represent separate performance obligations for Oncology products, to which $5.0 million of transaction consideration was allocated and prepaid by Foundation Medicine. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively, related to oncology assay interpretation services. During the three and six months ended June 30, 2024, the Company recognized $0.2 million related to oncology assay interpretation services. The Company currently has $3.0 million in deferred revenue related to this agreement as of June 30, 2024.

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Insurance carriers	$384,128	$226,521	$725,156	$436,899
Laboratory and other partners	22,254	27,449	42,530	50,254
Patients	6,969	7,434	13,406	16,007
Total revenues	$413,351	$261,404	$781,092	$503,160

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
United States	$404,872	$253,296	$764,285	$486,550
Americas, excluding U.S.	1,601	1,206	3,082	2,364
Europe, Middle East, India, Africa	5,439	5,620	10,617	10,816
Asia Pacific and Other	1,439	1,282	3,108	3,430
Total revenues	$413,351	$261,404	$781,092	$503,160

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at
	June 30,	December 31,
	2024	2023

	(in thousands)
Assets:
Accounts receivable, net	$335,936	$278,289
Liabilities:
Deferred revenue, current portion	$18,367	$16,612
Deferred revenue, long-term portion	18,416	19,128
Total deferred revenues	$36,783	$35,740

The following table summarizes the changes in the balance of deferred revenues during the six months ended June 30, 2024 and 2023:

	Balance at
	June 30,
	2024	2023

	(in thousands)
Beginning balance	$35,740	$30,778
Increase in deferred revenues	14,826	17,402
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(9,646)	(7,521)
Revenue recognized from performance obligations satisfied within the same period	(4,137)	(3,513)
Ending balance	$36,783	$37,146

During the six months ended June 30, 2024, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $9.6 million. This balance consisted of approximately a net $0.1 million related to BGI Genomics and Foundation Medicine and $9.5 million related to genetic testing services. The current portion of deferred revenue includes $14.8 million from genetic testing services, $0.5 million from BGI Genomics, and $3.0 million from the Foundation Medicine Agreement as of June 30, 2024. The non-current portion of deferred revenue consists of $18.4 million from the BGI Genomics Agreement as of June 30, 2024.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2024				December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$796,798	$—	$—	$796,798	$642,095	$—	$—	$642,095
U.S. Treasury securities	58,814	—	—	58,814	200,418	—	—	200,418
Municipal securities	—	31,485	—	31,485	—	36,464	—	36,464
Total financial assets	$855,612	$31,485	$—	$887,097	$842,513	$36,464	$—	$878,977

(1)	Cash equivalents includes money market deposits and liquid demand deposits.

Fair Value of Short-Term and Long-Term Debt:

As of June 30, 2024 and December 31, 2023, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.4 million, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short term duration and variable interest rate.

As of June 30, 2024 and December 31, 2023, the estimated fair value of the Convertible Notes was $800.7 million and $491.8 million, respectively, based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. See Note 10, Debt, for additional details and carrying value.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$796,798	$—	$—	$796,798	$642,095	$—	$—	$642,095
U.S. Treasury securities (1)	58,923	—	(109)	58,814	201,522	14	(1,118)	200,418
Municipal securities (1)	32,556	—	(1,071)	31,485	38,091	—	(1,627)	36,464
Total	$888,277	$—	$(1,180)	$887,097	$881,708	$14	$(2,745)	$878,977

Classified as:
Cash, cash equivalents and restricted cash (2)				796,798				642,095
Short-term investments				90,299				236,882
Total				$887,097				$878,977

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes liquid demand deposits, and money market funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the six months ended June 30, 2024, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of June 30, 2024, the Company had 15 investments in an unrealized loss position in its portfolio. Gross unrealized losses were not material as of June 30, 2024. Gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuer, and as such, the Company did not record a credit loss reserve as of June 30, 2024.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of June 30, 2024, aggregated by major security type in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury securities	$23,923	$—	$34,891	$(109)	$58,814	$(109)
Municipal securities	—	—	31,485	(1,071)	31,485	(1,071)
Total	$23,923	$—	$66,376	$(1,180)	$90,299	$(1,180)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of June 30, 2024:

	June 30, 2024
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$75,440	$75,003
Greater than one year but less than five years	16,039	15,296
Total	$91,479	$90,299

6. Balance Sheet Components

Allowance for doubtful accounts

The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023

	(in thousands)
Beginning balance	$7,252	$5,134
(Reversal of) Provision for doubtful accounts	(185)	446
Write-offs	(46)	—
Total	$7,021	$5,580

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Beginning balance	$6,481	$3,830
Provision for doubtful accounts	744	1,750
Write-offs	(204)	—
Total	$7,021	$5,580

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		June 30,	December 31,
	Useful Life	2024	2023
		(in thousands)
Machinery and equipment	3-5 years	$94,785	$85,626
Computer equipment	3 years	3,040	1,850
Purchased and capitalized software held for internal use	3 years	10,672	11,636
Leasehold improvements	Lesser of useful life or lease term	47,666	38,999
Construction-in-process		41,577	29,392
		197,740	167,503
Less: Accumulated depreciation and amortization		(64,460)	(56,293)
Total Property and Equipment, net		$133,280	$111,210

The Company’s long-lived assets are located in the United States.

During the six months ended June 30, 2024, the increase in net property and equipment was due to expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $13.3 million recorded in the six months ended June 30, 2024. Depreciation expense of $10.2 million was recorded in the six months ended June 30, 2023. The Company did not incur any impairment charges during the six months ended June 30, 2024 or 2023.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Reserves for refunds to insurance carriers	$16,465	$23,245
Accrued charges for third-party testing	10,574	14,823
Testing and laboratory materials from suppliers	14,142	11,229
Marketing and corporate affairs	11,792	10,085
Short term advances	13,899	—
Legal, audit and consulting fees	31,979	43,897
Accrued shipping charges	1,800	3,646
Sales and income tax payable	4,053	3,731
Accrued third-party service fees	8,173	7,111
Clinical trials and studies	7,502	12,126
Operating lease liabilities, current portion	12,384	11,621
Property and equipment purchases	5,330	4,316
Other accrued interest	1,078	1,078
Other accrued expenses	2,060	2,497
Total other accrued liabilities	$141,231	$149,405

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers, and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the six months ending June 30, 2024 and 2023:

	June 30,
	2024	2023

	(in thousands)
Beginning balance	$23,245	$18,948
Additional reserves	1,065	5,148
Refunds to carriers	(3,095)	(963)
Reserves released to revenue	(4,750)	(7,653)
Ending balance	$16,465	$15,480

As of June 30, 2024, the Company had $13.9 million in short term advances obtained as a result of the disruption to Change Healthcare’s network in February 2024 which are due and payable within ten days of demand.

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

For the six months ended June 30, 2024, the Company had $0.6 million in noncash operating activities related to additional right-of-use assets accounted from a new lease and extending existing leases under ASC, Topic 842, Leases

(“ASC 842”). For the six months ended June 30, 2023, the Company did not have any noncash operating activities related to additional right-of-use assets.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$12,384	$11,621
Operating lease liabilities, long-term portion	61,225	67,025
Total operating lease liabilities	$73,609	$78,646

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019. The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of June 30, 2024, the weighted-average remaining lease term was 6.30 years and the weighted-average discount rate was 6.8%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months ended June 30, 2024 and 2023, total lease expense of $3.6 million and $3.7 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the six months ended June 30, 2024 and 2023, total lease expense of $7.2 million and $7.5 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $4.1 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $8.3 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of June 30, 2024 are as follows:

Operating Leases
(in thousands)
As of June 30, 2024
2024 (remaining 6 months)	$8,449
2025	17,155
2026	17,450
2027	14,345
2028	6,675
2029 and thereafter	27,928
92,002
Less: imputed interest	(18,393)
Operating lease liabilities	$73,609

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

In October 2020, the Company filed suit against Genosity Inc. (“Genosity”), in the United States District Court for the District of Delaware, alleging that various Genosity products infringe one of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The case has been stayed pending the entry of a final judgment in the ArcherDX Case, in which the subject patent is also asserted. In February 2024, Genosity filed a voluntary Chapter 11 petiion in the U.S. Bankruptcy Court for the District of New Jersey.

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

In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of certain Natera patents by NeoGenomics’ commercialization of the RaDaR test. The complaint seeks monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024. NeoGenomics filed a motion to modify and stay the injunction, which was denied by the District Court and affirmed on appeal in July 2024 by the Federal Circuit Court of Appeals. NeoGenomics has also filed petitions challenging the validity of both of the asserted patents with the United States Patent and Trademark Office. One of the petitions has been denied.

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

In May 2021, Guardant. Inc. (“Guardant”) filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. Trial is currently scheduled for November 2024.

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

Contractual Commitments

The following table sets forth the Company’s material contractual commitments as of June 30, 2024:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$4,404	December 2024
Material suppliers	35,581	December 2024
Application service providers	4,191	March 2026
Cloud platform service provider	36,599	December 2028
Leases (1)	420	March 2029
Other material suppliers	22,323	Various
Total	$103,518

(1) Represents executed leases which have not commenced. Please refer to Note 7, Leases, for additional information.

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following tables present the stock-based compensation expense recorded for equity classified awards on selected statements of operations line items for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023

	(in thousands)
Cost of revenues	$4,046	$2,838
Research and development	21,957	15,337
Selling, general and administrative	41,408	26,137
Total	$67,411	$44,312

	Six months ended June 30,
	2024	2023

	(in thousands)
Cost of revenues	$7,823	$5,394
Research and development	42,606	29,977
Selling, general and administrative	81,429	49,418
Total	$131,858	$84,789

Additionally, the stock-based compensation expense for liability-classified awards for the three months ended June 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively. The stock-based compensation expense for liability-classified awards for the six months ended June 30, 2024 and 2023 was $0.4 million and $0.5 million, respectively.

Stock Options

The following table summarizes option activity for the six months ended June 30, 2024:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

	(in thousands, except for per share data)
December 31, 2023	5,501	$23.65
Options exercised	(1,078)	$8.02
June 30, 2024	4,423	$27.45

Restricted Stock Units and Performance-Based Awards

The following table summarizes unvested RSU and performance-based awards for the six months ended June 30, 2024:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

	(in thousands, except for per share data)
Balance at December 31, 2023	9,248	$49.50
Granted	4,786	$68.59
Vested	(2,443)	$54.93
Cancelled/forfeited	(253)	$54.27
Balance at June 30, 2024	11,338	$56.59

The Company grants certain senior-level executives performance stock units which vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the six months ended June 30, 2024, the Company granted 0.8 million performance-based awards with an aggregate grant date fair value of $55.0 million. Achievement at 200% of target is deemed probable and as a result, the Company expects to recognize a total of $110.0 million over the requisite service period of which $9.4 million and $16.0 million has been recognized for the three and six months ended June 30, 2024, respectively.

The Company has recognized $22.1 million and $10.2 million in stock-based compensation for performance-based awards for the three months ended June 30, 2024 and 2023, respectively. The Company has recognized $42.8 million and $17.5 million in stock-based compensation for performance-based awards for the six months ended June 30, 2024 and 2023, respectively.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. The interest rate as of June 30, 2024 was 5.84%. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of June 30, 2024, the Company has drawn down a total of $80.0 million and there is $20.0 million remaining and available on the Credit Line.

For both the three months ended June 30, 2024 and 2023, the Company recorded interest expense on the Credit Line of $1.2 million. For both the six months ended June 30, 2024 and 2023, the Company recorded interest expense on the Credit Line of $2.4 million. Interest payments on the Credit Line were made within the same periods. As of June 30, 2024 and December 31, 2023, the total principal amount outstanding with accrued interest was $80.4 million.

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

The first circumstance has been met as of June 30, 2024. However, there were no conversions for the period ending June 30, 2024.

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

Upon adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Heading-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of June 30, 2024 and December 31, 2023 are summarized in the following table:

	June 30, 2024	December 31, 2023

	(in thousands)
Long-Term Debt
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(3,896)	(4,555)
Net carrying amount	$283,604	$282,945

The following tables present total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2024 and 2023:

	Three months ended
	June 30,
	2024	2023

	(in thousands)
Cash interest expense
Contractual interest expense	$1,617	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	330	322
Total interest expense	$1,947	$1,939

	Six months ended June 30,
	2024	2023
	(in thousands)
Cash interest expense
Contractual interest expense	$3,234	$3,234
Non-cash interest expense
Amortization of debt discount and debt issuance cost	658	642
Total interest expense	$3,892	$3,876

11. Income Taxes

During the three months ended June 30, 2024 and 2023, the Company recorded total income tax expense (benefit) of approximately $892,000 and ($282,000), respectively. During the six months ended June 30, 2024 and 2023, the Company recorded total income tax expense (benefit) of approximately $1,320,000 and ($122,000), respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of June 30, 2024. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2024 and December 31, 2023, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

The Convertible Notes are convertible by the holders as of June 30, 2024. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the fair value of the shares issued to settle the Convertible Notes would exceed the Convertible Note principle by $504.2 million based on the closing price of the Company’s common stock as of June 30, 2024. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes have been excluded from the calculation of diluted earnings per share. If converted, the Company does not intend to settle the obligation in cash.

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	(in thousands)
Options to purchase common stock	4,423	5,427
Performance-based awards and restricted stock units	11,338	9,658
Employee stock purchase plan	41	72
Convertible Notes	7,411	7,411
Total	23,213	22,568

13. Subsequent Events

On July 19, 2024, the Company elected to exercise its optional redemption right to redeem all $287.5 million aggregate principal amount of its outstanding 2.25% Convertible Notes due 2027 and instructed Wilmington Trust, National Association, as trustee under the Convertible Notes Indenture (the “Indenture Agreement”) governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The date fixed for the redemption of the Convertible Notes is October 11, 2024 (the “Redemption Date”). The redemption price for the Convertible Notes is equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company elected physical settlement with the Company’s shares of common stock as the settlement method to apply to all conversions of the Convertible Notes. All terms and conditions associated with physical settlement are noted within the terms of the original Indenture Agreement.The conversion rate for holders who convert their Convertible Notes in connection with the Company’s election to redeem the Convertible Notes will be increased by 0.4284 additional shares pursuant to the Indenture Agreement. Based on the conversion terms of the Convertible Notes and the market price of its common stock, the Company expects that substantially all outstanding Convertible Notes will be converted into shares of its common stock prior to the Redemption Date. Should all holders elect to convert their Convertible Notes, approximately 7,534,000 shares of common stock would be issued for settlement.

In July 2024, the Company entered into an amendment of the San Carlos lease to extend the term for 60 months to October 2032. The annual rent will be approximately $10.6 million when the extension commences in October 2027.

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

We process tests in our laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 (or CLIA) in Austin, Texas and San Carlos, California. A portion of our testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests, and research laboratories and pharmaceutical companies. We market and sell our tests through our direct sales force and, for our women’s health tests, through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients, pharmaceutical companies and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers with whom we have in-network contracts. Such insurers reimburse us for our tests pursuant to our in-network contracts with them, based on positive coverage determinations, which means that the insurer has determined that the test in general is medically necessary for this category of patient.

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

During the six months ended June 30, 2024, we processed approximately 1,496,000 tests, comprised of approximately 1,462,800 tests accessioned in our laboratory, compared to approximately 1,243,400 tests processed, comprised of approximately 1,206,700 tests accessioned in our laboratory, during the six months ended June 30, 2023. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2024 was 95%, an increase compared to 90% for the six months ended June 30, 2023. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2024 was 3%, a decrease compared to 7% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the six months ended June 30, 2024 was 2%, a decrease from 3% in the six months ended June 30, 2023.

For the six months ended June 30, 2024, total revenues were $781.1 million compared to $503.2 million in the six months ended June 30, 2023. Product revenues accounted for $776.0 million, 99% of total revenues for the six months ended June 30, 2024 compared to $496.1 million representing 99% of total revenues for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $16.8 million, representing approximately 2% of total revenues for the six months ended June 30, 2024. For the six months ended June 30, 2023, revenues from customers outside the United States were $16.6 million, representing approximately 3% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the six months ended June 30, 2024 and 2023 was $105.1 million and $247.7 million, respectively. This included non-cash stock compensation expense of $131.9 million and $84.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $2.5 billion.

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

Entering into in-network contracts continues to be an important part of our business strategy, as we believe that in-network coverage of our tests by third-party payers is crucial to our growth and long-term success, as in-network pricing is more predictable than out-of-network pricing, enables us to develop stable, long-term relationships with third-party payers, and provides access to a larger population of covered lives. However, the negotiated fees under our contracts with third party payers are typically lower than the list price of our tests, and in some cases the third party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for microdeletions screening. Therefore, being in network with third party payers has in the past had, and may in the future have, an adverse impact on our revenues and gross margins. We intend to mitigate any impact by driving more business from our most profitable accounts.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$411,364	$258,256	$153,108	59.3%
Licensing and other revenues	1,987	3,148	(1,161)	(36.9)
Total revenues	413,351	261,404	151,947	58.1
Cost and expenses
Cost of product revenues	169,850	142,808	27,042	18.9
Cost of licensing and other revenues	329	341	(12)	(3.5)
Research and development	89,109	78,173	10,936	14.0
Selling, general and administrative	197,965	152,508	45,457	29.8
Total cost and expenses	457,253	373,830	83,423	22.3
Loss from operations	(43,902)	(112,426)	68,524	61.0
Interest expense	(3,127)	(3,177)	50	1.6
Interest and other income, net	10,457	4,518	5,939	131.5
Loss before income taxes	(36,572)	(111,085)	74,513	67.1
Income tax (expense) benefit	(892)	282	(1,174)	(416.3)
Net loss	$(37,464)	$(110,803)	$73,339	66.2%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $151.9 million, or 58.1%, when compared to the three months ended June 30, 2023.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended June 30, 2024, total reported units were approximately 725,200, comprised of approximately 709,800 tests reported in our laboratory. Comparatively, during the three months ended June 30, 2023, total reported units were approximately 594,900, comprising of approximately 578,200 tests reported in our laboratory. During the three months ended June 30, 2024 and 2023, total oncology units processed were approximately 125,400 and 83,500, respectively.

Product Revenues

During the three months ended June 30, 2024, product revenues increased by $153.1 million, or 59.3%, compared to the three months ended June 30, 2023, primarily as a result of the continued revenue growth from increased test volumes, average selling price improvements, as well as cash receipts during the quarter related to tests delivered in prior periods that were fully collected.

Licensing and Other Revenues

Licensing and other revenues decreased by $1.2 million, or 36.9%, during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended June 30, 2024, cost of product revenues increased compared to the three months ended June 30, 2023 by approximately $27.0 million, or 18.9%, primarily due to a $13.1 million increase in third-party fees, higher costs related to inventory consumption of $7.5 million driven by an increase in accessioned cases, and a $6.4 million increase in equipment and related depreciation expense, labor, overhead, shipping and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023, was flat, primarily due to minimal change in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the three months ended June 30, 2024, increased by $10.9 million, or 14.0%, when compared to the three months ended June 30, 2023. The increase was attributable to a $11.5 million increase in salary and related compensation expenditures, which includes a $7.0 million increase in stock-based compensation expense. This was offset by a $0.6 million net decrease in lab and clinical trial related expenses, consulting, travel, office, facilities, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $45.5 million, or 29.8%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was attributable to a $26.6 million increase in salary and related compensation expenditures, which includes a $15.4 million increase in stock-based compensation expense, a $4.1 million increase in consulting and legal expenses, a $4.0 million increase in marketing expenses, a $5.0 million increase in vendor expenses, and a $5.8 million increase in travel, facilities, office and other costs.

Interest Expense

Interest expense decreased by $0.1 million in the three months ended June 30, 2024 compared to the same period in the prior year. The interest expense decreased primarily as a result of the slight decrease in interest rate.

Interest and Other Income

Interest and other income for the three months ended June 30, 2024 increased $5.9 million compared to the same period in the prior year, primarily due to greater cash and investment balances driving higher interest income.

Comparison of the six months ended June 30, 2024 and 2023

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$776,036	$496,053	$279,983	56.4%
Licensing and other revenues	5,056	7,107	(2,051)	(28.9)
Total revenues	781,092	503,160	277,932	55.2
Cost and expenses
Cost of product revenues	328,683	290,562	38,121	13.1
Cost of licensing and other revenues	636	711	(75)	(10.5)
Research and development	177,746	160,479	17,267	10.8
Selling, general and administrative	392,243	302,135	90,108	29.8
Total cost and expenses	899,308	753,887	145,421	19.3
Loss from operations	(118,216)	(250,727)	132,511	52.9
Interest expense	(6,251)	(6,238)	(13)	(0.2)
Interest and other income, net	20,724	9,103	11,621	127.7
Loss before income taxes	(103,743)	(247,862)	144,119	58.1
Income tax (expense) benefit	(1,320)	122	(1,442)	(1,182.0)
Net loss	$(105,063)	$(247,740)	$142,677	57.6%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues increased by $277.9 million, or 55.2%, when compared to the six months ended June 30, 2023.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks overall volume growth. During the six months ended June 30, 2024, total reported units were approximately 1,404,600, comprised of approximately 1,373,300 tests reported in our laboratory. Comparatively, during the six months ended June 30, 2023, total reported units were approximately 1,178,300, comprising of approximately 1,144,200 tests reported in our laboratory. During the six months ended June 30, 2024 and 2023, total oncology units processed were approximately 240,200 and 154,500, respectively.

Product Revenues

During the six months ended June 30, 2024, product revenues increased by $280.0 million, or 56.4% compared to the six months ended June 30, 2023, primarily as a result of the continued revenue growth from increased test volumes, average selling price improvements, as well as cash receipts during the quarter related to tests delivered in prior periods that were fully collected.

Licensing and Other Revenues

Licensing and other revenues decreased by $2.1 million, or 28.9%, during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the six months ended June 30, 2024, cost of product revenues increased compared to the six months ended June 30, 2023 by approximately $38.1 million, or 13.1%, due to a $14.8 million increase in third-party fees, higher costs related to inventory consumption of $11.3 million driven by an increase in accessioned cases, and a $12.0 million increase in shipping, equipment and related depreciation expense, labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, decreased by $0.1 million, or 10.5%, primarily due to a net decrease in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the six months ended June 30, 2024, increased by $17.3 million, or 10.8%, when compared to the six months ended June 30, 2023. The increase was attributable to an increase of $19.5 million increase in salary and related compensation expenditures, which includes a $13.3 million increase in stock-based compensation expense, and a $1.8 million net increase in consulting, office, facilities, and other expenses. This was offset by a decrease of $4.0 million in lab and clinical trial related expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $90.1 million, or 29.8%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was attributable to an increase of $52.5 million increase in salary and related compensation expenditures, which includes a $32.1 million increase in stock-based compensation expense, a $20.3 million increase in consulting and legal expenses, a $8.9 million increase in vendor expenses, and a $8.4 million increase in marketing, travel, facilities, office and other costs.

Interest Expense

Interest expense was flat in the six months ended June 30, 2024 compared to the same period in the prior year.

Interest and Other Income

Interest and other income for the six months ended June 30, 2024 increased $11.6 million compared to the same period in the prior year, primarily due to greater cash and investment balances driving higher interest income.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2024, we had a net loss of $105.1 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2024, we had an accumulated deficit of $2.5 billion. As of June 30, 2024, we had $796.8 million in cash and cash equivalents and restricted cash, $90.3 million in marketable securities, $80.4 million of outstanding balance under the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. As of June 30, 2024, we had $20.0 million remaining and available on the Credit Line.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 8, 2024.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of June 30, 2024, the total principal amount outstanding with accrued interest was $80.4 million and $20.0 million is remaining as available under the Credit Line.

Convertible Notes

In April 2020, we issued $287.5 million aggregate principal amount of Convertible Notes in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.25% per year, payable in cash semi-annually in arrears in May and November of each year, beginning in November 2020. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. On July 19, 2024, we elected to exercise our optional redemption right to redeem all $287.5 million aggregate principal amount of our outstanding 2.25% Convertible Notes due 2027 and instructed Wilmington Trust, National Association, as trustee under the Indenture Agreement governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The Redemption Date fixed for the redemption of the Convertible Notes is October 11, 2024. The redemption price for the Convertible Notes is equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. We elected physical settlement with shares of our common stock as the settlement method to apply to all conversions of the Convertible Notes. Based on the conversion terms of the Convertible Notes and the market price of our common stock, we expect that substnaitally all outstanding Convertible Notes will be converted into shares of our common stock prior to the Redemption Date. As a result, we do not expect that our redemption of the Convertible Notes will have a material effect on our liquidity. Should all holders elect to convert their Convertible Notes, approximately 7,534,000 shares of common stock would be issued for settlement.

We received net proceeds from the Convertible Notes of $278.3 million, after deducting the initial purchasers’ discounts and debt issuance costs. We used approximately $79.2 million of the net proceeds from the Convertible Notes offering to repay our obligations under our credit agreement with OrbiMed Royalty Opportunities II, LP.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Cash provided by (used in) operating activities	$30,991	$(159,651)
Cash provided by investing activities	106,202	63,060
Cash provided by financing activities	17,510	11,613
Net change in cash, cash equivalents and restricted cash	154,703	(84,978)
Cash, cash equivalents and restricted cash, beginning of period	642,095	466,091
Cash, cash equivalents and restricted cash, end of period	$796,798	$381,113

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities during the six months ended June 30, 2024 was $31.0 million. The net loss of $105.1 million includes $154.5 million in non-cash charges resulting from $15.0 million of depreciation and amortization, $131.9 million of stock-based compensation expense, $7.2 million of non-cash lease expense, $0.6 million for amortization of debt discount and issuance cost, and $0.4 million for foreign exchange adjustment, offset by a $0.6 million decrease in premium amortization and discount accretion on investment securities. Operating assets had cash outflows of $36.9 million resulting from a $57.6 million increase in accounts receivable, a $0.2 million increase in inventory, offset by a $20.9 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $18.5 million resulting from a $16.7 million increase in accounts payable, $19.7 million increase in accrued compensation and a $1.0 million increase in deferred revenue, offset by, a $8.3 million decrease in lease liabilities and a $10.6 million decrease in other accrued liabilities.

Cash used in operating activities during the six months ended June 30, 2023 was $159.7 million. The net loss of $247.7 million includes $107.5 million in non-cash charges resulting from $10.2 million of depreciation and amortization, $2.7 million in-process research and development, $1.5 million premium amortization and discount accretion on investment securities, $84.8 million of stock-based compensation expense, $7.4 million of non-cash lease expense, $0.6 million for amortization of debt discount and issuance cost, and $0.3 million for foreign exchange adjustment. Operating assets had cash outflows of $10.4 million resulting from a $15.7 million increase in accounts receivable, a $7.3 million increase in inventory, offset by a $12.6 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash outflows of $9.1 million resulting from a $9.0 million decrease in accounts payable, a $11.2 million decrease in other accrued liabilities and a $5.2 million decrease in lease liabilities, offset by a $9.9 million increase in accrued compensation and a $6.4 million increase in deferred revenue.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 totaled $106.2 million, which was comprised of $221.5 million from proceeds of investments maturities, offset by $72.8 million in purchasing of new investments, $32.0 million in acquisitions of property and equipment and $10.5 million in asset acquisition.

Cash provided by investing activities for the six months ended June 30, 2023 totaled $63.1 million, which was comprised of $83.2 million from proceeds of investments maturities, offset by $20.2 million in acquisitions of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024, totaled $17.5 million which was comprised of $8.6 million from proceeds from the exercise of stock options and $8.9 million from the issuance of common stock under the employee stock purchase plan.

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

Operating leases

Our lease commitments consist of $0.3 million of payments, which will be paid over the terms of the leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), as of June 30, 2024. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line had an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of June 30, 2024. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $0.9 million annually in relation to amounts we would expect to earn, based on our short-term investments as of June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5         OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption or termination of a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, each as defined in Regulation S-K Item 408.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated August 1, 2024.					X
10.2	Amended and Restated 2015 Equity Incentive Plan	8-K	001-37478	10.1	June 18, 2024
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

NATERA, INC.

Date: August 8, 2024	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)