Form 10-Q
period 2024-09-30
Natera, Inc.
filed 2024-11-12
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 132,020,816.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding revenue, expenses and other operating results;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama, Horizon, and Signatera;
●	our ability to increase demand and reimbursement for our tests;
●	our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities, expand our product offerings to include new tests, and expand adoption of our current and future technologies through Constellation, our cloud-based distribution model;
●	our efforts to successfully develop and commercialize, or enhance, our products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies, including a recently enacted rule from the FDA that would classify our tests as medical devices, and to successfully operate our business in response to changes in such requirements, programs and policies;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	the effect of improvements in our cost of revenues;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of our current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;

●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results, including our revenue recognition assumptions and estimates; and
●	anticipated trends and challenges in our business and the markets in which we operate.

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$892,844	$642,095
Short-term investments	29,490	236,882
Accounts receivable, net of allowance of $6,252 and $6,481 at September 30, 2024 and December 31, 2023, respectively	306,876	278,289
Inventory	48,724	40,759
Prepaid expenses and other current assets, net	44,631	60,524
Total current assets	1,322,565	1,258,549
Property and equipment, net	142,170	111,210
Operating lease right-of-use assets	87,856	56,537
Other assets	38,356	15,403
Total assets	$1,590,947	$1,441,699
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,834	$14,998
Accrued compensation	49,051	45,857
Other accrued liabilities	126,176	149,405
Deferred revenue, current portion	17,886	16,612
Short-term debt financing	80,469	80,402
Total current liabilities	301,416	307,274
Long-term debt financing	286,549	282,945
Deferred revenue, long-term portion and other liabilities	25,504	19,128
Operating lease liabilities, long-term portion	98,953	67,025
Total liabilities	712,422	676,372

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2024 and December 31, 2023; 124,137 and 119,581 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	3,393,369	3,145,837
Accumulated deficit	(2,514,091)	(2,377,436)
Accumulated other comprehensive loss	(765)	(3,085)
Total stockholders’ equity	878,525	765,327
Total liabilities and stockholders’ equity	$1,590,947	$1,441,699

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues
Product revenues	$436,127	$265,218	$1,212,163	$761,271
Licensing and other revenues	3,631	3,088	8,687	10,195
Total revenues	439,758	268,306	1,220,850	771,466
Cost and expenses
Cost of product revenues	167,657	146,962	496,340	437,524
Cost of licensing and other revenues	354	349	990	1,060
Research and development	96,931	77,235	274,677	237,714
Selling, general and administrative	214,154	154,742	606,397	456,877
Total cost and expenses	479,096	379,288	1,378,404	1,133,175
Loss from operations	(39,338)	(110,982)	(157,554)	(361,709)
Interest expense	(3,142)	(3,252)	(9,393)	(9,490)
Interest and other income, net	11,618	5,406	32,342	14,509
Loss before income taxes	(30,862)	(108,828)	(134,605)	(356,690)
Income tax expense	(730)	(202)	(2,050)	(80)
Net loss	$(31,592)	$(109,030)	$(136,655)	$(356,770)
Unrealized gain on available-for-sale securities, net of tax	593	3,807	2,320	10,966
Comprehensive loss	$(30,999)	$(105,223)	$(134,335)	$(345,804)

Net loss per share (Note 12):
Basic and diluted	$(0.26)	$(0.95)	$(1.12)	$(3.14)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	123,775	115,171	122,486	113,559

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2024	123,365	$12	$3,320,365	$(1,358)	$(2,482,499)	$836,520
Issuance of common stock upon exercise of stock options	247	—	1,720	—	—	1,720
Vesting of restricted stock units	525	—	—	—	—	—
Stock-based compensation	—	—	71,284	—	—	71,284
Unrealized gain on available-for sale securities	—	—	—	593	—	593
Net loss	—	—	—	—	(31,592)	(31,592)
Balance as of September 30, 2024	124,137	$12	$3,393,369	$(765)	$(2,514,091)	$878,525

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(3,085)	$(2,377,436)	$765,327
Issuance of common stock upon exercise of stock options	1,325	—	10,368	—	—	10,368
Issuance of common stock under the employee stock purchase plan	263	—	8,862	—	—	8,862
Issuance of stock for bonuses	270	—	24,071	—	—	24,071
Vesting of restricted stock units	2,698	1	—	—	—	1
Stock-based compensation	—	—	204,231	—	—	204,231
Unrealized gain on available-for sale securities	—	—	—	2,320	—	2,320
Net loss	—	—	—	—	(136,655)	(136,655)
Balance as of September 30, 2024	124,137	$12	$3,393,369	$(765)	$(2,514,091)	$878,525

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	114,051	$11	$2,795,714	$(9,203)	$(2,190,375)	$596,147
Issuance of common stock upon exercise of stock options	48	—	562	—	—	562
Issuance of common stock for public offering, net	4,550	—	235,441	—	—	235,441
Vesting of restricted stock units	341	—	—	—	—	—
Stock-based compensation	—	—	57,731	—	—	57,731
Unrealized gain on available-for sale securities	—	—	—	3,807	—	3,807
Net loss	—	—	—	—	(109,030)	(109,030)
Balance as of September 30, 2023	118,990	$11	$3,089,448	$(5,396)	$(2,299,405)	$784,658

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	111,255	$11	$2,664,730	$(16,362)	$(1,942,635)	$705,744
Issuance of common stock upon exercise of stock options	265	—	3,501	—	—	3,501
Issuance of common stock under the employee stock purchase plan	219	—	8,674	—	—	8,674
Issuance of stock for bonuses	349	—	19,771	—	—	19,771
Issuance of common stock for IPR&D milestone	336	—	14,435	—	—	14,435
Issuance of common stock for public offering, net	4,550	—	235,441	—	—	235,441
Vesting of restricted stock units	2,016	—	—	—	—	-
Stock-based compensation	—	—	142,896	—	—	142,896
Unrealized gain on available-for sale securities	—	—	—	10,966	—	10,966
Net loss	—	—	—	—	(356,770)	(356,770)
Balance as of September 30, 2023	118,990	$11	$3,089,448	$(5,396)	$(2,299,405)	$784,658

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Operating activities
Net loss	$(136,655)	$(356,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,178	17,186
Expensed in-process research and development	—	2,679
Amortization of premiums and accretion of purchase discounts on investment securities	(633)	1,929
Stock-based compensation	202,502	142,376
Non-cash lease expense	11,169	11,011
Non-cash expense recovery	(80)	—
Amortization of debt discount and issuance cost	991	966
Foreign exchange adjustment	356	265
Non-cash interest expense	2,680	85
Changes in operating assets and liabilities:
Accounts receivable	(28,587)	(10,762)
Inventory	(7,965)	(6,669)
Prepaid expenses and other assets	13,663	7,356
Accounts payable	10,841	(8,951)
Accrued compensation	27,265	15,177
Operating lease liabilities	(12,484)	(8,424)
Other accrued liabilities	(22,526)	(2,072)
Deferred revenue	(938)	5,268
Cash provided by (used in) operating activities	82,777	(189,350)

Investing activities
Purchases of investments	(122,010)	—
Proceeds from sale of investments	24,822	—
Proceeds from maturity of investments	307,400	173,500
Purchases of property and equipment, net	(48,305)	(29,147)
Investment in related party	(2,670)	—
Cash paid for acquisition of intangible assets	(10,495)	—
Cash provided by investing activities	148,742	144,353

Financing activities
Proceeds from exercise of stock options	10,368	3,501
Proceeds from the issuance of common stock under the employee stock purchase plan	8,862	8,674
Proceeds from public offering, net of issuance cost	—	235,441
Cash provided by financing activities	19,230	247,616

Net change in cash, cash equivalents and restricted cash	250,749	202,619
Cash, cash equivalents and restricted cash, beginning of period	642,095	466,091
Cash, cash equivalents and restricted cash, end of period	$892,844	$668,710

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,785	$6,907

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$854	$(1,168)
Acquisition of warrants and warrant receivable	$9,424	$—
Amounts accrued for acquisition of intangible assets	$1,400	$—
Issuance of common stock for IPR&D acquisition	$—	$14,435
Issuance of common stock for bonuses	$24,071	$19,771
Stock-based compensation included in capitalized software development costs	$1,729	$520

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the “Company”) was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change the management of disease worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with its statistical algorithms which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. The Company focuses on applying its technology to three main areas of healthcare – women’s health, oncology and organ health. In the women’s health space, the Company develops and commercializes non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. In oncology, the Company commercializes, among others, a personalized blood-based DNA test to detect molecular residual disease and monitor for disease recurrence across a broad range of cancer types. The Company’s third area of focus is organ health, with tests to assess kidney, heart, and lung transplant rejection as well as genetic testing for chronic kidney disease. The Company operates laboratories in Austin, Texas and San Carlos, California, certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2024, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (filed on February 29, 2024).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $136.7 million for the nine months ended September 30, 2024 and an accumulated deficit of $2.5 billion as of September 30, 2024. As of September 30, 2024, the Company had $892.8 million in cash, cash equivalents, and restricted cash, $29.5 million in marketable securities, an $80.4 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest and $287.5 million of outstanding principal on its 2.25% Convertible Senior Notes (the “Convertible Notes”). The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line. As of September 30, 2024, the Company had $20.0 million remaining and available on its Credit Line.

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

On July 19, 2024, the Company announced its decision to redeem all of its outstanding 2.25% Convertible Senior Notes due 2027. The redemption was completed on October 11, 2024 (the “Redemption Date”). The redemption price for the Convertible Notes equaled 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company elected physical settlement with shares of its common stock as the settlement method to apply to all conversions of the Convertible Notes. On the Redemption Date, $287.4 million of Convertible Notes were redeemed for approximately 7.5 million shares of the Company’s common stock under the terms of the redemption notice. The remaining Convertible Notes not redeemed under the redemption notice were converted in exchange for cash at face value plus any accrued interest totaling $0.1 million. As such, the Company’s redemption of its Convertible Notes did not have a material effect on its liquidity.

In September 2023, the Company completed an underwritten equity offering and sold 4,550,000 shares of its common stock at a price of $55 per share to the public. Before estimated offering expenses of $0.4 million, the Company received proceeds of approximately $235.8 million net of the underwriting discount.

On September 10, 2021, the Company entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development primarily in exchange for an equity consideration payment. In addition, pursuant to the agreement, certain employees of the third party became employees of the Company. The third party was a biotechnology company focused on oncology. The total upfront acquisition consideration amounted to $35.6 million, composed of the issuance of 276,346 shares of the Company's common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset. The Company accounted for the transaction as an asset acquisition as substantially all of the estimated fair value of the gross assets acquired was concentrated in a single identified in-process research and development asset (“IPR&D”), thus satisfying the requirements of the screen test in Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of Business. The estimated fair value of the acquired workforce was not significant. The Company concluded the acquired IPR&D has no alternative-future use and accordingly expensed approximately $35.6 million, on the day the transaction closed as research and development expense, which was reflected in its consolidated statement of operations.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after November 12, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiaries. The Company established a subsidiary that operates in the state of Texas to support the Company’s laboratory and operational functions. The Company also established a subsidiary that operates in Canada following the acquisition of the IPR&D asset. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include the allowance for doubtful accounts, determining the incremental borrowing rate to calculate operating right-of-use assets and the associated lease liabilities, the average useful life for property and equipment including impairment estimates, deferred revenues associated with unsatisfied performance obligations, accrued liability for potential refund requests, stock-based compensation, the fair value of options, income tax uncertainties, and the expected consideration to be received from contracts with customers, insurance payors, and patients. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

The Company classifies its investments as Level 1 or 2 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. The Company holds Level 2 securities, which are initially valued at the transaction price and subsequently valued by a third-party service provider using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company performs certain procedures to corroborate the fair value of these holdings.

Available-for-sale debt securities. The amended guidance from ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus has not recorded an expected credit loss for its investment portfolio. Further, gross unrealized losses on available for sale securities were not material at September 30, 2024.

Accounts Receivable

Trade accounts receivable and other receivables. The allowance for doubtful accounts for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for three months and nine months ended September 30, 2024 and 2023. The Company recognizes revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) and applies a constraint to the estimated variable consideration such that it is not probable that a significant reversal will occur. When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds. After applying the ASC 606 constraint, the Company assessed for credit losses and allowance for doubtful accounts and determined an incremental credit loss was not needed given the quality of the insurance payors from whom such receivables are expected to be collectible and the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for doubtful accounts against accounts receivable for insurance and patient payors due to the average selling price calculations, which already incorporate these risks as net receivables are recorded.

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

The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. A write down of specifically identified unusable, obsolete, slow-moving or known unsalable inventory in the period is first recognized by using a number of factors including product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. The Company makes assumptions about future demand, market conditions and the release of new products that may supersede older products; however, if actual market conditions are less favorable than anticipated, additional inventory write-downs may be required.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Beginning balance	$(1,358)	$(9,203)	$(3,085)	$(16,362)
Net unrealized gain on available-for-sale securities, net of tax and foreign currency translation adjustment	593	3,807	2,320	10,966
Ending balance	$(765)	$(5,396)	$(765)	$(5,396)

The change in net unrealized loss on available-for-sale securities is due to the impact of changes in interest rates on the value of fixed-rate investments and not due to any credit deterioration. Further, due to the short-term nature of these investments, the Company has the ability and intention to hold any such investments until maturity and does not expect to realize any material investment losses. As such, the Company has assessed the unrealized loss position for available-for-sale securities and determined that an allowance for credit loss was not necessary.

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

The Company uses the most likely amount method of estimating variable consideration. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable, and is primarily based on historical cash collections for tests delivered, as adjusted for current expectations. Current expectations of cash collections factor in changes in reimbursement rate trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage.  For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio approach to estimate variable consideration. When assessing the total variable consideration expected to be received from insurance carriers and patients, the Company considers both the magnitude and likelihood of a revenue reversal in the determination of the percentage of revenues to further constrain for estimated refunds.

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

Related Party

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million. In August 2024, the Company participated in a subsequent round of series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors. The Company’s investment in MyOme is recorded at cost and no impairment was identified as of September 30, 2024. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 23.6% of the outstanding shares of MyOme on a fully dilutive basis;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of MyOme;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of MyOme; and

●	Roelof Botha, the Lead Independent Director of the Company’s board of directors, is a managing member of Sequoia Capital. Certain funds affiliated with Sequoia Capital also participated in MyOme’s series B financing.

None of the related party investments in MyOme by our executives and directors noted above were at the behest of the Company nor funded by the Company.

In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties will partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company will assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme's common stock at an exercise price of $0.25 per share, which will vest upon a MyOme liquidity event (as such terms are defined in MyOme's certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of Myome’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. As these warrants have not yet been granted and issued by MyOme, the Company recorded these warrants as a receivable on its condensed consolidated balance sheet as of September 30, 2024.

The warrants were valued using the Black-Scholes valuation model on the date of issuance or the date they became receivable from MyOme and are accounted for using the measurement alternative. No impairment was identified as of September 30, 2024. The warrants and warrant receivable have been included within other assets and allocated between short-term and long-term liabilities on the condensed consolidated balance sheet, which will be recognized as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement. Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme’s Series B Preferred Stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. Should the Company exercise all its MyOme common and series B preferred stock warrants, with the series B preferred stock held, the Company would own an accumulated 12.6% of MyOme on a fully diluted basis. This excludes the 2,080,565 shares of MyOme’s series B preferred stock warrant receivable. As of September 30, 2024 and December 31, 2023, the Company’s carrying amount of ownership interest in MyOme was $6.7 million and $4.0 million, respectively, on its condensed consolidated balance sheet. The carrying value of the warrants and warrant receivable as of September 30, 2024 and December 31, 2023 was $9.4 million and zero, respectively, on the condensed consolidated balance sheet.

Risk and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, restricted cash, accounts receivable and investments. The Company limits its exposure to loss by placing its cash in financial institutions with high credit ratings. The Company's cash may consist of deposits held with banks that may at times exceed federally insured limits of $250,000 per customer. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

For the three and nine months ended September 30, 2024, and 2023, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2024 and December 31, 2023, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For both the three months ended September 30, 2024 and 2023, approximately 12.6% of total revenue were paid by Medicare on behalf of multiple customers. For the nine months ended September 30, 2024 and 2023, approximately 11.5% and 13.0%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. As of September 30, 2024 and December 31, 2023, approximately 10.9% and 10.2%, respectively, of accounts receivable are expected to be paid by Medicare on behalf of multiple customers.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes the adoption of accounting standards updates recently issued that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

Product Revenues

Product revenues are derived by performing genetic testing services and the Company’s performance obligation is complete when test results are delivered to a laboratory or patient (each a customer).

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

The total consideration the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable consideration related to disallowed cases, percent of patient responsibility collected, refunds and reserves, and is estimated using the most likely amount method. For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio of relevant historical data to estimate variable consideration and total collections for the Company’s products. The Company constrains the estimated variable consideration when it determines it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The consideration expected from laboratory partners usually includes a fixed amount, but it can be variable depending on the volume of tests performed, and the Company determines the variable consideration using the expected value approach. For laboratory partners and patients, the Company allocates the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds.

The Company enters into contracts with insurance carriers with primarily payment terms related to tests provided to patients who have health insurance coverage. Insurance carriers are considered third-party payers on behalf of the patients, and the patients are considered the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, the Company sells tests to a number of domestic and international laboratory partners and identifies the laboratory partners as customers, provided that there is a test services agreement between the two parties.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within nine months with the remaining collections generally taking an additional six months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a reversal of revenue in a future period. Given the historical uncertainties with respect to the timing and extent of cash collections for test services provided, sufficient evidence is obtained once cash collected exceeds the amount of revenue recognized during a given period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended September 30, 2024 and 2023, the Company increased revenue by a net of $34.5 million and $2.2 million, respectively, for collections related to tests delivered in prior periods that were fully collected (including an estimate of unapplied receipts). The increased revenue and decreased net loss resulted in a corresponding decrease in loss per share by $0.28 and $0.02 for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company increased revenue for collected cash in excess of initial revenue recognized by a net of $108.1 million for collections related to tests delivered in prior periods that were fully collected (including an estimate of unapplied receipts). The increased revenue and decreased net loss resulted in a corresponding decrease in loss per share by $0.88 for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company reduced revenue by a net of $3.7 million for a reduction in expected collections related to tests delivered in prior periods. The decreased revenue and increased net loss resulted in a corresponding increase in loss per share by $0.03 for the nine months ended September 30, 2023.

As of September 30, 2024, the Company had $26.9 million in cash receipts which had not yet been applied to specific accounts receivables. The Company reviewed the historical unapplied payment trends, and, within the unapplied cash receipts of $26.9 million, the Company estimated approximately $2.5 million was related to tests delivered in prior periods that were fully collected.  Additionally, as overpayments were not material in prior years, the Company accounted for temporary unapplied balances as of September 30, 2024, as contra accounts receivable on the Balance Sheet. As of December 31, 2023, the unapplied accounts receivable balance was $1.3 million.

Product revenue is constrained for refunds estimated to be paid to insurance carriers. Certain refunds are recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the three months ended September 30, 2024 and 2023, the reserves for refunds to insurance carriers were reduced and product revenue increased by $0.7 million and $1.2 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.01 for both the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the reserves for refunds to insurance carriers were reduced and product revenue increased by $4.5 million and $7.7 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.04 and $0.07 for the nine months ended September 30, 2024 and 2023, respectively.

In addition, certain other refunds are recognized as a reduction to accounts receivable until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related reserve is reduced with a corresponding increase to revenue. During the three months ended September 30, 2024, the reserves for refunds to insurance carriers were reduced and product revenue increased by $2.9 million for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.02 for the three months ended September 30, 2024. During the nine months ended September 30, 2024, the reserves for refunds to insurance carriers were reduced and product revenue increased by $7.1 million for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and decreased net loss resulted in a decreased loss per share by $0.06 for the nine months ended September 30, 2024. There was no such adjustment in the three and nine months ended September 30, 2023.

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

Constellation

The laboratory partners with whom the Company enters into a licensing arrangement represent the licensees and are identified as customers. The licensees do not have the right to possess the Company’s software, but rather receive services through the cloud software. These arrangements often include: (i) the delivery of the services through the cloud software, (ii) the necessary support and training, and (iii) the IVD kits to be consumed as tests are processed. The Company does not consider the software as a service, the support or the training as being distinct in the context of such arrangements, and therefore, these items are combined as a single performance obligation. The software, support and training are delivered simultaneously to the licensees over the term of the arrangement.

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

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services; therefore, license and related development services for each of the non-invasive prenatal tests (“NIPTs”) and Oncology products, represents two separate performance obligations, to which $24.0 million of transaction consideration was allocated. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

As of December 31, 2023, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the nine months ended September 30, 2023, the Company recognized $1.1 million related to oncology assay interpretation services, of which $0.7 million was recognized against deferred royalties. During the nine months ended September 30, 2024, the Company recognized $1.5 million related to oncology assay interpretation services, of which $1.4 million was recognized against deferred royalties. The Company currently has $17.4 million in deferred revenue related to this agreement as of September 30, 2024.

As required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments are for equipment and services to be received in future periods, which was assessed as a standalone transaction that did not reduce revenue, aggregated to $10.0 million and was originally recorded in long-term assets on the Company’s Consolidated Balance Sheet and will be periodically assessed for impairment. During both the three and nine months ended September 30, 2024, $0.4 million in equipment and services was received.  During the three and nine months ended September 30, 2023, $1.4 million and $4.0 million, respectively, in equipment and services was received. As of September 30, 2024, the remaining advanced payments were $1.0 million recorded in prepaid expenses and other current assets and $3.4 million recorded in other assets.

Foundation Medicine, Inc.

In August 2019, the Company entered into a License and Collaboration Agreement (the “Foundation Medicine Agreement”) with Foundation Medicine to develop and commercialize personalized circulating tumor DNA monitoring assays, for use by biopharmaceutical and clinical customers who order Foundation Medicine’s FoundationOne CDx. The Company and Foundation Medicine will share the revenues generated from both biopharmaceutical and clinical customers in accordance with the terms of the Foundation Medicine Agreement. The Foundation Medicine Agreement had an initial term of five years that expired in August 2024. There was an option for automatic renewals thereafter for successive one-year terms, unless the Foundation Medicine Agreement is terminated in accordance with its terms. The Company and Foundation Medicine have elected not to renew the agreement beyond the initial term.

Pursuant to the Foundation Medicine Agreement, the Company provided development services that are required to customize its proprietary Signatera test to work with Foundation Medicine’s FoundationOne CDx in conjunction with granting the use of the Company’s intellectual property. Following completion of those development services, the Company was currently providing assay testing services over the term of the agreement. The intellectual property had been licensed to Foundation Medicine for the customized test. In addition, the Company was responsible for delivering clinical study plans in order to demonstrate efficacy of the customized test which commenced in the second quarter of 2021.

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

Royalties related to assay interpretation services represent separate performance obligations for Oncology products, to which $5.0 million of transaction consideration was allocated and prepaid by Foundation Medicine. During the three and nine months ended September 30, 2023, the Company recognized ($0.1) million and $0.3 million, respectively, related to oncology assay interpretation services. During the three and nine months ended September 30, 2024, the Company recognized $0.1 million and $0.3 million, respectively, related to oncology assay interpretation services. The Company currently has $3.0 million in deferred revenue related to this agreement as of September 30, 2024.

Disaggregation of Revenues

The Company measures its performance results primarily based on revenues recognized from the three categories described below. The following table shows disaggregation of revenues by payer types:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Insurance carriers	$405,208	$239,780	$1,130,364	$676,680
Laboratory and other partners	27,622	21,731	70,152	71,985
Patients	6,928	6,795	20,334	22,801
Total revenues	$439,758	$268,306	$1,220,850	$771,466

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
United States	$426,274	$259,870	$1,190,559	$746,420
Americas, excluding U.S.	2,002	1,288	5,084	3,652
Europe, Middle East, India, Africa	7,722	5,255	18,339	16,071
Asia Pacific and Other	3,760	1,893	6,868	5,323
Total revenues	$439,758	$268,306	$1,220,850	$771,466

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at
	September 30,	December 31,
	2024	2023

	(in thousands)
Assets:
Accounts receivable, net	$306,876	$278,289
Liabilities:
Deferred revenue, current portion	$17,886	$16,612
Deferred revenue, long-term portion (1)	16,916	19,128
Total deferred revenues	$34,802	$35,740

(1)	– The deferred revenue, long-term portion is included within the “Deferred revenue, long-term portion and other liabilities” line item on the condensed consolidated balance sheets.

The following table summarizes the changes in the balance of deferred revenues during the nine months ended September 30, 2024 and 2023:

	Balance at
	September 30,
	2024	2023

	(in thousands)
Beginning balance	$35,740	$30,778
Increase in deferred revenues	23,968	24,553
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(12,102)	(9,610)
Revenue recognized from performance obligations satisfied within the same period	(12,804)	(9,676)
Ending balance	$34,802	$36,045

During the nine months ended September 30, 2024, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $12.1 million. This balance consisted of approximately a net $1.7 million related to BGI Genomics and Foundation Medicine and $10.4 million related to genetic testing services. The current portion of deferred revenue includes $14.4 million from genetic testing services, $0.5 million from BGI Genomics, and $3.0 million from the Foundation Medicine Agreement as of September 30, 2024. The non-current portion of deferred revenue consists of $16.9 million from the BGI Genomics Agreement as of September 30, 2024.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2024				December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$892,844	$—	$—	$892,844	$642,095	$—	$—	$642,095
U.S. Treasury securities	—	—	—	—	200,418	—	—	200,418
Municipal securities	—	29,490	—	29,490	—	36,464	—	36,464
Total financial assets	$892,844	$29,490	$—	$922,334	$842,513	$36,464	$—	$878,977

(1)	Cash equivalents includes money market deposits and liquid demand deposits.

Fair Value of Short-Term and Long-Term Debt:

As of September 30, 2024 and December 31, 2023, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.4 million, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short term duration and variable interest rate.

As of September 30, 2024 and December 31, 2023, the estimated fair value of the Convertible Notes was $929.1 million and $491.8 million, respectively, based upon observable, Level 2 inputs, including pricing information from recent trades of the Convertible Notes. See Note 10, Debt, for additional details and carrying value.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$892,844	$—	$—	$892,844	$642,095	$—	$—	$642,095
U.S. Treasury securities (1)	—	—	—	—	201,522	14	(1,118)	200,418
Municipal securities (1)	30,034	—	(544)	29,490	38,091	—	(1,627)	36,464
Total	$922,878	$—	$(544)	$922,334	$881,708	$14	$(2,745)	$878,977

Classified as:
Cash, cash equivalents and restricted cash (2)				892,844				642,095
Short-term investments				29,490				236,882
Total				$922,334				$878,977

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes liquid demand deposits, and money market funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the nine months ended September 30, 2024, the Company sold one investment, which resulted in an immaterial gain. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of September 30, 2024, the Company had 9 investments in an unrealized loss position in its portfolio. Gross unrealized losses were not material as of September 30, 2024. Gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuer, and as such, the Company did not record a credit loss reserve as of September 30, 2024.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of September 30, 2024, aggregated by major security type in a continuous loss position.

	Total
	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury securities	$—	$—
Municipal securities	27,990	(544)
Total	$27,990	$(544)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of September 30, 2024:

	September 30, 2024
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$29,034	$28,522
Greater than one year but less than five years	1,000	968
Total	$30,034	$29,490

6. Balance Sheet Components

Allowance for doubtful accounts

The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023

	(in thousands)
Beginning balance	$7,021	$5,580
(Reversal of) Provision for doubtful accounts	(536)	454
Write-offs	(233)	—
Total	$6,252	$6,034

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Beginning balance	$6,481	$3,830
Provision for doubtful accounts	208	2,204
Write-offs	(437)	—
Total	$6,252	$6,034

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		September 30,	December 31,
	Useful Life	2024	2023
		(in thousands)
Machinery and equipment	3-5 years	$104,443	$85,626
Computer equipment	3 years	3,040	1,850
Purchased and capitalized software held for internal use	3 years	11,104	11,636
Leasehold improvements	Lesser of useful life or lease term	48,080	38,999
Construction-in-process		46,631	29,392
		213,298	167,503
Less: Accumulated depreciation and amortization		(71,128)	(56,293)
Total Property and Equipment, net		$142,170	$111,210

The Company’s long-lived assets are located in the United States.

During the nine months ended September 30, 2024, the increase in net property and equipment was due to expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities, offset by depreciation expense of $19.9 million recorded in the nine months ended September 30, 2024. Depreciation expense of $16.1 million was recorded in the nine months ended September 30, 2023. The Company did not incur any impairment charges during the nine months ended September 30, 2024 or 2023.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Reserves for refunds to insurance carriers	$15,778	$23,245
Accrued charges for third-party testing	9,924	14,823
Testing and laboratory materials from suppliers	9,823	11,229
Marketing and corporate affairs	15,526	10,085
Legal, audit and consulting fees	36,535	43,897
Accrued shipping charges	2,180	3,646
Sales and income tax payable	5,061	3,731
Accrued third-party service fees	8,853	7,111
Clinical trials and studies	7,744	12,126
Operating lease liabilities, current portion	9,762	11,621
Property and equipment purchases	3,397	4,316
Other accrued interest	1	1,078
Other accrued expenses	1,592	2,497
Total other accrued liabilities	$126,176	$149,405

Reserves for refunds to insurance carriers include overpayments from and amounts to be refunded to insurance carriers and additional amounts that the Company estimates for potential refund requests during the period. When the Company releases these previously accrued amounts, they are recognized as product revenues in the condensed statements of operations and comprehensive loss.

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the nine months ending September 30, 2024 and 2023:

	September 30,
	2024	2023

	(in thousands)
Beginning balance	$23,245	$18,948
Additional reserves	1,506	7,348
Refunds to carriers	(3,095)	(1,236)
Reserves released to revenue	(5,878)	(8,851)
Ending balance	$15,778	$16,209

During the quarter ended September 30, 2024, the Company repaid $13.8 million in short term advances obtained as a result of the disruption to Change Healthcare’s network in February 2024.

7. Leases

Operating Leases

In September 2015, the Company entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The original lease term was 132 months beginning in December 2015 and expiring in November 2026, with monthly payments beginning in December 2016. In December 2021, the Company entered into an amendment of the Austin lease agreement, which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces (the “First Expansion Premises” and the “Second Expansion Premises”). The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commenced in September 2022. The terms of the First and Second Expansion Premises expire in March 2033.

In October 2016, the Company entered into a lease directly with its landlord for laboratory and office spaces at its facilities located in San Carlos, California. The Company currently occupies approximately 136,000 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet, and the Second Space totals approximately 48,000 square feet. In January 2021, the Company entered into an amendment of the lease to extend the term for 48 months to October 2027. The combined annual rent for the First Space and Second Space is $9.3 million, which commenced in October 2023. In July 2024, the Company entered into an amendment of the San Carlos lease to extend the term for 60 months to October 2032. The annual rent will be approximately $9.7 million beginning January 2025, escalating annually and may be increased if the Company elects to utilize additional tenant improvement allowances.

The Company entered into a lease agreement commencing June 2018 for its cord blood tissue storage facility in Tukwila, Washington that covers approximately 10,000 square feet. The lease term was 62 months and expired in July 2023. The Company had the option to extend this lease for five years, however, since the Company sold its business related to cord blood and tissue storage in September 2019, the Company subleased the facility through the end of the lease and did not exercise its option to renew the facility upon expiration.

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises are used for general office, laboratory and research use. The annual lease payment started at $0.9 million and escalates annually after commencing in December 2021. In December 2022, the Company exercised the renewal option of the South San Francisco lease agreement. In January 2023, the Company entered in an amendment to extend the lease term of the South San Francisco premises by three years, through November 2026.

The Company entered into a lease agreement in September 2023 to lease 16,319 square feet of space located in Pleasanton, California over a 60-month term. The premises are used for laboratory and research use and commenced in December 2023. The annual lease payment started at $0.5 million and escalates annually.

As part of the IPR&D asset acquisition in September 2021, the Company inherited a 24-month lease for 7,107 square feet of laboratory space in Canada. The annual lease payment started at $0.2 million and expired in August 2023.

The Company has also historically entered into leases of individual workspaces and storage spaces at various locations on both a month-to-month basis without an established lease term and, more recently for certain locations, has committed to terms approximating one to five years. For the facilities without a committed lease term, the Company has elected to not recognize them as right-of-use assets on the condensed consolidated balance sheets as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, the Company has recorded a right-of-use asset on the condensed consolidated balance sheets.

For the nine months ended September 30, 2024, the Company had $38.2 million in noncash operating activities related to additional right-of-use assets resulting from a new lease and extending existing leases under ASC, Topic 842, Leases (“ASC 842”). For the nine months ended September 30, 2023, the Company had $0.1 million in noncash operating activities related to additional right-of-use assets.

The operating lease right-of-use assets are classified as noncurrent assets in the balance sheet. The corresponding lease liabilities are separated into current and long-term portions as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$9,762	$11,621
Operating lease liabilities, long-term portion	98,953	67,025
Total operating lease liabilities	$108,715	$78,646

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019 upon the adoption of ASC 842. The operating right-of-use assets were calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of September 30, 2024, the weighted-average remaining lease term was 8.02 years and the weighted-average discount rate was 7.2%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months ended September 30, 2024 and 2023, total lease expense of $4.0 million and $3.6 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the nine months ended September 30, 2024 and 2023, total lease expense of $11.2 million and $11.0 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $4.2 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $12.5 million and $8.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The present value of the future annual minimum lease payments under all non-cancellable operating leases as of September 30, 2024 are as follows:

Operating Leases
(in thousands)
As of September 30, 2024
2024 (remaining 3 months)	$4,315
2025	17,391
2026	17,661
2027	16,997
2028	17,332
2029 and thereafter	70,693
144,389
Less: imputed interest	(35,674)
Operating lease liabilities	$108,715

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

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleged, in suits filed in January 2020 and May 2022, infringement by CareDx of certain of the Company’s patents, seeking unspecified damages and injunctive relief. In January 2024, after trial, the jury returned a verdict in favor of the Company, finding both asserted patents valid and one patent infringed by CareDx (the “Infringed Patent”). The jury awarded damages to the Company for lost profits and past royalties totaling $96.3 million. The Company’s motion for an injunction remains pending. Separately, in September 2024, an ex-parte re-examination petition was filed with the United States Patent and Trademark Office (“USPTO”) challenging the validity of the Infringed Patent.

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. Following a jury trial in May 2023 and a bench trial in June 2023, all three asserted patents were found to be valid and infringed by ArcherDX and Invitae, and the jury awarded damages totaling $19.35 million to the Company. In November 2023, the Court granted in part the Company’s motion for a permanent injunction against the PCM test, which the defendants have appealed. In February 2024, Invitae and ArcherDX filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of New Jersey, resulting in an automatic bankruptcy stay in the case. In November 2024, the Court granted the parties’ stipulated request to vacate the stay.

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

The Company filed suits against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware in January 2021 and December 2022, alleging that certain of Inivata’s oncology products infringe certain of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The two suits have been consolidated. In March 2024, the Court stayed the case in light of the Company’s case against NeoGenomics

Laboratories, Inc. (“NeoGenomics”), which acquired Inivata in 2021, discussed below. In September 2024, the Court denied Inivata’s motion to dismiss the Company’s complaint with respect to one patent.

In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of two Natera patents (the “’035 Patent” and the “’454 Patent”) by NeoGenomics’ commercialization of the RaDaR test and seeking monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024 and was affirmed on appeal in July 2024 by the Federal Circuit Court of Appeals. NeoGenomics filed a petition with the USPTO to review the validity of the ’454 Patent, which was denied in June 2024. NeoGenomics also filed a petition with the USPTO to review the validity of the ‘035 Patent, which proceeding was terminated in October 2024. Pursuant to the terms of a partial settlement of the case, the District Court entered a permanent injunction against NeoGenomics, and it has withdrawn its RaDaR test from the market. The case remains pending with respect to an updated version of the RaDaR test and the ‘454 Patent. Trial is currently scheduled for October 2025.

Other Litigation Matters.

CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. The Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that the Company was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. In July 2023, the Court granted in part the Company’s motion for judgment as a matter of law requesting that the Court set aside the portions of the jury verdict adverse to the Company, ruling that CareDx is not entitled to any damages. The jury verdict of false advertising by CareDx remains in place. Both parties are appealing; the matter has been remanded to the district court for consideration of certain post-trial motions.

In May 2021, Guardant. Inc. (“Guardant”) filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. Trial began on November 5, 2024.

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

In March 2022, a purported class action lawsuit was filed against the Company and certain of its management in the Supreme Court of the State of New York, County of New York, asserting claims under Sections 11, 12, and 15 of the Securities Act of 1933. The complaint alleged, among other things, that the Company failed to disclose certain information regarding its Panorama test. The complaint sought, among other relief, monetary damages, attorneys’ fees, and costs. This matter was dismissed and the claims raised in this matter have been included in the lawsuit discussed below.

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

In October 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by patients alleging various causes of action relating to the Company’s preimplantation genetic test for aneuploidies (“PGT-A”). They request, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs.

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

Contractual Commitments

The following table sets forth the Company’s material contractual commitments as of September 30, 2024:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$2,243	December 2024
Material suppliers	34,413	December 2026
Application service providers	3,898	March 2026
Cloud platform service provider	34,180	December 2028
Leases (1)	658	December 2029
Other material suppliers	25,654	Various
Total	$101,046

(1) Represents executed leases which have not commenced. Please refer to Note 7, Leases, for additional information.

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following tables present the stock-based compensation expense recorded for equity classified awards on selected statements of operations line items for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,
	2024	2023

	(in thousands)
Cost of revenues	$4,174	$3,299
Research and development	22,549	18,784
Selling, general and administrative	43,921	35,504
Total	$70,644	$57,587

	Nine months ended September 30,
	2024	2023

	(in thousands)
Cost of revenues	$11,997	$8,692
Research and development	65,155	48,761
Selling, general and administrative	125,350	84,923
Total	$202,502	$142,376

Additionally, the stock-based compensation expense for liability-classified awards for both the three months ended September 30, 2024 and 2023 was $0.1 million. The stock-based compensation expense for liability-classified awards for both the nine months ended September 30, 2024 and 2023 was $0.6 million.

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2024:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

	(in thousands, except for per share data)
December 31, 2023	5,501	$23.65
Options exercised	(1,325)	$7.80
September 30, 2024	4,176	$28.67

Restricted Stock Units and Performance-Based Awards

The following table summarizes unvested RSU and performance-based awards for the nine months ended September 30, 2024:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

	(in thousands, except for per share data)
Balance at December 31, 2023	9,248	$49.50
Granted	5,043	$70.99
Vested	(2,968)	$55.27
Cancelled/forfeited	(467)	$57.96
Balance at September 30, 2024	10,856	$57.91

The Company grants certain senior-level executives performance stock units which vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the nine months ended September 30, 2024, the Company granted 0.8 million performance-based awards with an aggregate grant date fair value of $55.0 million. Achievement at 200% of target is deemed probable and, as a result, the Company expects to recognize a total of $110.0 million over the requisite service period, of which $9.4 million and $25.4 million has been recognized for the three and nine months ended September 30, 2024, respectively.

The Company has recognized $23.7 million and $23.0 million in stock-based compensation for all performance-based awards for the three months ended September 30, 2024 and 2023, respectively. The Company has recognized $66.5 million and $40.5 million in stock-based compensation for all performance-based awards for the nine months ended September 30, 2024 and 2023, respectively.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of September 30, 2024, the Company has drawn down a total of $80.0 million, leaving $20.0 million remaining and available on the Credit Line. The interest rate as of September 30, 2024 was 5.66%.

For the three months ended September 30, 2024 and 2023, the Company recorded interest expense on the Credit Line of $1.2 million and $1.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded interest expense on the Credit Line of $3.6 million and $3.7 million, respectively. Interest payments on the Credit Line were made within the same periods. As of September 30, 2024 and December 31, 2023, the total principal amount outstanding with accrued interest was $80.4 million.

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

The Convertible Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion rate of 25.7785 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $38.79 per share of common stock, convertible to 7,411,704 shares of common stock. The conversion rate and corresponding conversion price are subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued or unpaid interest. The holders of the Convertible Notes who redeem their Convertible Notes in connection with a make-whole fundamental change are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Convertible Notes may require the Company to repurchase for cash all or a portion of their Convertible Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.

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

The first and third circumstances noted above have been met as of September 30, 2024. On July 19, 2024, the Company elected to exercise its optional redemption right to redeem all $287.5 million aggregate principal amount of its outstanding 2.25% Convertible Notes due 2027 and instructed Wilmington Trust, National Association, as trustee under the Convertible Notes Indenture (the “Indenture Agreement”) governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The date fixed for the redemption of the Convertible Notes is October 11, 2024 (the “Redemption Date”). The redemption price for the Convertible Notes is equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company elected physical settlement with the Company’s shares of common stock as the settlement method to apply to all conversions of the Convertible Notes. All terms and conditions associated with physical settlement are noted within the terms of the original Indenture Agreement. The conversion rate for holders who convert their Convertible Notes in connection with the Company’s election to redeem the Convertible Notes was increased by 0.4284 additional shares pursuant to the Indenture Agreement.

Upon adoption of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Heading-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity, the Company allocated all of the debt discount to long-term debt. The debt discount is amortized to interest expense using the effective interest method, computed to be 2.72%, over the life of the Convertible Notes or approximately its seven-year term. The outstanding Convertible Notes balances as of September 30, 2024 and December 31, 2023 are summarized in the following table:

	September 30, 2024	December 31, 2023

	(in thousands)
Convertible Notes
Outstanding Principal	$287,500	$287,500
Unamortized debt discount and issuance cost	(3,564)	(4,555)
Net carrying amount	283,936	282,945
Accrued interest to be settled in equity	2,695	—
Reclassifications to short-term debt financing	(82)	—
Long-term debt financing	$286,549	$282,945

The following tables present total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2024 and 2023:

	Three months ended
	September 30,
	2024	2023

	(in thousands)
Cash interest expense
Contractual interest expense	$1,618	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	333	324
Total interest expense	$1,951	$1,941

	Nine months ended September 30,
	2024	2023
	(in thousands)
Cash interest expense
Contractual interest expense	$4,852	$4,851
Non-cash interest expense
Amortization of debt discount and debt issuance cost	991	966
Total interest expense	$5,843	$5,817

11. Income Taxes

During the three months ended September 30, 2024 and 2023, the Company recorded total income tax expense (benefit) of approximately $730,000 and $202,000, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded total income tax expense (benefit) of approximately $2,050,000 and $80,000, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of September 30, 2024. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2024 and December 31, 2023, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

The Convertible Notes are convertible by the holders as of September 30, 2024. Upon conversion, the Company has the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion. If converted, the fair value of the shares issued to settle the Convertible Notes would exceed the Convertible Note principle by $597.8 million based on the closing price of the Company’s common stock as of September 30, 2024. Since the Company is in a net loss position in the periods presented, the shares which would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation, as it would have an antidilutive effect. As such, the 7.4 million shares underlying the conversion option of the Convertible Notes have been excluded from the calculation of diluted earnings per share. On July 19, 2024, the Company elected to exercise its optional redemption right to redeem all $287.5 million aggregate principal amount of its Convertible Notes. On the Redemption Date, $287.4 million of Convertible Notes was converted in exchange for 7.5 million shares of the Company’s common stock.

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2024 and 2023:

	September 30,
	2024	2023

	(in thousands)
Options to purchase common stock	4,176	5,532
Performance-based awards and restricted stock units	10,856	9,440
Employee stock purchase plan	93	188
Convertible Notes	7,411	7,411
Total	22,536	22,571

13. Subsequent Events

On July 19, 2024, the Company elected to exercise its optional redemption right to redeem all $287.5 million aggregate principal amount of its outstanding 2.25% Convertible Notes due 2027 and instructed Wilmington Trust, National Association, as trustee under the Convertible Notes Indenture (the “Indenture Agreement”) governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The date fixed for the redemption of the Convertible Notes was October 11, 2024 (the “Redemption Date”). On the Redemption Date, $287.4 million of Convertible Notes were converted for approximately 7.5 million shares of the Company’s common stock under the terms of the redemption notice. The remaining Convertible Notes not converted under the redemption notice were redeemed in exchange for cash at face value plus any accrued interest totaling $0.1 million. As such, the Company reclassified $0.1 million of Convertible Notes from long-term liabilities to short-term liabilities as of September 30, 2024.

In November 2024, the Company entered into an agreement with a non-profit research institute and a clinical technology company whereby the Company obtained licensing rights and access to certain data. The Company is obligated to pay a total of $20.0 million, of which $7.0 million has been paid and the remaining $13.0 million will be paid between January 2025 and January 2031. Additionally, the Company may be obligated to pay up to $50.0 million in milestone payments if certain milestone thresholds and regulatory approvals are achieved.

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

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we are applying to change the management of disease worldwide. Our cell-free DNA, or cfDNA, technology combines our novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with our statistical algorithms, which incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. We aim to make personalized genetic testing and diagnostics part of the standard of care to protect health and inform earlier and more targeted interventions that help lead to longer, healthier lives.

We currently provide a comprehensive suite of products in women’s health, as well as our oncology and organ health products, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, or NIPT, as well as Horizon, our Carrier Screening, test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and Vistara single-gene NIPT, as well as our Empower hereditary cancer screening test, which we also plan to offer to oncologists through our oncology sales channel. We also offer our Signatera molecular residual disease test for oncology applications, which we commercialized as a test run in our CLIA (as defined below) laboratory and offer on a research use only basis to research laboratories and pharmaceutical companies; and our Prospera organ transplant assessment tests.

We process tests in our laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 (or CLIA) in Austin, Texas and San Carlos, California. A portion of our testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests, research laboratories and pharmaceutical companies. We market and sell our tests through our direct sales force and, for our women’s health tests, through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients, pharmaceutical companies and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers with whom we have in-network contracts. Such insurers reimburse us for our tests pursuant to our in-network contracts with them, based on positive coverage determinations, which means that the insurer has determined that the test in general is medically necessary for this category of patient.

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

During the nine months ended September 30, 2024, we processed approximately 2,271,800 tests, comprised of approximately 2,223,500 tests accessioned in our laboratory, compared to approximately 1,869,400 tests processed, comprised of approximately 1,816,500 tests accessioned in our laboratory, during the nine months ended September 30, 2023. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2024 was 94%, an increase compared to 91% for the nine months ended September 30, 2023. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2024 was 3%, a decrease compared to 6% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for both the nine months ended September 30, 2024 and 2023 was 3%.

For the nine months ended September 30, 2024, total revenues were $1,220.9 million compared to $771.5 million in the nine months ended September 30, 2023. Product revenues accounted for $1,212.2 million, 99% of total revenues for the nine months ended September 30, 2024 compared to $761.3 million representing 99% of total revenues for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $30.3 million, representing approximately 3% of total revenues for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, revenues from customers outside the United States were $25.0 million, representing approximately 3% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the nine months ended September 30, 2024 and 2023 was $136.7 million and $356.8 million, respectively. This included non-cash stock compensation expense of $202.5 million and $142.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $2.5 billion.

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

Licensing and Other Revenues

Revenues recognized from tests processed through our Constellation model and from our strategic partnership agreements are reported in licensing and other revenues. We also recognize licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model.

Our strategy to offer access to our algorithm to laboratory licensees via our Constellation cloud-based software platform may also cause our revenues to decrease because we do not process the tests and perform the molecular biology analysis in our own laboratory under this model, and therefore are not able to charge as high an amount and, as a result, realize lower revenues per test than when we perform the entire test ourselves.

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

Recent Accounting Pronouncements

Unless otherwise discussed below, we believe the adoption of accounting standards updates recently issued that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$436,127	$265,218	$170,909	64.4%
Licensing and other revenues	3,631	3,088	543	17.6
Total revenues	439,758	268,306	171,452	63.9
Cost and expenses
Cost of product revenues	167,657	146,962	20,695	14.1
Cost of licensing and other revenues	354	349	5	1.4
Research and development	96,931	77,235	19,696	25.5
Selling, general and administrative	214,154	154,742	59,412	38.4
Total cost and expenses	479,096	379,288	99,808	26.3
Loss from operations	(39,338)	(110,982)	71,644	64.6
Interest expense	(3,142)	(3,252)	110	3.4
Interest and other income, net	11,618	5,406	6,212	114.9
Loss before income taxes	(30,862)	(108,828)	77,966	71.6
Income tax expense	(730)	(202)	(528)	(261.4)
Net loss	$(31,592)	$(109,030)	$77,438	71.0%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the three months ended September 30, 2024 increased by $171.5 million, or 63.9%, when compared to the three months ended September 30, 2023.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended September 30, 2024, total reported units were approximately 750,100, comprised of approximately 735,900 tests reported in our laboratory. Comparatively, during the three months ended September 30, 2023, total reported units were approximately 590,000, comprised of approximately 575,000 tests reported in our laboratory. During the three months ended September 30, 2024 and 2023, total oncology units processed were approximately 137,100 and 88,800, respectively.

Product Revenues

During the three months ended September 30, 2024, product revenues increased by $170.9 million, or 64.4%, compared to the three months ended September 30, 2023, primarily as a result of the continued revenue growth from increased test volumes, average selling price improvements, as well as cash receipts of $34.5 million collected during the current period related to tests delivered in prior periods that were fully collected.

Licensing and Other Revenues

Licensing and other revenues increased by $0.5 million, or 17.6%, during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. The increase was primarily due to a increase in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended September 30, 2024, cost of product revenues increased compared to the three months ended September 30, 2023 by approximately $20.7 million, or 14.1%, primarily due to a $7.4 million increase in third-party fees, higher costs related to inventory consumption of $9.2 million driven by an increase in accessioned cases, and a $4.1 million increase in equipment and related depreciation expense, labor, overhead, shipping and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, was flat, primarily due to minimal change in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the three months ended September 30, 2024, increased by $19.7 million, or 25.5%, when compared to the three months ended September 30, 2023. The increase was attributable to a $11.6 million increase in salary and related compensation expenditures (including a $4.3 million increase in stock-based compensation expense), a $5.8 million increase in consulting expenses, and a $4.5 million increase in lab and clinical trial related expenses, which was offset by a $2.2 million net decrease in travel, office, facilities, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $59.4 million, or 38.4%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was attributable to a $29.7 million increase in salary and related compensation expenditures (including an $8.3 million increase in stock-based compensation expense), a $15.4 million increase in consulting and legal expenses, a $5.6 million increase in vendor expenses, and a $8.7 million net increase in marketing, travel, facilities, office and other costs.

Interest Expense

Interest expense decreased by $0.1 million in the three months ended September 30, 2024 compared to the same period in the prior year primarily as a result of the slight decrease in interest rate.

Interest and Other Income

Interest and other income for the three months ended September 30, 2024 increased $6.2 million compared to the same period in the prior year, primarily due to greater cash and investment balances driving higher interest income.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$1,212,163	$761,271	$450,892	59.2%
Licensing and other revenues	8,687	10,195	(1,508)	(14.8)
Total revenues	1,220,850	771,466	449,384	58.3
Cost and expenses
Cost of product revenues	496,340	437,524	58,816	13.4
Cost of licensing and other revenues	990	1,060	(70)	(6.6)
Research and development	274,677	237,714	36,963	15.5
Selling, general and administrative	606,397	456,877	149,520	32.7
Total cost and expenses	1,378,404	1,133,175	245,229	21.6
Loss from operations	(157,554)	(361,709)	204,155	56.4
Interest expense	(9,393)	(9,490)	97	1.0
Interest and other income, net	32,342	14,509	17,833	122.9
Loss before income taxes	(134,605)	(356,690)	222,085	62.3
Income tax expense	(2,050)	(80)	(1,970)	(2,462.5)
Net loss	$(136,655)	$(356,770)	$220,115	61.7%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which predominantly includes development licensing revenue and licensing of our Constellation software. Total revenues for the nine months ended September 30, 2024 increased by $449.4 million, or 58.3%, when compared to the nine months ended September 30, 2023.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric, as it tracks overall volume growth. During the nine months ended September 30, 2024, total reported units were approximately 2,154,700, comprised of approximately 2,109,200 tests reported in our laboratory. Comparatively, during the nine months ended September 30, 2023, total reported units were approximately 1,768,400, comprised of approximately 1,719,200 tests reported in our laboratory. During the nine months ended September 30, 2024 and 2023, total oncology units processed were approximately 377,400 and 243,500, respectively.

Product Revenues

During the nine months ended September 30, 2024, product revenues increased by $450.9 million, or 59.2% compared to the nine months ended September 30, 2023, primarily as a result of the continued revenue growth from increased test volumes, average selling price improvements, as well as cash receipts of $108.1 million collected during the current period related to tests delivered in prior periods that were fully collected.

Licensing and Other Revenues

Licensing and other revenues decreased by $1.5 million, or 14.8%, during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the nine months ended September 30, 2024, cost of product revenues increased compared to the nine months ended September 30, 2023 by approximately $58.8 million, or 13.4%, due to a $22.2 million increase in third-party fees, higher costs related to inventory consumption of $20.5 million driven by an increase in accessioned cases, and a $16.1 million increase in shipping, equipment and related depreciation expense, labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, decreased by $0.1 million, or 6.6%, primarily due to a net decrease in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the nine months ended September 30, 2024, increased by $37.0 million, or 15.5%, when compared to the nine months ended September 30, 2023. The increase was attributable to an increase of $31.1 million in salary and related compensation expenditures (including a $17.6 million increase in stock-based compensation expense), and a $3.9 million increase in consulting expenses, and a $2.0 million net increase in office, facilities, lab and clinical trial related expenses, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $149.5 million, or 32.7%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was attributable to an increase of $82.2 million increase in salary and related compensation expenditures (including a $40.4 million increase in stock-based compensation expense), a $35.7 million increase in consulting and legal expenses, a $4.0 million increase in marketing expenses, a $5.6 million increase in travel expenses, a $4.7 million increase in office costs, a $14.5 million increase in vendor expenses, and a $2.8 million increase in facilities and other costs.

Interest Expense

Interest expense decreased $0.1 million in the nine months ended September 30, 2024 compared to the same period in the prior year primarily as a result of the slight decrease in interest rate.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2024 increased $17.8 million compared to the same period in the prior year, primarily due to greater cash and investment balances driving higher interest income.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2024, we had a net loss of $136.7 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2024, we had an accumulated deficit of $2.5 billion. As of September 30, 2024, we had $892.8 million in cash and cash equivalents and restricted cash, $29.5 million in marketable securities, $80.4 million of outstanding balance under the Credit Line including accrued interest, and $287.5 million outstanding principal balance on the Convertible Notes. As of September 30, 2024, we had $20.0 million remaining and available on the Credit Line.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after November 12, 2024.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of September 30, 2024, the total principal amount outstanding with accrued interest was $80.4 million and $20.0 million is remaining as available under the Credit Line.

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

The Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.25% per year, payable in cash semi-annually in arrears in May and November of each year, beginning in November 2020. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. On July 19, 2024, we elected to exercise our optional redemption right to redeem all $287.5 million aggregate principal amount of our outstanding 2.25% Convertible Notes due 2027 and instructed Wilmington Trust, National Association, as trustee under the Indenture Agreement governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The Redemption Date fixed for the redemption of the Convertible Notes was October 11, 2024. The redemption price for the Convertible Notes is equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. We elected physical settlement with shares of our common stock as the settlement method to apply to all conversions of the Convertible Notes. On the Redemption Date, $287.4 million of Convertible Notes were converted for approximately 7.5 million shares of our common stock under the terms of the redemption notice. The remaining Convertible Notes not converted under the redemption notice were redeemed in exchange for cash at face value plus any accrued interest totaling $0.1 million.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Cash provided by (used in) operating activities	$82,777	$(189,350)
Cash provided by investing activities	148,742	144,353
Cash provided by financing activities	19,230	247,616
Net change in cash, cash equivalents and restricted cash	250,749	202,619
Cash, cash equivalents and restricted cash, beginning of period	642,095	466,091
Cash, cash equivalents and restricted cash, end of period	$892,844	$668,710

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2024 was $82.8 million. The net loss of $136.7 million includes $240.2 million in non-cash charges resulting from $23.2 million of depreciation and amortization, $202.5 million of stock-based compensation expense, $11.2 million of non-cash lease expense, $0.9 million for amortization of debt discount and issuance cost, $0.4 million for foreign exchange adjustment, and $2.7 million of non-cash interest expense offset by a $0.6 million decrease in amortization of premiums and accretion of purchase discounts on investment securities and a $0.1 million decrease in non-cash expense recovery. Operating assets had cash outflows of $22.9 million resulting from a $28.6 million increase in accounts receivable, an $8.0 million increase in inventory, offset by a $13.7 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $2.2 million resulting from a $10.8 million increase in accounts payable and a $27.3 million increase in accrued compensation offset by a $12.5 million decrease in lease liabilities, a $22.5 million decrease in other accrued liabilities, and a $0.9 million decrease in deferred revenue.

Cash used in operating activities during the nine months ended September 30, 2023 was $189.4 million. The net loss of $356.8 million includes $176.5 million in non-cash charges resulting from $17.2 million of depreciation and amortization, $2.7 million in-process research and development, $1.9 million in amortization of premiums and accretion of purchase discounts on investment securities, $142.4 million of stock-based compensation expense, $11.0 million of non-cash lease expense, $1.0 million for amortization of debt discount and issuance cost, and $0.3 million for foreign exchange adjustment. Operating assets had cash outflows of $10.1 million resulting from a $10.8 million increase in accounts receivable, a $6.7 million increase in inventory, offset by a $7.4 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $1.0 million resulting from a $15.2 million increase in accrued compensation and a $5.3 million increase in deferred revenue, offset by a $9.0 million decrease in accounts payable, a $2.1 million decrease in other accrued liabilities and a $8.4 million decrease in lease liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2024 totaled $148.7 million, which was comprised of $24.8 million from proceeds from sale of investments and $307.4 million from proceeds of investments maturities, offset by $122.0 million in purchasing of new investments, $48.3 million in acquisitions of property and equipment, $2.7 million for investment in related party, and $10.5 million in asset acquisition.

Cash provided by investing activities for the nine months ended September 30, 2023 totaled $144.4 million, which was comprised of $173.5 million from proceeds of investments maturities, offset by $29.1 million in acquisitions of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024, totaled $19.2 million which was comprised of $10.3 million from proceeds from the exercise of stock options and $8.9 million from the issuance of common stock under the employee stock purchase plan.

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

On July 19, 2024, we elected to exercise our optional redemption right to redeem all $287.5 million aggregate principal amount of our outstanding Convertible Notes and instructed Wilmington Trust, National Association, as trustee under the Convertible Notes Indenture (the “Indenture Agreement”) governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The date fixed for the redemption of the Convertible Notes was October 11, 2024 (the “Redemption Date”). On the Redemption Date, $287.4 million of Convertible Notes were converted for approximately 7.5 million shares of our common stock under the terms of the redemption notice. The remaining Convertible Notes not converted under the redemption notice were redeemed in exchange for cash at face value plus any accrued interest totaling $0.1 million. As such, we reclassified $0.1 million of Convertible Notes from long-term liabilities to short-term liabilities as of September 30, 2024.

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

Operating leases

Our lease commitments consist of $0.7 million of payments, which will be paid over the terms of the leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), as of September 30, 2024. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line had an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of September 30, 2024. The interest rate for our Convertible Notes is fixed at 2.25% and not exposed market risk related to interest rates. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $0.3 million annually in relation to amounts we would expect to earn, based on our short-term investments as of September 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings. The results of such legal proceedings and claims cannot be predicted with certainty and regardless of the outcome, could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

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

ITEM 5         OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On June 14, 2024, Mike Brophy, our chief financial officer, adopted a trading arrangement for the sale of shares of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of

Securities Exchange Act Rule 10b5-1(c). Mr. Brophy’s Rule 10b5-1 Trading Plan provides for the potential sale of up to 109,293 shares of our common stock pursuant to the terms of the plan between February 2, 2025 and February 1, 2026.

On June 14, 2024, Daniel Rabinowitz, our chief legal officer, adopted a trading arrangement for the sale of shares of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Rabinowitz’s Rule 10b5-1 Trading Plan provides for the sale of 26,131 shares of our common stock pursuant to the terms of the plan between December 15, 2024 and August 15, 2026.

On August 12, 2024, Roy Baynes, a member of our Board of Directors, adopted a trading arrangement for the sale of shares of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Baynes Rule 10b5-1 Trading Plan provides for the exercise of 37,230 stock options and sale of underlying shares of our common stock pursuant to the terms of the plan between November 11, 2024 and December 31, 2025.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

NATERA, INC.

Date: November 12, 2024	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)