Form 10-K
period 2024-12-31
Natera, Inc.
filed 2025-02-28
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13.15 billion based on the last reported sale price of $108.29 per share as reported on the Nasdaq Global Select Market on June 30, 2024, the last trading day of the most recently completed second fiscal quarter.

As of February 21, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 135,186,184.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2025. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Natera, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding revenue, expenses and other operating results;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama, Horizon, and Signatera;
●	our ability to increase demand and reimbursement for our tests;
●	our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our Single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize, or enhance, our products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies, our expectations regarding the potential impact of governmental regulations on our business and operations, and our ability to to successfully operate our business in response to changes in such requirements, programs, policies and regulations, including our expectations regarding the impact on our business and the regulation of our tests due to the final rule regarding LDTs published by the FDA in May 2024;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	our ability to successfully compete in the markets we serve;

●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of our current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results, including our revenue recognition assumptions and estimates; and
●	anticipated trends and challenges in our business and the markets in which we operate.

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

SUMMARY OF RISK FACTORS

The below is a summary of principal risks to our business and risks associated with ownership of our stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	if we are unable to successfully grow revenues for our products or services, and if our efforts to further increase the use and adoption of our products or to develop new products and services in the future do not succeed, our business will be harmed;
●	we have incurred net losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects;
●	we have incurred indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results;
●	our quarterly results may fluctuate from period to period, which could adversely impact the value of our common stock;
●	competition in our industry is intense, and if we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability;
●	our estimates of the total addressable markets and forecasts of market growth may prove to be inaccurate, and even in the markets in which we compete achieve the forecasted growth, our business could fail to frow at similar rates;
●	if we are unable to expand, maintain or obtain third-party payer coverage and reimbursement for Panorama, Horizon and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected;

●	if our sales, distribution, development or other partnerships are not successful and we are not able to offset the resulting impact through our own efforts or through agreements with new partners, our commercialization activities may be impaired and our financial results could be adversely affected;
●	litigation or other proceedings resulting from either third party claims of intellectual property infringement, or asserting infringement by third parties of our technology, is costly, time consuming, and could limit our ability to commercialize our products or services;
●	we rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers;
●	we may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, marketing and billing efforts;
●	we may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources;
●	our revenues may be adversely impacted if third party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors;
●	if the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval, and incur costs associated with complying with post-market controls; and
●	recent macroeconomic pressures resulting from ongoing geopolitical or other matters may have an adverse impact on our business, financial results and prospects.

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

We focus on applying our technology to three main areas of healthcare – women’s health, oncology and organ health. Since 2009, we have launched a comprehensive suite of products to improve patient care outcomes in these areas. In the women’s health space, we develop and commercialize non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. In oncology, we commercialize, among others, a personalized blood-based DNA test to detect molecular residual disease, or MRD, and monitor for disease recurrence across a broad range of cancer types. Our third area of focus is organ health, where we offer tests to assess kidney, heart, and lung transplant rejection as well as genetic testing for chronic kidney disease. We intend to continue to enhance our existing products, expand our product portfolio, and launch new products in the future. We seek to enable even wider adoption of our technology through our global cloud-based distribution model. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including many of the largest international laboratories. We are committed to generating peer-reviewed clinical evidence for our tests, with over 250 peer-reviewed publications as of December 31, 2024, and to maintaining a strong intellectual property portfolio, with over 500 issued or pending patents as of December 31, 2024.

Our revenues were $1,696.9 million in 2024 compared to $1,082.6 million in 2023 and $820.2 million in 2022. Our product revenues were $1,685.1 million, $1,068.5 million, and $797.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Our net losses decreased to $190.4 million in 2024, from $434.8 million in 2023 and $547.8 million in 2022. We processed approximately 3.1 million tests in 2024, compared to approximately 2.5 million tests in 2023 and 2.1 million tests in 2022.

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

We believe our approach represents a fundamental advance in molecular biology. In women’s health, this approach is distinct from the approach employed with other commercially available NIPTs, which use first-generation “quantitative”, or counting, methods to compare the relative number of sequence reads from a chromosome of interest to a reference chromosome. Based on data published in journals including Obstetrics & Gynecology, American Journal of Obstetrics & Gynecology, and Prenatal Diagnosis, we believe Panorama is the most accurate NIPT commercially available in the United States. In oncology, with our Signatera circulating tumor DNA, or ctDNA, test that is custom designed for, informed by and specific to, the tumor DNA for each patient, we have demonstrated the ability to detect ctDNA with a high degree of sensitivity and specificity. In organ health, we have demonstrated the ability of our technology to measure the fraction of cell-free DNA that is donor-derived, or dd-cfDNA, which is DNA that is shed from a transplanted organ into circulation, each demonstrating a high area under the curve, or AUC, in validation studies in each of heart, lung, and kidney.

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

In 2024, we launched our Fetal RhD NIPT, which assesses fetal rhesus factor, or RhD, status to help inform decisions regarding administering RhD immune globulin to RhD negative pregnant patients. Pregnant patients with an RhD-negative blood type and carrying an RhD-positive fetus can, if the maternal and fetal blood mixes during pregnancy, produce antibodies, or alloimmunize, against fetal RhD in response. This can put subsequent pregnancies with an RhD-positive fetus at risk for anemia and potentially life-threatening complications. The standard of care in the U.S. is to administer RhD immune globulin to RhD-negative pregnant patients; however, according to ACOG, an estimated 40% of RhD-negative patients have an RhD-negative fetus and therefore receive RhD immune globulin unnecessarily. The clinical validation study of this test, published in Obstetrics & Gynecology, demonstrated greater than 99% sensitivity and specificity in identifying fetal RhD status.

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

Horizon

Our Horizon carrier screening test helps individuals and couples determine if they are carriers of single-gene variations that cause certain genetic conditions. Depending on the condition, if one or both parents are carriers, it could result in a child affected with the condition. Many people do not know they are a carrier for an inherited genetic condition until they have an affected child. These conditions are often rare and usually there is no family history, and although certain conditions are more common in certain ethnic groups, ethnicity may not be a reliable predictor of carrier status, as people are increasingly of mixed or uncertain ethnicities. The industry’s approach to carrier screening has accordingly evolved over time, from screening targeting specific ethnicities with a higher incidence of screened conditions, to pan-ethnic screening for certain conditions based on incidence and clinical utility, and most recently to expanded screening for many conditions simultaneously.

Horizon was created based on recommended screening guidelines from ACOG, ACMG, and the Victor Center for the Prevention of Jewish Genetic Diseases. Horizon screens for up to 613 inherited conditions across a selection of screening panels, including Cystic Fibrosis, Duchenne Muscular Dystrophy, or DMD, Spinal Muscular Atrophy, Fragile X Syndrome and other conditions, and performs with a 99% detection rate for most conditions.

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

Other women’s health products

While Panorama and Horizon represent the significant majority of our women’s health revenues, we offer a portfolio of tests addressing reproductive and women’s health. Our Vistara single-gene NIPT screens for 25 single-gene conditions which affect quality of life, are often associated with cognitive disabilities and could benefit from early medical and/or surgical intervention. The conditions screened by Vistara have a combined incidence of approximately 1 in 600, which is higher than that of Down syndrome as well as Cystic Fibrosis; however, these conditions may otherwise go undetected until after birth or into childhood as traditional NIPTs do not screen for these conditions, prenatal ultrasound findings are not a reliable indicator, and family history is not a good indicator of risk for these conditions, which are commonly caused by new, and not inherited, mutations. Screening for these conditions early in a pregnancy can facilitate early diagnosis, enable patients to be referred to MFMs and other specialists, guide labor and delivery management, and allow families to mobilize resources, ask questions and anticipate future needs. We have received a CE Mark for Vistara from the European Commission. In validation studies, Vistara demonstrated a combined analytical sensitivity and analytical specificity of greater than 99%.

Spectrum, our preimplantation genetic test for couples undergoing IVF, screens embryos for chromosomal abnormalities. Aneuploidy is common in human embryos—particularly as women age—and is the primary cause of failed IVF. This testing can improve the chance of a successful pregnancy while reducing the chance of miscarriage or of having a child with a chromosomal condition by helping to identify the healthiest embryos during an IVF cycle.

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

Empower, our hereditary cancer screening test, screens up to 192 genes associated with increased risk for certain common hereditary cancers, such as breast, ovarian, endometrial, and colorectal cancers. Information from the test can lead to earlier detection of cancer, identify cancer risk-reducing strategies, inform surgical and therapeutic decisions following a cancer diagnosis, and provide an opportunity to notify family members who may be at similar risk for hereditary cancer. We sell this test through both our women’s health and oncology commercial channels.

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

Oncology

In oncology, we have been initially focused on detecting molecular residual disease, or MRD, and recurrence monitoring in solid tumors, where we have generated data in over a dozen different cancer types and have published data in, among others, colorectal, bladder, breast, and lung cancer, as well as multiple myeloma and other tumor types. Molecular residual disease is the presence of small traces of cancer in the blood, such as ctDNA or microscopic pieces of tumor DNA that are often undetectable with standard imaging techniques. If left untreated, residual cancer cells can multiply and cause recurrence. MRD testing and molecular monitoring offers the potential for physicians to change or escalate treatment in patients who are MRD-positive, and to de-escalate or avoid unnecessary treatment in patients who are MRD-negative. It also holds potential as a surrogate endpoint in clinical trials. Based on our internal estimates, we believe that the total addressable market in the United States for recurrence and treatment monitoring for solid tumor cancers is over $15 billion.

We are also leveraging our experience in MRD assay development to research, develop and clinically validate an early cancer detection test, with an initial focus on colorectal cancer.

Signatera

Signatera is our personalized ctDNA blood test for MRD assessment, early recurrence monitoring, and evaluation of treatment response in patients previously diagnosed with cancer. Each patient receives a custom assay that tracks the presence of tumor-specific clonal mutations that are selected based on the unique mutational signature found in that patient’s tumor tissue, which is intended to maximize accuracy for detecting the presence or absence of residual disease in a blood sample, even at a sample-level average variant allele frequency, or VAF, of mutations as low as 0.0002% in the blood. We believe this tumor-informed approach is optimal in the MRD setting, in which it is common for tumor DNA to be present only at low frequencies immediately after treatment. Unlike static liquid biopsy panels (also known as therapy selection) or comprehensive genomic profiling, or CGP, which screen for a generic set of mutations independent of an individual’s tumor, Signatera is not intended to match patients with any particular therapy. Rather, it is intended to detect and assess how much cancer is left in the body (offering both a qualitative and quantitative measurement), detect recurrence earlier, and help optimize treatment decisions. Signatera can detect residual disease earlier than clinical or radiological recurrence in patients with solid tumors who have received treatment.

We offer Signatera commercially for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratories. We also offer Signatera for research use only to cancer researchers and biopharmaceutical companies. Signatera is covered by Medicare for use in patients with certain forms of colorectal cancer, muscle invasive bladder cancer, advanced breast cancer in certain settings, and advanced ovarian cancer in the adjuvant and recurrence monitoring settings. We have also received a final Medicare local coverage determination, or LCD, for the use of Signatera in immunotherapy response monitoring for all tumor types in any patient for whom immunotherapy is indicated. Signatera is also covered under the coverage policies of certain commercial third-party payers, including a pan-cancer coverage policy for adjuvant, recurrence monitoring and treatment monitoring for solid tumors. Signatera has been granted Advanced Diagnostic Laboratory Test, or ADLT, status by the Centers for Medicare & Medicaid Services. In addition, Signatera has been granted Breakthrough Device Designations by the FDA covering its use in various applications.

Signatera has been shown in various clinical studies – including over 100 peer-reviewed publications as of February 1, 2025 – to identify MRD significantly earlier than standard diagnostic tools, and that Signatera test status is a significant indicator of long-term patient outcomes after surgery and treatment, relative to other clinical and pathological factors. In particular, we have demonstrated in studies across multiple tumor types, including colon, breast, lung and bladder, that a positive Signatera test result, without further treatment, has predicted relapse with an overall PPV of over 98%. Furthermore, a study published in Clinical Cancer Research demonstrated the ability of Signatera to assess the rate of change in quantity over time, or velocity, of ctDNA in early-stage colorectal cancer patients, providing additional information that may be used to predict patient survival and outcomes, further stratify MRD-positive patients, and inform disease management. Signatera has also been shown, in an analysis published in Nature Medicine, to be able to predict overall survival in colorectal cancer patients as well as overall survival benefit from adjuvant chemotherapy. We are continuing to generate data, building evidence of the clinical validity and utility of the test across multiple cancer types and in collaboration with leading universities and cancer centers, NIH’s National Cancer Institute, or NCI, non-profit cancer research groups, and pharmaceutical companies.

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

Empower

We offer Empower, our hereditary cancer test, through our oncology commercial channel as well as our women’s health channel. Because Empower screens for genetic mutations in genes that are associated with increased risk of certain hereditary cancers, information from the test can help determine if a patient who has been diagnosed with such a cancer is a carrier of a mutation associated with their cancer. This can inform surgical and therapeutic decisions, as well as provide an opportunity to notify family members who may be at similar risk for hereditary cancer.

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

Our Prospera Kidney test is designed to give physicians a comprehensive view of a patient’s rejection status. Our clinical validation study for Prospera Kidney, conducted in collaboration with the University of California, San Francisco, a recognized leader in transplantation care, and published in the Journal of Clinical Medicine, demonstrated 89% sensitivity in detecting active rejection, with specificity of 73%, based on a cutoff of 1% dd-cfDNA. The assay performed particularly well in detecting T-cell mediated rejection, or TCMR, and subclinical rejection, both of which we believe are areas of unmet need. Furthermore, the results of a large, multi-center prospective study published in Transplantation supported the use of our Prospera Kidney test as a surveillance tool. In that study, our test detected rejection up to five months before biopsy-proven antibody-mediated acute rejection, or ABMR, based on elevated dd-cfDNA levels, while serum creatinine levels were not significantly elevated prior to biopsy-proven ABMR, indicating that patients with increased dd-cfDNA should be considered high risk for ongoing or future rejection and therefore monitored more closely.  The Prospera Kidney test is covered by Medicare for all kidney transplant recipients, including those with multiple kidney transplants.

A significant number of heart transplant patients experience acute rejection in their first year – over 31% of recipients aged 18 to 34, and over 18% of recipients aged 65 or older, who received a transplant in 2020 experienced acute rejection in their first year. Our Prospera Heart test assesses acute rejection, exhibiting sensitivity and specificity of 79% and 77%, respectively, as well as an overall AUC of 0.86, in our clinical validation study published in the Journal of Heart and Lung Transplantation. The Prospera Heart test has also demonstrated strong performance in detecting rejection in pediatric heart transplant recipients, with an AUC of 0.83 in pediatric patients, comparable to an AUC of 0.82 in adult patients in the study, published in Pediatric Transplantation. The Prospera Heart test is covered by Medicare for heart transplant patients.

Lung transplantation has a five-year survival rate of approximately 60%, and chronic lung allograft dysfunction, or CLAD, is a leading cause of death beyond the first year, affecting close to 50% of recipients by five years post-transplant. Because there are no known effective therapies for CLAD, a critical part of post-transplant management is identifying, avoiding, and treating known risk factors for CLAD, in particular acute rejection. Our Prospera Lung test exhibited strong performance in our clinical validation study, published in Transplant Direct, distinguishing antibody mediated and acute cellular rejection from stable patients with an AUC of 0.91, as well as distinguishing organ injury – including acute rejection, chronic rejection and infection (which can be more challenging) – from stable patients with an AUC of 0.76. The test is covered by Medicare for use in the surveillance setting for lung transplant patients, including for single lung transplant recipients in the surveillance setting.

As with oncology, we are continuing to generate data in multiple clinical studies designed to demonstrate clinical utility and other benefits of our Prospera test.

Renasight

Chronic kidney disease, or CKD, affects more than one in seven adults in the United States; however, the Centers for Disease Control and Prevention estimates that as many as nine in ten adults with CKD, and as many as one in three adults with severe CKD, do not know that they have it. Renasight is our kidney gene panel test to determine if there may be a genetic cause for an individual’s CKD, or increased hereditary risk for kidney disease due to family history. The test uses a blood or saliva sample to test over 380 genes associated with CKD, ranging from common inherited kidney disorders to more rare conditions. Results from our Renasight test may provide valuable information to help manage CKD in a patient, such as identifying the cause of the disease and helping to predict its progression, informing more tailored interventions and treatments, or providing information to family members who may also be at risk for kidney disease.

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

Where possible, we aim to maximize sales opportunities by educating the physician practices on the benefits of combining complementary tests from our portfolio of products. For example, in women’s health, Panorama NIPT, our Panorama microdeletions panel, Vistara single-gene NIPT, and Horizon together can provide valuable information for pregnant women who have not had a carrier screen at the time they are ready to have an NIPT performed; these tests can all be run using one blood draw from the mother and can be ordered on one requisition form and with one shipment of the patient’s samples by the physician. Also, because of the importance and demand for screening for 22q11.2 deletion syndrome, we have made that feature available as part of our basic Panorama panel, or as part of a broader microdeletions panel. In the year ended December 31, 2024, approximately three-quarters of customers who ordered the basic Panorama panel directly from us also ordered screening for 22q11.2 deletion syndrome or the full microdeletions panel, and approximately 44% of customers who ordered Panorama directly from us also ordered Horizon carrier screening.

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

We have an internal team of board-certified genetic counselors to support patients with pre- and post-test genetic information sessions, and to support physicians should they have any questions or require any support in interpreting the results.

In addition to our mobile phlebotomy service, we have a network of approximately 2,400 phlebotomy centers across the United States.

Competition

The markets in which we operate are characterized by innovation and rapid change, and we primarily face competition from various companies that develop and commercialize molecular diagnostic tests in women’s health, oncology, and organ transplant rejection.

Our competitors in the NIPT space include Laboratory Corporation of America Holdings, or Labcorp; Myriad Genetics, Inc.; Quest Diagnostics Incorporated, or Quest; Illumina, through its subsidiary Verinata; BillionToOne Inc.; BGI; Fulgent Genetics; and Revvity Inc. We also compete against companies providing carrier screening tests such as Labcorp; Myriad Genetics, Inc.; Fulgent Genetics; BillionToOne Inc.; and Quest. Each of these companies offers comprehensive carrier screening panels.

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

We expect additional competition as other established and emerging companies enter these markets, including through business combinations, and as new tests and technologies are introduced. These competitors could have greater technological, financial, reputational and market access resources than us. We believe the principal competitive factors in our molecular diagnostic testing markets include the following:

●	test performance, as demonstrated in clinical and analytical studies and clinical trials as well as in commercial experience;

●	comprehensiveness of coverage and ease of use, including user experience for both patients and providers;

●	value of product offerings, including pricing and impact on other healthcare spending;

●	scope and extent of reimbursement and payer coverage;

●	effectiveness of sales and marketing efforts;

●	breadth of distribution of products and partnership base;

●	reputation among patients and providers for development and introduction of new, innovative products;

●	operational execution, including test turn-around time and test failures;

●	key opinion leader support; and

●	brand awareness.

We believe that we compare favorably against our competitors based on various key differentiators, including in particular:

●	our core technology, which can be applied across a range of conditions and disease types with a high degree of specificity and sensitivity, and our continued innovation resulting in new products and product enhancements;

●	our continued investment in generating scientific data through clinical trials and publication in peer-reviewed studies;

●	our strong commercial teams; and

●	our user experience, including ease of use for patients through offerings such as mobile phlebotomy and for physicians through ordering efficiencies and EMR integrations, and patient and provider educational materials.

Intellectual Property

Our success and ability to compete depend in part on securing and preserving enforceable patent, trade secret, trademark and other intellectual property rights; operating without having competitors infringe, misappropriate or otherwise circumvent these rights; operating without infringing the proprietary rights of others; and obtaining and maintaining licenses for technology development and/or product commercialization. As of December 31, 2024, we held approximately 220 issued U.S. and foreign patents, which expire between November 2026 and November 2044, and over 290 pending U.S. and foreign patent applications. Our patents and patent applications relate generally to molecular diagnostics, and more specifically to biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as cell-free fetal DNA or circulating tumor DNA. We intend to seek patent protection as we develop new technologies and products in this area.

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

The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program and new payment methodology to calculate the rates for tests listed under the CLFS that are reimbursable by Medicare Part B.  Under the payment methodology, the Medicare Part B CLFS payment rate is derived from a volume-weighted median of private payer rates for tests. This requires an “applicable laboratory” to report to CMS the private payment rates and the volume of tests associated with each payment rate for a specific data reporting period.  Accordingly, we are required under PAMA to report to CMS the private payment rates and volume of our tests which are covered under Medicare Part B; however, the PAMA reporting requirements were suspended in 2021 and have continued to be delayed, most recently until 2026, which in turn has not resulted in rate reductions under the Medicare Part B CLFS.  PAMA authorizes CMS to impose civil monetary penalties – up to $12,958 per day in 2024 – for each failure to report or each misrepresentation or omission in reporting of required information.

CMS has granted Medicare Part B coverage and Advanced Diagnostic Laboratory Test (ADLT) status, which has separate reporting and payment requirements under PAMA, for our Signatera test. New ADLTs are paid at a rate equal to their actual list charge, or publicly available rate, during an initial period of three calendar quarters. Thereafter, payment for a new ADLT is based on the private payor rates reported to CMS pursuant to PAMA using the same weighted median methodology described above.

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

As of December 31, 2024, we and our laboratory distribution partners had in-network contracts with health plans that accounted for close to 250 million covered lives in the United States. Our target markets for each of women’s health, oncology and organ health represent a smaller subset of these covered lives, because our markets exclude certain populations who would not be users of our tests (for example, our target market for NIPT excludes men, children and post-menopausal women).

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

FDA

In the United States, medical devices are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device development, testing, labeling, storage, premarket clearance, de novo classification or premarket approval, post-market requirements, labeling, advertising and promotion and product sales and distribution. Unless subject to an exemption, to be commercially distributed in the United States, medical devices must receive from the FDA prior to marketing, clearance of a 510(k) premarket notification submission, grant of a request for de novo classification, or approval of an application for premarket approval, or PMA.

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

510(k) clearance pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is substantially equivalent to a legally marketed predicate device, which can be a previously 510(k)-cleared device, a previously granted request for de novo classification, or a device that was in commercial distribution before May 28, 1976 for which the FDA has not called for submission of a PMA application. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from submission, but it can take longer, particularly for a novel type of product.

PMA pathway. The PMA pathway requires valid scientific evidence demonstrating to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA pathway is costly, lengthy, and uncertain. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. As part of its PMA review process, the FDA will typically inspect the manufacturer's facilities for compliance with QSR requirements, which impose extensive testing, control, documentation, and other quality assurance procedures. The PMA review process typically takes one to three years from submission but can take longer.

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

Laboratory-developed tests. The FDA considers LDTs to be tests that are designed, developed, validated and used within a single laboratory. The FDA historically has taken the position that it has the authority to regulate such tests as medical devices under the FDC Act but had historically exercised enforcement discretion and did not require clearance, de novo classification, or approval of most LDTs prior to marketing.

In May 2024, the FDA published a final rule amending the definition of an in vitro diagnostic (IVD) device to include LDTs, and classifying LDTs as medical devices subject to FDA regulation. Under the final rule, all LDTs, unless subject to a specific exemption, will be subject to premarket authorization requirements (510(k), de novo classification, or PMA), and laboratories performing LDTs will need to comply with postmarket registration and listing, medical device reporting, correction, removal and recall, complaint handling, labeling, investigational device, and quality system requirements. The FDA intends to phase in these requirements beginning in May 2025. The final rule states that certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways, but such LDTs would remain subject to the other requirements discussed above. The FDA will similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program (NYS-CLEP). Our LDTs may be eligible for enforcement discretion.

Unless overturned by a court or Congress, or stayed or withdrawn by the new Administration, the final rule will substantially increase costs and regulatory burdens for many clinical laboratories in ways that may adversely affect their ability to develop, perform, and offer LDTs. Lawsuits have been filed challenging the legality of the final rule and asking the courts to overturn the rule and prevent the FDA from enforcing it. The ultimate success of these or any future similar lawsuits is uncertain.

In addition, legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In June 2021, Congress introduced the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. The FDA’s new LDT final rule may renew attention to the VALID Act or other legislation and may lead to the introduction of new proposals to limit the FDA’s regulatory authority. Also, the House Appropriations Committee has directed the FDA to suspend efforts to implement the LDT final rule and to continue working with Congress to modernize the regulatory approach for LDTs.  This directive is not binding on the FDA.

The change in Administration and in Congress could significantly affect the FDA’s ability to implement the final rule or to otherwise regulate LDTs. For example, the Department of Health and Human Services, which oversees the FDA, could stay enforcement of the rule or seek to rescind the final rule, or could direct the FDA to not regulate LDTs as medical devices. Separately, Congress could enact legislation aimed at preventing the FDA from regulating LDTs and/or assigning oversight of LDTs to a different agency.

Clinical decision support software. Under the 21st Century Cures Act, or the Cures Act, the definition of a medical device in the FDC Act was amended to exclude certain software from FDA regulation, including clinical decision support, or CDS, software that meets certain criteria. Based on an FDA guidance document issued on September 28, 2022, the CDS exemption may not apply to Constellation. It is unclear how the FDA will apply the guidance document to currently marketed software and to software that may be developed in the future. The LDT final rule indicates that software (including CDS) used as part of an LDT test system will also be subject to oversight.

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

State Genetic Testing and Privacy Laws

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

State consumer protection and data privacy laws continue to evolve. Several other states’ privacy laws came into effect in 2023, and more are expected to come into effect. For example, the Colorado Privacy Act, the Virginia Consumer Data Protection Act, the Utah Privacy Act, and the Connecticut Data Privacy Act, and updates to the California Consumer Privacy Act, all became effective in 2023, and the Texas Data Privacy and Security Act became effective in 2024. These state privacy laws dictate how we can collect, use, store, sell, share, analyze or process personal identifying information and/or consumer or health data received or generated by our business operations.

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

The federal Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. Generally, courts have taken a broad interpretation of the scope of the federal Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to ten years and/or criminal or civil fines – up to $104,330 (or $27,894 for each wrongful act) in 2024 – and exclusion from participation in federal health care programs. Claims submitted in violation of the federal Anti-Kickback Statute may not be paid by a federal health care program, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Although the federal Anti-Kickback Statute applies only to federal health care programs, most U.S. states have passed laws substantially similar to the federal Anti-Kickback Statute pursuant to which similar types of prohibitions are made applicable to all commercial health plans or any health care services, depending on the state. Conduct which violates the federal Anti-Kickback Statute or similar laws also triggers liability under the Federal False Claims Act, which prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the U.S. Government and can result in additional penalties and fines.

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

The federal Civil Monetary Penalty Law pertaining to health care fraud and abuse prohibits, among other things, the offer or payment of remuneration to a Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier; contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program; and knowingly making or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal health care program. A violation of the federal Civil Monetary Penalty statute may result in maximum civil fines – up to $124,732 in 2024 – plus treble damages and exclusion from participation in any federal health care program.

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

Because qui tam complaints are initially filed under seal in federal court, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the private party plaintiff succeeds in obtaining redress without the government’s involvement, then the private party plaintiff will receive a percentage of any recovery and penalty imposed. Violation of the federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties – up to approximately $28,619 in 2024 – per false claim or statement, imprisonment or both, reimbursement of the whistleblower’s attorneys’ fees, and possible exclusion from any federal health care programs. The penalties will continue to be adjusted, increasing each year to reflect changes in the inflation rate, pursuant to the 2015 Bipartisan Budget Act.

The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, was passed as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (referred to as the SUPPORT Act). Similar to the federal Anti-Kickback Statute, EKRA creates criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing unless a specific exception applies. Unlike the federal Anti-Kickback Statute, EKRA is not limited to federal health care programs and extends the prohibitions to services covered by commercial health plans. Additionally, not all of the safe harbors available under the federal Anti-Kickback Statute are reiterated under EKRA, and certain EKRA exceptions conflict with the federal Anti-Kickback Statute safe harbors. Although EKRA provides that it does not apply to conduct covered by the federal Anti-Kickback Statute, that provision is subject to interpretation by the courts. Therefore, compliance with a federal Anti-Kickback safe harbor may not guarantee protection under EKRA. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. Violation of EKRA carries potential penalties of up to $200,000 in fines and imprisonment of up to ten years for each occurrence, and potential exclusion from participation in any federal health care program. Currently, there is no proposed regulation interpreting or implementing EKRA, nor any public guidance released by any federal agency concerning EKRA. The only case law issued to date involves decisions interpreting the EKRA as it applies to compensation of laboratory sales personnel hired as independent contractors, and the courts differ on interpretation and application of the law; these decisions are currently on appeal. We cannot assure you that our relationships with physicians, hospitals, customers, or sales personnel will not be subject to scrutiny or will survive a challenge under EKRA. If imposed for any reason, sanctions under EKRA could have a negative effect on our business.

We are also subject to the Physician Self-Referral law, commonly known as the Stark Law, which prohibits, with certain exceptions, an ownership or financial arrangement with a physician (or a physician’s immediate family member) in exchange for the referral of designated health services, including clinical laboratory services, or presenting or causing to be presented claims to Medicare and Medicaid for such services referred by the physician. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. Any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law may be subject to civil monetary penalties – up to $30,868 in 2024 – per claim submission, an assessment of up to three times the amount claimed, and exclusion from participation in any federal health care program. A person who engages in a scheme to circumvent the

Stark Law’s referral prohibition may be fined – up to $205,799 in 2024 – for each such arrangement or scheme. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Actions which violate the Stark Law may be bootstrapped to involve liability under the federal False Claims Act.

Further, in addition to the privacy and security regulations stated above, HIPAA created two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by or under the control of any health care benefit program in connection with the delivery of or payment for health care benefits, items or services. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of either statute is a felony and may result in fines or imprisonment or, in the case of the healthcare fraud statute, exclusion from government sponsored programs.

Finally, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof), if any apply, and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties – up to $100,000 (or $24,947 for each wrongful act) in 2024. Although we believe that our business activities and practices, including our sales and marketing practices, are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicare, Medicaid and other federal health care programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Many states, including California, also have state “physician self-referral” prohibitions and other laws that are not limited to Medicare and Medicaid referrals, with which we must comply. We are subject to California’s Physician Ownership and Referral Act, or PORA, which generally prohibits us from billing a patient or any governmental or commercial third-party payer for any laboratory services when the physician ordering the service, or any member of such physician’s immediate family, has a “financial interest” with us, unless the arrangement meets an exception (CA Business and Professions Code Section 650.02). The term “financial interest” is defined broadly and includes any type of ownership interest, debt, loan, lease, compensation, remuneration, discount, rebate, refund, etc. between the ordering physician and the entity receiving the referral. The exceptions to PORA track certain of the Stark Law exceptions, including an exception for personal service arrangements and for ownership of publicly traded entities. A violation of PORA is punishable by civil and criminal penalties, and may reach up to $15,000 per violation.

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

Human Capital Management

As of December 31, 2024, our global workforce comprised 4,434 employees, of whom 4,424 were full time employees. We also engage consultants and temporary employees. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.

Based on self-identification data, in 2024, women comprised approximately 56% of our global workforce, approximately 67% of global new hires, and approximately 64% of internal promotions. Also based on self-identification data, minorities comprised approximately 41% of our U.S. workforce.

We are committed to attracting, retaining, developing, and nurturing a diverse workforce, which we believe is necessary in order to deliver upon our mission of changing the management of disease worldwide. Our development, performance, and compensation programs are designed to attract and reward talented individuals from a broad range of backgrounds and experiences who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, and ultimately create long term value for our stockholders. In addition to base pay, our compensation and benefits programs, which can vary by region, can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, and employee assistance programs. We work to ensure pay equity by annually assessing our compensation practices and working with external compensation consultants to design and benchmark our programs.

We operate in an industry in which competition for highly qualified personnel is intense. In addition to our compensation programs, we are highly focused on talent acquisition, retention and development. We periodically conduct employee engagement surveys, the results of which inform internal company and management goals to help ensure impactful and meaningful actions in response to feedback received. Our employee evaluation process helps us to support developing employees as well as identify and cultivate high performers, and we have various initiatives underway to further develop leaders and managers. In 2024, more than 92% of employees participated in our employee engagement survey, the results of which indicated an overall 84% engagement score, and that 91% of employees are proud to work at Natera (a 7% increase from 2023), and 80% would recommend Natera as a great place to work. We believe that our engagement survey results reflect our commitment to fostering a thriving workplace culture, even amidst significant organizational growth.

We have a growing number of employee resource groups, or ERGs, which offer opportunities for our employees to build connection and create a supportive and inclusive culture of belonging and awareness, which we believe positively impacts our workplace. Our ERGs provide a platform of networking, ongoing learning and exchange to support professional development and promote overall workplace culture, engagement and satisfaction, and encompass a variety of focuses such as sustainability; volunteerism; belonging; fostering development and growth of early career professionals; and supporting veterans.

Sustainability

We recognize that in our work to improve the state of disease globally, it is important to develop and maintain a strong ethos of sustainability, responsibility, and stewardship with respect to environmental matters. We have policies and programs in place to comply with the requirements set forth in applicable local, state, and federal environmental policies, laws and regulations. However, we cannot predict how changes in these laws and regulations, or the development of new laws and regulations, will affect our business operations or the cost of compliance. Climate change may impact our business by increasing operating costs due to additional regulatory requirements, physical risks to our facilities, energy limitations, and disruptions to our supply chain. We consider such potential risks in our business continuity planning, including reviewing investment opportunities in renewable energy, and reducing energy and water consumption, greenhouse gas emissions, and waste production.

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

Corporate Information

Our principal executive office is located at 13011 McCallen Pass, Building A Suite 100, Austin, Texas. Our website address is www.natera.com. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC, and you should not consider any information on, or accessible through, our website as part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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
•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell our tests, including requiring FDA clearance or approval for the sale of our tests, as further discussed in the risk factor entitled “Regulatory and Compliance Risks—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs associated with complying with post market controls”) or of the sequencers, reagents, kits and other consumable products that we purchase from third parties in order to perform our testing;

•

changes in the funding of the FDA or other government agencies or comparable foreign regulatory authorities could hinder, prevent or delay their regulatory review and approval processes or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely;

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

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through convertible debt and other debt instruments, our initial public offering, and our registered public equity offerings. Our net loss for the years ended December 31, 2024, 2023, and 2022 was $190.4 million, $434.8 million, and $547.8 million, respectively. As of December 31, 2024, we had an accumulated deficit of $2.6 billion. We may continue to experience such losses in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, our products, improve these products, and research and develop and commercialize new products.

In addition, the rate of growth in our revenues has fluctuated in the past, and may continue to do so in future periods. In particular, such rate of growth may be negative, flat, or may grow more slowly than we expect, including if the rate of growth of our test volumes slows. Furthermore, although there is a CPT code in place for microdeletions testing, we have experienced low average reimbursement rates for microdeletions testing under this CPT code, and our microdeletions reimbursement may continue to remain low, at least in the near term, either due to reduced reimbursement, or third-party payers declining to reimburse, under the microdeletions code, which has had and will likely continue to have an adverse effect on our revenues.

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

Our success will depend in part on our ability to effectively introduce and increase market adoption of enhanced or new offerings. In recent years we have developed and launched several new products or enhanced versions of existing products, including our first offerings and subsequent updated offerings in oncology and in organ health, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate the preferences and needs of patients, clinicians, payers, and other counterparties, as well as emerging technology, industry trends, and the competitive environment. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

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

In addition, as further described in the risk factor entitled “If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls,” development of the data necessary to obtain regulatory clearance and approval of a test is time-consuming, requires us to incur significant costs, and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, or could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, any of which could have a material adverse effect on our business, operating results or financial condition.

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

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our principal competition in women’s health comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. We also face competition in the fields of oncology and organ health from other companies, which may be larger, more established, or have more experience or more resources than we do. In addition, new testing methods may be developed which may displace or be preferred over our current methods, such as whole genome sequencing or single cell analysis with respect to NIPTs, or tracking more tumor-specific variants and/or other biomarkers in addition to ctDNA, or testing without the need for a sample of the tumor tissue, with respect to MRD testing. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services. It is possible that competition in all of the markets in which we operate will continue to increase.

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

We rely on internal and third-party data centers and platforms to host our laboratory and cloud-based software, and any interruptions of service or failures may impair our operations and harm our business.

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

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, Horizon, Signatera and Prospera, along with certain hardware and software, pursuant to a supply agreement that expires in August 2033. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. All of the licensees under our Constellation cloud-based distribution model also do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which was acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Illumina has granted us certain rights to Illumina’s intellectual property related to NIPT, including the pooled intellectual property, for running our own tests; however, we do not have an express license to grant rights under the pooled intellectual property to the licensees under our Constellation cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, we have in the past been involved in patent infringement litigation against Illumina, which we and Illumina have settled. In addition, Illumina competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. Validating alternative sequencing platforms requires significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any alternative sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

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

Our overall test volumes grew from approximately 2,066,500 to 2,496,100 and further to 3,064,600 tests processed during the years ended 2022, 2023, and 2024, respectively, and since 2009 we have launched over 15 product offerings, enhancements, or indications. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows. As our test volumes and product portfolio continue to grow, we will need to continue to ramp up our testing capacity and implement increases in scale, such as increased headcount, additional or new equipment, laboratory space and qualified laboratory personnel, increased office and laboratory space, expanded customer service capabilities, billing and systems process improvements, enhanced controls and procedures, and an expanded internal quality assurance program and technology platform. The value of our tests to patients and physicians depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as we have experienced in the past.

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

Part of our business strategy is to develop relationships with laboratory and other partners to develop or sell our products, both in the United States and internationally. For example, we have entered into an agreement with BGI Genomics pursuant to which, among others, BGI Genomics commercializes our MRD test in China on its sequencing platform. Developing and commercializing products with third parties reduces our control over such development and commercialization efforts and subjects us to the various risks inherent in a joint effort with a third party, such as delays, operational issues, technical difficulties and other contingencies outside of our influence or control. Distributing Panorama, Signatera and our other products through partners reduces our control over our revenues, our market penetration and our gross margin on sales by the partner if we could have otherwise made that sale through our direct sales force. The financial condition of these third parties could weaken, or they could terminate their relationship with us and/or stop selling our products, as has happened in the past; reduce their marketing efforts in respect of our products; develop and commercialize or otherwise sell competing products in addition to or in lieu of our tests, as has also occurred; merge with or be acquired by a competitor of ours or a company that chooses to de-prioritize or cease the efforts to develop, sell or otherwise partner with us on our products; or otherwise breach their agreements with us. Furthermore, our laboratory partners may misappropriate our trade secrets or use our proprietary information in such a way as to expose us to litigation and potential liability; and our compliance risk may increase to the extent that we are responsible, or deemed responsible, for our partners’ sales and marketing activities. Disagreements or disputes with our partners, including disagreements over customers, proprietary rights or our or their compliance with contractual obligations, might cause delays or impair the commercialization of our tests, lead to additional responsibilities for us with respect to new tests, or result in litigation or arbitration, any of which would divert management attention and resources and be time-consuming and expensive. As is typical for companies in our industry, we are continually evaluating and pursuing various strategic or commercial partnerships, relationships, or collaborations, some of which may involve the sale and issuance of our common stock, which could result in additional dilution of the percentage ownership of our stockholders and could cause the price of our common stock to decline.

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

We are responding to ongoing regulatory and governmental investigations, subpoenas and inquiries, and contesting our current legal matters, and cannot provide any assurance as to the ultimate outcome with respect to any of the foregoing. There are many uncertainties associated with these matters. Such matters may cause us to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of their merit or ultimate outcome. For example, in January 2024, a jury verdict of $57 million was awarded against us in a patent infringement lawsuit filed by Ravgen, Inc., and in November 2024, a jury verdict of over $292 million was awarded against us in litigation with Guardant Health, Inc. Although we intend to appeal any adverse judgment, we cannot assure you that we will be successful. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of the foregoing were to occur, our business, financial condition, results of operations, cash flows, prospects, or stock price could be adversely affected.

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
•

our ability to obtain more extensive coverage and reimbursement for our tests, including for microdeletions screening in NIPT, as well as in additional indications in women’s health, oncology, and organ health as we continue to invest in expanding our offerings in these fields;

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

We have incurred indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results.

As of December 31, 2024, we have $80.4 million of outstanding balance of the Credit Line including accrued interest. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time.

Recent macroeconomic pressures resulting from ongoing geopolitical or other matters may have an adverse impact on our business, financial results and prospects.

The COVID-19 pandemic had a significant negative impact on the macroeconomic environment, such as decreases in per capita income and level of disposable income, inflation, rising interest rates, and supply chain issues. Ongoing geopolitical matters in recent years have also contributed to difficult macroeconomic conditions and exacerbated supply chain issues, resulting in significant economic uncertainty as well as volatility in the financial markets, particularly in the United States. Such conditions may adversely impact our business, financial results, and prospects. In addition, such macroeconomic conditions could impact our ability to access the public markets as and when appropriate or necessary to carry out our operations or our strategic goals. We cannot predict the ongoing extent, duration or severity of these conditions, nor the extent to which we may be impacted.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2024, we had federal, state, and foreign NOL carryforwards of approximately $1.6 billion, $1.1 billion and $4.1 million, respectively, which, if not utilized, begin to expire in 2033, 2025, and 2027, respectively. Approximately $1.3 billion of these federal NOLs can be carried forward indefinitely. We also had federal research and development credit carryforwards of approximately $83.3 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $45.6 million, which begin to expire in 2031. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change” or if the tax laws are amended or otherwise changed.

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

Our business depends on our ability to obtain and maintain adequate coverage and reimbursement from third-party payers and patients. Third-party reimbursement for our testing represents a significant portion of our revenues, and we expect government and commercial third-party payers to continue to be our primary source of payments. In particular, we believe that in order for us to continue to achieve commercial success, we will need to achieve insurance coverage for microdeletions screening, and obtain positive coverage determinations and favorable reimbursement rates from commercial third-party payers, the Centers for Medicare & Medicaid, or CMS, and state reimbursement programs for our tests. Historically, we have not received reimbursement for a significant number of Panorama tests that we have performed for microdeletions; we have published data from our SMART Study, but we cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for Panorama for microdeletions. In addition, while we have received positive coverage determinations for certain specified uses and indications of our Signatera test from commercial third-party payers as well as the Molecular Diagnostic Services Program, or MolDx, which identifies and establishes Medicare coverage and reimbursement for molecular diagnostic tests, as well as for our Prospera Kidney and Lung tests, we cannot guarantee that our tests will be reimbursed at the rates we expect, or at the same or similar rates as we have received thus far. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in network status with, third-party payers for our existing or future tests, our ability to generate revenues will be limited. For example, physicians may be reluctant to order our tests due to the potential of a substantial out-of-pocket cost to the patient if reimbursement coverage is unavailable or insufficient.

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The practice guidelines issued by professional societies now generally acknowledge that NIPT is the most sensitive screening option for, and/or are generally supportive of NIPT in, average-risk pregnancies, in addition to high-risk pregnancies. However, while most third-party payers now reimburse for NIPT for average-risk patients, it remains the case that not all third-party payers, particularly state Medicaid payers, do so. Furthermore, many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, including most recently from our SMART Study, we have and may continue to experience low reimbursement rates for Panorama for microdeletions, and we may otherwise be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for microdeletions in the future, our future revenues and results of operations may be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payers do not reimburse.

In addition, although there is a CPT code in place for microdeletions testing, we have experienced low average reimbursement rates for microdeletions under this CPT code, and we expect our microdeletions reimbursement to remain low, at least in the near term, due to third-party payers declining to reimburse and as a result of reduced reimbursement, under the code, which has had, and we expect to continue to have, an adverse effect on our revenues.

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

Our San Carlos, CA laboratory is enrolled as a Medicaid provider in 51 U.S. states or territories and our Austin, TX laboratory is enrolled as a Medicaid provider in 43 states. However, even if we are recognized as a Medicaid provider in a state, if Medicare’s CLFS rate for our services and tests are low, the Medicaid reimbursement amounts are sometimes as low, or lower, than the Medicare reimbursement rate. In addition, from time to time we receive requests from state Medicaid programs seeking information or documents to determine eligibility for and the amount of Medicaid reimbursement. As a result of all of these factors, many state Medicaid programs only reimburse our testing at a low dollar amount, or not at all. Low or zero-dollar Medicaid reimbursement rates for our tests could have an adverse effect on our business and revenues.

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

We are highly reliant on our sales, marketing and billing activities to generate revenues in our business. We maintain a heightened focus on our training and compliance efforts in line with our reliance on personnel in these functions, and the significance of these functions as components of our business. We continue to educate, train and monitor our personnel, but from time to time we experience situations in which employees fail to strictly adhere to our policies. In addition, sales and marketing activities in the healthcare space are subject to various rules and regulations, as described in the risk factor entitled “Reimbursement and Regulatory Risks Related to Our Business—If we or our laboratory distribution partners, consultants or commercial partners act in a manner that violates healthcare fraud and abuse laws or otherwise engage in misconduct, we may be subject to civil or criminal penalties.” Moreover, our billing and marketing messaging can be complex and nuanced, and there may be errors or misunderstandings in our employees’ communication of such messaging. Furthermore, we utilize text messaging, email, phone calls and other similar methods to communicate with patients who are existing or potential users of our products for various business purposes. These activities subject us to laws and regulations relating to communications with consumers, such as the CAN-SPAM Act and the Telephone Consumer Protection Act, violations of which could subject us to claims by consumers, who may seek actual or statutory damages, as has happened in the past, which could be material in the aggregate. As our sales and marketing efforts continue to be critical to our business, with respect to both our expanding product portfolio as well as continued geographical expansion, we will continue to face an increased need to remain vigilant in monitoring and improving our policies, processes and procedures to maintain compliance with a growing number and variety of laws and regulations, including with respect to consumer marketing. To the extent that there is any violation, whether actual, perceived or alleged, of our policies or applicable laws and regulations, we may incur additional training and compliance costs; may, and from time to time do, receive inquiries, such as informal requests for documents, civil investigative demands, and subpoenas, from third-party payers or other third parties, including government entities; or may be held liable or otherwise responsible for such acts of non-compliance. Any of the foregoing could adversely affect our cash flow and financial condition.

If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs associated with complying with post-market controls.

We currently offer a number of genetic tests, and each of those tests is an LDT. The FDA considers an LDT to be a test that is designed, developed, validated and used within a single laboratory. Our laboratories are currently regulated under CLIA and must comply with CAP requirements, and we are subject to extensive federal and state laws and regulations. The FDA has historically taken the position that it has the authority to regulate LDTs as medical devices under the FDC Act, but it had generally exercised enforcement discretion with regard to such tests. The final rule issued by FDA in May 2024, discussed in the section of this Annual Report on Form 10-K entitled “Business—Government Regulations—FDA”, could have a significant impact on our ability to market current LDTs and to develop new ones in the future.  Although our LDTs marketed prior to May 6, 2024 may be eligible for enforcement discretion with respect to premarket review requirements, changes we make to such LDTs, as well as new LDTs we develop after that date, will be subject to various regulatory requirements such as those described in this risk factor.

If FDA premarket clearance, approval or de novo classification is required for any of our existing or future tests, or for any components or materials we use in, or software that we or our customers use as part of, our tests, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we or our suppliers work to obtain FDA clearance, approval or de novo classification. Our business could be adversely affected while such review is ongoing and if we or our supplier are ultimately unable to obtain premarket clearance, approval or de novo classification. For example, the regulatory premarket clearance, approval or de novo classification process may involve, among other things, submitting a 510(k) premarket notification, a request for de novo classification, or a PMA application to the FDA. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such submissions requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent regulatory clearances, approvals or de novo classifications. In addition, we may require cooperation in our filings for FDA clearance, approval or de novo classification from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory clearances, approvals or de novo classifications or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve regulatory clearance, approval or de novo classification for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we have been party to certain intellectual property proceedings with Illumina as described elsewhere in these Risk Factors. Moreover, if FDA premarket clearance, approval or de novo classification is required, our cash flows may be adversely affected until we obtain such clearance, approval or de novo classification, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to, but which do not, have marketing authorization. Furthermore, the FDA may conclude that Constellation is subject to regulation as CDS, which could have an adverse impact on our ability to commercialize our Constellation software. The need to obtain regulatory clearance, approval or de novo classification for Constellation could cause us to incur substantial costs and delays and interfere with our customers’ ability to use the software in the development and commercialization of their diagnostic tests based on our technology.

The FDA has granted us Breakthrough Device designations for our Signatera test covering its use in various applications. While receiving such designations enables us to have increased interactions with FDA, we cannot assure you that these designations will lead to accelerated review or approval of our regulatory submissions for Signatera.

We cannot assure you that, if we decide or are required to seek premarket clearance or approval or de novo classification for Panorama or any of our other tests, our efforts will succeed on a timely basis or at all. In addition, after a test has been cleared, approved or reclassified through the de novo pathway, certain kinds of changes that we may make to improve the test, or  certain modifications by a supplier of a component upon which our approval relies, may result in the need for additional clearance, approval, or de novo classification by the FDA before we can implement them, which could increase the time and expense involved in implementing such changes commercially. The need for compliance with such FDA regulations would be time-consuming and expensive, potentially diverting resources from other aspects of our business, and we could be subject to legal actions, including fines and penalties, if we fail to comply with these requirements, any of which may adversely impact our business and results of operations.

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

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. For example, the European Commission adopted revised in-vitro diagnostic regulations, or IVDR, which became effective in 2022. Among others, the new regulations introduced risk-based classification for IVDs and require notified body involvement for various classes of devices, including reproductive health tests such as Panorama, which are classified as a Class C product. As such, we are required to submit clinical evidence and post-market performance data to regulators. We or our partners or licensees may not be able to obtain regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in the United States or in foreign countries.

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

We are subject to CLIA, a federal law that, in partnership with the states, regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease or impairment of, or assessment of the health of, human beings. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in areas including personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill federal health care programs, as well as many commercial third-party payers, for our tests. Our laboratories located in Austin, Texas and San Carlos, California are both CLIA certified and accredited by the College of American Pathologists, or CAP, a third-party accreditation organization with deeming, or delegated, authority from CMS to determine compliance. To renew these certifications, we are subject to a formal external survey and inspection of each site at least every two years. Moreover, CLIA and/or state inspectors may conduct random inspections of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA, CAP or state requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation or state laboratory permit, as well as a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs, and significant adverse publicity. Bringing our laboratory back into compliance with CLIA requirements could cause us to incur significant expenses and potentially lose revenues in order to address deficiencies and achieve compliance.

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

Changes in government spending or healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and commercial third-party payers.

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

In addition to the PPACA, various healthcare reform proposals have also emerged from federal and state governments. Under PAMA, services payable by Medicare under the CLFS are adjusted based on negotiated payment rates paid by private payers for the same test. The implementation of the PAMA rates negatively impacted overall pricing and reimbursement for many clinical laboratory testing services. The PAMA rate reductions did not have a material impact on our business when they were implemented because our revenues from Medicare were very low at the time. The PAMA reductions and reporting requirements were suspended in 2021 and have continued to be delayed, most recently until 2026. Due to our increased billing for our Signatera and Prospera testing, and in particular the significant and growing percentage of our revenues attributable to Signatera, any decrease in the reimbursement we receive under the CLFS due to PAMA may negatively impact our revenue when the PAMA rates are implemented. In addition, federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for our tests and requirements that beneficiaries of federal health care programs pay for, or pay for higher portions of, clinical laboratory tests or services received, could substantially diminish the utilization of our tests, increase costs and adversely affect our ability to generate revenues and achieve profitability.

Statutory, regulatory, and policy changes, or government budget and funding levels, may also adversely impact the ability of the FDA, the NIH and other regulatory authorities to perform their regulatory functions. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies have had to furlough critical government employees and stop critical activities. Inadequate funding for such organizations and/or potentially shifting priorities, including under the new administration, could prevent or delay regulatory review and approval processes, adversely affect their ability to hire and retain key personnel, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, any of which could negatively impact our business, including our ongoing research, development and commercialization initiatives.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or how any such future legislation, regulation or initiative may affect us. Current or potential future federal legislation and the expansion of government’s role in the U.S. healthcare industry, changes to the reimbursement amounts paid by third-party payers for our current and future tests, or limited or inadequate funding for regulatory authorities, may adversely affect our test volumes and adversely affect our business, financial condition, results of operations, and cash flows.

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

•	federal and state laws and regulations governing consumer protections, data privacy, informed consent for genetic testing, and the use of genetic material;
•	federal and state laws and regulations governing the submission of claims, as well as billing and collection practices, for healthcare services;
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

•	the prohibition on reassignment by the Medicare or Medicaid program beneficiary of claims to any party; and
•

state law equivalents to the above laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state data privacy and security laws which may be more stringent than HIPAA.

Furthermore, our industry has experienced increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions, which are described in further detail in the section of this Annual Report on Form 10-K entitled “Business—Government Regulations—Healthcare Fraud and Abuse Laws”. When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory civil penalties – up to approximately $28,619 in 2025 – for each false claim or statement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases go even further because many of these state laws apply where a claim is submitted to any third-party payer and not merely a governmental program. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions. Although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims in the future.

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

We are a covered entity and a business associate of other covered entities under the federal HIPAA privacy and security regulations, which are described in further detail in the section of this Annual Report on Form 10-K entitled “Business—Government Regulations—HIPAA and Other Privacy Laws”. As a result, we must comply with certain requirements and obligations regarding PHI, including patient authorization of the use and disclosure of, administrative, technical and physical safeguards for, and analysis of security incidents and breach notification requirements with respect to, PHI. HIPAA provides for significant fines and other penalties for wrongful use or disclosure of protected health information in violation of privacy and security regulations, including potential civil and criminal fines and penalties.

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

The GDPR data privacy regulations govern data protection in the European Union, and are more stringent, provide for higher potential liabilities, and apply to a broader range of personal data than those in the United States. The GDPR applies to us as a U.S.-based company that does business or offers services in, or that processes or holds personal data of data subjects in, the European Union. While our current processes and practices comply with the GDPR, we will need to continue to monitor our practices to ensure ongoing compliance with GDPR. Furthermore, the GDPR enables EU member states to enact jurisdiction-specific requirements in key areas, which could require us to implement multiple policies unique to the jurisdictions in which we operate, which could make it more difficult and resource-intensive to continue to operate in the European Union.

As discussed in more detail in “Business—Government Regulations—HIPAA and Other Privacy Laws,” state consumer protection and data privacy laws continue to evolve, with several states’ privacy laws coming into effect in recent years, with more expected in the future. These state privacy laws dictate how we can collect, use, store, sell, share, analyze or process personal identifying information and/or consumer or health data received or generated by our business operations.

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

In addition, if the market for life sciences stocks or the stock market in general experiences uneven investor confidence, as has been the case in the past, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies, including us, that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation, and we may in the future become subject to such litigation. For example, we have in the past been subject to a purported securities class action lawsuit filed against us, our directors and certain of our officers and stockholders related to our initial public offering. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our former underwriters, in connection with any future lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a material adverse effect on the market price of our common stock.

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

Although we determined that our internal controls over financial reporting were effective as of December 31, 2024, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

We engage with a range of external experts, including cybersecurity assessors, consultants, and auditors, in evaluating and attesting to our risk management systems, including an annual Systems and Organization Controls 2, or SOC 2, audit with respect to the security, availability, confidentiality, and process integrity trust services criteria, or TSC. Our collaboration with these third-party service providers includes regular audits, threat assessments, and consultation on cybersecurity strategy and enhancements. Recognizing the risks associated with these and other third-party service providers, we also conduct risk assessments on selected systems and third-party service providers on an ongoing basis.

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

We lease office facilities under non-cancelable operating lease agreements. We currently occupy approximately 136,000 square feet of laboratory and office space at 201 Industrial Road in San Carlos, California pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces, referred to as the First Space and the Second Space. The First Space covers approximately 88,000 square feet. The Second Space covers approximately 48,000 square feet. The original lease term was approximately 84 months. An amendment was signed in January 2021 which extended the term of the lease for 48 months. The amended term of the lease commenced in October 2023 and will expire in October 2027. In July 2024, we entered into an amendment of the San Carlos lease to extend the term for 60 months to October 2032. The annual rent will be approximately $9.7 million beginning January 2025, escalating annually and may be increased if we elect to utilize additional tenant improvement allowances.

In Tukwila, Washington, we leased a facility to provide storage of our cord blood tissue units. The facility covers approximately 10,000 square feet, with a lease term of 62 months beginning in June 2018 and expired in July 2023. In the third quarter of 2019, we sold the Evercord business and the facility was subleased to a third party. As a result, we did not exercise the option to renew the facility upon expiration of the term in July 2023.

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

In the first quarter of 2025, we entered into new lease arrangements for additional space in Austin, Texas and San Carlos, California. The new lease arrangements have future commitments aggregating to approximately $12.8 million through 2033.

We entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a three-year term. The premises is used for general office, laboratory and research use. In December 2022, we exercised the renewal option of the South San Francisco lease agreement. In January 2023, we entered into an amendment to extend the lease term of the South San Francisco premises by three years, through November 2026.

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

We have also historically entered into leases of individual workspaces and storage spaces at various locations on both a month-to-month basis without an established lease term, and more recently for certain locations, have committed to terms approximating one to five years. For the facilities without a committed lease term, we have elected to not recognize them as the right-of-use assets on the consolidated balance sheets as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, we have recorded a right-of-use asset.

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

Holders

As of January 31, 2025, we had 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing. The following graph compares the cumulative total stockholder return on our common stock over the five-year period ending on December 31, 2024, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. The chart assumes $100 was invested at the close of market on January 2, 2020, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

		Nasdaq	Nasdaq
Trade Date	Natera, Inc.	Biotechnology	Composite
Base period 1/2/2020	$100.00	$100.00	$100.00
12/31/2020	$298.95	$126.47	$141.75
12/31/2021	$278.97	$125.67	$172.07
12/31/2022	$120.67	$111.96	$115.12
12/31/2023	$188.16	$116.14	$165.10
12/31/2024	$475.52	$114.55	$212.39

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

ITEM 6.	[Reserved.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently provide a comprehensive suite of products in women’s health, oncology, and organ health, and our Constellation cloud-based platform. We generate a majority of our revenues from the sale of Panorama, our non-invasive prenatal test, or NIPT, as well as Horizon, our Carrier Screening test. In addition to Panorama and Horizon, our product offerings in women’s health include Spectrum Preimplantation Genetics, our Anora miscarriage test, and Vistara single-gene NIPT, as well as our Empower hereditary cancer screening test, which we also offer through our oncology sales channel. We also offer our Signatera molecular residual disease test for oncology applications, which we commercialize as a test run in our CLIA (as defined below) laboratories and offer on a research use only basis to research laboratories and pharmaceutical companies; and our Prospera organ transplant assessment tests.

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

The principal focus of our commercial operations is to offer our tests through both our direct sales force and laboratory distribution partners, and our Constellation licensees under our cloud-based distribution model. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system, and the test sample is routed into the appropriate workflow. This number is a subset of the number of tests that we process, which includes tests distributed through our Constellation licensees. The number of tests that we process is a key metric as it tracks overall volume growth, particularly as our laboratory partners may transition from sending samples to our laboratory to our cloud-

based distribution model, as a result of which our tests accessioned would decrease but our tests processed would remain unchanged.

During the year ended December 31, 2024, we processed approximately 3,064,600 tests, comprised of approximately 3,001,900 tests accessioned in our laboratories. During the year ended December 31, 2023, we processed approximately 2,496,100 tests, comprised of approximately 2,426,500 tests accessioned in our laboratories. During the year ended December 31, 2022, we processed approximately 2,066,500 tests, comprised of approximately 2,004,000 tests accessioned in our laboratories. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratories as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force were 94%, 91% and 89% for the years ended December 31, 2024, 2023, and 2022, respectively. The percent of our revenues attributable to U.S. laboratory partners for the years ended December 31, 2024, 2023, and 2022, was 4%, 6% and 7%, respectively. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales was 2%, 3% and 4% for the years ended December 31, 2024, 2023 and 2022, respectively.

For the year ended December 31, 2024, total revenues were $1,696.9 million, compared to $1,082.6 million and $820.2 million in the years ended December 31, 2023 and 2022, respectively. Product revenues generated from our testing accounted for $1,685.1 million or 99% of total revenues for the year ended December 31, 2024, compared to $1,068.5 million or 99% of total revenues for the year ended December 31, 2023 and $797.3 million or 97% of total revenues for the year ended December 31, 2022. For the years ended December 31, 2024, 2023, and 2022, there were no customers exceeding 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $39.2 million, representing 2% of total revenues for the year ended December 31, 2024. For the year ended December 31, 2023, revenues from customers outside the United States were $34.9 million, representing approximately 3% of total revenues. For the year ended December 31, 2022, revenues from customers outside the United States were $34.4 million, representing approximately 4% of total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net losses for the years ended December 31, 2024, 2023, and 2022, were $190.4 million, $434.8 million, and $547.8 million, respectively. This included non-cash stock compensation expense of $274.4 million, $191.8 million, and $152.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $2.6 billion.

Components of the Results of Operations

The section of this Management’s Discussion and Analysis generally discusses year-to-year comparisons between 2024 and 2023. Discussions of year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024.

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

Licensing and Other Revenues

Revenues recognized from tests processed through our Constellation model, and from our strategic partnership agreements (which during the three years ended December 31, 2024, 2023 and 2022 comprised BGI Genomics Co. Ltd., and Foundation Medicine, Inc. agreements) are reported in licensing and other revenues. We also recognize licensing revenues through the licensing and the provisioning of services to support the use of our proprietary technology by licensees under our cloud-based distribution model. As of December 31, 2024, we are recognizing revenues on 7 licensing and service arrangements with laboratories under our Constellation model.

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

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, equipment and related depreciation expense, personnel costs, including stock-based compensation expense, and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, costs incurred from third party test processing fees, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with Whole Exome Sequencing, or WES, are also included, as well as labor costs, relating to our Signatera CLIA and Signatera research use only offerings. Costs associated with performing tests are recorded when the test is accessioned. Costs associated with collection kits are recorded upon shipment to the clinics. We expect cost of product revenues in absolute dollars to increase as the number of tests we perform increases.

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

We currently have 7 revenue generating licensing and service agreements with laboratories under our Constellation distribution model. We consider our cost of licensing and other revenues for the Constellation software platform to be relatively low, and therefore we expect its associated gross margin is higher. We expect our cost of licensing will increase in relation to volume growth.

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

Interest Expense

Interest expense is attributable to borrowing under our Convertible Senior Notes (the “Convertible Notes”) and the credit line with UBS (the “Credit Line”), including the amortization of debt discounts.

Interest Income and Other (Expense) Income, Net

Interest income and other (expense) income, net is comprised of interest earned on our cash, realized gains and losses on investments and assets, sublease rental income, and foreign currency remeasurement gains and losses.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be product revenues recognition and stock-based compensation attributable to restricted stock units and stock options with performance metrics.

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

Stock-Based Compensation Attributable to Performance-Based Awards

Stock-based compensation expense for restricted stock units and stock options with performance metrics is calculated based upon probability of achievement of the metrics specified in the grant. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. No compensation cost is recognized on stock options for employees and non-employees who do not render the requisite service and therefore forfeit their rights to the stock options. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our statements of operations and comprehensive loss during the period that the related services are rendered.

Results of Operations

Comparison of the years ended December 31, 2024, 2023, and 2022

	Year Ended December 31,			Changes
(in thousands)	2024	2023	2022	2024 - 2023		2023 - 2022
				Amount	Percent	Amount	Percent
Revenues:
Product revenues	$1,685,074	$1,068,522	$797,307	$616,552	57.7%	$271,215	34.0%
Licensing and other revenues	11,837	14,049	22,915	(2,212)	(15.7)	(8,866)	(38.7)
Total revenues	1,696,911	1,082,571	820,222	614,340	56.7	262,349	32.0
Cost and expenses:
Cost of product revenues	672,304	588,564	453,632	83,740	14.2	134,932	29.7
Cost of licensing and other revenues	1,449	1,267	2,624	182	14.4	(1,357)	(51.7)
Research and development	404,138	320,678	316,415	83,460	26.0	4,263	1.3
Selling, general and administrative	841,314	618,307	588,591	223,007	36.1	29,716	5.0
Total cost and expenses	1,919,205	1,528,816	1,361,262	390,389	25.5	167,554	12.3
Loss from operations	(222,294)	(446,245)	(541,040)	223,951	50.2	94,795	17.5
Interest expense	(10,685)	(12,638)	(9,319)	1,953	15.5	(3,319)	(35.6)
Interest and other income, net	43,248	24,353	3,538	18,895	77.6	20,815	588.3
Loss before income taxes	(189,731)	(434,530)	(546,821)	244,799	56.3	112,291	20.5
Income tax expense	(695)	(271)	(978)	(424)	(156.5)	707	72.3
Net loss	$(190,426)	$(434,801)	$(547,799)	$244,375	56.2%	$112,998	20.6%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the year ended December 31, 2024 increased by $614.3 million, or 56.7%, when compared to the year ended December 31, 2023.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the year ended December 31, 2024, total reported units were approximately 2,926,400, comprised of approximately 2,867,400 tests reported in our laboratories. Comparatively, during the year ended December 31, 2023, total reported units were approximately 2,388,200, comprised of approximately 2,323,400 tests reported in our laboratories. During the year ended December 31, 2024 and 2023, total oncology units processed were approximately 528,200 and 341,000 respectively.

Product Revenues

During the year ended December 31, 2024, product revenues increased by $616.6 million, or 57.7% compared to the year ended December 31, 2023, as a result of the continued revenue growth from increased test volumes as well as average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $2.2 million, or 15.7%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the year ended December 31, 2024, cost of product revenues increased by $83.7 million or 14.2% when compared to the year ended December 31, 2023, primarily due to higher costs related to inventory consumption of $28.1 million driven by an increase in accessioned cases, a $32.0 million increase in third-party fees, a $23.6 million increase in shipping, equipment and related depreciation expense, labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the year ended December 31, 2024, when compared to the year ended December 31, 2023, increased by approximately $0.2 million, or 14.4%, primarily due to a net increase in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the year ended December 31, 2024 increased by $83.5 million, or 26.0%, when compared to the year ended December 31, 2023. The increase was driven by a $48.3 million increase in salary and related expenditures, which includes a $24.2 million increase in stock-based compensation expense, a $25.7 million increase in lab and clinical trial related expenses, a $6.7 million increase in consulting expenses, and a $2.8 million net increase in office, facilities, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $223.0 million, or 36.1%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was attributable to a $124.4 million increase in salary and related expenditures, which includes a $55.5 million increase in stock-based compensation expense, a $57.2 million increase in consulting and legal expenses, a $8.9 million increase in marketing costs, a $7.4 million increase in travel expenses, a $7.4 million increase in office related expenses, a $16.5 million increase in vendor expenses, and a $1.2 million net increase in facilities and other costs.

Interest Expense

Interest expense decreased by $2.0 million, 15.5%, in the year ended December 31, 2024 compared to the same period in the prior year primarily as a result of the slight decrease in interest rate and the redemption of the Convertible Notes in October 2024.

Interest and Other Income

Interest and other income increased by $18.9 million, or 77.6%, in the year ended December 31, 2024, compared to the same period in the prior year, primarily due to greater average cash and investment balances driving higher interest income.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the year ended December 31, 2024, we had a net loss of $190.4 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of December 31, 2024, we had an accumulated deficit of $2.6 billion. As of December 31, 2024, we had $945.6 million in cash and cash equivalents and restricted cash, $22.7 million in marketable securities, and $80.4 million of outstanding balance on the Credit Line including accrued interest. As of December 31, 2024, we have $20.0 million remaining and available on the Credit Line.

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

In September 2023, we completed an underwritten equity offering and sold 4,550,000 shares of our common stock at a price of $55 per share to the public. Before offering expenses of approximately $0.4 million, we received proceeds of approximately $235.8 million net of the underwriting discount. In November 2022, we completed an underwritten equity offering and sold 13,144,500 shares of our common stock at a price of $35 per share to the public. Before offering expenses of approximately $0.5 million, we received proceeds of approximately $433.2 million net of the underwriting discount. Additionally, our contractual obligations and other commitments are satisfied by the equity financing described above, our convertible note financing conducted in April 2020 described below, the Credit Facility described below, and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after February 27, 2025.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of December 31, 2024, the total principal amount outstanding with accrued interest was $80.4 million and $20.0 million is remaining and available under the Credit Line.

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

The Convertible Notes are senior, unsecured obligations of the Company and bear interest at a rate of 2.25% per year, payable in cash semi-annually in arrears in May and November of each year, beginning in November 2020. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. On July 19, 2024, we elected to exercise our optional redemption right to redeem all $287.5 million aggregate principal amount of our outstanding 2.25% Convertible Notes due 2027 and instructed Wilmington Trust, National Association, as trustee under the Indenture Agreement governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The Redemption Date fixed for the redemption of the Convertible Notes was October 11, 2024. The redemption price for the Convertible Notes was equal to 100% of the principal amount of the Convertible Notes redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. We elected physical settlement with shares of our common stock as the settlement method to apply to all conversions of the Convertible Notes. On the Redemption Date, $287.4 million of Convertible Notes were converted for approximately 7.5 million shares of our common stock under the terms of the redemption notice. The remaining Convertible Notes not converted under the redemption notice were redeemed in exchange for cash at face value plus any accrued interest totaling $0.1 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022

	(in thousands)
Cash provided by (used in) operating activities	$135,664	$(246,955)	$(431,501)
Cash provided by investing activities	137,624	168,498	330,338
Cash provided by financing activities	30,204	254,461	482,640
Net change in cash, cash equivalents and restricted cash	303,492	176,004	381,477
Cash, cash equivalents and restricted cash, beginning of period	642,095	466,091	84,614
Cash, cash equivalents and restricted cash, end of year	$945,587	$642,095	$466,091

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities during the year ended December 31, 2024 was $135.7 million. The net loss of $190.4 million includes $324.0 million in non-cash charges resulting from $31.0 million of depreciation and amortization, $274.4 million of stock-based compensation expense, $15.3 million of non-cash lease expense, $1.0 million for amortization of debt discount and issuance cost, $0.5 million for foreign exchange adjustment, and $2.8 million of non-cash interest expense, offset by a $0.6 million decrease in amortization of premiums and accretion of purchase discounts on investment securities and a $0.4 million decrease in non-cash expense recovery. Operating assets had cash outflows of $29.1 million resulting from a $35.9 million increase in accounts receivable, a $4.0 million increase in inventory, offset by a $10.8 million decrease in prepaid expenses and other assets. Operating liabilities resulted in cash inflows of $31.2 million resulting from a $13.2 million increase in accounts payable, a $40.3 million increase in accrued compensation, a $0.9 million increase in deferred revenue, offset by a $16.8 million decrease in lease liabilities and a $6.4 million decrease in other accrued liabilities.

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

Cash Provided by Investing Activities

Cash provided by investing activities for the year ended December 31, 2024 totaled $137.6 million, which was comprised of $24.8 million from proceeds from sale of investments and $314.4 million from proceeds of investment maturities, offset by $122.0 million in purchasing of new investments, $66.4 million in acquisitions of property and equipment, $2.7 million for investment in related party, and $10.5 million for an intangible asset acquisition.

Cash provided by investing activities for the year ended December 31, 2023 totaled $168.5 million, which was comprised of $306.0 million proceeds of investment maturities, offset by $98.3 million purchases of new investments and $39.2 million in cash paid for the purchase of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 totaled $30.2 million comprised of $13.0 million from proceeds from the exercise of stock options and $17.3 million from the issuance of common stock under our employee stock purchase plan, offset by $0.1 million related to cash redemption on the Convertible Notes.

Cash provided by financing activities for the year ended December 31, 2023 totaled $254.4 million comprised of $235.4 million net proceeds from our equity offering completed in the third quarter of 2023, $15.1 million in issuance of common stock under our employee stock purchase plan, and $3.9 million cash proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, Credit Line (as defined below), commercial supply agreements and other agreements.

Credit Line

The short-term debt obligations consist of the $80.4 million principal amount drawn from the UBS Credit Line, or the Credit Line, and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. We are required to maintain a minimum of at least $150.0 million in our UBS accounts as collateral which has been classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. In October 2023, the interest rate was subsequently changed to the 30-day SOFR average, plus 0.5%. Please refer to Note 10, Debt, for further details.

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

Operating leases

Our future minimum lease payments consist of $140.6 million, as described in Note 7, Leases, which excludes $0.7 million of lease commitments related to payments for leases executed but not yet commenced to be paid over the respective terms of such leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), as of December 31, 2024. As a result, these leases are not reflected within the consolidated balance sheets.

The following table summarizes our contractual commitments as of December 31, 2024:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Short-term debt obligations(1)	$80,000	$80,000	$—	$—	$—
Interest accrued on debt(2)	362	362	—	—	—
Inventory purchase and other contractual obligations(3)	171,262	113,818	44,085	11,359	2,000
Total	$251,624	$194,180	$44,085	$11,359	$2,000

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represents interest accrued on our Credit Line.
(3)	Represents various inventory purchase and other contractual obligations. Please refer to contractual commitments disclosures provided in Note 8, Commitments and Contingencies for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line had an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 1.21%. The SOFR rate is variable. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.4 million gross debt outstanding on our Credit Line, including principal and accrued interest as of December 31, 2024. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $0.2 million annually in relation to amounts we would expect to earn, based on our short-term investments as of December 31, 2024.

For the fiscal year ending December 31, 2024, compared to the fiscal year ending December 31, 2023, our unrealized loss on available for sale securities decreased due to the change in average yield rate, resulting in an unrealized gain of $2.4 million for the year ended December 31, 2024.

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

NATERA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Natera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natera, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Product Revenue
Description of the Matter

As described in Note 3 of the consolidated financial statements, product revenue is recognized in an amount equal to the total consideration expected to be received at a point in time when the genetic testing services are delivered. The Company disaggregates revenues by payor types, for which the Company recognized product revenues from insurance carriers and patients totaling $1,571.8 million and $27.9 million, respectively, during the year ended December 31, 2024. The Company uses a portfolio of relevant historical data to estimate variable consideration. Consideration expected to be received for test results is estimated based on a variety of factors, including historical and current payment trends, as well as expectations of future collections. In periods subsequent to test delivery, management monitors whether cash collections are sufficient to support revenue recognized in prior periods or whether changes to previous or current estimates of expected consideration to be received are required.

Auditing the measurement of product revenue related to genetic testing services performed on behalf of patients was complex due to the nature of the procedures required to assess management’s judgment in estimating consideration expected to be received for tests where there was limited or no historical cash collection data. In such situations, management uses a variety of inputs to estimate consideration expected to be received, as applicable, including available cash collection history, current payment trends, and contractual arrangements with insurance carriers, among other factors.

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

We performed audit procedures that included, among others, assessing the methodologies used to estimate consideration expected to be received for tests performed on behalf of patients when sufficient historical cash collection data was not available. Specifically, we obtained an understanding of the rationale for management’s estimates. Additionally, we tested the completeness and accuracy of the underlying data used by the Company in its analysis and management’s supporting calculations. We also performed an evaluation of actual cash collections versus expectations to assess the accuracy of estimates made in prior periods.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Jose, California

February 27, 2025

Natera, Inc.

Consolidated Balance Sheets

(in thousands, except par value amount)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash, cash equivalents and restricted cash	$945,587	$642,095
Short-term investments	22,689	236,882
Accounts receivable, net of allowance of $7,259 in 2024 and $6,481 in 2023	314,165	278,289
Inventory	44,744	40,759
Prepaid expenses and other current assets	48,635	60,524
Total current assets	1,375,820	1,258,549
Property and equipment, net	162,046	111,210
Operating lease right-of-use assets	86,149	56,537
Other assets	36,720	15,403
Total assets	$1,660,735	$1,441,699

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,922	$14,998
Accrued compensation	62,114	45,857
Other accrued liabilities	146,893	149,405
Deferred revenue, current portion	19,754	16,612
Short-term debt financing	80,362	80,402
Total current liabilities	344,045	307,274
Long-term debt financing	—	282,945
Deferred revenue, long-term portion and other liabilities	24,682	19,128
Operating lease liabilities, long-term portion	96,588	67,025
Total liabilities	465,315	676,372
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both December 31, 2024 and 2023; 132,646 and 119,581 shares issued and outstanding at December 31, 2024 and 2023, respectively	12	11
Additional paid in capital	3,763,614	3,145,837
Accumulated deficit	(2,567,862)	(2,377,436)
Accumulated other comprehensive loss	(344)	(3,085)
Total stockholders’ equity	1,195,420	765,327
Total liabilities and stockholders’ equity	$1,660,735	$1,441,699

See accompanying notes.

Natera, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022

Revenues
Product revenues	$1,685,074	$1,068,522	$797,307
Licensing and other revenues	11,837	14,049	22,915
Total revenues	1,696,911	1,082,571	820,222
Cost and expenses
Cost of product revenues	672,304	588,564	453,632
Cost of licensing and other revenues	1,449	1,267	2,624
Research and development	404,138	320,678	316,415
Selling, general and administrative	841,314	618,307	588,591
Total cost and expenses	1,919,205	1,528,816	1,361,262
Loss from operations	(222,294)	(446,245)	(541,040)
Interest expense	(10,685)	(12,638)	(9,319)
Interest and other income, net	43,248	24,353	3,538
Loss before income taxes	(189,731)	(434,530)	(546,821)
Income tax expense	(695)	(271)	(978)
Net loss	$(190,426)	$(434,801)	$(547,799)
Unrealized gain (loss) on available-for-sale securities, net of tax	2,741	13,277	(14,075)
Comprehensive loss	$(187,685)	$(421,524)	$(561,874)

Net loss per share (Note 13):
Basic and diluted	$(1.53)	$(3.78)	$(5.57)

Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	124,718	114,997	98,408

See accompanying notes.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Capital	Income (Loss)
Balance as of December 31, 2021	95,140	10	2,050,417	(2,287)	(1,394,836)	653,304
Issuance of common stock upon exercise of stock options	828	—	6,411	—	—	6,411
Issuance of common stock under employee stock purchase plan	437	—	13,037	—	—	13,037
Vesting of restricted stock	1,480	—	—	—	—	—
Stock-based compensation	—	—	152,384	—	—	152,384
Unrealized loss on available-for sale securities	—	—	—	(14,075)	—	(14,075)
Issuance of common stock for public offering, net	13,145	1	433,191	—	—	433,192
Issuance of common stock for IPR&D milestone	225	—	9,290	—	—	9,290
Net loss	—	—	—	—	(547,799)	(547,799)
Balance as of December 31, 2022	111,255	11	2,664,730	(16,362)	(1,942,635)	705,744
Issuance of common stock upon exercise of stock options	298	—	3,892	—	—	3,892
Issuance of common stock under employee stock purchase plan	392	—	15,128	—	—	15,128
Issuance of stock for bonuses	349	—	19,774	—	—	19,774
Issuance of common stock for IPR&D milestone	336	—	14,435	—	—	14,435
Issuance of common stock for public offering, net	4,550	—	235,441	—	—	235,441
Vesting of restricted stock units	2,401	—	—	—	—	—
Stock-based compensation	—	—	192,437	—	—	192,437
Unrealized gain on available-for sale securities	—	—	—	13,277	—	13,277
Net loss	—	—	—	—	(434,801)	(434,801)
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(3,085)	$(2,377,436)	$765,327
Issuance of common stock upon exercise of stock options	1,626	—	12,988	—	—	12,988
Issuance of common stock under employee stock purchase plan	369	—	17,298	—	—	17,298
Issuance of stock for bonuses	270	—	24,071	—	—	24,071
Issuance of common stock for Convertible Notes and accrued interest	7,532	1	286,729	—	—	286,730
Vesting of restricted stock units	3,268	—	—	—	—	-
Stock-based compensation	—	—	276,691	—	—	276,691
Unrealized gain on available-for sale securities	—	—	—	2,741	—	2,741
Net loss	—	—	—	—	(190,426)	(190,426)
Balance as of December 31, 2024	132,646	$12	$3,763,614	$(344)	$(2,567,862)	$1,195,420

See accompanying notes.

Natera, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(190,426)	$(434,801)	$(547,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,968	24,097	16,702
Expensed in-process research and development	—	2,679	9,290
Non-cash lease expense	15,325	14,519	13,770
Stock-based compensation	274,428	191,808	152,384
Amortization of premiums and accretion of purchase discounts on investment securities	(618)	1,087	4,837
Loss on investments	—	—	906
Foreign exchange adjustment	462	265	(2)
Amortization of debt discount and issuance cost	991	1,292	1,259
Non-cash interest expense	2,835	52	302
Non-cash expense recovery	(442)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(35,876)	(33,904)	(122,311)
Inventory	(3,985)	(5,353)	(8,497)
Operating lease right-of-use assets	—	8,354	622
Prepaid expenses and other assets	10,807	(26,072)	(1,202)
Accounts payable	13,210	(15,458)	5,462
Accrued compensation	40,328	21,619	3,069
Operating lease liabilities	(16,819)	(12,448)	(9,999)
Other accrued liabilities	(6,376)	10,347	47,650
Deferred revenue	852	4,962	2,056
Net cash provided by (used in) operating activities	135,664	(246,955)	(431,501)
Investing activities:
Purchases of investments	(122,010)	(98,303)	(86,947)
Proceeds from sale of investments	24,822	—	248,482
Proceeds from maturity of investments	314,400	306,000	216,500
Purchases of property and equipment	(66,423)	(39,199)	(47,697)
Investment in related party	(2,670)	—	—
Cash paid for acquisition of intangible assets	(10,495)	—	—
Net cash provided by investing activities	137,624	168,498	330,338
Financing activities:
Proceeds from exercise of stock options	12,988	3,892	6,411
Proceeds from the issuance of common stock under the employee stock purchase plan	17,298	15,128	13,037
Proceeds from public offering, net of issuance cost	—	235,441	433,192
Proceeds from Credit Line	—	—	30,000
Cash redemption on Convertible Note	(82)	—	—
Net cash provided by financing activities	30,204	254,461	482,640

Net change in cash, cash equivalents and restricted cash	303,492	176,004	381,477
Beginning cash, cash equivalents and restricted cash	642,095	466,091	84,614
Ending cash, cash equivalents and restricted cash	$945,587	$642,095	$466,091
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,307	$295	$549
Cash paid for interest	$7,897	$11,346	$8,060
Non-cash activities:
Purchases of property and equipment in accounts payable and accruals	$9,374	$1,582	$(1,940)
Acquisition of warrants	$9,424	$—	$—
Amounts accrued for acquisition of intangible assets	$1,400	$—	$—
Issuance of common stock for IPR&D milestone	$—	$14,435	$—
Issuance of common stock for bonuses	$24,071	$19,774	$—
Stock-based compensation included in capitalized software development costs	$2,263	$629	$—
Debt and interest converted into equity	$286,730	$—	$—

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

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $190.4 million for the year ended December 31, 2024 and an accumulated deficit of $2.6 billion as of December 31, 2024. As of December 31, 2024, the Company had $945.6 million in cash, cash equivalents, and restricted cash, $22.7 million in marketable securities, and $80.4 million of outstanding balance on the Credit Line (as defined in Note 10, Debt) including accrued interest. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line which is classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. As of December 31, 2024, the Company had $20.0 million remaining and available on its Credit Line.

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

On July 19, 2024, the Company announced its decision to redeem all of its outstanding 2.25% Convertible Senior Notes (the “Convertible Notes”) due 2027. The redemption was completed on October 11, 2024 (the “Redemption Date”). The redemption price for the Convertible Notes equaled 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company elected physical settlement with shares of its common stock as the settlement method to apply to all conversions of the Convertible Notes. On the Redemption Date, $287.4 million of Convertible Notes were redeemed for approximately 7.5 million shares of the Company’s common stock under the terms of the redemption notice. The remaining Convertible Notes not redeemed under the redemption notice were converted in exchange for cash at face value plus accrued interest totaling $0.1 million. As such, the Company’s redemption of its Convertible Notes did not have a material effect on its liquidity.

In September 2023, the Company completed an underwritten equity offering and sold 4,550,000 shares of its common stock at a price of $55 per share to the public. Before estimated offering expenses of $0.4 million, the Company received proceeds of approximately $235.8 million net of the underwriting discount. In November 2022, the Company completed an underwritten equity offering and sold 13,144,500 shares of its common stock at a price of $35 per share to the public. After estimated offering expenses of $0.5 million, the Company received proceeds of approximately $433.2 million net of the underwriting discount.

On September 10, 2021, the Company entered into an agreement with a third party for an asset acquisition where the acquired asset was in-process research and development primarily in exchange for an equity consideration payment. The total upfront acquisition consideration amounted to $35.6 million composed of the issuance of 276,346 shares of the Company's common stock with a fair value of $30.9 million, approximately $3.9 million of cash consideration, assumed net liabilities of $0.2 million, as well as $0.6 million of acquisition related legal and accounting costs directly attributable to the acquisition of the asset.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after February 27, 2025.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include stock-based compensation, the fair value of options, and the expected consideration (average selling price) to be received from contracts with customers, insurance payors, and patients. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of cash, liquid demand deposits, and money market funds whose fund policies require the weighted average maturity of the fund's securities holdings not to exceed 90 days. Restricted cash as of December 31, 2024 and 2023 was immaterial. Cash equivalents do not include U.S. Treasuries.

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

Available-for-sale debt securities. The amended guidance from ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus has not recorded an expected credit loss for its investment portfolio. Further, gross unrealized losses on available for sale securities were not material at December 31, 2024.

Accounts Receivable, net of allowance

Trade accounts receivable and other receivables. The allowance for doubtful accounts for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for years ended December 31, 2024, 2023, and 2022.

With respect to revenue recognized related to genetic test services provided to patient customers whereby consideration is expected to be received from insurance or patient payors, the Company recognizes a constraint to the estimated variable consideration such that it is not probable that a significant revenue reversal will occur. When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds. After applying the ASC 606 constraint, the Company assessed for credit losses under ASC 326 and determined an incremental credit loss was not needed given the quality of the insurance payors from whom such receivables are expected to be collectible and the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for doubtful accounts against accounts receivable for insurance and patient payors due to the average selling price calculations which incorporate these risks as net receivables are recorded.

Inventory

Inventory is recorded at the lower of cost or net realizable value, determined on a first-in, first-out basis. Inventory consists entirely of supplies, which are consumed at the point biologic samples are collected and as the Company provides genetic testing services, and therefore, the Company does not maintain any work-in-process or finished goods inventory. The Company enters into inventory purchases commitments so that it can meet future delivery schedules based on forecasted demand for its tests.

The Company uses judgment to analyze and determine if the composition of its inventory is obsolete, slow-moving or unsalable and frequently reviews such determinations. A write down of specifically identified unusable or obsolete inventory in the period is recognized by considering product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations.

The following is a roll-forward of the inventory reserve for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023

	(in thousands)
Beginning balance	$872	$748
Write-offs	(454)	(2,175)
Net additions to reserve	141	2,299
Ending balance	$559	$872

Property and Equipment

Property and equipment, including purchased and internally developed software, are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years determined by the classification of the property and equipment class in accordance with the Company’s fixed asset policy. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company periodically reviews the useful lives assigned to property and equipment placed in service in accordance with the Company’s fixed asset policy and changes the estimates of useful lives to reflect the results of such reviews.

Capitalized Software Held for Internal Use

The Company capitalizes salaries and related costs of employees and consultants who devote time to the development of internal-use software development projects. Capitalization begins during the application development stage, once the preliminary project stage has been completed, which includes successful validation and approval from management. If a project constitutes an enhancement to previously developed software, the Company assesses whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once the project is available for general release, the asset is placed in service and the Company estimates the useful life of the asset and begins amortization. The Company periodically assesses whether triggering events are present to review internal-use software for impairment. Changes in estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the reporting period.

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $17.1 million and $8.7 million as of December 31, 2024 and 2023, respectively. Amortization expense for amounts previously capitalized for the years ended December 31, 2024, 2023, and 2022, was $3.5 million, $2.4 million, and $0.2 million, respectively.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. The Company did not incur any material impairment charges during the years ended December 31, 2024, 2023, and 2022.

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

Other Assets

In January 2024, the Company acquired from Invitae Corp. (“Invitae”) certain assets relating to Invitae’s non-invasive prenatal screening and carrier screening business. The transaction price of $10.5 million consisted of $10.0 million in upfront payment costs and approximately $0.5 million of other transaction costs which were capitalized as intangible assets over an estimated useful life of ten years. During the year ended December 31, 2024, the Company recorded $1.0 million in amortization expense. An additional payment of up to $42.5 million may be made should the Company achieve certain customer volume retention targets and based on certain legal outcomes.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments.

	December 31,
	2024	2023

	(in thousands)
Beginning balance	$(3,085)	$(16,362)
Net unrealized gain (loss) on available-for-sale securities, net of tax and foreign currency translation adjustment	2,741	13,277
Ending balance	$(344)	$(3,085)

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

The Company uses the expected value method of estimating variable consideration. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable, and is primarily based on historical cash collections for tests delivered, as adjusted for current expectations. Current expectations of cash collections factor in changes in reimbursement rate trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage.  For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio approach to estimate variable consideration. When assessing the total variable consideration expected to be received from insurance carriers and patients, the Company considers both the magnitude and likelihood of a revenue reversal in the determination of the percentage of revenues to further constrain for estimated refunds.

See Note 3, Revenue Recognition, for detailed discussions of product revenues, licensing and other revenues, and how the five steps described above are applied.

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, impairment charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, costs incurred from third party test processing fees, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with Whole Exome Sequencing (“WES”) are also included, as well as labor costs, relating to our Signatera CLIA offering. Costs associated with performing tests are recorded when the test is accessioned. Costs associated with collection kits are recorded upon shipment to the clinics.

Cost of Licensing and Other Revenues

The components of our cost of licensing and other revenues are material costs associated with test kits sold to clients using Constellation, the Company’s cloud software product clients, development and support services relating to our strategic partnership agreements, and other costs.

Research and Development

The Company records research and development costs in the period incurred. Research and development costs consist of personnel costs, including stock-based compensation expense, contract services, cost of materials utilized in performing tests, costs of clinical trials, cost of clinical samples and related clinical data, asset acquisition of in-process research and development, and allocated facilities and related overhead expenses.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $2.3 million, $1.1 million, and $1.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Product Shipment Costs

The Company expenses product shipment costs, which include biological samples for processing, in cost of product revenues in the accompanying statements of operations. Shipping and handling costs for the years ended December 31, 2024, 2023, and 2022 were $43.5 million, $42.2 million, and $36.0 million, respectively.

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

Defined Contribution Plan Costs

The Company has a defined contribution plan (the “Defined Contribution Plan”) for its employees which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Total consolidated contribution expense under these plans was $10.7 million, $8.6 million and $9.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock-Based Compensation

Stock-based compensation related to stock options, restricted stock units (“RSUs”), performance-based awards (“PSUs”), market-based awards, and stock purchase rights under an Employee Stock Purchase Plan (“ESPP”) granted to the Company’s employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. If awards have both a service condition and performance or market condition, then a graded attribution method is used to recognize expense. No compensation cost is recognized when the requisite service has not been met and the awards are therefore forfeited.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options issued to employees and non-employees. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, the Company calculates the expected term based on the weighted average actual terms of stock option awards. Prior to January 1, 2023, the Company determined expected volatility using the historical volatility of the stock price of similar publicly traded peer companies, and beginning January 1, 2023, the Company utilized the historical volatility of its common stock over the expected term of the award. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

Related Party Transactions

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million which was allocated $2.2 million for preferred shares and $1.8 million for warrants. In August 2024, the Company participated in a subsequent round of the series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors and does not participate or direct the day to day activities of MyOme. Because MyOme is a privately-held company without readily determinable fair values, the Company elected to account for its preferred Series B share investment in MyOme using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. When indicators exist and the estimated fair value of the investment is below its carrying amount, the Company would adjust the investment to fair value. The change in carrying value, resulting from the remeasurements, would be recognized in interest and other income, net on the consolidated statements of operations. During the years ended December 31, 2024, 2023, and 2022, no upward nor downward adjustments have been recorded. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 22.6% of the outstanding shares of MyOme on a fully dilutive basis;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of MyOme;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of MyOme; and

●	Roelof Botha, the Lead Independent Director of the Company’s board of directors, is a managing member of Sequoia Capital. Certain funds affiliated with Sequoia Capital also participated in MyOme’s series B financing.

None of the related party investments in MyOme by our executives and directors noted above were at the behest of the Company nor funded by the Company.

In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties will partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company will assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme's common stock at an exercise price of $0.25 per share, which is exercisable in whole or in part, commencing in February 2024, and can be converted to MyOme’s common stock upon the occurrence of MyOme’s initial public offering or a liquidation event (as such terms are defined in MyOme's certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of MyOme’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. These warrants were granted and issued by MyOme to the Company during the fourth quarter of 2024, and are exercisable in whole or in part commencing in December 2024. However, the Company needs to perform ongoing collaboration in exchange for the warrant consideration. Accordingly, the warrants have been included within other assets and allocated between short-term and long-term liabilities on the consolidated balance sheets. The Company is amortizing the liability as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement over the life of the contract. For the year ended December 31, 2024, the amortization of the non-cash liability was $0.4 million.

The warrants issued to the Company in 2021 and 2024 are accounted for as derivative instruments and recorded within other assets on the consolidated balance sheets at fair value. The warrants were valued using the Black-Scholes valuation model as of each reporting period, including the date of issuance. No material changes to fair value were identified during the years ended December 31, 2024, 2023 and 2022. Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme’s series B preferred stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. For the year ended December 31, 2024, the royalties to MyOme were not material. As of December 31, 2024 and December 31, 2023, the Company’s carrying amount of preferred shares in MyOme was $4.9 million and $2.2 million, respectively, on its consolidated balance sheets. The fair market value of the warrants as of December 31, 2024 and 2023 was $11.2 million and $1.8 million, respectively, on the consolidated balance sheets.

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

For the years ended December 31, 2024, 2023, and 2022, there were no customers exceeding 10% of total revenues on an individual basis. As of December 31, 2024 and 2023, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For the years ended December 2024, 2023, and 2022, approximately 12.1%, 12.8%, and 11.2%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. For the years ended December 2024 and 2023, approximately 11.5% and 10.2% respectively, of accounts receivable expected to be paid by Medicare on behalf of multiple customers.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications or other standard setting bodies and adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In November 2023, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued which requires disclosure of incremental segment information on an interim and annual basis that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. The Company has adopted this ASU as of December 31, 2024. The Company currently operates as a single reporting segment entity with the Chief Executive Officer as the CODM. The CODM relies on the financial statements as presented within the annual report Form 10-K to evaluate the Company’s financial performance and make key operating decisions. The key area of focus by the CODM for allocation of resources is the cash used in operations. These financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets and liabilities. The significant expense categories are consistent with those presented on the face of the statements of operations and comprehensive loss. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes. Additionally, gross margin is regularly provided to the CODM and is derived based on the consolidated statements of operations and comprehensive loss as follows:

	December 31,
	2024	2023	2022

	(in thousands except percentages)
Revenue	$1,696,911	$1,082,571	$820,222
Cost of product revenues	672,304	588,564	453,632
Cost of licensing and other revenues	1,449	1,267	2,624
Gross margin	$1,023,158	$492,740	$363,966

Gross margin percentage	60.3%	45.5%	44.4%

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

In November 2024, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) was issued which requires disaggregation of any relevant expense caption presented on the face of the income statement for certain expense categories. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

The total consideration the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable consideration related to disallowed cases, percent of patient responsibility collected, refunds and reserves, and is estimated using the expected value method. For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio of relevant historical data to estimate variable consideration and total collections for the Company’s products. The Company constrains the estimated variable consideration when it determines it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The consideration expected from laboratory partners usually includes a fixed amount, but it can be variable depending on the volume of tests performed, and the Company determines the variable consideration using the expected value approach. For laboratory partners and patients, the Company allocates the total consideration to a single performance obligation, which is the delivery of the test results to the customers.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within 9 months, with the remaining collections generally taking an additional 6 months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a significant reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the years ended December 31, 2024, 2023 and 2022, the Company increased revenue by a net of $151.2 million, $5.3 million, and $19.5 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $1.21, $0.05, and $0.20, respectively.

Product revenue was constrained via refunds estimated to be paid to insurance carriers. Certain refunds were recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the year ended December 31, 2024, 2023 and 2022, the reserves for refunds to insurance carriers were reduced and product revenue increased by $4.2 million, $13.1 million and $5.8 million, respectively, for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decreased loss per share by $0.03, $0.11 and $0.06 for the year ended December 31, 2024, 2023 and 2022, respectively.

Under the Company's current policy, certain estimated future refunds are recognized as a reduction to accounts receivable until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related reserve is reduced with a corresponding increase to revenue. The allowance is released in future quarters to offset the credits and refunds paid to insurance carriers. During the year ended December 31, 2024, the reserves for refunds to insurance carriers were reduced and product revenue increased by $10.5 million for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and decreased net loss resulted in a decreased loss per share by $0.08 for the year ended December 31, 2024. There was no such adjustment in the years ended December 31, 2023 and 2022.

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

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services, for each of the NIPT and Oncology products, representing two separate performance obligations, to which $24.0 million of transaction consideration was allocated. Of this amount, $0.1 million and $8.0 million were recognized in the years ended December 31, 2023 and 2022, respectively. This performance obligation was fully satisfied in March 2023 and no further related amounts were recognized as revenue.

As of December 31, 2024, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the years ended December 31, 2024 and 2023, the Company recognized $1.6 million and $1.5 million, respectively, related to oncology assay interpretation services, of which $1.4 million and $1.2 million, respectively, were recognized against deferred royalties. The Company did not recognize any revenues during 2022. The Company currently has $17.3 million in deferred revenue as of December 31, 2024.

As required by the BGI Genomics Agreement, in June 2019 the Company prepaid $6.0 million to BGI Genomics for future sequencing services and $4.0 million for future sequencing equipment. These advance payments are for equipment and services to be received in future periods, which was assessed as a standalone transaction that did not reduce revenue, aggregated to $10.0 million and was originally recorded in long-term advances on the Company’s consolidated balance sheets and will be periodically assessed for impairment. During the years ended December 31, 2024 and 2023, $0.8 million and $5.1 million in equipment and services was received, which brought the remaining advanced payments to $4.1 million as of December 31, 2024, with $0.8 million recorded in prepaid expenses and other current assets and $3.3 million recorded in other assets.

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

Pursuant to the Foundation Medicine Agreement, the Company provided development services that were required to customize its proprietary Signatera test to work with Foundation Medicine’s FoundationOne CDx in conjunction with granting the use of the Company’s intellectual property. Following completion of those development services, the Company provided assay testing services over the term of the agreement. The intellectual property had been licensed to Foundation Medicine for the customized test. In addition, the Company was responsible for delivering clinical study plans in order to demonstrate efficacy of the customized test which commenced in the second quarter of 2021.

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

The Company concluded that the license was not a distinct performance obligation as it did not have a stand-alone value to Foundation Medicine apart from the related development services. Therefore, license and related development services, for oncology products, represent a single performance obligation, to which $19.3 million of transaction consideration was allocated. Of this amount, $0.2 million and $3.5 million were recognized in the years ended December 31, 2023 and 2022, respectively. This performance obligation was fully satisfied in March 2023 and no further related amounts were recognized as revenue.

Royalties related to assay interpretation services represent separate performance obligations for oncology products, to which $5.0 million of transaction consideration was allocated and prepaid by Foundation Medicine. During the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.5 million, $1.0 million and $0.4 million, respectively, related to oncology assay interpretation services. The Company currently has $1.7 million in deferred revenue as of December 31, 2024.

Disaggregation of Revenues

The following table shows disaggregation of revenues by payer types:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Insurance carriers	$1,571,817	$954,155	$690,754
Laboratory partners	97,210	98,891	94,910
Patients	27,884	29,525	34,558
Total revenues	$1,696,911	$1,082,571	$820,222

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
United States	$1,657,745	$1,047,636	$785,849
Americas, excluding U.S.	6,620	4,908	3,705
Europe, Middle East, India, Africa	23,884	22,811	16,640
Asia Pacific and Other	8,662	7,216	14,028
Total	$1,696,911	$1,082,571	$820,222

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at	Balance at
	December 31,	December 31,
	2024	2023

	(in thousands)
Assets:
Accounts receivable, net	$314,165	$278,289
Liabilities:
Deferred revenue, current portion	$19,754	$16,612
Deferred revenue, long-term portion (1)	16,838	19,128
Total deferred revenues	$36,592	$35,740

(1)	The deferred revenue, long-term portion is included within the “Deferred revenue, long-term portion and other liabilities” line item on the consolidated balance sheets.

The following table shows the changes in the balance of deferred revenues during the period:

	Balance at	Balance at
	December 31,	December 31,
	2024	2023

	(in thousands)
Beginning balance	$35,740	$30,778
Increase in deferred revenues	35,440	35,573
Reclasses from deferred revenues to other short-term liabilities	—	(522)
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(13,693)	(10,564)
Revenue recognized from performance obligations satisfied within the same period	(20,895)	(19,525)
Ending balance	$36,592	$35,740

During the year ended December 31, 2024, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $13.7 million with approximately $2.9 million related to BGI Genomics and Foundation Medicine, and the remaining $10.8 million related to genetic testing services. During the year ended December 31, 2024, $20.9 million was recognized as deferred revenue related to genetic testing services. The current portion of deferred revenue includes $17.6 million from genetic testing services, $1.7 million from Foundation Medicine and $0.5 million from the BGI Genomics agreement. The non-current portion of deferred revenue consists of $16.8 million from the BGI Genomics agreement.

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The MyOme warrants issued to the Company are accounted for as derivatives and recorded at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy because the valuation methods include certain unobservable inputs.

The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis:

	December 31, 2024				December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$945,587	$—	$—	$945,587	$642,095	$—	$—	$642,095
U.S. Treasury securities	—	—	—	—	200,418	—	—	200,418
Municipal securities	—	22,689	—	22,689	—	36,464	—	36,464
Total financial assets	$945,587	$22,689	$—	$968,276	$842,513	$36,464	$—	$878,977

(1)	Cash equivalents includes money market deposits and liquid demand deposits.

Fair Value of Short-Term and Long-Term Debt:

As of December 31, 2024 and 2023, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.4 million, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short term duration and variable interest rate.

The estimated fair value of the Convertible Notes as of December 31, 2024 and 2023, were zero and $491.8 million, respectively, based upon observable Level 2 inputs, including pricing information from recent trades of the Convertible Notes. See Note 10, Debt, for additional details.

5.    Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	December 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$945,587	$—	$—	$945,587	$642,095	$—	$—	$642,095
U.S. Treasury securities (1)	—	—	—	—	201,522	14	(1,118)	200,418
Municipal securities (1)	23,019	—	(330)	22,689	38,091	—	(1,627)	36,464
Total	$968,606	$—	$(330)	$968,276	$881,708	$14	$(2,745)	$878,977

Classified as:
Cash, cash equivalents and restricted cash (2)				$945,587				$642,095
Short-term investments				22,689				236,882
Total				$968,276				$878,977

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes liquid demand deposits, and money market funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the year ended December 31, 2024, the Company sold one investment for $24.8 million, which resulted in an immaterial gain. The Company did not sell any investments in the year ending December 31, 2023. During the year ended December 31, 2022, the Company sold $248.5 million of investments resulting in a gross realized loss of $0.9 million. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of December 31, 2024, the Company had 6 investments in an unrealized loss position in its portfolio. Gross unrealized losses were not material as of December 31, 2024 or December 31, 2023. Gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuers. Accordingly, the Company did not record a credit loss reserve as of December 31, 2024 or December 31, 2023.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of December 31, 2024, aggregated by major security type and length of time in a continuous loss position. There were no debt securities available-for-sale in an unrealized loss position for less than 12 months as of December 31, 2024.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
Municipal securities	$—	$—	$17,688	$(330)	$17,688	$(330)
Total	$—	$—	$17,688	$(330)	$17,688	$(330)

The following table summarizes the Company’s portfolio of available-for-sale securities by contractual maturity as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Fair Value

	(in thousands)
Less than or equal to one year	$23,019	$22,689
Greater than one year but less than five years	—	—
Total	$23,019	$22,689

6.    Balance Sheet Components

Allowance for Doubtful Accounts

The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022

	(in thousands)
Beginning balance	$6,481	$3,830	$2,429
Provision for doubtful accounts	1,279	2,645	1,770
(Write-offs) / Recoveries	(501)	6	(369)
Total	$7,259	$6,481	$3,830

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2024	2023

		(in thousands)
Machinery and equipment	3-5 years	$117,076	$85,626
Computer equipment	3 years	3,178	1,850
Purchased and capitalized software held for internal use	3 years	13,178	11,636
Leasehold improvements	Lesser of useful life or lease term	48,569	38,999
Construction-in-process		58,461	29,392
		240,462	167,503
Less: Accumulated depreciation and amortization		(78,416)	(56,293)
Total Property and Equipment, net		$162,046	$111,210

The Company’s long-lived assets are located in the United States.

During the year ended December 31, 2024, the increase in net property and equipment was due to expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities. During the years ended December 31, 2024, 2023, and 2022, depreciation expense of $27.2 million, $22.7 million, $16.7 million was recorded, respectively. The Company did not incur any material impairment charges during the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024 and 2023, the Company’s consolidated balance sheets included $9.1 million and $8.4 million, respectively, of capitalized cloud-based implementation costs. Accumulated amortization associated with these assets was $5.3 million and $2.5 million as of December 31, 2024 and 2023, respectively. The net book value of these capitalized cloud-based implementation was $3.7 million and $5.9 million, for the years ended December 31, 2024 and 2023, respectively and are recorded in current assets and other assets within the Company's consolidated balance sheets depending on the anticipated amortization period. During the years ended December 31, 2024, 2023, and 2022, the Company recorded amortization expense of $2.8 million, $1.4 million and $0.8 million, respectively.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Accrued paid time off	$3,826	$3,121
Accrued commissions	14,224	10,522
Accrued bonuses	32,236	24,651
Other accrued compensation	11,828	7,563
Total accrued compensation	$62,114	$45,857

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Reserves for refunds to insurance carriers	$11,276	$23,245
Accrued charges for third-party testing	12,321	14,823
Testing and laboratory materials from suppliers	7,893	11,229
Marketing and corporate affairs	16,548	10,085
Legal, audit and consulting fees	54,208	43,897
Accrued shipping charges	1,625	3,646
Sales and income tax payable	4,416	3,731
Accrued third-party service fees	9,046	7,111
Clinical trials and studies	10,097	12,126
Operating lease liabilities, current portion	10,168	11,621
Property and equipment purchases	7,098	4,316
Other accrued interest	—	1,078
Other accrued expenses	2,197	2,497
Total other accrued liabilities	$146,893	$149,405

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

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

	(in thousands)
Beginning balance	$23,245	$18,948
Additional reserves	2,562	14,974
Refunds to carriers	(4,620)	(1,583)
Reserves released to revenue	(9,911)	(9,094)
Ending balance	$11,276	$23,245

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

For the year ended December 31, 2024, the Company recorded noncash activities of $38.8 million primarily related to obtaining right-of-use assets from a new lease and extending existing leases in exchange for lease liabilities under ASC, Topic 842, Leases (“ASC 842”). For the year ended December 31, 2023, the Company recorded noncash activities of $2.1 million primarily related to additional right-of-use assets primarily as a result of the Pleasanton, California lease.

The operating lease right-of-use assets are classified as noncurrent assets in the consolidated balance sheets. The corresponding lease liabilities are separated into current and long-term portions for the years ending December 31, 2024 and 2023 as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$10,168	$11,621
Operating lease liabilities, long-term portion	96,588	67,025
Total operating lease liabilities	$106,756	$78,646

The initial recognition of the operating lease liabilities was measured as the present value of the future minimum lease payments using a discount rate determined as of January 1, 2019 upon the adoption of ASC 842. The operating right-of-use assets were calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable. In accordance with ASC 842, the incremental borrowing rate was estimated as the annual percentage yield resulting from a corporate debt financing over a loan term approximating the remaining term of each lease, with the effect of certain credit risk rating. As of December 31, 2024, the weighted-average remaining lease term was 7.76 years and the weighted-average discount rate was 7.2%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Total lease expense recognized in the statements of operations and comprehensive loss were $15.3 million, $14.5 million, and $13.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $16.8 million, $12.4 million, and $9.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of December 31, 2024 is as follows:

Operating Leases
(in thousands)
Year ending December 31:
2025	$17,533
2026	17,809
2027	17,119
2028	17,443
2029	17,324
2030 and thereafter	53,335
Total future minimum lease payments	140,563
Less: imputed interest	(33,807)
Operating lease liabilities	$106,756

8.    Commitments and Contingencies

Legal Proceedings

The Company is or has been involved in legal matters, including investigations, subpoenas, demands, disputes, litigation, requests for information, and other regulatory or administrative actions or proceedings, including those with respect to intellectual property, testing and test performance, billing, reimbursement, marketing, short seller and media allegations, employment, and other matters. The Company is responding to ongoing regulatory and governmental investigations, subpoenas and inquiries, and contesting its current legal matters, but cannot provide any assurance as to the ultimate outcome with respect to any of the foregoing. There are many uncertainties associated with these matters.

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2024, the aggregate accrual for legal contingencies that are probable and reasonably estimable is approximately $12.6 million. The Company is unable to predict the ultimate outcome of the matters described below and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of any such matter in excess of any amounts accrued.

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleged, in suits filed in January 2020 and May 2022, infringement by CareDx of certain of the Company’s patents, seeking unspecified damages and injunctive relief. In January 2024, after trial, the jury returned a verdict in favor of the Company, finding both asserted patents valid and one patent infringed by CareDx (the “Infringed Patent”) and awarding damages to the Company for lost profits and past royalties totaling $96.3 million. In February 2025, the Court granted CareDx’s motion for judgment as a matter of law and invalidated both asserted Natera patents, including the Infringed Patent. A final judgment has not yet been entered by the Court; the Company plans to appeal the invalidation of its patents. Separately, in October 2024, an ex-parte re-examination petition was filed by CareDx with the United States Patent and Trademark Office (“USPTO”) challenging the validity of the Infringed Patent; the Patent Office issued an Office Action rejecting the challenged claims of the Infringed Patent.

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. Following a jury trial in May 2023 and a bench trial in June 2023, all three asserted patents were found to be valid and infringed by ArcherDX and Invitae, and the jury awarded damages totaling $19.35 million to the Company. In November 2023, the Court granted in part the Company’s motion for a permanent injunction against the PCM test, which the defendants have appealed. In February 2024, Invitae and ArcherDX filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of New Jersey, resulting in an automatic bankruptcy stay in the case. The stay was lifted, and post-trial proceedings resumed, in November 2024. Defendants’ interim appeals remain stayed pending the Court’s final resolution of the post-trial motions.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents and seeking monetary damages and injunctive relief. In January 2024, after trial, the jury returned a verdict of non-willful infringement by the Company and found damages of $57 million. Judgment has not been entered by the Court. The Company intends to appeal certain of the rulings. In addition, various parties, including the Company, have filed petitions challenging the validity of the asserted patents with the United States Patent and Trademark Office, all of which were instituted for review, and some of which were decided in favor of upholding the challenged claims. The petitions filed by the Company and certain others remain pending.

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

The Company is the subject of lawsuits filed against it by Invitae in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. The parties have filed cross-motions for summary judgment, which motions are currently pending before the Court. In February 2024, as a result of Invitae’s voluntary Chapter 11 petition described above, the Court continued the trial, which is now scheduled for September 2025.

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

In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of two Natera patents (the “’035 Patent” and the “’454 Patent”) by NeoGenomics’ commercialization of the RaDaR test and seeking monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024 and was affirmed on appeal in July 2024 by the Federal Circuit Court of Appeals. NeoGenomics filed a petition with the USPTO to review the validity of the ’454 Patent, which was denied in June 2024. NeoGenomics also filed a petition with the USPTO to review the validity of the ‘035 Patent, which proceeding was terminated in October 2024. Pursuant to the terms of a partial settlement of the case, the District Court entered a permanent injunction against NeoGenomics, and it has withdrawn its RaDaR test from the market. The case remains pending with respect to an updated version of the RaDaR test and the ‘454 Patent, as well as an additional Natera patent (the “596 patent”) that was added to the case in December 2024. Neogenomics has filed an inter partes review challenging the validity of the ‘596 patent; the Patent Office has not yet instituted review. Trial is currently scheduled for October 2025.

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

The Company is involved in two lawsuits against Guardant Health, Inc. (“Guardant”). In May 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. In November 2024, after trial, the jury returned a verdict finding the Company liable for false advertising and found damages of $292.5 million. A final judgment has not been entered by the Court; the Company plans to appeal any adverse judgment. In February 2025, Guardant filed suit against the Company and two of its former employees who recently joined the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation, breach of contract and related tort claims, seeking unspecified damages and injunctive relief. Concurrently with the filing of the complaint, Guardant also moved for a temporary restraining order.

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

In October 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by patients alleging various causes of action relating to the Company’s preimplantation genetic test for aneuploidies. They request, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of December 31, 2024:

		Year Ended December 31,
Party	Total Commitments	2025	2026	2027	2028	2029	2030 and thereafter

	(in thousands)
Laboratory instruments supplier	$27,700	$8,800	$9,200	$9,700	$—	$—	$—
Material suppliers	53,988	53,931	57	—	—	—	—
Application service providers	4,235	3,892	343	—	—	—	—
Cloud platform service provider	34,180	7,120	9,060	9,000	9,000	—	—
Other	51,159	40,075	4,684	2,041	1,256	1,103	2,000
Total	$171,262	$113,818	$23,344	$20,741	$10,256	$1,103	$2,000

During 2024, the Company acquired clinical samples and data for oncology development in exchange for $7.0 million paid in cash plus an additional $13.0 million included in commitments above, with an additional $50.0 million in potential payments owed to the third party vendor, not included above, dependent on whether certain compliance approvals are obtained and commercial volume milestones are achieved.

9.    Stock-Based Compensation

Equity Plans

2015 Equity Incentive Plan

General. The Company’s board of directors adopted its 2015 Equity Incentive Plan (the “2015 Plan”), in June 2015. The Company’s 2015 Plan replaced all of its prior stock plans. In the second quarter of 2024, the Company’s stockholders approved an amended and restated version of the 2015 Plan which increased the shares reserved for issuance by 6.0 million shares of the Company’s common stock, extended the term of the plan by an additional 10 years and eliminated the “evergreen” feature which provided for automatic annual increases in the number of shares available for issuance under the 2015 Plan.

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

Share Reserve. The Company has 4,289,349 shares available for issuance under the ESPP as of December 31, 2024, a number that is automatically increased on the first business day of each fiscal year of the Company during the term of the ESPP by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to the ESPP), or (iii) a number of shares of common stock determined by the Company’s board of directors. The number of shares reserved under the 2015 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

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

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recorded for equity classified awards in the statement of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenues	$16,468	$11,752	$7,905
Research and development	88,705	66,326	46,545
Selling, general and administrative	169,255	113,730	97,934
Total	$274,428	$191,808	$152,384

Additionally, the stock-based compensation expense for liability classified awards for the years ended December 31, 2024, 2023, and 2022 was $1.3 million, $0.8 million, and $0.6 million, respectively. As of December 31, 2024, approximately $509.4 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 1.6 years.

Stock Options

The following table summarizes option activity during the year ended December 31, 2024:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
(in thousands, except for contractual life and exercise price)			(in years)
Balance at December 31, 2023	5,501	$23.65	4.36	$231,133
Options exercised	(1,626)	$7.98
Balance at December 31, 2024	3,875	$30.22	4.45	$496,135
Exercisable at December 31, 2024	3,185	$23.22	3.80	$430,197
Vested and expected to vest at December 31, 2024	3,831	$29.86	4.42	$492,065

The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 were $145.6 million, $14.7 million, and $26.9 million, respectively.

No options were granted in the year ended December 31, 2024. The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 were $27.31 and $34.00 per share, respectively.

The total grant date fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 were $41.7 million, $57.5 million, and $49.0 million, respectively.

Valuation of Stock Option Grants

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. No options were granted in the year ended December 31, 2024. The following valuation assumptions were applied to options.

	Year ended December 31,
	2024	2023			2022
Expected term (years)	—	5.20	—	6.11	5.12	—	10.00
Expected volatility	—%	67.75%	—	70.07%	55.91%	—	62.30%
Expected dividend rate	—%			—%			—%
Risk-free interest rate	—%	3.41%	—	4.80%	1.62%	—	4.16%

As of December 31, 2024, there were no options outstanding held by non-employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

Restricted Stock Units and Performance-based Awards

The following table summarizes unvested RSUs and PSUs for the year ended December 31, 2024:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance at December 31, 2023	9,248	$49.50
Granted	5,400	$76.90
Vested	(3,538)	$55.90
Cancelled/Forfeited	(517)	$58.23
Balance at December 31, 2024	10,593	$61.28

The Company grants certain senior-level executives performance stock units which vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the year ended December 31, 2024, the Company granted 0.8 million performance-based awards with an aggregate grant date fair value of $55.0 million. Achievement at 200% of target is deemed probable and, as a result, the Company expects to recognize a total of $110.0 million over the requisite service period, of which $34.8 million has been recognized for the year ended December 31, 2024.

The Company has recognized $89.8 million in stock-based compensation for performance-based awards for the year ended December 31, 2024 compared to $54.2 million for the year ended December 31, 2023 and $48.2 million for the year ended December 31, 2022.

10.    Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. The interest rate as of December 31, 2024 was 5.03%. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral which is classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of December 31, 2024, the Company has drawn down a total of $80.0 million and there is $20.0 million remaining and available on the Credit Line.

For the years ended December 31, 2024, 2023, and 2022, the Company recorded interest expense of $4.7 million, $4.9 million, and $1.6 million, respectively. Interest payments totaling $4.7 million, $4.9 million, and $1.6 million had been made on the Credit Line during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and December 31, 2023, and the total principal amount outstanding including accrued interest was $80.4 million.

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

The Convertible Notes were convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion rate of 25.7785 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $38.79 per share of common stock, convertible to 7,411,704 shares of common stock. The conversion rate and corresponding conversion price are subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued or unpaid interest. The holders of the Convertible Notes who redeem their Convertible Notes in connection with a make-whole fundamental change are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Convertible Notes may require the Company to repurchase for cash all or a portion of their Convertible Notes at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.

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

On July 19, 2024, the Company elected to exercise its optional redemption right to redeem all $287.5 million aggregate principal amount of its outstanding 2.25% Convertible Notes due 2027 and instructed Wilmington Trust, National Association, as trustee under the Convertible Notes Indenture (the “Indenture Agreement”) governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The date fixed for the redemption of the Convertible Notes was October 11, 2024 (the “Redemption Date”). The redemption price for the Convertible Notes was equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company elected physical settlement with the Company’s shares of common stock as the settlement method to apply to all conversions of the Convertible Notes. All terms and conditions associated with physical settlement are noted within the terms of the original Indenture Agreement. The conversion rate for holders who converted their Convertible Notes in connection with the Company’s election to redeem the Convertible Notes was increased by 0.4284 additional shares pursuant to the Indenture Agreement.

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

	December 31,
	2024	2023

	(in thousands)
Long-Term Debt
Outstanding Principal	$—	$287,500
Unamortized debt discount and debt issuance cost	—	(4,555)
Net carrying amount	$—	$282,945

The following table presents total interest expense recognized related to the Convertible Notes during the years as follows:

	December 31,
	2024	2023	2022

	(in thousands)
Cash interest expense
Contractual interest expense	$2,157	$6,469	$6,469
Non-cash interest expense
Contractual interest expense	2,875	—	—
Amortization of debt discount and debt issuance cost	991	1,292	1,259
Total interest expense	$6,023	$7,761	$7,728

11.     Stockholders’ Equity

As of December 31, 2024, the Company had 50,000,000 authorized shares of its preferred stock, of which no shares were issued and outstanding; and 750,000,000 authorized shares of its common stock, at $0.0001 par value, and there were approximately 132,646,000 shares of common stock issued and outstanding.

In October 2024, the Company elected to settle its outstanding Convertible Notes through physical settlement with shares of the Company’s common stock as the settlement method to apply to all conversions of the Convertible Notes. All terms and conditions associated with physical settlement are noted within the terms of the original Indenture Agreement. The Convertible Notes were settled for approximately 7,532,300 shares of the Company’s common stock.

In September 2023, the Company completed an underwritten equity offering and sold 4,550,000 shares of its common stock at a price of $55 per share to the public. Before estimated offering expenses of $0.4 million, the Company received proceeds of approximately $235.8 million net of the underwriting discount.

In November 2022, the Company completed an underwritten equity offering and sold 13,144,500 shares of its common stock at a price of $35 per share to the public. After offering expenses of $0.5 million, the Company received proceeds of $433.2 million net of the underwriting discount.

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

12.    Income Taxes

The Company's effective tax rates for the years ended December 31, 2024, 2023, and 2022 differ from the U.S. federal statutory rate as follows:

	December 31,
	2024		2023		2022

	(in thousands, except percentages)
U.S. federal taxes (benefit) at statutory rate	$(39,844)	21.00%	$(91,251)	21.00%	$(114,832)	21.00%
State tax expense	(21,613)	11.39%	(13,492)	3.10%	(21,676)	3.96%
Research and development credits	(17,621)	9.29%	(10,837)	2.49%	(7,024)	1.28%
Stock-based compensation	(62,969)	33.19%	(6,422)	1.48%	3,949	(0.72)%
Foreign tax	(25)	0.01%	(106)	0.02%	332	(0.06)%
Nondeductible officers' compensation	31,718	(16.72)%	8,651	(1.99)%	4,883	(0.89)%
Acquisition costs	—	0.00%	563	(0.13)%	3,226	(0.59)%
Nondeductible meals and other	2,870	(1.51)%	(3,397)	0.79%	1,964	(0.36)%
Change in valuation allowance	108,179	(57.02)%	116,562	(26.82)%	130,156	(23.80)%
Provision for income taxes	$695	(0.37)%	$271	(0.06)%	$978	(0.18)%

During the years ended December 31, 2024, 2023, and 2022, the Company recorded total income tax expense of $0.7 million, $0.3 million and $1.0 million, respectively.

The total provision for income taxes includes foreign withholding and state income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets are as follows:

	December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$395,139	$399,287
Research and development tax credit carryforwards	90,759	67,035
Capitalized research costs	173,991	95,923
Reserves and accruals	23,928	34,898
Lease liabilities	26,649	19,339
Stock-based compensation	47,864	29,005
Intangible assets	8,846	3,809
Other	5,583	5,640
Total deferred tax assets before valuation allowance	772,759	654,936
Less: valuation allowance	(747,090)	(639,510)
Total deferred tax assets after valuation allowance	25,669	15,426
Deferred tax liabilities:
Fixed assets	(4,164)	(1,524)
Right-of-use lease assets	(21,505)	(13,902)
Total deferred tax liabilities	(25,669)	(15,426)
Net deferred tax assets	$—	$—

The Company established a full valuation allowance against its net deferred tax assets in 2024 and 2023 due to the uncertainty surrounding realization of these assets. The valuation allowance increased to $747.1 million as of 2024 from $639.5 million as of 2023 due to current year losses and credits claimed.

As of December 31, 2024, the Company had federal, state, and foreign net operating loss (“NOLs”) carryforwards of approximately $1.6 billion, $1.1 billion, and $4.1 million, respectively, which begin to expire in 2033, 2025, and 2027, respectively, if not utilized. Approximately $1.3 billion of federal net operating loss included above can be carried forward indefinitely.

The Company also had federal research and development credit carryforwards of approximately $85.2 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $45.6 million, which begin to expire in 2036. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2024	2023	2022

	(in thousands)
Balance at beginning of year	$30,912	$23,844	$17,514
Additions based on tax positions related to the current year	13,648	7,034	6,301
Additions (reductions) for tax positions of prior years	(9,620)	34	29
Balance at end of year	$34,940	$30,912	$23,844

During the years ended December 31, 2024, 2023, and 2022, the amount of unrecognized tax benefits increased $4.0 million, $7.1 million, and $6.3 million, respectively, due to additional research and development credits generated during the year. As of December 31, 2024, 2023, and 2022, the total amount of unrecognized tax benefits was $34.9 million, $30.9 million, and $23.8 million, respectively. The reversal of the uncertain tax benefits would not affect the Company's effective tax rate to the extent that it continues to maintain a full valuation allowance against its deferred tax assets.

The Company is subject to U.S. federal, state, and foreign income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all prior tax years since incorporation. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2024.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2024, there were no material accrued interest and penalties related to uncertain tax positions.

In 2021, the Organization for Economic Cooperation and Development (the “OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax. These rules broadly call for the taxation of large multinational corporations at a minimum rate of 15%. We continue to evaluate the enacted and pending legislation to implement these rules in the non-U.S. tax jurisdictions we operate in but do not currently believe the impact to be material.

13.     Net Loss per Share

The following table shows the potentially dilutive common stock equivalents that were excluded from the computations of diluted net loss per share as their effect would be anti-dilutive, as of December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022

	(in thousands)
Options to purchase common stock	3,875	5,501	5,300
Performance-based awards and restricted stock units	10,593	9,248	6,836
Employee stock purchase plan	40	88	90
Convertible Note	—	7,411	7,411
Earnouts for development with acquired Canadian entity	—	—	361
	14,508	22,248	19,998

14. Subsequent Events

Subsequent to December 31, 2024, the Company entered into new lease arrangements for additional space in Austin, Texas and San Carlos, California. The new lease arrangements have future commitments aggregating to approximately $12.8 million through 2033.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Natera, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Natera, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natera, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 27, 2025

ITEM 9B.	OTHER INFORMATION

On September 13, 2024, Matthew Rabinowitz, our co-founder and executive chairman, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that provided for the sale of 160,000 shares of our common stock pursuant to the terms of the plan between December 13, 2024 and May 14, 2025.

On November 26, 2024, Solomon Moshkevich, our president, clinical diagnostics, adopted a Rule 10b5-1 Trading Plan that provides for the sale of up to 66,000 shares of our common stock pursuant to the terms of the plan between March 4, 2025 and November 30, 2026.

On December 2, 2024, Steve Chapman, our chief executive officer, amended a Rule 10b5-1 Trading Plan to provide for the potential sale of up to 395,452 shares of our common stock and the exercise of 156,825 stock options and sale of underlying shares of our common stock, pursuant to the terms of the plan between March 5, 2025 and November 30, 2026. A significant portion of the shares subject to the plan would not be sold unless the Company achieves specified performance targets.

On December 3, 2024, Matthew Rabinowitz, adopted a Rule 10b5-1 Trading Plan that provides for the sale of 130,000 shares of our common stock pursuant to the terms of the plan between March 4, 2025 and August 23, 2025.

On December 11, 2024, Jonathan Sheena, our co-founder and a member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the sale of 49,911 shares of our common stock pursuant to the terms of the plan between April 4, 2025 and April 29, 2026.

On December 11, 2024, Gail Marcus, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the sale of 6,618 shares of our common stock and the exercise of 16,299 stock options and sale of underlying shares of our common stock, pursuant to the terms of the plan between March 12, 2025 and December 31, 2025.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders (the “Proxy Statement”), which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements (included in Part II of this report):
●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets
●	Consolidated Statements of Operations and Comprehensive Loss
●	Consolidated Statements of Stockholders’ Equity
●	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the consolidated financial statements.

(b)	The following exhibits are filed with or incorporated by reference as part of this Annual Report on Form 10-K:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37478	3.1	07/09/2015
3.2	Amended and Restated Bylaws of Registrant, effective as of November 3, 2021	10-Q	001-37478	3.1	11/05/2021
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	06/22/2015
4.2	Amended and Restated Investors' Rights Agreement, dated November 20, 2014.	S-1	333-204622	4.2	06/01/2015
4.3	Description of Common Stock	10-K	001-37478	4.3	02/26/2021
4.4	Indenture (including form of Note) with respect to the Company’s 2.25% Convertible Senior Notes due 2027, dated as of April 16, 2020, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-37478	4.1	04/16/2020
10.1.1	UBS Credit Line Agreement, dated September 23, 2015, as amended.	10-Q	001-37478	10.2	11/13/2015
10.1.2	Amendment to UBS Credit Line Agreement, dated July 5, 2017.	10-Q	001-37478	10.1	08/09/2017
10.2.1*	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended (conformed copy).	S-1/A	333-204622	10.13	06/30/2015
10.2.2*	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/11/2016
10.2.3*	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.2	08/11/2016
10.2.4*	Fourth Amendment to Supply Agreement, dated January 3, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.8	03/15/2019
10.2.5**	Fifth Amendment to Supply Agreement, dated December 18, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.5.5	03/02/2020
10.2.6**	Sixth Amendment to Supply Agreement, dated May 8, 2020, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/07/2020
10.2.7**	Seventh Amendment to Supply Agreement, dated October 7, 2021, by and between the Registrant and Illumina, Inc.	10-Q	001-37478	10.1	11/05/2021

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2.8**	Eighth Amendment to Supply Agreement, dated December 31, 2023, by and between the Registrant and Illumina, Inc.	10-K	001-37478	10.2.8	02/29/2024
10.2.9**	Ninth Amendment to Supply Agreement, dated March 11, 2024, by and between the Registrant and Illumina, Inc.					X
10.2.10**	Tenth Amendment to Supply Agreement, dated December 31, 2023, by and between the Registrant and Illumina, Inc.					X
10.3.1*	Application Service Provider Agreement, dated September 19, 2014, by and between Registrant and DNAnexus, Inc., as amended	10-K	001-37478	10.11	03/16/2017
10.3.2*	Third Amendment to Application Service Provider Agreement, dated January 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.1	11/09/2018
10.3.3*	Fourth Amendment to Application Service Provider Agreement, dated July 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/09/2018
10.3.4*	Fifth Amendment to Application Service Provider Agreement, dated October 18, 2019, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/08/2019
10.4.1	Lease, dated October 26, 2015, by and between Registrant and BMR-201 Industrial Road LP.	10-K	001-37478	10.23	03/24/2016
10.4.2	First Amendment to Lease, dated October 6, 2016, by and between Registrant and BMR-201 Industrial Road LP.	10-Q	001-37478	10.1	11/14/2016
10.5.1	Lease Agreement dated September 24, 2015, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.	10-Q	001-37478	10.1	11/09/2022
10.5.2	First Amendment to Lease Agreement dated January 26, 2016, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.	10-Q	001-37478	10.2	11/09/2022
10.5.3	Second Amendment to Lease Agreement dated March 10, 2021, by and between NSTX, Inc. and KCP Parmer 3.2 Fee Owner, LLC.	10-Q	001-37478	10.3	11/09/2022
10.5.4	Third Amendment to Lease Agreement dated December 29, 2021, by and between NSTX, Inc. and 13011 McCallen Pass, LLC.	10-Q	001-37478	10.4	11/09/2022	.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6***	2007 Stock Plan and form of agreements thereunder.	S-1	333-204622	10.1	06/01/2015
10.7***	Amended and Restated 2015 Equity Incentive Plan	8-K	001-37478	10.1	06/18/2024
10.8***	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	06/25/2015
10.9	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	10-K	001-37478	10.4	03/16/2017
10.10.1***	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.2	08/04/23
10.10.2***	Amended Compensation Program for Non-Employee Directors.					X
10.11***	Natera, Inc. Management Cash Incentive Plan.	10-Q	001-37478	10.3	11/13/2015
10.12***	Executive Severance Plan	10-Q	001-37478	10.1	05/10/2024
10.13***	Amended and Restated Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated November 1, 2024.					X
10.14***	Amended Employment Agreement, by and between Registrant and Jonathan Sheena, dated June 7, 2007.	S-1/A	333-204622	10.16	06/25/2015
10.15***	Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated August 1, 2024.	10-Q	001-37478	10.1	08/09/2024
10.16***	Amended Employment Agreement, by and between Registrant and Daniel Rabinowitz, dated June 7, 2007.	10-Q	001-37478	10.1	08/05/2022
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries of the Registrant.	10-K	001-37478	21.1	03/16/2017
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1***	Natera, Inc. Policy for the Recovery of Erroneously Awarded Compensation.	10-K	001-37478	97.1	02/29/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order granting confidential treatment. Omitted portions have been submitted separately to the Securities and Exchange Commission (SEC).

**   Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 27th day of February 2025.

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

Signature	Title	Date
/s/ Steve Chapman Steve Chapman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2025

/s/ Michael Brophy Michael Brophy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025

/s/ Matthew Rabinowitz Matthew Rabinowitz	Executive Chairman	February 27, 2025

/s/ Jonathan Sheena Jonathan Sheena	Founder and Director	February 27, 2025

/s/ Roy Baynes Roy Baynes	Director	February 27, 2025

/s/ Roelof F. Botha Roelof F. Botha	Director	February 27, 2025

/s/ Rowan Chapman Rowan Chapman	Director	February 27, 2025

/s/ James I. Healy James I. Healy	Director	February 27, 2025

/s/ Gail Marcus Gail Marcus	Director	February 27, 2025

/s/ Herm Rosenman Herm Rosenman	Director	February 27, 2025

/s/ Ruth Williams-Brinkley Ruth Williams-Brinkley	Director	February 27, 2025