Form 10-Q
period 2025-03-31
Natera, Inc.
filed 2025-05-09
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 136,546,580.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those discussed in Part II, Item 1A, “Risk Factors” in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 28, 2025. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$973,768	$945,587
Short-term investments	17,832	22,689
Accounts receivable, net of allowance of $7,434 and $7,259 at March 31, 2025 and December 31, 2024, respectively	318,233	314,165
Inventory	50,367	44,744
Prepaid expenses and other current assets, net	56,185	48,635
Total current assets	1,416,385	1,375,820
Property and equipment, net	180,453	162,046
Operating lease right-of-use assets	94,631	86,149
Other assets	40,897	36,720
Total assets	$1,732,366	$1,660,735
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,240	$34,922
Accrued compensation	47,086	62,114
Other accrued liabilities	178,449	146,893
Deferred revenue, current portion	20,557	19,754
Short-term debt financing	80,345	80,362
Total current liabilities	365,677	344,045
Deferred revenue, long-term portion and other liabilities	23,958	24,682
Operating lease liabilities, long-term portion	103,056	96,588
Total liabilities	492,691	465,315

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2025 and December 31, 2024; 135,932 and 132,646 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	14	12
Additional paid-in capital	3,874,656	3,763,614
Accumulated deficit	(2,634,798)	(2,567,862)
Accumulated other comprehensive loss	(197)	(344)
Total stockholders’ equity	1,239,675	1,195,420
Total liabilities and stockholders’ equity	$1,732,366	$1,660,735

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024

Revenues
Product revenues	$500,036	$364,672
Licensing and other revenues	1,794	3,069
Total revenues	501,830	367,741
Cost and expenses
Cost of product revenues	184,613	158,833
Cost of licensing and other revenues	452	307
Research and development	129,078	88,637
Selling, general and administrative	266,864	194,278
Total cost and expenses	581,007	442,055
Loss from operations	(79,177)	(74,314)
Interest expense	(1,005)	(3,124)
Interest and other income, net	13,419	10,267
Loss before income taxes	(66,763)	(67,171)
Income tax expense	(173)	(428)
Net loss	$(66,936)	$(67,599)
Unrealized gain on available-for-sale securities, net of tax	147	893
Comprehensive loss	$(66,789)	$(66,706)

Net loss per share (Note 12):
Basic and diluted	$(0.50)	$(0.56)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	134,750	120,814

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	132,646	$12	$3,763,614	$(2,567,862)	$(344)	$1,195,420
Issuance of common stock upon exercise of stock options	50	—	544	—	—	544
Vesting of restricted stock units	3,014	2	—	—	—	2
Stock-based compensation	—	—	78,435	—	—	78,435
Issuance of common stock for bonus	222		32,063			32,063
Unrealized gain on available-for sale securities	—	—	—	—	147	147
Net loss	—	—	—	(66,936)	—	(66,936)
Balance as of March 31, 2025	135,932	$14	$3,874,656	$(2,634,798)	$(197)	$1,239,675

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(2,377,436)	$(3,085)	$765,327
Issuance of common stock upon exercise of stock options	792	—	6,466	—	—	6,466
Vesting of restricted stock units	1,591	1	—	—	—	1
Stock-based compensation	—	—	64,952	—	—	64,952
Issuance of common stock for bonus	270	—	24,071	—	—	24,071
Unrealized gain on available-for sale securities	—	—	—	—	893	893
Net loss	—	—	—	(67,599)	—	(67,599)
Balance as of March 31, 2024	122,234	$12	$3,241,326	$(2,445,035)	$(2,192)	$794,111

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Operating activities
Net loss	$(66,936)	$(67,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,237	7,063
Amortization of premiums and accretion of purchase discounts on investment securities	9	(460)
Stock-based compensation	77,827	64,447
Non-cash lease expense	4,389	3,593
Non-cash expense recovery	(361)	—
Amortization of debt discount and issuance cost	—	328
Change in fair value of warrants and preferred stock	(3,235)	—
Foreign exchange adjustment	138	359
Non-cash interest expense	(17)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(4,068)	(10,459)
Inventory	(5,623)	(2,265)
Prepaid expenses and other assets	(9,354)	14,428
Accounts payable	2,379	10,732
Accrued compensation	17,035	17,789
Operating lease liabilities	(4,505)	(4,122)
Other accrued liabilities	26,866	(7,625)
Deferred revenue	671	793
Cash provided by operating activities	44,452	27,001

Investing activities
Proceeds from maturity of investments	5,000	169,065
Purchases of property and equipment, net	(21,815)	(20,315)
Cash paid for acquisition of intangible assets	—	(10,495)
Cash provided by (used in) investing activities	(16,815)	138,255

Financing activities
Proceeds from exercise of stock options	544	6,466
Cash provided by financing activities	544	6,466

Net change in cash, cash equivalents and restricted cash	28,181	171,722
Cash, cash equivalents and restricted cash, beginning of period	945,587	642,095
Cash, cash equivalents and restricted cash, end of period	$973,768	$813,817

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,005	$1,179

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$4,223	$112
Acquisition of warrants	$—	$1,884
Issuance of common stock for bonuses	$32,063	$24,071
Stock-based compensation included in capitalized software development costs	$608	$505

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

The Company’s key product offerings include its Panorama Non-Invasive Prenatal Test (“Panorama”) that screens for chromosomal abnormalities of a fetus in singleton and twin pregnancies, typically with a blood draw from the mother; Horizon Carrier Screening (“Horizon”) to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; its Signatera molecular residual disease test (“Signatera”) to detect circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease, monitor for recurrence, and evaluate treatment response; and its Prospera test, to assess organ transplant rejection in patients who have undergone kidney, heart, or lung transplantation. All testing is available principally in the United States. The Company also offers its Panorama test to customers outside of the United States, primarily in Europe. The Company also offers Constellation, a cloud-based software platform that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics in order to validate and launch their own tests based on the Company’s technology.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (filed on February 28, 2025).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $66.9 million for the three months ended March 31, 2025 and an accumulated deficit of $2.6 billion as of March 31, 2025. As of March 31, 2025, the Company had $973.8 million in cash, cash equivalents, and restricted cash, $17.8 million in marketable securities, and an $80.3 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line, which is classified as cash, cash equivalents, and short-term investments in the condensed consolidated balance sheets. As of March 31, 2025, the Company had $20.0 million remaining and available on its Credit Line.

While the Company has introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations and business plans. Accordingly, the Company has funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt issuances, and other financings.

The Company continues to invest in the development and commercialization of its existing and future products and, consequently, it will need to generate additional revenues to achieve future profitability and may need to raise additional equity or debt financing. If the Company raises additional funds by issuing equity securities, its stockholders will experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available when necessary or in amounts or on terms acceptable to the Company. If the Company is unable to obtain additional financing, it may be required to delay or slow its investment in the development and commercialization of its products and significantly scale back its business and operations.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after May 8, 2025.

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

The Company classifies its investments as Level 1 or 2 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. The Company holds Level 2 securities which are initially valued at the transaction price and subsequently valued by a third-party service provider using inputs other than quoted prices that are observable either directly or indirectly, such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. The Company performs certain procedures to corroborate the fair value of these holdings. The Company also holds warrants issued by MyOme which are classified as Level 3 investments because the valuation methods include certain unobservable inputs. These warrants are accounted for as derivatives and recorded at fair value on a recurring basis.

Available-for-sale debt securities. The amended guidance from Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus has not recorded an expected credit loss for its investment portfolio. Further, gross unrealized losses on available for sale securities were not material at March 31, 2025.

Accounts Receivable, net of allowance

Trade accounts receivable and other receivables. The allowance for expected credit losses for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for expected credit losses related to trade accounts receivable for the three months ended March 31, 2025 and 2024.

With respect to revenue recognized related to genetic test services provided to patient customers whereby consideration is expected to be received from insurance or patient payors, the Company recognizes a constraint to the estimated variable consideration such that it is not probable that a significant revenue reversal will occur. When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds. After applying the ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASC 606”) constraint, the Company assessed for credit losses under ASC 326 and determined an incremental credit loss was not needed given the quality of the insurance payors from whom such receivables are expected to be collectible and the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for expected credit losses against accounts receivable for insurance and patient payors due to the average selling price calculations, which incorporate these risks as net receivables are recorded.

Inventory

Inventory is recorded at the lower of cost or net realizable value, determined on a first-in, first-out basis. Inventory consists entirely of supplies, which are consumed at the point biologic samples are collected and the Company provides genetic testing services; therefore, the Company does not maintain any work-in-process or finished goods inventory. The Company enters into inventory purchases commitments so that it can meet future delivery schedules based on forecasted demand for its tests.

The Company analyzes its inventory to determine whether the composition of its inventory is obsolete, slow-moving or unsalable. A write down of specifically identified unusable, or obsolete inventory in the period is recognized by considering product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Beginning balance	$(344)	$(3,085)
Net unrealized gain on available-for-sale securities, net of tax and foreign currency translation adjustment	147	893
Ending balance	$(197)	$(2,192)

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

The Company recognizes revenue under ASC 606, using the following five step process:

●	Identification of a contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Revenue recognition when, or as, the performance obligations are satisfied.

The Company uses the expected value amount method of estimating variable consideration. The total consideration which the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable, and is primarily based on historical cash collections for tests delivered, as adjusted for current expectations. Current expectations of cash collections factor in changes in reimbursement rate trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage.  For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio approach to estimate variable consideration. When assessing the total variable consideration expected to be received from insurance carriers and patients, the Company considers both the magnitude and likelihood of a revenue reversal in the determination of the percentage of revenues to further constrain for estimated refunds.

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

Related Party Transactions

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”), and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million which was allocated $2.2 million for preferred shares and $1.8 million for warrants. In August 2024, the Company participated in a subsequent round of the series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors and does not participate or direct the day to day activities of MyOme. Because MyOme is a privately-held company without readily determinable fair values, the Company elected to account for its preferred Series B share investment in MyOme using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. When indicators exist and the estimated fair value of the investment is below its carrying amount, the Company would adjust the investment to fair value. The change in carrying value, resulting from the remeasurements, would be recognized in interest and other income, net on the consolidated statements of operations. During the three months ended March 31, 2024, no upward nor downward adjustments were recorded. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

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

In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties agreed to partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company agreed to assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme's common stock at an exercise price of $0.25 per share, which is exercisable in whole or in part, commencing in February 2024, and can be converted to MyOme’s common stock upon the occurrence of MyOme’s initial public offering or a liquidation event (as such terms are defined in MyOme's certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of MyOme’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. These warrants were granted and issued by MyOme to the Company during the fourth quarter of 2024, and were exercisable in whole or in part in December 2024. However, the Company needs to perform ongoing collaboration in exchange for the warrant consideration. Accordingly, the warrants have been included within other assets and allocated between short-term and long-term liabilities on the consolidated balance sheets. The Company is amortizing the liability as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement over the life of the contract. For the three months ended March 31, 2025, the amortization of the non-cash liability was $0.4 million.

The warrants issued to the Company in 2021 and 2024 are accounted for as derivative instruments and recorded within other assets on the consolidated balance sheets at fair value. The warrants were valued using the Black-Scholes valuation model as of each reporting period, including the date of issuance. Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme’s series B preferred stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. For the three months ended March 31, 2025, the royalties to MyOme were not material. As of March 31, 2025 and December 31, 2024, the Company’s carrying amount of preferred shares in MyOme was $6.6 million and $4.9 million, respectively, on its consolidated balance sheets. The fair market value of the warrants as of March 31, 2025 and December 31, 2024 was $12.7 million and $11.2 million, respectively, on the consolidated balance sheets.

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

For the three months ended March 31, 2025, and 2024, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2025 and December 31, 2024, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For the three months ended March 31, 2025 and 2024, approximately 14.0% and 11.6%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. As of March 31, 2025 and December 31, 2024, approximately 12.6% and 11.5%, respectively, of accounts receivable are expected to be paid by Medicare on behalf of multiple customers.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications or other standard setting bodies and are adopted by the Company as of the specified effective date.

Recently Adopted Accounting Pronouncements

In March 2020, ASU 2020-04, Reference Rate Reform (Topic 848) (“Topic 848”) was issued which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. ASU 2022-06, or Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Adoption of this standard occurred on January 1, 2025 and did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2023, ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, was issued, which requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard became effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

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

Additionally, the Company enters into agreements with pharmaceutical companies to utilize the Company’s Signatera tests, typically to study new cancer treatments or to validate the outcomes of clinical trials for which the pharmaceutical companies are identified as customers. Such arrangements generally involve performing whole-exome sequencing services and the testing of patient samples to detect cancer mutations using its Signatera test. In addition to performing Signatera tests, these agreements typically include certain activities to fulfill the contract, such as customer data setup and management and ongoing reporting. Each test result is billable to customers upon delivery and the personalized cancer profile also makes each test distinct within the context of the contract as customers can exercise control over the test results upon delivery. Accordingly, the Company recognizes test processing revenue as individual test results are delivered to customers.

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

The Company enters into contracts with insurance carriers, primarily with payment terms related to tests provided to patients who have health insurance coverage. Insurance carriers are considered third-party payers on behalf of the patients, and the patients are considered the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, the Company sells tests to a number of domestic and international laboratory partners and identifies the laboratory partners as customers, provided that there is a test services agreement between the two parties.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within nine months, with the remaining collections generally taking an additional six months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a significant reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended March 31, 2025 and 2024, the Company increased revenue by a net of $34.3 million and $33.7 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.25 and $0.28, respectively.

Product revenue was constrained via refunds estimated to be paid to insurance carriers. Certain refunds were recognized in accrued liabilities until they are either paid to the respective insurance carrier or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to revenue. During the three months ended March 31, 2024, the reserves for refunds to insurance carriers were reduced and product revenue increased by $2.1 million for amounts the Company determined would not be refunded to insurance carriers. The increased revenue and corresponding decreased net loss resulted in a decrease in loss per share of $0.02 for the three months ended March 31, 2024. There were no such adjustments to reserves recorded in the same period in 2025.

Under the Company's current policy, certain estimated future refunds are recognized as a reduction to accounts receivable. The allowance will be released in future quarters to offset the future credits and refunds paid to insurance carriers and patients. During the three months ended March 31, 2025 and 2024, the net allowance for future refunds reduced revenue by $3.5 million and $1.5 million, respectively. The decreased revenue and corresponding increased net loss resulted in an increased loss per share of $0.03 and $0.01 for the three months ended March 31, 2025 and 2024, respectively.

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

Constellation

The laboratory partners with whom the Company enters into a licensing arrangement represent the licensees and are identified as customers. The licensees do not have the right to possess the Company’s software, but rather receive services through the cloud software. These arrangements often include: (i) the delivery of the services through the cloud software, (ii) the necessary support and training, and (iii) the IVD kits to be consumed as tests are processed. The Company does not consider the software as a service, the support or the training as being distinct in the context of such arrangements, and therefore, they are combined as a single performance obligation. The software, support and training are delivered simultaneously to the licensees over the term of the arrangement.

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

As of December 31, 2024, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the three months ended March 31, 2024, the Company recognized $0.3 million related to oncology assay interpretation services, which was recognized against deferred royalties. During the three months ended March 31, 2025, the Company recognized an additional $0.1 million related to oncology assay interpretation services, which was recognized against deferred royalties. The Company has $17.2 million and $17.3 million in deferred revenue as of March 31, 2025 and December 31, 2024, respectively.

Disaggregation of Revenues

The following table shows disaggregation of revenues by payer types:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Insurance carriers	$472,647	$341,028
Laboratory partners	20,832	20,276
Patients	8,351	6,437
Total revenues	$501,830	$367,741

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
United States	$492,305	$359,413
Americas, excluding U.S.	1,692	1,481
Europe, Middle East, India, Africa	6,049	5,178
Asia Pacific and Other	1,784	1,669
Total revenues	$501,830	$367,741

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at
	March 31,	December 31,
	2025	2024

	(in thousands)
Assets:
Accounts receivable, net	$318,233	$314,165
Liabilities:
Deferred revenue, current portion	$20,557	$19,754
Deferred revenue, long-term portion (1)	16,705	16,838
Total deferred revenues	$37,262	$36,592

(1)	The deferred revenue, long-term portion is included within the “Deferred revenue, long-term portion and other liabilities” line item on the consolidated balance sheets.

The following table shows the changes in the balance of deferred revenues during the three months ended March 31, 2025 and 2024:

	Balance at
	March 31,
	2025	2024

	(in thousands)
Beginning balance	$36,592	$35,740
Increase in deferred revenues	10,163	7,941
Revenue recognized during the period included in deferred revenues at the beginning of the period	(9,418)	(7,048)
Revenue recognized from performance obligations satisfied within the same period	(75)	(100)
Ending balance	$37,262	$36,533

During the three months ended March 31, 2025, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $9.4 million with approximately $0.4 million related to BGI Genomics and Foundation Medicine and the remaining $9.0 million related to genetic testing services. The current portion of deferred revenue includes $18.6 million from genetic testing services and $0.5 million from BGI Genomics and $1.5 million from Foundation Medicine as of March 31, 2025. The non-current portion of deferred revenue includes $16.7 million from the BGI Genomics Agreement as of March 31, 2025.

4. Fair Value Measurements

The Company's financial assets and liabilities carried at fair value are comprised of investment assets that include money market and investments.

The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets and liabilities that the Company has the ability to access;

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data, such as quoted prices, interest rates, and yield curves; and

Level 3: Inputs that are unobservable data points that are not corroborated by market data.

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

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$973,768	$—	$—	$973,768	$945,587	$—	$—	$945,587
Municipal securities	—	17,832	—	17,832	—	22,689	—	22,689
Total financial assets	$973,768	$17,832	$—	$991,600	$945,587	$22,689	$—	$968,276

(1)	Cash equivalents includes money market deposits and liquid demand deposits.

Fair Value of Short-Term and Long-Term Debt:

As of March 31, 2025 and December 31, 2024, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.3 million and $80.4 million, respectively, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short term duration and variable interest rate.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$973,768	$—	$—	$973,768	$945,587	$—	$—	$945,587
Municipal securities (1)	18,009	—	(177)	17,832	23,019	—	(330)	22,689
Total	$991,777	$—	$(177)	$991,600	$968,606	$—	$(330)	$968,276

Classified as:
Cash, cash equivalents and restricted cash (2)				973,768				945,587
Short-term investments				17,832				22,689
Total				$991,600				$968,276

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes liquid demand deposits and money market funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2025 and 2024, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of March 31, 2025, the Company had 6 investments in an unrealized loss position in its portfolio. Gross unrealized losses were not material as of March 31, 2025. Gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuers. Accordingly, the Company did not record a credit loss reserve as of either March 31, 2025 or December 31, 2024.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of March 31, 2025, aggregated by major security type in a continuous loss position. There were no debt securities available-for-sale in an unrealized loss position for less than 12 months as of March 31, 2025.

	Total
	Fair Value	Unrealized Loss

	(in thousands)
Municipal securities	17,832	(177)
Total	$17,832	$(177)

As of March 31, 2025, the Company’s portfolio of available-for-sale securities all have contractual maturities less than or equal to one year.

6. Balance Sheet Components

Allowance for Expected Credit Losses

The following is a roll-forward of the allowances for expected credit losses related to trade accounts receivable for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Beginning balance	$7,259	$6,481
Provision for expected credit losses	195	929
Write-offs	(20)	(158)
Total	$7,434	$7,252

Property and Equipment, net

The Company’s property and equipment consists of the following:

		March 31,	December 31,
	Useful Life	2025	2024
		(in thousands)
Machinery and equipment	3-5 years	$129,005	$117,076
Computer equipment	3 years	3,287	3,178
Purchased and capitalized software held for internal use	3 years	14,587	13,178
Leasehold improvements	Lesser of useful life or lease term	48,883	48,569
Construction-in-process		71,271	58,461
		267,033	240,462
Less: Accumulated depreciation and amortization		(86,580)	(78,416)
Total property and equipment, net		$180,453	$162,046

The Company’s long-lived assets are located in the United States.

Depreciation expense for the three months ended March 31, 2025 and 2024 was $8.2 million and $6.3 million, respectively. The Company did not incur any impairment charges during either period.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Reserves for refunds to insurance carriers	$10,171	$11,276
Accrued charges for third-party testing	16,963	12,321
Testing and laboratory materials from suppliers	10,754	7,893
Marketing and corporate affairs	17,898	16,548
Legal, audit and consulting fees	66,097	54,208
Accrued shipping charges	1,945	1,625
Sales and income tax payable	5,602	4,416
Accrued third-party service fees	8,812	9,046
Clinical trials and studies	10,788	10,097
Operating lease liabilities, current portion	12,199	10,168
Property and equipment purchases	9,525	7,098
Other accrued expenses	7,695	2,197
Total other accrued liabilities	$178,449	$146,893

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

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the three months ending March 31, 2025 and 2024:

	March 31,
	2025	2024

	(in thousands)
Beginning balance	$11,276	$23,245
Additional (reversals) reserves	(622)	227
Refunds to carriers	—	(3,095)
Reserves released to revenue	(483)	(2,354)
Ending balance	$10,171	$18,023

7. Leases

Operating Leases

In September 2015, the Company entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The original lease term was 132 months beginning in December 2015 and expiring in November 2026, with monthly payments beginning in December 2016. In December 2021, the Company entered into an amendment of the Austin lease agreement, which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces (the “First Expansion Premises” and the “Second Expansion Premises”). The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commenced in September 2022. The terms of the First and Second Expansion Premises expire in March 2033. In March 2025, the Company entered into a lease agreement for additional premises of approximately 57,100 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.9 million.

In October 2016, the Company entered into a lease directly with its landlord for laboratory and office spaces at its facilities located in San Carlos, California. The Company currently occupies approximately 136,000 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet, and the Second Space totals approximately 48,000 square feet. In January 2021, the Company entered into an amendment of the lease to extend the term for 48 months to October 2027. The combined annual rent for the First Space and Second Space is $9.3 million, which commenced in October 2023. In July 2024, the Company entered into an amendment of the San Carlos lease to extend the term for 60 months to October 2032. The annual rent will be approximately $9.7 million beginning January 2025, escalating annually, and may be increased if the Company elects to utilize additional tenant improvement allowances. In January 2025, the Company entered into a lease agreement for additional premises of approximately 40,700 rentable square feet in San Carlos, California, through November 2028 with an annual rent expense of approximately $1.5 million.

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

The Company has also historically entered into leases of individual workspaces and storage spaces at various locations on both a month-to-month basis without an established lease term, and more recently, for certain locations, has committed to terms approximating one to five years. For facilities without a committed lease term, the Company has elected to not recognize them as right-of-use assets on the consolidated balance sheets, as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, the Company has recorded a right-of-use asset on the consolidated balance sheets.

For the three months ended March 31, 2025, the Company had $10.9 million in noncash operating activities related to additional right-of-use assets resulting from entering into new lease agreements and extension of existing leases under ASC, Topic 842, Leases (“ASC 842”). For the three months ended March 31, 2024, the Company had $0.3 million in noncash operating activities related to additional right-of-use assets.

The operating lease right-of-use assets are classified as noncurrent assets in the consolidated balance sheets. The corresponding lease liabilities are separated into current and long-term portions as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$12,199	$10,168
Operating lease liabilities, long-term portion	103,056	96,588
Total operating lease liabilities	$115,255	$106,756

As of March 31, 2025, the weighted-average remaining lease term was 7.38 years and the weighted-average discount rate was 7.1%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months ended March 31, 2025 and 2024, total lease expense of $4.4 million and $3.6 million was recognized in the condensed consolidated statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $4.5 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of March 31, 2025 are as follows:

Operating Leases
(in thousands)
As of March 31, 2025
2025 (remaining 9 months)	$14,794
2026	20,287
2027	19,673
2028	19,779
2029	18,291
2030 and thereafter	56,602
Total future minimum lease payments	149,426
Less: imputed interest	(34,171)
Operating lease liabilities	$115,255

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

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of March 31, 2025, the Company determined that the aggregate accrual for legal contingencies that are probable and reasonably estimable is approximately $22.6 million. The Company is unable to predict the ultimate outcome of the matters described below and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of any such matters in excess of the amounts accrued by the Company.

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleged, in suits filed in January 2020 and May 2022, infringement by CareDx of certain of the Company’s patents, seeking unspecified damages and injunctive relief. In January 2024, after trial, the jury returned a verdict in favor of the Company, finding both asserted patents valid and one patent infringed by CareDx (the “Infringed Patent”) and awarding damages to the Company for lost profits and past royalties totaling $96.3 million. In February 2025, the Court granted CareDx’s motion for judgment as a matter of law and invalidated both asserted Natera patents, including the Infringed Patent.  The Company filed a notice of appeal to the Court of Appeals for the Federal Circuit in March 2025. Separately, in October 2024, an ex-parte re-examination petition was filed by CareDx with the United States Patent and Trademark Office (“USPTO”) challenging the validity of the Infringed Patent; the USPTO issued an Office Action rejecting the challenged claims of the Infringed Patent.

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

The Company is the subject of lawsuits filed against it by Invitae in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. The parties have filed cross-motions for summary judgment, which motions are currently pending before the Court. In February 2024, as a result of Invitae’s voluntary Chapter 11 petition described above, the Court continued the trial, which is now scheduled for September 2025. Labcorp Holdings Inc. acquired the patents at issue in this case and is now the plaintiff.

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

In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of two Natera patents (the “’035 Patent” and the “’454 Patent”) by NeoGenomics’ commercialization of the RaDaR test and seeking monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024 and was affirmed on appeal in July 2024 by the Federal Circuit Court of Appeals. NeoGenomics filed a petition with the USPTO to review the validity of the ’454 Patent, which was denied in June 2024. NeoGenomics also filed a petition with the USPTO to review the validity of the ‘035 Patent, which proceeding was terminated in October 2024. Pursuant to the terms of a partial settlement of the case, the District Court entered a permanent injunction against NeoGenomics, and it has withdrawn its RaDaR test from the market. The case remains pending with respect to an updated version of the RaDaR test and the ‘454 Patent, as well as an additional Natera patent (the “596 patent”) that was added to the case in December 2024. Neogenomics has filed an inter partes review challenging the validity of the ‘596 patent; the USPTO has not yet instituted review. Trial is currently scheduled for October 2025.

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

The Company is involved in two lawsuits against Guardant Health, Inc. (“Guardant”). In May 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. In November 2024, after trial, the jury returned a verdict finding the Company liable for false advertising and found damages of $292.5 million. A final judgment has not been entered by the Court; the Company plans to appeal any adverse judgment. In February 2025, Guardant filed suit against the Company and two of its former employees who recently joined the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation, breach of contract and related tort claims, seeking unspecified damages and injunctive relief. Concurrently with the filing of the complaint, Guardant also moved for a temporary restraining order and expedited discovery, which motions Guardant subsequently withdrew. In April 2025, Guardant voluntarily dismissed its claims against one of the employee defendants without prejudice.

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

A purported class action lawsuit was filed against the Company and certain of its management in the United States District Court for the Western District of Texas, asserting claims under Sections 10(b) and 20(a) of the Securities Act of 1934 and Rule 10b-5 thereunder. The complaint, filed in April 2022 and amended in October 2022 (to include, among others, the claims raised in the lawsuit discussed in the preceding paragraph), alleges, among other things, that the management defendants made materially false or misleading statements, and/or omitted material information that was required to be disclosed, about certain of the Company’s products and operations. The complaint seeks, among other relief, monetary damages, attorneys’ fees, and costs. The Company filed a motion to dismiss this lawsuit, which was granted in part and denied in part. The Court has certified the class.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of March 31, 2025:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$21,443	December 2027
Material suppliers	70,395	December 2026
Application service providers	4,733	January 2028
Cloud platform service provider	27,430	December 2028
Other material suppliers	44,570	Various
Total	$168,571

During November 2024, the Company entered into an agreement to acquire clinical samples and data for oncology development. As of March 31, 2025, the Company has paid $14.0 million in cash, and is obligated to pay an additional $6.0 million, which is included in commitments above. An additional $50.0 million in potential payments owed to the third-party vendor, not included above, will depend on whether certain compliance approvals are obtained and commercial volume milestones are achieved.

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recorded for equity-classified awards in the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	(in thousands)
Cost of revenues	$5,270	$3,777
Research and development	26,511	20,649
Selling, general and administrative	46,046	40,021
Total	$77,827	$64,447

Stock Options

The following table summarizes option activity during the three months ended March 31, 2025:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

	(in thousands, except for per share data)
December 31, 2024	3,875	$30.22
Options exercised	(50)	$11.80
Options forfeited/cancelled	(3)	$3.78
March 31, 2025	3,822	$30.47

Restricted Stock Units and Performance-Based Awards

The following table summarizes unvested RSU and PSU activity during the three months ended March 31, 2025:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

	(in thousands, except for per share data)
Balance at December 31, 2024	10,593	$61.28
Granted	2,721	$171.72
Vested	(3,236)	$59.65
Cancelled/Forfeited	(104)	$74.42
Balance at March 31, 2025	9,974	$86.75

The Company grants certain senior-level executives performance stock units that vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the three months ended March 31, 2025 and 2024, the Company granted 0.4 million and 0.8 million performance-based awards with an aggregate grant date fair value of $64.9 million and $55.0 million, respectively. As of March 31, 2025, the Company expects to recognize remaining stock-based compensation expense of $142.1 million over the requisite performance period for these performance-based awards. The future stock-based compensation expense recognized for these performance-based awards may be up to 200% of grant date fair value based on the achievement of certain targets.

For all performance-based awards, the Company has recognized total stock-based compensation of $18.7 million and $20.7 million for the three months ended March 31, 2025 and 2024, respectively.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral, which is classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In October 2023, the interest rate for the Credit Line was changed to the 30-day SOFR average, plus 0.5%. As of March 31, 2025, the Company has drawn down a total of $80.0 million, and there is $20.0 million remaining and available on the Credit Line. The interest rate as of March 31, 2025 was 4.83%.

For the three months ended March 31, 2025 and 2024, the Company recorded interest expense on the Credit Line of $1.0 million and $1.2 million, respectively. Interest payments on the Credit Line were made within the same periods. As of March 31, 2025 and December 31, 2024, the total principal amount outstanding with accrued interest was $80.3 million and $80.4 million, respectively.

Convertible Notes

In April 2020, the Company issued $287.5 million aggregate principal amount of Convertible Notes due 2027 in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes were senior, unsecured obligations of the Company and bore interest at a rate of 2.25% per year, payable in cash semi-annually. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes were convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

The Convertible Notes were convertible into shares of the Company’s common stock, par value $0.0001 per share, at an initial conversion rate of 25.7785 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $38.79 per share of common stock, convertible to 7,411,704 shares of common stock. The conversion rate and corresponding conversion price were subject to adjustment upon the occurrence of certain events.

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

The following tables present total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Cash interest expense
Contractual interest expense	$—	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	—	328
Total interest expense	$—	$1,945

11. Income Taxes

During the three months ended March 31, 2025 and 2024, the Company recorded total income tax expense of approximately $173,000 and $428,000, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of March 31, 2025. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2025 and December 31, 2024, there were no accrued interest and penalties related to uncertain tax positions.

12. Net Loss per Share

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2025 and 2024:

	March 31,
	2025	2024

	(in thousands)
Options to purchase common stock	3,822	4,709
Performance-based awards and restricted stock units	9,974	11,901
Employee stock purchase plan	98	221
Convertible Notes	—	7,411
Total	13,894	24,242

13. Segment Reporting

In November 2023, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued which requires disclosure of incremental segment information on an interim and annual basis that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss. The Company has adopted this ASU as of December 31, 2024. The Company currently operates as a single reporting segment entity with the Chief Executive Officer as the CODM. The CODM relies on the financial statements presented within the annual report Form 10-K and quarterly Form 10-Q to evaluate the Company’s financial performance and make key operating decisions. The key area of focus of the CODM for the allocation of resources is the cash used in operations. These financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets, and liabilities. The significant expense categories are consistent with those presented on the face of the statements of operations and comprehensive loss. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision-making purposes. Additionally, gross margin is regularly provided to the CODM and is derived based on the consolidated statements of operations and comprehensive loss as follows:

	March 31,
	2025	2024

	(in thousands except percentages)
Revenue	$501,830	$367,741
Cost of product revenues	184,613	158,833
Cost of licensing and other revenues	452	307
Gross margin	$316,765	$208,601

Gross margin percentage	63.1%	56.7%

14. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

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

The number of tests we accession—when a sample is received, entered into our computer system, and routed for processing—is a key business metric. It is a subset of total tests processed, which also includes tests distributed through our Constellation licensees. As our laboratory partners transition to our cloud-based distribution model, accessioned tests will decrease while processed tests continue to reflect overall volume growth.

During the three months ended March 31, 2025, we processed approximately 855,100 tests, comprised of approximately 840,800 tests accessioned in our laboratory, compared to approximately 735,800 tests processed, comprised of approximately 718,700 tests accessioned in our laboratory, during the three months ended March 31, 2024. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2025 was 96%, an increase compared to 94% for the three months ended March 31, 2024. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2025 was 2%, a decrease compared to 5% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2025 was 2%, approximately the same as in the three months ended March 31, 2024.

For the three months ended March 31, 2025, total revenues were $501.8 million compared to $367.7 million in the three months ended March 31, 2024. Product revenues accounted for $500.0 million, nearly 100% of total revenues for the three months ended March 31, 2025 compared to $364.7 million representing 99% of total revenues for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $9.5 million, representing approximately 2% of total revenues for the three months ended March 31, 2025. For the three months ended March 31, 2024, revenues from customers outside the United States were $8.3 million, representing approximately 2% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the three months ended March 31, 2025 and 2024 was $66.9 million and $67.6 million, respectively. This included non-cash stock compensation expense of $77.8 million and $64.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $2.6 billion.

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

Interest Expense

Interest expense is attributable to borrowing under our Convertible Senior Notes (the “Convertible Notes”) and our credit line with UBS (the “Credit Line”), including the amortization of debt discounts.

Interest Income and Other (Expense) Income, Net

Interest income and other (expense) income, net is comprised of interest earned on our cash; realized gains and losses on investments and assets; sublease rental income; and warrant, preferred shares and foreign currency remeasurement gains and losses.

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

There have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

In December 2023, ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, was issued, which requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In November 2024, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) was issued which requires disaggregation of any relevant expense caption presented on the face of the income statement for certain expense categories. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$500,036	$364,672	$135,364	37.1%
Licensing and other revenues	1,794	3,069	(1,275)	(41.5)
Total revenues	501,830	367,741	134,089	36.5
Cost and expenses
Cost of product revenues	184,613	158,833	25,780	16.2
Cost of licensing and other revenues	452	307	145	47.2
Research and development	129,078	88,637	40,441	45.6
Selling, general and administrative	266,864	194,278	72,586	37.4
Total cost and expenses	581,007	442,055	138,952	31.4
Loss from operations	(79,177)	(74,314)	(4,863)	(6.5)
Interest expense	(1,005)	(3,124)	2,119	67.8
Interest and other income, net	13,419	10,267	3,152	30.7
Loss before income taxes	(66,763)	(67,171)	408	0.6
Income tax expense	(173)	(428)	255	59.6
Net loss	$(66,936)	$(67,599)	$663	1.0%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the three months ended March 31, 2025 increased by $134.1 million, or 36.5%, when compared to the three months ended March 31, 2024.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended March 31, 2025, total reported units were approximately 804,800, comprised of approximately 791,400 tests reported in our laboratory. Comparatively, during the three months ended March 31, 2024, total reported units were approximately 679,400, comprising of approximately 663,500 tests reported in our laboratory. During the three months ended March 31, 2025 and 2024, total oncology units processed were approximately 167,700 and 114,800, respectively.

Product Revenues

During the three months ended March 31, 2025, product revenues increased by $135.4 million, or 37.1%, compared to the three months ended March 31, 2024, primarily due to continued revenue growth from increased test volumes and average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $1.3 million, or 41.5%, during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended March 31, 2025, cost of product revenues increased compared to the three months ended March 31, 2024 by approximately $25.8 million, or 16.2%, primarily due to higher costs related to inventory consumption of $11.6 million driven by an increase in accessioned cases, a $5.3 million increase in third-party fees, and a $8.9 million increase in labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the three months ended March 31, 2025, increased by $0.1 million, or 47.2%, compared to the three months ended March 31, 2024, primarily due to a net increase in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the three months ended March 31, 2025, increased by $40.4 million, or 45.6%, when compared to the three months ended March 31, 2024. The increase was attributable to a $24.9 million increase in salary and related compensation expenditures, which includes a $6.0 million increase in stock-based compensation expense, a $7.5 million net increase in lab and clinical trial related expenses, and a $8.0 million increase primarily due to consulting, travel, office, facilities, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $72.6 million, or 37.4%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to a $38.4 million increase in salary and related compensation expenditures, which includes a $6.0 million increase in stock-based compensation expense, a $8.1 million increase in consulting and legal expenses, a $4.6 million increase in office costs, a $4.3 million increase in marketing costs, a $4.2 million increase in vendor expenses, and a $13.0 million increase in travel, facilities, and other costs.

Interest Expense

Interest expense decreased by $2.1 million in the three months ended March 31, 2025, compared to the same period in the prior year, due to the redemption of the Convertible Notes in October 2024.

Interest and Other Income

Interest and other income for the three months ended March 31, 2025, increased $3.2 million compared to the same period in the prior year, primarily due to the $3.2 million gain on revaluation of warrants and preferred shares.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the three months ended March 31, 2025, we had a net loss of $66.9 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of March 31, 2025, we had an accumulated deficit of $2.6 billion, $973.8 million in cash and cash equivalents and restricted cash, $17.8 million in marketable securities, and $80.3 million of outstanding balance under the Credit Line including accrued interest. As of March 31, 2025, we had $20.0 million remaining and available on the Credit Line.

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

Our contractual obligations and other commitments have been satisfied by equity offerings, our convertible note financing conducted in April 2020 described below, the Credit Line described below, and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after May 8, 2025.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was changed to the 30-day SOFR average, plus 0.5%. As of March 31, 2025, the total principal amount outstanding with accrued interest was $80.3 million and $20.0 million is remaining as available under the Credit Line.

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

The Convertible Notes were senior, unsecured obligations of the Company and bore interest at a rate of 2.25% per year, payable in cash semi-annually in arrears in May and November of each year, beginning in November 2020. The Convertible Notes mature in May 2027, unless earlier converted, repurchased or redeemed in accordance with their terms. Upon conversion, the Convertible Notes were convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. On July 19, 2024, we elected to exercise our optional redemption right to redeem all $287.5 million aggregate principal amount of our outstanding 2.25% Convertible Notes due 2027 and instructed Wilmington Trust, National Association, as trustee under the Indenture Agreement governing the Convertible Notes, to issue a redemption notice to registered holders of the Convertible Notes. The Redemption Date fixed for the redemption of the Convertible Notes was October 11, 2024. The redemption price for the Convertible Notes was equal to 100% of the principal amount of the Convertible Notes redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. We elected physical settlement with shares of our common stock as the settlement method to apply to all conversions of the Convertible Notes. On the Redemption Date, $287.4 million of Convertible Notes were converted for approximately 7.5 million shares of our common stock under the terms of the redemption notice. The remaining Convertible Notes not converted under the redemption notice were redeemed in exchange for cash at face value plus any accrued interest totaling $0.1 million.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Cash provided by operating activities	$44,452	$27,001
Cash provided by (used in) investing activities	(16,815)	138,255
Cash provided by financing activities	544	6,466
Net change in cash, cash equivalents and restricted cash	28,181	171,722
Cash, cash equivalents and restricted cash, beginning of period	945,587	642,095
Cash, cash equivalents and restricted cash, end of period	$973,768	$813,817

Cash Provided by Operating Activities

Cash provided by operating activities during the three months ended March 31, 2025 was $44.5 million. The net loss of $66.9 million includes $88.0 million in non-cash charges resulting from $9.2 million of depreciation and amortization, $77.8 million of stock-based compensation expense, $4.4 million of non-cash lease expense, and $0.1 million for foreign exchange adjustment, offset by a $0.3 million decrease in non-cash expense recovery and a $3.2 million change in fair value of warrants and preferred stock. Operating assets had cash outflows of $19.1 million resulting from a $9.4 million increase in prepaid expenses and other assets, a $4.1 million increase in accounts receivable, and a $5.6 million increase in inventory. Operating liabilities resulted in cash inflows of $42.5 million resulting from a $2.4 million increase in accounts payable, a $17.0 million increase in accrued compensation, a $26.9 million increase in other accrued liabilities and a $0.7 million increase in deferred revenue, offset by a $4.5 million decrease in lease liabilities.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 totaled $16.8 million, comprised of $21.8 million in acquisitions of property and equipment, offset by $5.0 million from proceeds of investments maturities.

Cash provided by investing activities for the three months ended March 31, 2024 totaled $138.3 million, which was comprised of $169.1 million from proceeds of investments maturities, offset by $20.3 million in acquisitions of property and equipment and $10.5 million in asset acquisition.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025, totaled $0.5 million which was comprised of proceeds from the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2024, totaled $6.5 million which was comprised of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, Credit Line, commercial supply agreements and other agreements. Our purchase requirements are expected to be met through the normal course of business.

Credit Line

The short-term debt obligations consist of the $80.3 million principal amount drawn from the Credit Line with UBS and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. In October 2023, the interest rate was subsequently changed to the 30-day SOFR average, plus 0.5%. Please refer to Note 10, Debt, for further details.

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

Operating leases

Our lease commitments consist of $3.4 million of payments, which will be paid over the terms of the leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases, as of March 31, 2025. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line had an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.3 million gross debt outstanding on our Credit Line, including principal and accrued interest as of March 31, 2025. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $0.2 million annually in relation to amounts we would expect to earn, based on our short-term investments as of March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 28, 2025. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

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

ITEM 5         OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On March 14, 2025, Matthew Rabinowitz, our co-founder and executive chairman, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Rabinowitz’s Rule 10b5-1 Trading Plan provides for the sale of 80,000 shares of common stock pursuant to the terms of the plan between June 13, 2025 and December 13, 2025.

On March 14, 2025, Daniel Rabinowitz, our chief legal officer and secretary, amended a Rule 10b5-1 Trading Plan to provide for the sale of 19,908 shares of our common stock pursuant to the terms of the plan between June 13, 2025 and August 15, 2026.

ITEM 6         EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*+	Tenth Amendment to Supply Agreement, dated January 10, 2025, by and between the Registrant and Illumina, Inc.	10-K	001-37478	10.2.10	02/28/2025
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

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

*Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

+Description updated to reflect correct date of the agreement as January 10, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATERA, INC.

Date: May 8, 2025	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)