Form 10-Q
period 2025-06-30
Natera, Inc.
filed 2025-08-08
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 137,248,106.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding revenue, expenses and other operating results;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Panorama, Horizon, and Signatera;
●	our ability to increase demand and reimbursement for our tests;
●	our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our Single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize, or enhance, our products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies, our expectations regarding the potential impact of governmental regulations on our business and operations, and our ability to successfully operate our business in response to changes in such requirements, programs, policies and regulations, including our expectations regarding the impact on our business and the regulation of our tests due to the final rule regarding LDTs published by the FDA in May 2024;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	our ability to successfully compete in the markets we serve;
●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of our current or future tests by laboratories, clinics, clinicians, payers, and patients;

●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results, including our revenue recognition assumptions and estimates; and
●	anticipated trends and challenges in our business and the markets in which we operate.

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$1,000,021	$945,587
Short-term investments	15,975	22,689
Accounts receivable, net of allowance of $7,823 and $7,259 at June 30, 2025 and December 31, 2024, respectively	309,224	314,165
Inventory	54,272	44,744
Prepaid expenses and other current assets, net	52,104	48,635
Total current assets	1,431,596	1,375,820
Property and equipment, net	189,224	162,046
Operating lease right-of-use assets	95,128	86,149
Other assets	41,118	36,720
Total assets	$1,757,066	$1,660,735
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,879	$34,922
Accrued compensation	55,025	62,114
Other accrued liabilities	191,034	146,893
Deferred revenue, current portion	21,560	19,754
Short-term debt financing	80,338	80,362
Total current liabilities	384,836	344,045
Deferred revenue, long-term portion and other liabilities	23,307	24,682
Operating lease liabilities, long-term portion	102,741	96,588
Total liabilities	510,884	465,315

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2025 and December 31, 2024; 136,757 and 132,646 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	14	12
Additional paid-in capital	3,982,191	3,763,614
Accumulated deficit	(2,735,736)	(2,567,862)
Accumulated other comprehensive loss	(287)	(344)
Total stockholders’ equity	1,246,182	1,195,420
Total liabilities and stockholders’ equity	$1,757,066	$1,660,735

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues
Product revenues	$544,427	$411,364	$1,044,463	$776,036
Licensing and other revenues	2,173	1,987	3,968	5,056
Total revenues	546,600	413,351	1,048,431	781,092
Cost and expenses
Cost of product revenues	199,531	169,850	384,143	328,683
Cost of licensing and other revenues	465	329	917	636
Research and development	146,427	89,109	275,504	177,746
Selling, general and administrative	310,549	197,965	577,414	392,243
Total cost and expenses	656,972	457,253	1,237,978	899,308
Loss from operations	(110,372)	(43,902)	(189,547)	(118,216)
Interest expense	(1,029)	(3,127)	(2,034)	(6,251)
Interest and other income, net	10,738	10,457	24,155	20,724
Loss before income taxes	(100,663)	(36,572)	(167,426)	(103,743)
Income tax expense	(275)	(892)	(448)	(1,320)
Net loss	$(100,938)	$(37,464)	$(167,874)	$(105,063)
Unrealized (loss) gain on available-for-sale securities, net of tax	(90)	834	57	1,727
Comprehensive loss	$(101,028)	$(36,630)	$(167,817)	$(103,336)

Net loss per share (Note 12):
Basic and diluted	$(0.74)	$(0.30)	$(1.24)	$(0.86)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	136,388	122,853	135,632	121,834

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2025	135,932	$14	$3,874,656	$(2,634,798)	$(197)	$1,239,675
Issuance of common stock upon exercise of stock options	19	—	340	—	—	340
Issuance of common stock under the employee stock purchase plan	116	—	12,236			12,236
Vesting of restricted stock units	684	—	—	—	—	—
Issuance of common stock for bonus	6	—	812	—	—	812
Stock-based compensation	—	—	94,147	—	—	94,147
Unrealized (loss) gain on available-for sale securities	—	—	—	—	(90)	(90)
Net loss	—	—	—	(100,938)	—	(100,938)
Balance as of June 30, 2025	136,757	$14	$3,982,191	$(2,735,736)	$(287)	$1,246,182

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	132,646	$12	$3,763,614	$(2,567,862)	$(344)	$1,195,420
Issuance of common stock upon exercise of stock options	69	—	884	—	—	884
Issuance of common stock under the employee stock purchase plan	116	—	12,236	—	—	12,236
Issuance of common stock for bonus	228	—	32,875	—	—	32,875
Vesting of restricted stock units	3,698	2	—	—	—	2
Stock-based compensation	—	—	172,582	—	—	172,582
Unrealized gain on available-for sale securities	—	—	—	—	57	57
Net loss	—	—	—	(167,874)	—	(167,874)
Balance as of June 30, 2025	136,757	$14	$3,982,191	$(2,735,736)	$(287)	$1,246,182

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2024	122,234	$12	$3,241,326	$(2,445,035)	$(2,192)	$794,111
Issuance of common stock upon exercise of stock options	286	—	2,182	—	—	2,182
Issuance of common stock under the employee stock purchase plan	263	—	8,862	—	—	8,862
Vesting of restricted stock units	582	—	—	—	—	—
Stock-based compensation	—	—	67,995	—	—	67,995
Unrealized gain on available-for sale securities	—	—	—	—	834	834
Net loss	—	—	—	(37,464)	—	(37,464)
Balance as of June 30, 2024	123,365	$12	$3,320,365	$(2,482,499)	$(1,358)	$836,520

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(2,377,436)	$(3,085)	$765,327
Issuance of common stock upon exercise of stock options	1,078	—	8,648	—	—	8,648
Issuance of common stock under the employee stock purchase plan	263	—	8,862	—	—	8,862
Issuance of common stock for bonus	270	—	24,071	—	—	24,071
Vesting of restricted stock units	2,173	1	—	—	—	1
Stock-based compensation	—	—	132,947	—	—	132,947
Unrealized gain on available-for sale securities	—	—	—	-	1,727	1,727
Net loss	—	—	—	(105,063)	—	(105,063)
Balance as of June 30, 2024	123,365	$12	$3,320,365	$(2,482,499)	$(1,358)	$836,520

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Operating activities
Net loss	$(167,874)	$(105,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,096	14,978
Amortization of premiums and accretion of purchase discounts on investment securities	19	(556)
Stock-based compensation	171,185	131,858
Non-cash lease expense	9,348	7,204
Non-cash expense recovery	(722)	—
Amortization of debt discount and issuance cost	—	658
Change in fair value of warrants and preferred stock of related party equity investment	(3,235)	—
Foreign exchange adjustment	32	377
Non-cash interest expense	(24)	(13)
Changes in operating assets and liabilities:
Accounts receivable	4,941	(57,647)
Inventory	(9,528)	(225)
Prepaid expenses and other assets	(6,595)	20,874
Accounts payable	6,979	16,668
Accrued compensation	25,787	19,701
Operating lease liabilities	(9,307)	(8,269)
Other accrued liabilities	40,464	(10,598)
Deferred revenue	1,460	1,044
Cash provided by operating activities	82,026	30,991

Investing activities
Purchases of investments	—	(72,810)
Proceeds from maturity of investments	7,000	221,500
Purchases of property and equipment, net	(47,712)	(31,993)
Cash paid for acquisition of intangible assets	—	(10,495)
Cash (used in) provided by investing activities	(40,712)	106,202

Financing activities
Proceeds from exercise of stock options	884	8,648
Proceeds from the issuance of common stock under the employee stock purchase plan	12,236	8,862
Cash provided by financing activities	13,120	17,510

Net change in cash, cash equivalents and restricted cash	54,434	154,703
Cash, cash equivalents and restricted cash, beginning of period	945,587	642,095
Cash, cash equivalents and restricted cash, end of period	$1,000,021	$796,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,034	$5,592

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$(4,819)	$2,245
Acquisition of warrants	$—	$1,884
Amounts accrued for acquisition of intangible assets	$—	$1,400
Issuance of common stock for bonuses	$32,875	$24,071
Stock-based compensation included in capitalized software development costs	$1,397	$1,089

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the “Company”) was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change disease management worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome, from samples as small as a single cell, with its statistical algorithms that incorporate data available from the broader scientific community to identify genetic variations, covering a wide range of serious conditions with high accuracy and coverage. The Company focuses on applying its technology to three main areas of healthcare – women’s health, oncology and organ health. In the women’s health space, the Company develops and commercializes non- or minimally- invasive tests to evaluate risk for, and thereby enable early detection of, a wide range of genetic conditions, such as Down syndrome. In oncology, the Company commercializes, among others, a personalized blood-based DNA test to detect molecular residual disease and monitor for disease recurrence across a broad range of cancer types. The Company’s third area of focus is organ health, with tests to assess kidney, heart, and lung transplant rejection, as well as genetic testing for chronic kidney disease. The Company operates laboratories in Austin, Texas and San Carlos, California certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health.

The Company’s key product offerings include its Panorama Non-Invasive Prenatal Test (“Panorama”) that screens for chromosomal abnormalities of a fetus in singleton and twin pregnancies, typically with a blood draw from the mother; Horizon Carrier Screening (“Horizon”) to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; its Signatera molecular residual disease test (“Signatera”) to detect circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease, monitor for recurrence, and evaluate treatment response; and its Prospera test, to assess organ transplant rejection in patients who have undergone kidney, heart, or lung transplantation. All testing is available principally in the United States with Panorama testing available to customers outside of the United States, primarily in Europe. Additionally, the Company also offers a cloud-based software platform, Constellation, that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics to validate and launch their own tests based on the Company’s technology.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2025, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (filed on February 28, 2025).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $167.9 million for the six months ended June 30, 2025 and an accumulated deficit of $2.7 billion as of June 30, 2025. As of June 30, 2025, the Company had $1.0 billion in cash, cash equivalents, and restricted cash, $16.0 million in marketable securities, and an $80.3 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line, which is classified as cash, cash equivalents, and short-term investments in the condensed consolidated balance sheets. As of June 30, 2025, the Company had $20.0 million remaining and available on its Credit Line.

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

Based on the Company’s current business plan, the Company believes that its existing cash and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after August 7, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Significant items subject to such estimates include stock-based compensation, and the expected consideration (average selling price) to be received from contracts with customers, insurance payors, and patients. These estimates and assumptions are based on management's best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors, including contractual terms and statutory limits; however, actual results could differ from these estimates and could have an adverse effect on the Company's financial statements.

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

Available-for-sale debt securities. The amended guidance from Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus has not recorded an expected credit loss for its investment portfolio. Further, gross unrealized losses on available for sale securities were not material at June 30, 2025.

Accounts Receivable, net of allowance

Trade accounts receivable and other receivables. The allowance for expected credit losses for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for expected credit losses related to trade accounts receivable for the three and six months ended June 30, 2025 and 2024.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$(197)	$(2,192)	$(344)	$(3,085)
Net unrealized (loss) gain on available-for-sale securities, net of tax and foreign currency translation adjustment	(90)	834	57	1,727
Ending balance	$(287)	$(1,358)	$(287)	$(1,358)

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

Related Party Transactions

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”) and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million which was allocated $2.2 million for preferred shares and $1.8 million for warrants. In August 2024, the Company participated in a subsequent round of the series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors and does not participate or direct the day-to-day activities of MyOme. Because MyOme is a privately-held company without readily determinable fair values, the Company elected to account for its preferred Series B share investment in MyOme using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. When indicators exist and the estimated fair value of the investment is below its carrying amount, the Company would adjust the investment to fair value. The change in carrying value, resulting from the remeasurements, would be recognized in interest and other income, net on the consolidated statements of operations. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

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

In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties agreed to partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company agreed to assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme's common stock at an exercise price of $0.25 per share, which is exercisable in whole or in part, commencing in February 2024, and can be converted to MyOme’s common stock upon the occurrence of MyOme’s initial public offering or a liquidation event (as such terms are defined in MyOme's certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of MyOme’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. These warrants were granted and issued by MyOme to the Company during the fourth quarter of 2024, and were exercisable in whole or in part in December 2024. However, the Company needs to perform ongoing collaboration in exchange for the warrant consideration. Accordingly, the warrants have been included within other assets and allocated between short-term and long-term liabilities on the consolidated balance sheets. The Company is amortizing the liability as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement over the life of the contract. For the three and six months ended June 30, 2025, the amortization of the non-cash liability was $0.4 million and $0.8 million, respectively.

The warrants issued to the Company in 2021 and 2024 are accounted for as derivative instruments and recorded within other assets on the consolidated balance sheets at fair value. The warrants were valued using the Black-Scholes valuation model as of each reporting period, including the date of issuance. Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme’s series B preferred stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. For the six months ended June 30, 2025, the royalties to MyOme were not material. As of June 30, 2025 and December 31, 2024, the Company’s carrying amount of preferred shares in MyOme was $6.6 million and $4.9 million, respectively, on its consolidated balance sheets. The fair market value of the warrants as of June 30, 2025 and December 31, 2024 was $12.7 million and $11.2 million, respectively, on the consolidated balance sheets.

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

For the three and six months ended June 30, 2025, and 2024, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2025 and December 31, 2024, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For the three months ended June 30, 2025 and 2024, approximately 14.1% and 10.3%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. For the six months ended June 30, 2025 and 2024, approximately 14.1% and 10.9%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. As of June 30, 2025 and December 31, 2024, approximately 12.5% and 11.5%, respectively, of accounts receivable are expected to be paid by Medicare on behalf of multiple customers.

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

In November 2024, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) was issued, which requires disaggregation of any relevant expense caption presented on the face of the income statement for certain expense categories. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In July 2025, ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued, which introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for fiscal years beginning after December 15, 2025. The Company is evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

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

The Company enters into contracts with insurance carriers primarily with payment terms related to tests provided to patients who have health insurance coverage. Insurance carriers are considered third-party payers on behalf of the patients, and the patients are considered the customers who receive genetic test services. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. Further, the Company sells tests to a number of domestic and international laboratory partners and identifies the laboratory partners as customers, provided that there is a test services agreement between the two parties.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within nine months, with the remaining collections generally taking an additional six months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a significant reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended June 30, 2025 and 2024, the Company increased revenue by a net of $45.3 million and $39.9 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.33 and $0.32 for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company increased revenue by a net of $79.6 million and $73.7 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.59 and $0.60 for the six months ended June 30, 2025 and 2024, respectively.

Initially, product revenue and accounts receivable are constrained by estimated future refunds to insurance carriers. This allowance is used in later quarters to offset actual refunds. During the three months ended June 30, 2025 and 2024, this allowance decreased revenue and increased net loss by $3.1 million and $3.4 million, respectively, which increased loss per share by $0.02 and $0.03, respectively. During the six months ended June 30, 2025 and 2024, this allowance decreased revenue and increased net loss by $5.8 million and $5.2 million, respectively, which increased loss per share by $0.04 for both periods.

Reserves for insurance carrier refunds due to overpayments are held as accrued liabilities until they are either paid or until it is determined that no refund will be made. When refunds are deemed unnecessary, the liability is reduced, increasing revenue. During the three months ended June 30, 2025 and 2024, these adjustments increased revenue and decreased net loss by $0.4 million and $0.6 million, respectively, decreasing loss per share by less than $0.01 and $0.01, respectively. During the six months ended June 30, 2025 and 2024, these adjustments increased revenue and decreased net loss by $0.9 million and $4.1 million, respectively, decreasing loss per share by $0.01 and $0.03, respectively.

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

The Company concluded that the license is not a distinct performance obligation as it does not have a stand-alone value to BGI Genomics apart from the related development services. Therefore, license and related development services for each of the non-invasive prenatal tests (“NIPTs”) and Oncology products, representing two separate performance obligations, to which $24.0 million of transaction consideration was allocated. This performance obligation was fully satisfied in March 2023 and no further related amounts will be recognized as revenue.

As of December 31, 2023, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the six months ended June 30, 2025, the Company recognized $0.3 million related to oncology assay interpretation services, which was recognized against deferred royalties. During the six months ended June 30, 2024, the Company recognized an additional $0.1 million related to oncology assay interpretation services, which was recognized against deferred royalties. The Company has $17.0 million and $17.3 million in deferred revenue as of June 30, 2025 and December 31, 2024, respectively.

Disaggregation of Revenues

The following table shows disaggregation of revenues by payer types:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Insurance carriers	$516,987	$384,128	$989,635	$725,156
Laboratory partners	22,169	22,254	43,001	42,530
Patients	7,444	6,969	15,795	13,406
Total revenues	$546,600	$413,351	$1,048,431	$781,092

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
United States	$537,801	$404,872	$1,030,107	$764,285
Americas, excluding U.S.	1,571	1,601	3,263	3,082
Europe, Middle East, India, Africa	5,408	5,439	11,457	10,617
Asia Pacific and Other	1,820	1,439	3,604	3,108
Total revenues	$546,600	$413,351	$1,048,431	$781,092

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at
	June 30,	December 31,
	2025	2024

	(in thousands)
Assets:
Accounts receivable, net	$309,224	$314,165
Liabilities:
Deferred revenue, current portion	$21,560	$19,754
Deferred revenue, long-term portion (1)	16,492	16,838
Total deferred revenues	$38,052	$36,592

(1)	The deferred revenue, long-term portion is included within the “Deferred revenue, long-term portion and other liabilities” line item on the consolidated balance sheets.

The following table summarizes the changes in the balance of deferred revenues during the six months ended June 30, 2025 and 2024:

	Balance at
	June 30,
	2025	2024

	(in thousands)
Beginning balance	$36,592	$35,740
Increase in deferred revenues	20,369	14,826
Revenue recognized during the period included in deferred revenues at the beginning of the period	(14,904)	(9,646)
Revenue recognized from performance obligations satisfied within the same period	(4,005)	(4,137)
Ending balance	$38,052	$36,783

During the six months ended June 30, 2025, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $14.9 million with approximately $0.4 million related to BGI Genomics and Foundation Medicine and the remaining $14.5 million related to genetic testing services. The current portion of deferred revenue includes $19.4 million from genetic testing services, and $0.5 million from BGI Genomics, and $1.7 million from Foundation Medicine as of June 30, 2025. The non-current portion of deferred revenue includes $16.5 million from BGI Genomics as of June 30, 2025.

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

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$1,000,021	$—	$—	$1,000,021	$945,587	$—	$—	$945,587
Municipal securities	—	15,975	—	15,975	—	22,689	—	22,689
Total financial assets	$1,000,021	$15,975	$—	$1,015,996	$945,587	$22,689	$—	$968,276

(1)	Cash equivalents includes money market deposits and liquid demand deposits.

Fair Value of Short-Term and Long-Term Debt:

As of June 30, 2025 and December 31, 2024, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.3 million and $80.4 million, respectively, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short-term duration and variable interest rate.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income-earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$1,000,021	$—	$—	$1,000,021	$945,587	$—	$—	$945,587
Municipal securities (1)	16,000	—	(25)	15,975	23,019	—	(330)	22,689
Total	$1,016,021	$—	$(25)	$1,015,996	$968,606	$—	$(330)	$968,276

Classified as:
Cash, cash equivalents and restricted cash (2)				1,000,021				945,587
Short-term investments				15,975				22,689
Total				$1,015,996				$968,276

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes liquid demand deposits and money market funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the six months ended June 30, 2025 and 2024, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of June 30, 2025, the Company had 3 investments in an unrealized loss position in its portfolio. Gross unrealized losses were not material as of June 30, 2025. Gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuers. Accordingly, the Company did not record a credit loss reserve as of June 30, 2025 or December 31, 2024.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of June 30, 2025, aggregated by major security type in a continuous loss position. There were no debt securities available-for-sale in an unrealized loss position for less than 12 months as of June 30, 2025.

	Total
	Fair Value	Unrealized Loss

	(in thousands)
Municipal securities	11,975	(25)
Total	$11,975	$(25)

As of June 30, 2025, the Company’s portfolio of available-for-sale securities all have remaining contractual maturities less than or equal to one year.

6. Balance Sheet Components

Allowance for Expected Credit Losses

The following is a roll-forward of the allowances for expected credit losses related to trade accounts receivable for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024

	(in thousands)
Beginning balance	$7,434	$7,252
Provision for (Reversal of) expected credit losses	411	(185)
Write-offs	(22)	(46)
Total	$7,823	$7,021

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Beginning balance	$7,259	$6,481
Provision for expected credit losses	606	744
Write-offs	(42)	(204)
Total	$7,823	$7,021

Property and Equipment, net

The Company’s property and equipment consists of the following:

		June 30,	December 31,
	Useful Life	2025	2024
		(in thousands)
Machinery and equipment	3-5 years	$139,784	$117,076
Computer equipment	3 years	3,338	3,178
Purchased and capitalized software held for internal use	3 years	14,901	13,178
Leasehold improvements	Lesser of useful life or lease term	49,146	48,569
Construction-in-process		73,706	58,461
		280,875	240,462
Less: Accumulated depreciation and amortization		(91,651)	(78,416)
Total property and equipment, net		$189,224	$162,046

The Company’s long-lived assets are located in the United States.

The Company did not incur any impairment charges during the six months ended June 30, 2025 or 2024. Depreciation expense for the six months ended June 30, 2025 and 2024 was $17.1 million and $13.3 million, respectively.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Reserves for refunds to insurance carriers	$9,700	$11,276
Accrued charges for third-party testing	17,188	12,321
Testing and laboratory materials from suppliers	12,522	7,893
Marketing and corporate affairs	16,572	16,548
Legal, audit and consulting fees	84,747	54,208
Accrued shipping charges	2,545	1,625
Sales and income tax payable	6,535	4,416
Accrued third-party service fees	8,945	9,046
Clinical trials and studies	9,604	10,097
Operating lease liabilities, current portion	13,056	10,168
Property and equipment purchases	7,581	7,098
Other accrued expenses	2,039	2,197
Total other accrued liabilities	$191,034	$146,893

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the six months ending June 30, 2025 and 2024:

	June 30,
	2025	2024

	(in thousands)
Beginning balance	$11,276	$23,245
Additional (reversals) reserves	(703)	1,065
Refunds to carriers	—	(3,095)
Reserves released to revenue	(873)	(4,750)
Ending balance	$9,700	$16,465

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

The Company has also historically entered into leases for individual workspaces and storage spaces at various locations on both a month-to-month basis without an established lease term and, more recently for certain locations, has committed to terms approximating one to five years. For facilities without a committed lease term, the Company has elected to not recognize them as right-of-use assets on the consolidated balance sheets as they are all considered short-term leases. For individual workspaces where the committed lease term exceeds one year, the Company has recorded a right-of-use asset on the consolidated balance sheets.

For the six months ended June 30, 2025, the Company had $14.3 million in noncash operating activities related to additional right-of-use assets resulting from entering into new lease agreements and extension of existing leases under ASC, Topic 842, Leases (“ASC 842”). For the six months ending June 30, 2024, the Company had $0.6 million in noncash operating activities related to additional right-of-use assets.

The operating lease right-of-use assets are classified as noncurrent assets in the consolidated balance sheets. The corresponding lease liabilities are separated into current and long-term portions as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$13,056	$10,168
Operating lease liabilities, long-term portion	102,741	96,588
Total operating lease liabilities	$115,797	$106,756

As of June 30, 2025, the weighted-average remaining lease term was 7.10 years and the weighted-average discount rate was 7.1%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months  June 30, 2025 and 2024, total lease expense of $5.0 million and $3.6 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the six months June 30, 2025 and 2024, total lease expense of $9.3 million and $7.2 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $4.8 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $9.3 million and $8.3 million for the six months ended June 30, 2025 and 2024, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of June 30, 2025 are as follows:

Operating Leases
(in thousands)
As of June 30, 2025
2025 (remaining 6 months)	$10,259
2026	21,106
2027	20,474
2028	20,423
2029	18,843
2030 and thereafter	57,527
Total future minimum lease payments	148,632
Less: imputed interest	(32,835)
Operating lease liabilities	$115,797

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

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  As of June 30, 2025 and December 31, 2024, the Company determined that the aggregate accrual for legal contingencies that are probable and reasonably estimable is approximately $40.6 million and $12.6 million, respectively. The Company is unable to predict the ultimate outcome of the matters described below and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of any such matters in excess of the amounts accrued by the Company.

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleged, in suits filed in January 2020 and May 2022, infringement by CareDx of certain of the Company’s patents, seeking unspecified damages and injunctive relief. In January 2024, after trial, the jury returned a verdict in favor of the Company, finding both asserted patents valid and one patent infringed by CareDx (the “Infringed Patent”) and awarding damages to the Company for lost profits and past royalties totaling $96.3 million. In February 2025, the Court granted CareDx’s motion for judgment as a matter of law and invalidated both asserted Natera patents, including the Infringed Patent.  The Company filed a notice of appeal to the Court of Appeals for the Federal Circuit in March 2025. Separately, in October 2024, an ex-parte re-examination petition was filed by CareDx with the United States Patent and Trademark Office (“USPTO”) challenging the validity of the Infringed Patent; but the USPTO ultimately denied the petition and upheld the challenged claims of the Infringed Patent in June 2025.

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

In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of two Natera patents (the “’035 Patent” and the “’454 Patent”) by NeoGenomics’ commercialization of the RaDaR test and seeking monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024 and was affirmed on appeal in July 2024 by the Federal Circuit Court of Appeals. NeoGenomics filed a petition with the USPTO to review the validity of the ’454 Patent, which was denied in June 2024. NeoGenomics also filed a petition with the USPTO to review the validity of the ‘035 Patent, which proceeding was terminated in October 2024. Pursuant to the terms of a partial settlement of the case, the District Court entered a permanent injunction against NeoGenomics, and it has withdrawn its RaDaR test from the market. The case remains pending with respect to an updated version of the RaDaR test and the ‘454 Patent, as well as an additional Natera patent (the “596 patent”) that was added to the case in December 2024. Neogenomics has filed an inter partes review challenging the validity of the ‘596 patent. The USPTO declined to institute a review and dismissed the challenge to the ‘596 patent. Trial is currently scheduled for October 2025.

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

The Company is involved in two lawsuits against Guardant Health, Inc. (“Guardant”). In May 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. In November 2024, after trial, the jury returned a verdict finding the Company liable for false advertising and found damages of $292.5 million. On July 28, 2025, the Court entered a final order largely upholding the jury verdict. The Company plans to appeal the final order to the Ninth Circuit Court of Appeals. In February 2025, Guardant filed suit against the Company and two of its former employees who recently joined the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation, breach of contract and related tort claims, seeking unspecified damages and injunctive relief. Concurrently with the filing of the complaint, Guardant also moved for a temporary restraining order and expedited discovery, which motions Guardant subsequently withdrew. In April 2025, Guardant voluntarily dismissed its claims against one of the employee defendants without prejudice.

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

In February 2022, two purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California. Each suit was filed by an individual patient alleging various causes of action related to the marketing of Panorama and seeking, among other relief, class certification, monetary damages, attorneys’ fees, and costs. These matters have been consolidated. The Company filed a motion to dismiss the consolidated lawsuit, which resulted in the plaintiffs filing an amended complaint in April 2023. The Company and the plaintiffs have reached a settlement of all claims. The proposed settlement has been submitted to the District Court for approval.

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

In October 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by patients alleging various causes of action relating to the Company’s preimplantation genetic test for aneuploidies. They request, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit, which was granted on August 4, 2025, and the case was dismissed without prejudice.

Indemnifications

As permitted under Delaware law, and as set forth in the Company’s Amended and Restated Certificate of Incorporation and its Amended and Restated Bylaws, the Company indemnifies its directors, executive officers, other officers, employees and other agents for certain events or occurrences that may arise while in such capacity. In addition, agreements entered into by the Company may include indemnification provisions that may subject the Company to costs and damages in the event of a claim against an indemnified third party.

The maximum potential future payments the Company could be required to make under these indemnifications is unlimited; however, the Company has insurance policies and indemnification agreements that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer or partner to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes that it is not probable that any obligations under this indemnification would be material, or in excess of any recorded accruals.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of June 30, 2025:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$23,495	December 2027
Material suppliers	80,831	December 2026
Application service providers	5,685	May 2028
Cloud platform service provider	27,430	December 2028
Other material suppliers	39,272	Various
Total	$176,713

During November 2024, the Company entered into an agreement to acquire clinical samples and data for oncology development. As of June 30, 2025, the Company has paid $14.0 million in cash, and is obligated to pay an additional $6.0 million, which is included in commitments above. An additional $50.0 million in potential payments owed to the third-party vendor, not included above, will depend on whether certain compliance approvals are obtained and commercial volume milestones are achieved.

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recorded for equity-classified awards in the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025	2024

	(in thousands)
Cost of revenues	$6,196	$4,046
Research and development	30,772	21,957
Selling, general and administrative	56,390	41,408
Total	$93,358	$67,411

	Six months ended June 30,
	2025	2024

	(in thousands)
Cost of revenues	$11,466	$7,823
Research and development	57,283	42,606
Selling, general and administrative	102,436	81,429
Total	$171,185	$131,858

Stock Options

The following table summarizes option activity for the six months ended June 30, 2025:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

	(in thousands, except for per share data)
December 31, 2024	3,875	$30.22
Options exercised	(69)	$13.01
Options forfeited/cancelled	(2)	$3.78
June 30, 2025	3,804	$30.54

Restricted Stock Units and Performance-Based Awards

The following table summarizes unvested RSU and PSU activity during the six months ended June 30, 2025:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

	(in thousands, except for per share data)
Balance at December 31, 2024	10,593	$61.28
Awards granted	3,009	$170.07
Awards vested	(3,926)	$59.65
Awards forfeited/cancelled	(178)	$81.90
Balance at June 30, 2025	9,498	$90.89

The above table of unvested RSU and PSU activity reflects unvested PSUs at 100% of their target vesting amount; however, the number of shares that are ultimately granted can be up to 200% of target, and vesting can vary from 0% to 200% of target, depending on the level of achievement of performance criteria.

The Company grants certain senior-level executives performance stock units that vest based on performance and time-based service conditions, which are referred to herein as performance-based awards.  During the six months ended June 30, 2025 and 2024, the Company granted 0.4 million and 0.8 million performance-based awards with an aggregate grant date fair value of $64.9 million and $55.0 million, respectively. Stock-based compensation for these performance-based awards milestones are assessed to be 200% of the grant value. As of June 30, 2025, the Company expects to recognize remaining stock-based compensation expense of $178.3 million over the requisite performance period for all outstanding performance-based awards, which includes up to 200% of grant date fair value based on the achievement of certain targets.

The Company has recognized total performance-based stock compensation of $29.8 million and $48.5 million for the three and six months ended June 30, 2025, respectively, which includes a $9.2 million change in estimate related to expectations for certain performance targets that increased from 100% to 200% as of June 30, 2025. The Company has recognized total performance-based stock compensation of $22.1 million and $42.8 million for the three and six months ended June 30, 2024, respectively.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral, which is classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In October 2023, the interest rate for the Credit Line was changed to the 30-day SOFR average, plus 0.5%. As of June 30, 2025, the Company has drawn down a total of $80.0 million, and there is $20.0 million remaining and available on the Credit Line. The interest rate as of June 30, 2025 was 4.82%.

For the three months ended June 30, 2025 and 2024, the Company recorded interest expense on the Credit Line of $1.0 million and $1.2 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded interest expense on the Credit Line of $2.0 million and $2.4 million, respectively. Interest payments on the Credit Line were made within the same periods. As of June 30, 2025 and December 31, 2024, the total principal amount outstanding with accrued interest was $80.3 million and $80.4 million, respectively.

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

The following tables present total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2025 and 2024:

	Three months ended
	June 30,
	2025	2024

	(in thousands)
Cash interest expense
Contractual interest expense	$—	$1,617
Non-cash interest expense
Amortization of debt discount and debt issuance cost	—	330
Total interest expense	$—	$1,947

	Six months ended June 30,
	2025	2024
	(in thousands)
Cash interest expense
Contractual interest expense	$—	$3,234
Non-cash interest expense
Amortization of debt discount and debt issuance cost	—	658
Total interest expense	$—	$3,892

11. Income Taxes

During the three months ended June 30, 2025 and 2024, the Company recorded total income tax expense of approximately $0.3 million and $0.9 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded total income tax expense of approximately $0.4 million and $1.3 million, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of June 30, 2025. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2025 and December 31, 2024, there were no accrued interest and penalties related to uncertain tax positions.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Acts. Due to the Company's expected losses and full valuation allowance, the Company does not expect the impact from this legislation to be significant to its financial statements.

12. Net Loss per Share

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2025 and 2024:

	June 30,
	2025	2024

	(in thousands)
Options to purchase common stock	3,804	4,423
Performance-based awards and restricted stock units	9,498	11,338
Employee stock purchase plan	39	41
Convertible Notes	—	7,411
Total	13,341	23,213

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

	Three months ended June 30,
	2025	2024

	(in thousands except percentages)
Revenue	$546,600	$413,351
Cost of product revenues	199,531	169,850
Cost of licensing and other revenues	465	329
Gross margin	$346,604	$243,172

Gross margin percentage	63.4%	58.8%

	Six months ended June 30,
	2025	2024

	(in thousands except percentages)
Revenue	$1,048,431	$781,092
Cost of product revenues	384,143	328,683
Cost of licensing and other revenues	917	636
Gross margin	$663,371	$451,773

Gross margin percentage	63.3%	57.8%

14. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we are applying to change disease management  worldwide. Our cell-free DNA, or cfDNA, technology combines our novel molecular assays, which reliably measure many informative regions across the genome , from samples as small as a single cell, with our statistical algorithms that incorporate data available from the broader scientific community to identify genetic variations,  covering a wide range of serious conditions with high accuracy and coverage. We aim to make personalized genetic testing and diagnostics part of the standard of care to protect health and inform earlier and more targeted interventions that help lead to longer, healthier lives.

We currently provide a comprehensive suite of products in women’s health, oncology and organ health, as well as our Constellation cloud-based platform. We generate the majority of our revenues from the sale of Panorama, our non-invasive prenatal test (“NIPT”) and Horizon, our genetic carrier screening test. In addition to Panorama, our product offerings in women’s health also include Spectrum preimplantation genetic testing, our IVF embryo screening; Anora, our test to help determine underlying reasons for occurrence of miscarriage, Vistara, our single-gene NIPT that screens for conditions that may affect quality of life, and Fetal Focus, our noninvasive prenatal test for inherited conditions. Our product offerings in organ health include Prospera, a transplant rejection assessment test that evaluates risk of rejection in kidney transplants. In oncology, in addition to Horizon, we also offer Empower, our hereditary cancer screening test, which we also plan to offer to oncologists through our oncology sales channel; and Signatera, our molecular residual disease test for oncology applications, which we commercialized as a test run in our CLIA (as defined below) laboratory and offer on a research use only basis to research laboratories and pharmaceutical companies.

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

The number of tests we accession when a sample is received, entered into our computer system, and routed for processing —is a key business metric. It is a subset of total tests processed, which also includes tests distributed through our Constellation licensees. As our laboratory partners transition to our cloud-based distribution model, accessioned tests will decrease while processed tests continue to reflect overall volume growth.

During the six months ended June 30, 2025, we processed approximately 1,708,200 tests, comprised of approximately 1,680,100 tests accessioned in our laboratory, compared to approximately 1,496,000 tests processed, comprised of approximately 1,462,800 tests accessioned in our laboratory, during the six months ended June 30, 2024. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2025 was 96%, an increase compared to 95% for the six months ended June 30, 2024. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2025 was 2%, a decrease compared to 3% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for both the six months ended June 30, 2025 and 2024 was 2%.

For the six months ended June 30, 2025, total revenues were $1,048.4 million compared to $781.1 million in the six months ended June 30, 2024. Product revenues accounted for $1,044.5 million, nearly 100% of total revenues for the six months ended June 30, 2025 compared to $776.0 million, representing 99% of total revenues for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $18.3 million, representing approximately 2% of total revenues for the six months ended June 30, 2025. For the six months ended June 30, 2024, revenues from customers outside the United States were $16.8 million, representing approximately 2% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the six months ended June 30, 2025 and 2024 was $167.9 million and $105.1 million, respectively. This included non-cash stock compensation expense of $171.2 million and $131.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $2.7 billion.

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

Entering into in-network contracts continues to be an important part of our business strategy, as we believe that in-network coverage of our tests by third-party payers is crucial to our growth and long-term success, as in-network pricing is more predictable than out-of-network pricing, enables us to develop stable, long-term relationships with third-party payers, and provides access to a larger population of covered lives. However, the negotiated fees under our contracts with third-party payers are typically lower than the list price of our tests, and in some cases, the third-party payers that we contract with have negative coverage determinations for some of our offerings, in particular Panorama for microdeletions screening. Therefore, being in network with third-party payers has in the past had, and may in the future have, an adverse impact on our revenues and gross margins. We intend to mitigate any impact by driving more business from our most profitable accounts.

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

Interest Income and Other (Expense) Income, Net

Interest income and other (expense) income, net is comprised of interest earned on our cash; realized gains and losses on investments and assets; sublease rental income; and warrant preferred shares and foreign currency remeasurement gains and losses.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$544,427	$411,364	$133,063	32.3%
Licensing and other revenues	2,173	1,987	186	9.4
Total revenues	546,600	413,351	133,249	32.2
Cost and expenses
Cost of product revenues	199,531	169,850	29,681	17.5
Cost of licensing and other revenues	465	329	136	41.3
Research and development	146,427	89,109	57,318	64.3
Selling, general and administrative	310,549	197,965	112,584	56.9
Total cost and expenses	656,972	457,253	199,719	43.7
Loss from operations	(110,372)	(43,902)	(66,470)	(151.4)
Interest expense	(1,029)	(3,127)	2,098	67.1
Interest and other income, net	10,738	10,457	281	2.7
Loss before income taxes	(100,663)	(36,572)	(64,091)	(175.2)
Income tax expense	(275)	(892)	617	69.2
Net loss	$(100,938)	$(37,464)	$(63,474)	(169.4)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the three months ended June 30, 2025 increased by $133.2 million, or 32.2%, when compared to the three months ended June 30, 2024.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended June 30, 2025, total reported units were approximately 812,900, comprised of approximately 799,900 tests reported in our laboratory. Comparatively, during the three months ended June 30, 2024, total reported units were approximately 725,200, which is comprised of approximately 709,800 tests reported in our laboratory. During the three months ended June 30, 2025 and 2024, total oncology units processed were approximately 188,800 and 125,400, respectively.

Product Revenues

During the three months ended June 30, 2025, product revenues increased by $133.1 million, or 32.3%, compared to the three months ended June 30, 2024, primarily due to continued revenue growth from increased test volumes, and average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues increased by $0.2 million, or 9.4%, during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The increase was primarily due to an increase in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended June 30, 2025, cost of product revenues increased compared to the three months ended June 30, 2024 by approximately $29.7 million, or 17.5%, primarily due to a $2.6 million increase in third-party fees, higher costs related to inventory consumption of $12.4 million driven by an increase in accessioned cases, and a $14.7 million increase in equipment and related depreciation expense, labor, overhead, shipping and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

The cost of licensing and other revenues for the three months ended June 30, 2025, slightly increased compared to the three months ended June 30, 2024, primarily due to a net increase in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the three months ended June 30, 2025, increased by $57.3 million, or 64.3%, when compared to the three months ended June 30, 2024. The increase was attributable to a $31.9 million increase in salary and related compensation expenditures, (including a $8.8 million increase in stock-based compensation expense), a $5.5 million increase in consulting expenses, a $5.7 million increase in office related expenses, a $10.1 million increase in lab and clinical trial-related expenses, and a $4.1 million net increase in travel, office, facilities, and other expenses.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $112.6 million, or 56.9%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was attributable to a $59.6 million increase in salary and related compensation expenditures (including a $14.8 million increase in stock-based compensation expense), a $20.0 million increase in consulting expenses, a $4.7 million increase in marketing expenses, a $20.2 million increase in legal related expenses, and a $8.1 million net increase in travel, facilities, office and other costs.

Interest Expense

Interest expense decreased by $2.1 million in the three months ended June 30, 2025 compared to the same period in the prior year, due to the redemption of the Convertible Notes in October 2024.

Interest and Other Income

Interest and other income for the three months ended June 30, 2025, increased $0.3 million compared to the same period in the prior year, primarily due to higher interest income driven by greater cash and investment balances.

Comparison of the six months ended June 30, 2025 and 2024

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$1,044,463	$776,036	$268,427	34.6%
Licensing and other revenues	3,968	5,056	(1,088)	(21.5)
Total revenues	1,048,431	781,092	267,339	34.2
Cost and expenses
Cost of product revenues	384,143	328,683	55,460	16.9
Cost of licensing and other revenues	917	636	281	44.2
Research and development	275,504	177,746	97,758	55.0
Selling, general and administrative	577,414	392,243	185,171	47.2
Total cost and expenses	1,237,978	899,308	338,670	37.7
Loss from operations	(189,547)	(118,216)	(71,331)	(60.3)
Interest expense	(2,034)	(6,251)	4,217	67.5
Interest and other income, net	24,155	20,724	3,431	16.6
Loss before income taxes	(167,426)	(103,743)	(63,683)	(61.4)
Income tax expense	(448)	(1,320)	872	66.1
Net loss	$(167,874)	$(105,063)	$(62,811)	(59.8)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which predominantly includes development licensing revenue and licensing of our Constellation software. Total revenues for the six months ended June 30, 2025 increased by $267.3 million, or 34.2%, when compared to the six months ended June 30, 2024.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric, as it tracks overall volume growth. During the six months ended June 30, 2025, total reported units were approximately 1,617,700, comprised of approximately 1,591,300 tests reported in our laboratory. Comparatively, during the six months ended June 30, 2024, total reported units were approximately 1,404,600, which is comprised of approximately 1,373,300 tests reported in our laboratory. During the six months ended June 30, 2025 and 2024, total oncology units processed were approximately 356,500 and 240,200, respectively.

Product Revenues

During the six months ended June 30, 2025, product revenues increased by $268.4 million, or 34.6% compared to the six months ended June 30, 2024, primarily as a result of the continued revenue growth from increased test volumes, and average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $1.1 million, or 21.5%, during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The decrease was primarily due to the termination of certain collaborative agreements.

Cost of Product Revenues

During the six months ended June 30, 2025, cost of product revenues increased compared to the six months ended June 30, 2024 by approximately $55.5 million, or 16.9%, due to a $7.8 million increase in third-party fees, higher costs related to inventory consumption of $24.0 million driven by an increase in accessioned cases, and a $23.7 million increase in shipping, equipment and related depreciation expense, labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, decreased by $0.3 million, or 44.2%, primarily due to a net decrease in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the six months ended June 30, 2025, increased by $97.8 million, or 55.0%, when compared to the six months ended June 30, 2024. The increase was attributable to an increase of $56.9 million in salary and related compensation expenditures (including a $14.7 million increase in stock-based compensation expense), an $8.8 million increase in consulting expenses, an $8.4 million increase in office related expenses, a $17.5 million increase in lab related expenses, and a $6.2 million net increase in facilities, clinical trial related, and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $185.2 million, or 47.2%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was attributable to an increase of $98.0 million in salary and related compensation expenditures (including a $20.8 million increase in stock-based compensation expense), a $28.1 million increase in consulting expenses, a $9.0 million increase in marketing expenses, an $8.2 million increase in office costs, a $5.7 million increase in vendor expenses, a $30.7 million increase in legal related expenses, and a $5.5 million increase in travel, facilities and other costs.

Interest Expense

Interest expense decreased $4.2 million, or 67.5%, in the six months ended June 30, 2025 compared to the same period in the prior year due to the redemption of the Convertible Notes in October 2024.

Interest and Other Income

Interest and other income for the six months ended June 30, 2025, increased $3.4 million compared to the same period in the prior year, primarily due to higher interest income driven by greater cash and investment balances.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the six months ended June 30, 2025, we had a net loss of $167.9 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2025, we had an accumulated deficit of $2.7 billion. As of June 30, 2025, we had $1.0 billion in cash and cash equivalents and restricted cash, $16.0 million in marketable securities, and $80.3 million of outstanding balance under the Credit Line including accrued interest. As of June 30, 2025, we had $20.0 million remaining and available on the Credit Line.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after August 7, 2025.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (or “SOFR”) average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of June 30, 2025, the total principal amount outstanding with accrued interest was $80.3 million, and $20.0 million is remaining as available under the Credit Line.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Cash provided by operating activities	$82,026	$30,991
Cash (used in) provided by investing activities	(40,712)	106,202
Cash provided by financing activities	13,120	17,510
Net change in cash, cash equivalents and restricted cash	54,434	154,703
Cash, cash equivalents and restricted cash, beginning of period	945,587	642,095
Cash, cash equivalents and restricted cash, end of period	$1,000,021	$796,798

Cash Provided by Operating Activities

Cash provided by operating activities during the six months ended June 30, 2025 was $82.0 million. The net loss of $167.9 million includes $195.7 million in non-cash charges resulting from $19.1 million of depreciation and amortization, $171.2 million of stock-based compensation expense, and $9.3 million of non-cash lease expense, offset by a $3.2 million change in fair value of warrants and preferred stock and a $0.7 million decrease in non-cash expense recovery. Operating assets had cash outflows of $11.2 million resulting from a $9.5 million increase in inventory and a $6.6 million increase in prepaid expenses and other assets, offset by a $4.9 million decrease in accounts receivable. Operating liabilities had cash inflows of $65.4 million resulting from a $7.0 million increase in accounts payable, a $25.8 million increase in accrued compensation, a $40.4 million increase in other accrued liabilities, and a $1.5 million increase in deferred revenue, offset by a $9.3 million decrease in lease liabilities.

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

Cash (Used in) Provided by Investing Activities

Cash used by investing activities for the six months ended June 30, 2025 totaled $40.7 million, comprised of $47.7 million in acquisitions of property and equipment offset by $7.0 million from proceeds of investments maturities.

Cash provided by investing activities for the six months ended June 30, 2024 totaled $106.2 million, which was comprised of $221.5 million from proceeds of investments maturities, offset by $72.8 million in new investment purchases, $32.0 million in acquisitions of property and equipment and $10.5 million in asset acquisition.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025, totaled $13.1 million which was comprised of $0.9 million from proceeds from the exercise of stock options and $12.2 million from the issuance of common stock under the employee stock purchase plan.

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

Operating leases

Our lease commitments consist of $1.7 million of payments, which will be paid over the terms of the leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases, as of June 30, 2025. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line had an interest rate of 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.3 million gross debt outstanding on our Credit Line, including principal and accrued interest as of June 30, 2025. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by approximately $0.2 million annually in relation to amounts we would expect to earn, based on our short-term investments as of June 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings. The results of such legal proceedings and claims cannot be predicted with certainty and regardless of the outcome, legal proceedings could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

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

ITEM 5         OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On June 10, 2025, Mike Brophy, our chief financial officer, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Brophy’s Rule 10b5-1 Trading Plan provides for the sale of up to 122,596 shares of common stock pursuant to the terms of the plan between February 2, 2026 and February 8, 2028.

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

NATERA, INC.

Date: August 7, 2025	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)