Form 10-Q
period 2025-09-30
Natera, Inc.
filed 2025-11-07
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 138,014,465.

Natera, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

Natera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$1,041,438	$945,587
Short-term investments	1,000	22,689
Accounts receivable, net of allowance of $8,419 and $7,259 at September 30, 2025 and December 31, 2024, respectively	286,379	314,165
Inventory	64,644	44,744
Prepaid expenses and other current assets, net	53,862	48,635
Total current assets	1,447,323	1,375,820
Property and equipment, net	206,496	162,046
Operating lease right-of-use assets	96,988	86,149
Other assets	70,675	36,720
Total assets	$1,821,482	$1,660,735
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,499	$34,922
Accrued compensation	77,439	62,114
Other accrued liabilities	215,951	146,893
Deferred revenue, current portion	21,786	19,754
Short-term debt financing	80,341	80,362
Total current liabilities	442,016	344,045
Deferred revenue, long-term portion and other liabilities	22,898	24,682
Operating lease liabilities, long-term portion	104,380	96,588
Total liabilities	569,294	465,315

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2025 and December 31, 2024; 137,533 and 132,646 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	14	12
Additional paid-in capital	4,075,641	3,763,614
Accumulated deficit	(2,823,280)	(2,567,862)
Accumulated other comprehensive loss	(187)	(344)
Total stockholders’ equity	1,252,188	1,195,420
Total liabilities and stockholders’ equity	$1,821,482	$1,660,735

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues
Product revenues	$590,197	$436,127	$1,634,660	$1,212,163
Licensing and other revenues	1,986	3,631	5,955	8,687
Total revenues	592,183	439,758	1,640,615	1,220,850
Cost and expenses
Cost of product revenues	207,253	167,657	591,397	496,340
Cost of licensing and other revenues	548	354	1,465	990
Research and development	173,412	96,931	448,917	274,677
Selling, general and administrative	308,546	214,154	885,962	606,397
Total cost and expenses	689,759	479,096	1,927,741	1,378,404
Loss from operations	(97,576)	(39,338)	(287,126)	(157,554)
Interest expense	(1,045)	(3,142)	(3,078)	(9,393)
Interest and other income, net	11,284	11,618	35,441	32,342
Loss before income taxes	(87,337)	(30,862)	(254,763)	(134,605)
Income tax expense	(207)	(730)	(655)	(2,050)
Net loss	$(87,544)	$(31,592)	$(255,418)	$(136,655)
Unrealized (loss) gain on available-for-sale securities, net of tax	100	593	157	2,320
Comprehensive loss	$(87,444)	$(30,999)	$(255,261)	$(134,335)

Net loss per share (Note 12):
Basic and diluted	$(0.64)	$(0.26)	$(1.88)	$(1.12)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	137,187	123,775	136,181	122,486

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2025	136,757	$14	$3,982,191	$(2,735,736)	$(287)	$1,246,182
Issuance of common stock upon exercise of stock options	65	—	1,935	—	—	1,935
Vesting of restricted stock units	711	—	—	—	—	—
Stock-based compensation	—	—	91,515	—	—	91,515
Unrealized gain on available-for sale securities	—	—	—	—	100	100
Net loss	—	—	—	(87,544)	—	(87,544)
Balance as of September 30, 2025	137,533	$14	$4,075,641	$(2,823,280)	$(187)	$1,252,188

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	132,646	$12	$3,763,614	$(2,567,862)	$(344)	$1,195,420
Issuance of common stock upon exercise of stock options	134	—	2,819	—	—	2,819
Issuance of common stock under the employee stock purchase plan	116	—	12,236	—	—	12,236
Issuance of common stock for bonus	228	—	32,875	—	—	32,875
Vesting of restricted stock units	4,409	2	—	—	—	2
Stock-based compensation	—	—	264,097	—	—	264,097
Unrealized gain on available-for sale securities	—	—	—	—	157	157
Net loss	—	—	—	(255,418)	—	(255,418)
Balance as of September 30, 2025	137,533	$14	$4,075,641	$(2,823,280)	$(187)	$1,252,188

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2024	123,365	$12	$3,320,365	$(2,482,499)	$(1,358)	$836,520
Issuance of common stock upon exercise of stock options	247	—	1,720	—	—	1,720
Vesting of restricted stock units	525	—	—	—	—	—
Stock-based compensation	—	—	71,284	—	—	71,284
Unrealized gain on available-for sale securities	—	—	—	—	593	593
Net loss	—	—	—	(31,592)	—	(31,592)
Balance as of September 30, 2024	124,137	$12	$3,393,369	$(2,514,091)	$(765)	$878,525

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(2,377,436)	$(3,085)	$765,327
Issuance of common stock upon exercise of stock options	1,325	—	10,368	—	—	10,368
Issuance of common stock under the employee stock purchase plan	263	—	8,862	—	—	8,862
Issuance of common stock for bonus	270	—	24,071	—	—	24,071
Vesting of restricted stock units	2,698	1	—	—	—	1
Stock-based compensation	—	—	204,231	—	—	204,231
Unrealized gain on available-for sale securities	—	—	—	—	2,320	2,320
Net loss	—	—	—	(136,655)	—	(136,655)
Balance as of September 30, 2024	124,137	$12	$3,393,369	$(2,514,091)	$(765)	$878,525

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Operating activities
Net loss	$(255,418)	$(136,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,388	23,178
Amortization of premiums and accretion of purchase discounts on investment securities	32	(633)
Stock-based compensation	261,822	202,502
Non-cash lease expense	14,751	11,169
Non-cash expense recovery	(1,084)	(80)
Amortization of debt discount and issuance cost	—	991
Change in fair value of warrants and preferred stock of related party equity investment	(3,235)	—
Foreign exchange adjustment	49	356
Non-cash interest expense	(20)	2,680
Changes in operating assets and liabilities:
Accounts receivable	27,786	(28,587)
Inventory	(19,900)	(7,965)
Operating lease right-of-use assets	88	—
Prepaid expenses and other assets	(8,982)	13,663
Accounts payable	12,346	10,841
Accrued compensation	48,200	27,265
Operating lease liabilities	(14,245)	(12,484)
Other accrued liabilities	48,197	(22,526)
Deferred revenue	1,638	(938)
Cash provided by operating activities	141,413	82,777

Investing activities
Purchases of investments	—	(122,010)
Proceeds from sale of investments	—	24,822
Proceeds from maturity of investments	22,000	307,400
Purchases of property and equipment, net	(70,117)	(48,305)
Investment in related party	—	(2,670)
Cash paid for acquisition of intangible assets	(12,500)	(10,495)
Cash (used in) provided by investing activities	(60,617)	148,742

Financing activities
Proceeds from exercise of stock options	2,819	10,368
Proceeds from the issuance of common stock under the employee stock purchase plan	12,236	8,862
Cash provided by financing activities	15,055	19,230

Net change in cash, cash equivalents and restricted cash	95,851	250,749
Cash, cash equivalents and restricted cash, beginning of period	945,587	642,095
Cash, cash equivalents and restricted cash, end of period	$1,041,438	$892,844

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,078	$6,785

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$(1,789)	$854
Acquisition of warrants and warrants receivable	$—	$9,424
Amounts accrued for acquisition of intangible assets	$17,500	$1,400
Issuance of common stock for bonuses	$32,875	$24,071
Stock-based compensation included in capitalized software development costs	$2,275	$1,729

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2025, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (filed on February 28, 2025).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025.

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $255.4 million for the nine months ended September 30, 2025 and an accumulated deficit of $2.8 billion as of September 30, 2025. As of September 30, 2025, the Company had $1.0 billion in cash, cash equivalents, and restricted cash, $1.0 million in marketable securities, and an $80.3 million outstanding balance on its Credit Line (as defined in Note 10, Debt) including accrued interest. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line, which is classified as cash, cash equivalents, and short-term investments in the condensed consolidated balance sheets. As of September 30, 2025, the Company had $20.0 million remaining and available on its Credit Line.

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

Based on the Company’s current business plan, the Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its anticipated cash requirements for at least 12 months after the date of issuance of the accompanying financial statements.

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

Available-for-sale debt securities. The amended guidance from Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus has not recorded an expected credit loss for its investment portfolio. Further, gross unrealized losses on available for sale securities were not material at September 30, 2025.

Accounts Receivable, net of allowance

Trade accounts receivable and other receivables. The allowance for expected credit losses for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 6, Balance Sheet Components, for a roll-forward of the allowance for expected credit losses related to trade accounts receivable for the three and nine months ended September 30, 2025 and 2024.

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

The Company analyzes its inventory to determine whether the composition of its inventory is obsolete or slow-moving. A write down of specifically identified unusable, or obsolete inventory in the period is recognized by considering product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$(287)	$(1,358)	$(344)	$(3,085)
Net unrealized gain on available-for-sale securities, net of tax and foreign currency translation adjustment	100	593	157	2,320
Ending balance	$(187)	$(765)	$(187)	$(765)

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

Related Party Transactions

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”) and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million which was allocated $2.2 million for preferred shares and $1.8 million for warrants. In August 2024, the Company participated in a subsequent round of the series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors and does not participate or direct the day-to-day activities of MyOme. Because MyOme is a privately-held company without readily determinable fair values, the Company elected to account for its preferred Series B share investment in MyOme using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. When indicators exist and the estimated fair value of the investment is below its carrying amount, the Company would adjust the investment to fair value. The change in carrying value, resulting from the remeasurements, would be recognized in interest and other income, net on the consolidated statements of operations. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 21.0% of the outstanding shares of MyOme on a fully dilutive basis;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of MyOme;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of MyOme; and

●	Roelof Botha, the Lead Independent Director of the Company’s board of directors, is a managing member of Sequoia Capital. Certain funds affiliated with Sequoia Capital also participated in MyOme’s series B financing.

None of the related party investments in MyOme by our executives and directors noted above were at the behest of the Company nor funded by the Company.

In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties agreed to partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company agreed to assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme's common stock at an exercise price of $0.25 per share, which is exercisable in whole or in part, commencing in February 2024, and can be converted to MyOme’s common stock upon the occurrence of MyOme’s initial public offering or a liquidation event (as such terms are defined in MyOme's certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of MyOme’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. These warrants were granted and issued by MyOme to the Company during the fourth quarter of 2024, and were exercisable in whole or in part in December 2024. However, the Company needs to perform ongoing collaboration in exchange for the warrant consideration. Accordingly, the warrants have been included within other assets and allocated between short-term and long-term liabilities on the consolidated balance sheets. The Company is amortizing the liability as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement over the life of the contract. For the three and nine months ended September 30, 2025, the amortization of the non-cash liability was $0.4 million and $1.1 million, respectively.

The warrants issued to the Company in 2021 and 2024 are accounted for as derivative instruments and recorded within other assets on the consolidated balance sheets at fair value on a recurring basis. The warrants were valued using the Black-Scholes valuation model as of each reporting period, including the date of issuance. Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme’s series B preferred stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. For the nine months ended September 30, 2025, the royalties to MyOme were not material. As of September 30, 2025 and December 31, 2024, the Company’s carrying amount of preferred shares in MyOme was $6.6 million and $4.9 million, respectively, on its consolidated balance sheets. The fair market value of the warrants as of September 30, 2025 and December 31, 2024 was $12.7 million and $11.2 million, respectively, on the consolidated balance sheets. In October 2025, the Company entered into an amendment to the Series B Preferred Stock Agreement with MyOme, which commits the Company to invest an additional $10.0 million in MyOme by January 2026.

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

For the three and nine months ended September 30, 2025, and 2024, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2025 and December 31, 2024, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For the three months ended September 30, 2025 and 2024, approximately 13.6% and 12.6%, respectively, of total revenue were paid by traditional Medicare on behalf of multiple customers. For the nine months ended September 30, 2025 and 2024, approximately 13.9% and 11.5%, respectively, of total revenue were paid by traditional Medicare on behalf of multiple customers. As of September 30, 2025 and December 31, 2024, approximately 13.6% and 11.5%, respectively, of accounts receivable are expected to be paid by traditional Medicare on behalf of multiple customers.

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

In November 2024, ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) was issued, which requires disaggregation of any relevant expense caption presented on the face of the income statement for certain expense categories. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

In September 2025, ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software was issued, which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous "development stage" model and introducing a more judgment-based approach. This ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In September 2025, ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” was issued. The new guidance excludes non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract from derivative accounting. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. These requirements may be applied prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within nine months, with the remaining collections generally taking an additional six months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a significant reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended September 30, 2025 and 2024, the Company increased revenue by a net of $55.1 million and $34.5 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.40 and $0.28 for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company increased revenue by a net of $134.7 million and $108.1 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.99 and $0.88 for the nine months ended September 30, 2025 and 2024, respectively.

Initially, product revenue and accounts receivable are constrained by estimated future refunds to insurance carriers. This allowance is used in later quarters to offset actual refunds. During the three months ended September 30, 2025 and 2024, this allowance decreased revenue and increased net loss by $2.9 million and $2.6 million, respectively, which increased loss per share by $0.02 for both periods. During the nine months ended September 30, 2025 and 2024, this allowance decreased revenue and increased net loss by $8.7 million and $7.7 million, respectively, which increased loss per share by $0.06 for both periods.

Reserves for insurance carrier refunds due to overpayments are held as accrued liabilities until they are either paid or until it is determined that no refund will be made. When refunds are deemed unnecessary, the liability is reduced, increasing revenue. During the three months ended September 30, 2025 and 2024, these adjustments increased revenue and decreased net loss by $0.2 million and $0.4 million, respectively, decreasing loss per share by less than $0.01 for both periods. During the nine months ended September 30, 2025 and 2024, these adjustments increased revenue and decreased net loss by $1.1 million and $4.4 million, respectively, decreasing loss per share by $0.01 and $0.04, respectively.

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

As of December 31, 2023, the Company's performance obligation to provide ongoing NIPT assay interpretation services was removed. Therefore, the Company now has a single remaining performance obligation related to Oncology assay interpretation services, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the nine months ended September 30, 2025, the Company recognized $0.4 million related to oncology assay interpretation services, which was recognized against deferred royalties. During the nine months ended September 30, 2024, the Company recognized $1.4 million related to oncology assay interpretation services, which was recognized against deferred royalties. The Company has $16.9 million and $17.3 million in deferred revenue related to the BGI Genomics Agreement as of September 30, 2025 and December 31, 2024, respectively.

Disaggregation of Revenues

The following table shows disaggregation of revenues by payer types:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Insurance carriers	$559,505	$405,208	$1,549,140	$1,130,364
Laboratory partners	25,098	27,622	68,099	70,152
Patients	7,580	6,928	23,376	20,334
Total revenues	$592,183	$439,758	$1,640,615	$1,220,850

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
United States	$582,371	$426,274	$1,612,479	$1,190,559
Americas, excluding U.S.	1,523	2,002	4,786	5,084
Europe, Middle East, India, Africa	6,006	7,722	17,463	18,339
Asia Pacific and Other	2,283	3,760	5,887	6,868
Total revenues	$592,183	$439,758	$1,640,615	$1,220,850

The following table summarizes the Company’s beginning and ending balances of accounts receivable and deferred revenues:

	Balance at
	September 30,	December 31,
	2025	2024

	(in thousands)
Assets:
Accounts receivable, net	$286,379	$314,165
Liabilities:
Deferred revenue, current portion	$21,786	$19,754
Deferred revenue, long-term portion (1)	16,444	16,838
Total deferred revenues	$38,230	$36,592

(1)	The deferred revenue, long-term portion is included within the “Deferred revenue, long-term portion and other liabilities” line item on the consolidated balance sheets.

The following table summarizes the changes in the balance of deferred revenues during the nine months ended ended September 30, 2025 and 2024:

	Balance at
	September 30,
	2025	2024

	(in thousands)
Beginning balance	$36,592	$35,740
Increase in deferred revenues	30,841	23,968
Revenue recognized during the period included in deferred revenues at the beginning of the period	(16,417)	(12,102)
Revenue recognized from performance obligations satisfied within the same period	(12,786)	(12,804)
Ending balance	$38,230	$34,802

During the nine months ended September 30, 2025, revenue recognized that was included in the deferred revenue balance at the beginning of the period totaled $16.4 million with approximately $0.4 million related to BGI Genomics and Foundation Medicine and the remaining $16.0 million related to genetic testing services. The current portion of deferred revenue includes $19.6 million from genetic testing services, and $0.5 million from BGI Genomics, and $1.7 million from Foundation Medicine as of September 30, 2025. The non-current portion of deferred revenue includes $16.4 million from BGI Genomics as of September 30, 2025.

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

The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$1,041,438	$—	$—	$1,041,438	$945,587	$—	$—	$945,587
Municipal securities	—	1,000	—	1,000	—	22,689	—	22,689
Total financial assets	$1,041,438	$1,000	$—	$1,042,438	$945,587	$22,689	$—	$968,276

(1)	Cash equivalents includes money market deposits and liquid demand deposits.

Fair Value of Short-Term and Long-Term Debt:

As of September 30, 2025 and December 31, 2024, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.3 million and $80.4 million, respectively, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short-term duration and variable interest rate.

5. Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income-earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$1,041,438	$—	$—	$1,041,438	$945,587	$—	$—	$945,587
Municipal securities (1)	1,000	—	—	1,000	23,019	—	(330)	22,689
Total	$1,042,438	$—	$—	$1,042,438	$968,606	$—	$(330)	$968,276

Classified as:
Cash, cash equivalents and restricted cash (2)				1,041,438				945,587
Short-term investments				1,000				22,689
Total				$1,042,438				$968,276

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes liquid demand deposits and money market funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the nine months ended September 30, 2025, the Company did not sell any investments. During the nine months ended September 30, 2024, the Company sold one investment, which resulted in an immaterial gain. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of September 30, 2025, the Company did not have any investments in an unrealized loss position in its portfolio. Gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuers. Accordingly, the Company did not record a credit loss reserve as of September 30, 2025 or December 31, 2024.

As of September 30, 2025, the Company’s portfolio of available-for-sale securities all have remaining contractual maturities less than or equal to one year.

6. Balance Sheet Components

Allowance for Expected Credit Losses

The following is a roll-forward of the allowances for expected credit losses related to trade accounts receivable for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024

	(in thousands)
Beginning balance	$7,823	$7,021
Provision for (Reversal of) expected credit losses	626	(536)
Write-offs	(30)	(233)
Total	$8,419	$6,252

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Beginning balance	$7,259	$6,481
Provision for expected credit losses	1,232	208
Write-offs	(72)	(437)
Total	$8,419	$6,252

Property and Equipment, net

The Company’s property and equipment consists of the following:

		September 30,	December 31,
	Useful Life	2025	2024
		(in thousands)
Machinery and equipment	3-5 years	$153,483	$117,076
Computer equipment	3 years	3,439	3,178
Purchased and capitalized software held for internal use	3 years	17,574	13,178
Leasehold improvements	Lesser of useful life or lease term	49,232	48,569
Construction-in-process		83,658	58,461
		307,386	240,462
Less: Accumulated depreciation and amortization		(100,890)	(78,416)
Total property and equipment, net		$206,496	$162,046

The Company’s long-lived assets are located in the United States.

The Company did not incur any impairment charges during the nine months ended September 30, 2025 or 2024. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $26.4 million and $19.9 million, respectively.

Other Assets

In the third quarter of 2025, the Company entered into a binding agreement with a third-party to obtain a non-exclusive, fully paid-up license to specified intangible assets. The $30.0 million license has been recorded within Other assets on the condensed consolidated balance sheet.

The intangible asset is being amortized on a straight-line basis over an estimated 6.5 years useful life and will be evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

As of September 30, 2025, the Company has paid $12.5 million related to this license. The remaining balance is expected to be paid in accordance with the terms of the agreement.

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Reserves for refunds to insurance carriers	$10,113	$11,276
Accrued charges for third-party testing	13,590	12,321
Testing and laboratory materials from suppliers	13,345	7,893
Marketing and corporate affairs	22,298	16,548
Legal, audit and consulting fees	83,687	54,208
Accrued for acquisition of intangible assets	17,500	—
Accrued shipping charges	930	1,625
Sales and income tax payable	7,158	4,416
Accrued third-party service fees	9,833	9,046
Clinical trials and studies	15,072	10,097
Operating lease liabilities, current portion	14,006	10,168
Property and equipment purchases	6,313	7,098
Other accrued expenses	2,106	2,197
Total other accrued liabilities	$215,951	$146,893

The following table summarizes the reserve balance and activities for refunds to insurance carriers for the nine months ending September 30, 2025 and 2024:

	September 30,
	2025	2024

	(in thousands)
Beginning balance	$11,276	$23,245
Additional (reversals) reserves	(107)	1,506
Refunds to carriers	—	(3,095)
Reserves released to revenue	(1,056)	(5,878)
Ending balance	$10,113	$15,778

7. Leases

Operating Leases

In September 2015, the Company entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The original lease term was 132 months beginning in December 2015 and expiring in November 2026, with monthly payments beginning in December 2016. In December 2021, the Company entered into an amendment of the Austin lease agreement, which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces (the “First Expansion Premises” and the “Second Expansion Premises”). The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commenced in September 2022. The terms of the First and Second Expansion Premises expire in March 2033. In March 2025, the Company entered into a lease agreement for additional premises of approximately 57,100 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.9 million. In August 2025, the Company entered into a lease agreement for additional premises of approximately 45,800 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.7 million.

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

For the nine months ended September 30, 2025, the Company had $19.8 million in noncash operating activities related to additional right-of-use assets resulting from entering into new lease agreements and extension of existing leases under ASC, Topic 842, Leases (“ASC 842”). For the nine months ending September 30, 2024, the Company had $38.2 million in noncash operating activities related to additional right-of-use assets.

The operating lease right-of-use assets are classified as noncurrent assets in the consolidated balance sheets. The corresponding lease liabilities are separated into current and long-term portions as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$14,006	$10,168
Operating lease liabilities, long-term portion	104,380	96,588
Total operating lease liabilities	$118,386	$106,756

As of September 30, 2025, the weighted-average remaining lease term was 6.86 years and the weighted-average discount rate was 7.0%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months ended September 30, 2025 and 2024, total lease expense of $5.5 million and $4.0 million was recognized in the condensed statements of operations and comprehensive loss, respectively. For the nine months ended September 30, 2025 and 2024, total lease expense of $14.8 million and $11.2 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for settlement of operating lease liabilities totaled $4.9 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $14.2 million and $12.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of September 30, 2025 are as follows:

Operating Leases
(in thousands)
As of September 30, 2025
2025 (remaining 3 months)	$5,267
2026	22,152
2027	21,636
2028	21,479
2029	19,770
2030 and thereafter	60,277
Total future minimum lease payments	150,581
Less: imputed interest	(32,195)
Operating lease liabilities	$118,386

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

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  As of September 30, 2025 and December 31, 2024, the Company determined that the aggregate accrual for legal contingencies that are probable and reasonably estimable is approximately $40.8 million and $12.6 million, respectively. The Company is unable to predict the ultimate outcome of the matters described below and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of any such matters in excess of the amounts accrued by the Company.

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

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. Following a jury trial in May 2023 and a bench trial in June 2023, all three asserted patents were found to be valid and infringed by ArcherDX and Invitae, and the jury awarded damages totaling $19.4 million to the Company. In November 2023, the Court granted in part the Company’s motion for a permanent injunction against the PCM test, which the defendants have appealed. In February 2024, Invitae and ArcherDX filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of New Jersey, resulting in an automatic bankruptcy stay in the case. The stay was lifted, and post-trial proceedings resumed, in November 2024. Defendants’ interim appeals remain stayed pending the Court’s final resolution of the post-trial motions.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents and seeking monetary damages and injunctive relief. In January 2024, after trial, the jury returned a verdict of non-willful infringement by the Company and found damages of $57.0 million. Judgment has not been entered by the Court. The Company intends to appeal certain of the rulings. In addition, various parties, including the Company, have filed petitions challenging the validity of the asserted patents with the United States Patent and Trademark Office, all of which were instituted for review, and some of which were decided in favor of upholding the challenged claims. The petitions filed by the Company and certain others remain pending.

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

The Company is the subject of lawsuits filed against it by Invitae in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. The parties have filed cross-motions for summary judgment, which motions are currently pending before the Court. In February 2024, as a result of Invitae’s voluntary Chapter 11 petition described above, the Court continued the trial to September 2025. Labcorp Holdings Inc. (“LabCorp”) acquired the patents at issue in this case and substituted in as the plaintiff. In September 2025, the Company and LabCorp settled the case.

The Company filed suits against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware in January 2021 and December 2022, alleging that certain of Inivata’s oncology products infringe certain of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The two suits have been consolidated. In March 2024, the Court stayed the case in light of the Company’s case against NeoGenomics Laboratories, Inc. (“NeoGenomics”), which acquired Inivata in 2021, discussed below. In October 2025, the Company voluntarily dismissed the December 2022 suit without prejudice. The January 2021 suit remains pending.

In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of two Natera patents (the “’035 Patent” and the “’454 Patent”) by NeoGenomics’ commercialization of the RaDaR test and seeking monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024 and was affirmed on appeal in July 2024 by the Federal Circuit Court of Appeals. NeoGenomics filed a petition with the USPTO to review the validity of the ’454 Patent, which was denied in June 2024. NeoGenomics also filed a petition with the USPTO to review the validity of the ‘035 Patent, which proceeding was terminated in October 2024. Pursuant to the terms of a partial settlement of the case, the District Court entered a permanent injunction against NeoGenomics, and it has withdrawn its RaDaR test from the market. The case remains pending with respect to an updated version of the RaDaR test and the ‘454 Patent, as well as an additional Natera patent (the “596 patent”) that was added to the case in December 2024. On August 28, 2025, the Court granted summary judgment of invalidity of the ‘454 Patent and the ‘596 Patent. On September 29, 2025, final judgment in favor of NeoGenomics was entered. The Company is reviewing the district court’s decision and evaluating potential next steps. Neogenomics has filed an inter partes review challenging the validity of the ‘596 patent. The USPTO declined to institute a review and dismissed the challenge to the ‘596 patent.

Other Litigation Matters.

CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. The Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that the Company was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. In July 2023, the Court granted in part the Company’s motion for judgment as a matter of law requesting that the Court set aside the portions of the jury verdict adverse to the Company, ruling that CareDx is not entitled to any damages. The jury verdict of false advertising by CareDx remains in place.  The Third Circuit affirmed the District Court’s ruling that CareDx is not entitled to any damages. CareDx petitioned for rehearing en banc, which was denied.

The Company is involved in two lawsuits against Guardant Health, Inc. (“Guardant”). In May 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. In November 2024, after trial, the jury returned a verdict finding the Company liable for false advertising and found damages of $292.5 million. On July 28, 2025, the Court entered a final order regarding the parties’ post-trial motions, which largely upheld the jury verdict. The Court has not issued a final judgment at this time. The Company plans to appeal the final judgment to the Ninth Circuit Court of Appeals. In February 2025, Guardant filed suit against the Company and two of its former employees who recently joined the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation, breach of contract and related tort claims, seeking unspecified damages and injunctive relief. Concurrently with the filing of the complaint, Guardant also moved for a temporary restraining order and expedited discovery, which motions Guardant subsequently withdrew. In April 2025, Guardant voluntarily dismissed its claims against the Company and the employee defendants without prejudice.

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

In October 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by patients alleging various causes of action relating to the Company’s preimplantation genetic test for aneuploidies. They request, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit, which was granted on August 4, 2025, and the case was dismissed without prejudice. In August 2025, the Plaintiffs filed an Amended Complaint.

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

Contractual Commitments

The following table sets forth the material contractual commitments as of September 30, 2025:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$21,157	December 2027
Material suppliers	61,505	December 2026
Application service providers	7,329	May 2028
Cloud platform service provider	28,431	December 2028
Other material suppliers	39,752	Various
Total	$158,174

During November 2024, the Company entered into an agreement to acquire clinical samples and data for oncology development. As of September 30, 2025, the Company has paid $14.0 million in cash, and is obligated to pay an additional $6.0 million, which is included in commitments above. An additional $50.0 million in potential payments owed to the third-party vendor, not included above, will depend on whether certain compliance approvals are obtained and commercial volume milestones are achieved.

9. Stock-Based Compensation

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recorded for equity-classified awards in the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025	2024

	(in thousands)
Cost of revenues	$6,158	$4,174
Research and development	30,797	22,549
Selling, general and administrative	53,682	43,921
Total	$90,637	$70,644

	Nine months ended September 30,
	2025	2024

	(in thousands)
Cost of revenues	$17,623	$11,997
Research and development	88,080	65,155
Selling, general and administrative	156,119	125,350
Total	$261,822	$202,502

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2025:

		Weighted-
	Number of	Average
	Shares	Exercise
	Outstanding	Price

	(in thousands, except for per share data)
December 31, 2024	3,875	$30.22
Options exercised	(134)	$21.26
Options forfeited/cancelled	(2)	$3.78
September 30, 2025	3,739	$30.55

Restricted Stock Units and Performance-Based Awards

The following table summarizes unvested RSU and PSU activity during the nine months ended September 30, 2025:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

	(in thousands, except for per share data)
Balance at December 31, 2024	10,593	$61.28
Awards granted	3,280	$169.06
Awards vested	(4,637)	$60.46
Awards forfeited/cancelled	(343)	$85.77
Balance at September 30, 2025	8,893	$94.92

The above table of unvested RSU and PSU activity reflects unvested PSUs at 100% of their target vesting amount; however, the number of shares that are ultimately issued can be up to 200% of target, and vesting can vary from 0% to 200% of target, depending on the level of achievement of performance criteria.

The Company grants certain senior-level executives performance stock units that vest based on performance and time-based service conditions, which are referred to herein as performance-based awards.  During the nine months ended September 30, 2025 and 2024, the Company granted 0.4 million and 0.8 million performance-based awards with an aggregate grant date fair value of $64.9 million and $55.0 million, respectively. Stock-based compensation for these performance-based awards milestones are assessed to be 200% of the grant value. As of September 30, 2025, the Company expects to recognize remaining stock-based compensation expense of $151.9 million over the requisite performance period for all outstanding performance-based awards, which includes up to 200% of grant date fair value based on the achievement of certain targets.

The Company has recognized total performance-based stock compensation of $25.5 million and $74.0 million for the three and nine months ended September 30, 2025, respectively. The Company has recognized total performance-based stock compensation of $23.7 million and $66.5 million for the three and nine months ended September 30, 2024, respectively.

10. Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral, which is classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In October 2023, the interest rate for the Credit Line was changed to the 30-day SOFR average, plus 0.5%. As of September 30, 2025, the Company has drawn down a total of $80.0 million, and there is $20.0 million remaining and available on the Credit Line. The interest rate as of September 30, 2025 was 4.81%.

For the three months ended September 30, 2025 and 2024, the Company recorded interest expense on the Credit Line of $1.0 million and $1.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded interest expense on the Credit Line of $3.1 million and $3.6 million, respectively. Interest payments on the Credit Line were made within the same periods. As of September 30, 2025 and December 31, 2024, the total principal amount outstanding with accrued interest was $80.3 million and $80.4 million, respectively.

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

The following tables present total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2025 and 2024:

	Three months ended
	September 30,
	2025	2024

	(in thousands)
Cash interest expense
Contractual interest expense	$—	$1,618
Non-cash interest expense
Amortization of debt discount and debt issuance cost	—	333
Total interest expense	$—	$1,951

	Nine months ended September 30,
	2025	2024
	(in thousands)
Cash interest expense
Contractual interest expense	$—	$4,852
Non-cash interest expense
Contractual interest expense	—	991
Total interest expense	$—	$5,843

11. Income Taxes

During the three months ended September 30, 2025 and 2024, the Company recorded total income tax expense of approximately $0.2 million and $0.7 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded total income tax expense of approximately $0.7 million and $2.1 million, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a full valuation allowance as of September 30, 2025. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2025 and December 31, 2024, there were no accrued interest and penalties related to uncertain tax positions.

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

12. Net Loss per Share

The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2025 and 2024:

	September 30,
	2025	2024

	(in thousands)
Options to purchase common stock	3,739	4,176
Performance-based awards and restricted stock units	8,893	10,856
Employee stock purchase plan	88	93
Convertible Notes	—	7,411
Total	12,720	22,536

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

	Three months ended September 30,
	2025	2024

	(in thousands except percentages)
Revenue	$592,183	$439,758
Cost of product revenues	207,253	167,657
Cost of licensing and other revenues	548	354
Gross margin	$384,382	$271,747

Gross margin percentage	64.9%	61.8%

	Nine months ended September 30,
	2025	2024

	(in thousands except percentages)
Revenue	$1,640,615	$1,220,850
Cost of product revenues	591,397	496,340
Cost of licensing and other revenues	1,465	990
Gross margin	$1,047,753	$723,520

Gross margin percentage	63.9%	59.3%

14. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we are applying to change disease management worldwide. Our cell-free DNA, or cfDNA, technology combines our novel molecular assays, which reliably measure many informative regions across the genome, from samples as small as a single cell, with our statistical algorithms that incorporate data available from the broader scientific community to identify genetic variations,  covering a wide range of serious conditions with high accuracy and coverage. We aim to make personalized genetic testing and diagnostics part of the standard of care to protect health and inform earlier and more targeted interventions that help lead to longer, healthier lives.

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

During the nine months ended September 30, 2025, we processed approximately 2,601,900 tests, comprised of approximately 2,559,800 tests accessioned in our laboratory, compared to approximately 2,271,800 tests processed, comprised of approximately 2,223,500 tests accessioned in our laboratory, during the nine months ended September 30, 2024. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratory as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2025 was 96%, an increase compared to 94% for the nine months ended September 30, 2024. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2025 was 2%, a decrease compared to 3% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the nine months ended September 30, 2025 and 2024 was 2% and 3%, respectively.

For the nine months ended September 30, 2025, total revenues were $1,640.6 million compared to $1,220.9 million in the nine months ended September 30, 2024. Product revenues accounted for $1,634.7 million, nearly 100% of total revenues for the nine months ended September 30, 2025 compared to $1212.2 million, representing 99% of total revenues for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $28.1 million, representing approximately 2% of total revenues for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, revenues from customers outside the United States were $30.3 million, representing approximately 3% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net loss for the nine months ended September 30, 2025 and 2024 was $255.4 million and $136.7 million, respectively. This included non-cash stock compensation expense of $261.8 million and $202.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $2.8 billion.

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

In November 2024, ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) was issued which requires disaggregation of any relevant expense caption presented on the face of the income statement for certain expense categories. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the guidance on our consolidated financial statements.

In July 2025, ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued, which introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for fiscal years beginning after December 15, 2025. We are currently evaluating the impact the adoption of the guidance will have on our consolidated financial statements.

In September 2025, ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software was issued, which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous "development stage" model and introducing a more judgment-based approach. This ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact the guidance will have on our consolidated financial statements.

In September 2025, ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” was issued. The new guidance excludes non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract from derivative accounting. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. These requirements may be applied prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is permitted. We are currently evaluating the impact the guidance will have on our consolidated financial statements.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$590,197	$436,127	$154,070	35.3%
Licensing and other revenues	1,986	3,631	(1,645)	(45.3)
Total revenues	592,183	439,758	152,425	34.7
Cost and expenses
Cost of product revenues	207,253	167,657	39,596	23.6
Cost of licensing and other revenues	548	354	194	54.8
Research and development	173,412	96,931	76,481	78.9
Selling, general and administrative	308,546	214,154	94,392	44.1
Total cost and expenses	689,759	479,096	210,663	44.0
Loss from operations	(97,576)	(39,338)	(58,238)	(148.0)
Interest expense	(1,045)	(3,142)	2,097	66.7
Interest and other income, net	11,284	11,618	(334)	(2.9)
Loss before income taxes	(87,337)	(30,862)	(56,475)	(183.0)
Income tax expense	(207)	(730)	523	71.6
Net loss	$(87,544)	$(31,592)	$(55,952)	(177.1)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the three months ended September 30, 2025 increased by $152.4 million, or 34.7%, when compared to the three months ended September 30, 2024.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended September 30, 2025, total reported units were approximately 832,900, comprised of approximately 819,900 tests reported in our laboratory. Comparatively, during the three months ended September 30, 2024, total reported units were approximately 750,100, which is comprised of approximately 735,900 tests reported in our laboratory. During the three months ended September 30, 2025 and 2024, total oncology units processed were approximately 211,000 and 137,100, respectively.

Product Revenues

During the three months ended September 30, 2025, product revenues increased by $154.1 million, or 35.3%, compared to the three months ended September 30, 2024, primarily due to continued revenue growth from increased test volumes, and average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $1.6 million, or 45.3%, during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended September 30, 2025, cost of product revenues increased compared to the three months ended September 30, 2024 by approximately $39.6 million, or 23.6%, primarily due to a $9.2 million increase in third-party fees, higher costs related to inventory consumption of $14.9 million driven by an increase in accessioned cases, and a $15.5 million increase in equipment and related depreciation expense, labor, overhead, shipping and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

The cost of licensing and other revenues for the three months ended September 30, 2025, slightly increased compared to the three months ended September 30, 2024, primarily due to a net increase in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the three months ended September 30, 2025, increased by $76.5 million, or 78.9%, when compared to the three months ended September 30, 2024. The increase was attributable to a $35.1 million increase in salary and related compensation expenditures, (including a $8.5 million increase in stock-based compensation expense), a $27.8 million increase in lab and clinical trial-related expenses, a $6.9 million increase in consulting expenses, a $4.5 million increase in office related expenses, and a $2.2 million net increase in travel, facilities, and other expenses.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $94.4 million, or 44.1%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was attributable to a $58.4 million increase in salary and related compensation expenditures (including a $9.8 million increase in stock-based compensation expense), a $10.0 million increase in consulting expenses, a $11.4 million increase in marketing expenses, a $5.1 million increase in legal related expenses, and a $9.5 million net increase in travel, facilities, office and other costs.

Interest Expense

Interest expense decreased by $2.1 million in the three months ended September 30, 2025 compared to the same period in the prior year, due to the redemption of the Convertible Notes in October 2024.

Interest and Other Income

Interest and other income for the three months ended September 30, 2025, decreased $0.3 million compared to the same period in the prior year, primarily due to lower interest income driven by lower interest rates.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent

	(in thousands except percentage)
Revenues
Product revenues	$1,634,660	$1,212,163	$422,497	34.9%
Licensing and other revenues	5,955	8,687	(2,732)	(31.4)
Total revenues	1,640,615	1,220,850	419,765	34.4
Cost and expenses
Cost of product revenues	591,397	496,340	95,057	19.2
Cost of licensing and other revenues	1,465	990	475	48.0
Research and development	448,917	274,677	174,240	63.4
Selling, general and administrative	885,962	606,397	279,565	46.1
Total cost and expenses	1,927,741	1,378,404	549,337	39.9
Loss from operations	(287,126)	(157,554)	(129,572)	(82.2)
Interest expense	(3,078)	(9,393)	6,315	67.2
Interest and other income, net	35,441	32,342	3,099	9.6
Loss before income taxes	(254,763)	(134,605)	(120,158)	(89.3)
Income tax expense	(655)	(2,050)	1,395	68.0
Net loss	$(255,418)	$(136,655)	$(118,763)	(86.9)%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which predominantly includes development licensing revenue and licensing of our Constellation software. Total revenues for the nine months ended September 30, 2025 increased by $419.8 million, or 34.4%, when compared to the nine months ended September 30, 2024.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric, as it tracks overall volume growth. During the nine months ended September 30, 2025, total reported units were approximately 2,450,100, comprised of approximately 2,410,600 tests reported in our laboratory. Comparatively, during the nine months ended September 30, 2024, total reported units were approximately 2,154,700, which is comprised of approximately 2,109,200 tests reported in our laboratory. During the nine months ended September 30, 2025 and 2024, total oncology units processed were approximately 567,500 and 377,400, respectively.

Product Revenues

During the nine months ended September 30, 2025, product revenues increased by $422.5 million, or 34.9% compared to the nine months ended September 30, 2024, primarily as a result of the continued revenue growth from increased test volumes, and average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $2.7 million, or 31.4%, during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The decrease was primarily due to the termination of certain collaborative agreements.

Cost of Product Revenues

During the nine months ended September 30, 2025, cost of product revenues increased compared to the nine months ended September 30, 2024 by approximately $95.1 million, or 19.2%, due to a $17.0 million increase in third-party fees, higher costs related to inventory consumption of $38.9 million driven by an increase in accessioned cases, and a $39.2 million increase in shipping, equipment and related depreciation expense, labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, increased by $0.5 million, or 48.0%, primarily due to a net increase in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the nine months ended September 30, 2025, increased by $174.2 million, or 63.4%, when compared to the nine months ended September 30, 2024. The increase was attributable to an increase of $92.0 million in salary and related compensation expenditures (including a $23.4 million increase in stock-based compensation expense), a $15.7 million increase in consulting expenses, a $12.9 million increase in office related expenses, a $45.3 million increase in lab related and clinical trial expenses, a $4.8 million net increase in facilities related expenses and a $3.5 million increase in travel and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $279.6 million, or 46.1%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to an increase of $156.4 million in salary and related compensation expenditures (including a $30.6 million increase in stock-based compensation expense), a $38.1 million increase in consulting expenses, a $20.4 million increase in marketing expenses, a $5.9 million increase in travel related costs, a $11.5 million increase in office costs, a $6.9 million increase in vendor expenses, a $35.8 million increase in legal related expenses, and a $4.6 million increase in facilities and other costs.

Interest Expense

Interest expense decreased $6.3 million, or 67.2%, in the nine months ended September 30, 2025 compared to the same period in the prior year due to the redemption of the Convertible Notes in October 2024.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2025, increased $3.1 million compared to the same period in the prior year, primarily due to higher interest income driven by greater cash and investment balances.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the nine months ended September 30, 2025, we had a net loss of $255.4 million, and we expect to continue to incur losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2025, we had an accumulated deficit of $2.8 billion. As of September 30, 2025, we had $1.0 billion in cash and cash equivalents and restricted cash, $1.0 million in marketable securities, and $80.3 million of outstanding balance under the Credit Line, including accrued interest. As of September 30, 2025, we had $20.0 million remaining and available on the Credit Line.

While we have introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, we have funded the portion of operating costs that exceeds revenues through a combination of equity issuances, debt, and other financings. We expect to develop and commercialize future products and continue to invest in the growth of our business, and consequently, we will need to generate additional revenues to achieve future profitability and may need to raise additional equity or incur additional debt. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and require significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development and commercialization of our products and significantly scale back our business and operations.

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

Based on our current business plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after the date of issuance of the accompanying financial statements.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate (or “SOFR”) average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of September 30, 2025, the total principal amount outstanding with accrued interest was $80.3 million, and $20.0 million is remaining as available under the Credit Line.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Cash provided by operating activities	$141,413	$82,777
Cash (used in) provided by investing activities	(60,617)	148,742
Cash provided by financing activities	15,055	19,230
Net change in cash, cash equivalents and restricted cash	95,851	250,749
Cash, cash equivalents and restricted cash, beginning of period	945,587	642,095
Cash, cash equivalents and restricted cash, end of period	$1,041,438	$892,844

Cash Provided by Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2025 was $141.4 million. The net loss of $255.4 million includes $301.7 million in non-cash charges resulting from $29.4 million of depreciation and amortization, $261.8 million of stock-based compensation expense, and $14.8 million of non-cash lease expense, offset by a $3.2 million change in fair value of warrants and preferred stock and a $1.1 million decrease in non-cash expense recovery. Operating assets had cash outflows of $1.0 million resulting from a $19.9 million increase in inventory and a $9.0 million increase in prepaid expenses and other assets, offset by a $27.8 million decrease in accounts receivable and a $0.1 million decrease in operating lease right-of-use assets. Operating liabilities had cash inflows of $96.1 million resulting from a $12.3 million increase in accounts payable, a $48.2 million increase in accrued compensation, a $48.2 million increase in other accrued liabilities, and a $1.6 million increase in deferred revenue, offset by a $14.2 million decrease in lease liabilities.

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

Cash (Used in) Provided by Investing Activities

Cash used by investing activities for the nine months ended September 30, 2025 totaled $60.6 million, comprised of $70.1 million in acquisitions of property and equipment and $12.5 million in acquisition of intangible assets offset by $22.0 million from proceeds of investments maturities.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025, totaled $15.1 million which was comprised of $2.9 million from proceeds from the exercise of stock options and $12.2 million from the issuance of common stock under the employee stock purchase plan.

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

Operating leases

Our lease commitments consist of $0.6 million of payments, which will be paid over the terms of the leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases, as of September 30, 2025. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.3 million gross debt outstanding on our Credit Line, including principal and accrued interest as of September 30, 2025. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. An incremental change in the investment yield of 100 basis points would increase our annual interest income by an insignificant amount based on our short-term investments as of September 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5         OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On August 20, 2025, Roy Baynes, a member of the Company’s board of directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Baynes’ Rule 10b5-1 Trading Plan provides for the exercise of 12,780 stock options and sale of underlying shares of common stock pursuant to the terms of the plan, between November 19, 2025 and August 31, 2027.

On September 10, 2025, Mike Brophy, our chief financial officer, amended a Rule 10b5-1 Trading Plan to provide for the potential sale of up to 128,846 shares of our common stock pursuant to the terms of the plan between February 2, 2026 and February 8, 2028. A significant portion of the shares subject to the plan would not be sold unless the Company achieves specified performance targets.

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

NATERA, INC.

Date: November 6, 2025	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)