Form 10-K
period 2025-12-31
Natera, Inc.
filed 2026-02-27
CIK 1604821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21.83 billion based on the last reported sale price of $168.94 per share as reported on the Nasdaq Global Select Market on June 30, 2025, the last trading day of the most recently completed second fiscal quarter.

As of February 20, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 141,731,250.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2026. The proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Natera, Inc.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this report. Forward-looking statements include information concerning our future results of operations and financial position, strategy and plans, and our expectations for future operations. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

These forward-looking statements include, but are not limited to, statements concerning the following:

●	our expectations regarding revenue, expenses and other operating results;
●	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Signatera, Panorama, and Horizon;
●	our ability to increase demand and reimbursement for our tests;
●	our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our Single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
●	our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
●	our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
●	our efforts to successfully develop and commercialize, or enhance, our products;
●	our ability to comply with federal, state, and foreign regulatory requirements, programs and policies, our expectations regarding the potential impact of governmental regulations on our business and operations, and our ability to successfully operate our business in response to changes in such requirements, programs, policies and regulations;
●	our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	the effect of improvements in our cost of goods sold;
●	our estimates of the total addressable markets for our current and potential product offerings;
●	our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
●	the effect of changes in the way we account for our revenue;
●	the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
●	our ability to successfully compete in the markets we serve;

●	our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
●	our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
●	our expectations of the rate of adoption of our current or future tests by laboratories, clinics, clinicians, payers, and patients;
●	our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;
●	our reliance on our partners to market and offer our tests in the United States and in international markets;
●	our expectations regarding acquisitions, dispositions and other strategic transactions and our ability to successfully integrate Foresight Diagnostics, Inc. into our business operations;
●	our ability to control our operating expenses and fund our working capital requirements;
●	the factors that may impact our financial results, including our revenue recognition assumptions and estimates; and
●	anticipated trends and challenges in our business and the markets in which we operate.

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

SUMMARY OF RISK FACTORS

The below is a summary of principal risks to our business and risks associated with ownership of our stock. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	if we are unable to successfully grow revenues for our products or services, and if our efforts to further increase the use and adoption of our products or to develop new products and services in the future do not succeed, our business will be harmed;
●	we have incurred net losses since our inception, and we anticipate that we will continue to incur losses for the near future, which could harm our future business prospects;
●	we have incurred indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, which may adversely affect our operations and financial results;
●	our quarterly results may fluctuate from period to period, which could adversely impact the value of our common stock;
●	competition in our industry is intense, and if we are unable to compete successfully with respect to our current or future products or services, we may be unable to increase or sustain our revenues or achieve profitability;
●	our estimates of total addressable market opportunities and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates;
●	if we are unable to expand, maintain or obtain third-party payer coverage and reimbursement for Signatera, Panorama, Horizon and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected;

●	if our sales, distribution, development or other partnerships are not successful and we are not able to offset the resulting impact through our own efforts or through agreements with new partners, our commercialization activities may be impaired and our financial results could be adversely affected;
●	litigation or other proceedings resulting from either third party claims of intellectual property infringement, or asserting infringement by third parties of our technology, is costly, time consuming, and could limit our ability to commercialize our products or services;
●	we rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers;
●	we may be subject to increased compliance risks as a result of our rapid growth, including our dependence on our sales, marketing and billing efforts;
●	we may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources;
●	our revenues may be adversely impacted if third party payers withdraw coverage or provide lower levels of reimbursement due to changing policies, billing complexities or other factors;
●	if the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval, and incur costs associated with complying with post-market controls; and
●	recent macroeconomic pressures resulting from ongoing geopolitical or other matters may have an adverse impact on our business, financial results and prospects.

As used in this Annual Report on Form 10-K, the terms “Natera,” “Registrant,” “Company,” “we,” “us,” and “our” mean Natera, Inc. and its subsidiaries unless the context indicates otherwise.

PART I

Item 1.BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we are applying to change disease management worldwide. Our cell-free DNA, or cfDNA, technology combines our novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with our statistical algorithms that incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. We aim to make personalized genetic testing and diagnostics part of the standard of care to protect health and inform earlier and provide more targeted interventions that help lead to longer, healthier lives.

We focus on applying our technology to three main areas of healthcare – oncology, women’s health, and organ health. Since 2009, we have launched a comprehensive suite of products to improve patient care outcomes in these areas. In oncology, we commercialize personalized blood-based DNA tests designed to optimize therapy decisions from diagnosis to survivorship. In the women’s health space, we develop and commercialize non- or minimally- invasive tests to support a range of women’s health needs, from prenatal testing to hereditary cancer screening. In organ health, we offer tests to assess kidney, heart, and lung transplant rejection as well as genetic testing for chronic kidney disease. We intend to continue to enhance our existing products, expand our product portfolio, and launch new products in the future. In addition to our direct sales force in the United States, we have a global network of over 100 laboratory and distribution partners, including several of the largest international laboratories. We are committed to generating peer-reviewed clinical evidence for our tests, with over 350 peer-reviewed publications as of December 31, 2025, and to maintaining a strong intellectual property portfolio, with over 650 issued or pending patents as of December 31, 2025.

Our revenues were $2,306.1 million in 2025 compared to $1,696.9 million in 2024 and $1,082.6 million in 2023. Our product revenues were $2,295.8 million, $1,685.1 million, and $1,068.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Our net losses increased to $208.2 million in 2025, from $190.4 million in 2024 and decreased from $434.8 million in 2023. We processed approximately 3.5 million tests in 2025, compared to approximately 3.1 million tests in 2024 and 2.5 million tests in 2023.

We are headquartered in Austin, Texas, with laboratory facilities located in Austin, Texas, San Carlos, California and Boulder, Colorado.

Our Solution

In oncology, women’s health, and organ health, the use of blood-based tests offers significant advantages over older and more invasive methods, but the significant technological challenge is that such testing often requires the measurement of very small amounts of relevant genetic material – tumor DNA in oncology, fetal DNA in reproductive health, and donor DNA in transplant rejection – circulating within a much larger blood sample. Our approach combines proprietary molecular biology and computational techniques to measure genomic variations in tiny amounts of DNA, as small as a single cell. Our core technology has, to date, been proven across these three diverse fields of oncology, women’s health, and organ health.

DNA is the molecule that carries genetic information in an organism. Differences in the specific sequence and structure of the chemical building blocks, or bases, that make up DNA drive biological diversity, including genetic mutations; with certain variations causing disease. An example of genetic diversity is a change in a single chemical base. When single base changes are common in the population, that position on the chromosome is called a single nucleotide polymorphism, or SNP.

Our molecular biology techniques are based on measuring thousands of SNPs simultaneously, using massively multiplexed polymerase chain reaction, or mmPCR, to multiplex, or target, many thousands of regions of the genome simultaneously in a single test reaction. Our method avoids losing molecules, which can happen when samples are split into separate reaction tubes, so that all relevant variants can be detected. To make sense of the resulting deep and rich set of biological data and deliver a test result, we have developed computationally intensive algorithms that combine the data generated by mmPCR with our internal databases and the vast and growing sources of publicly available genomic information to build highly detailed models of the genomic regions of interest. Our technologies allow us to achieve a high signal-to-noise ratio when detecting fragments of DNA at frequencies as low as a single copy, which allows us to deliver tests with a high degree of specificity and sensitivity. Furthermore, our tests can be applied to assess a range of conditions and disease types, including a broad range of cancer types; common fetal aneuploidies, microdeletions, triploidy, and inherited genetic conditions that could be passed on from parent to child; rejection of heart, lung, and kidney transplants; and genetic bases of kidney disease.

We believe our approach represents a fundamental advance in molecular biology. For example, in oncology, with our Signatera circulating tumor DNA, or ctDNA, test that is custom designed for, informed by and specific to the tumor DNA for each patient, we have demonstrated the ability to detect ctDNA with a high degree of sensitivity and specificity. In women’s health, our approach is distinct from the approach employed with other commercially available NIPTs, which use first-generation “quantitative”, or counting, methods to compare the relative number of sequence reads from a chromosome of interest to a reference chromosome. Based on data published in journals including Obstetrics & Gynecology, American Journal of Obstetrics & Gynecology, and Prenatal Diagnosis, we believe Panorama is the most accurate NIPT commercially available in the United States. In organ health, we have demonstrated the ability of our technology to measure the fraction of cell-free DNA that is donor-derived, or dd-cfDNA, which is DNA that is shed from a transplanted organ into circulation, each demonstrating a high area under the curve, or AUC, in validation studies in each of heart, lung, and kidney.

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

In December 2025, we acquired Foresight Diagnostics, a cancer diagnostics company whose ctDNA-based MRD tests leverage patented technology that targets phased variants. Phased variants are multiple genetic mutations that occur on the same DNA molecule; targeting phased variants has been shown to achieve test performance with a limit of detection, or LOD, 95 of 0.3 parts per million and detection below 0.1 part per million. In addition, with the acquisition, we have expanded our focus to include lymphoma.

The total addressable market in the United States for recurrence monitoring for solid tumor cancers, including immunotherapy treatment response monitoring, is estimated to be approximately $21 billion, and for blood cancers is estimated to be approximately $3 billion.

We are also leveraging our experience in MRD assay development to research, develop and clinically validate an early cancer detection test, with an initial focus on colorectal cancer.

Signatera

Signatera is our personalized ctDNA blood test for MRD assessment, early recurrence monitoring, and evaluation of treatment response in patients previously diagnosed with cancer. Each patient receives a custom assay that tracks the presence of tumor-specific clonal mutations that are selected based on the unique mutational signature found in that patient’s tumor tissue, which is intended to maximize accuracy for detecting the presence or absence of residual disease in a blood sample, even at a sample-level average variant allele frequency, or VAF, of mutations as low as 0.0002% in the blood. We believe this tumor-informed approach is optimal in the MRD setting, in which it is common for tumor DNA to be present only at low frequencies immediately after treatment. Unlike static liquid biopsy panels (also known as therapy selection) or comprehensive genomic profiling, or CGP, which screen for a generic set of mutations independent of an individual’s tumor, Signatera is not intended to match patients with any particular therapy. Rather, it is intended to detect and assess how much cancer is left in the body (offering both a qualitative and quantitative measurement), detect recurrence earlier, and help optimize treatment decisions. Signatera has been shown to detect residual disease earlier than clinical or radiological recurrence in patients with solid tumors who have received treatment.

We offer Signatera commercially for clinical use as an LDT in our own CLIA-certified and CAP-accredited laboratories. We also offer Signatera for research use only to cancer researchers and biopharmaceutical companies. Signatera is covered by Medicare for use in the adjuvant and recurrence monitoring settings in patients with certain forms of colorectal cancer, muscle invasive bladder cancer, advanced breast cancer in certain settings, and advanced ovarian cancer; in non-small cell lung cancer in the surveillance setting, and for immunotherapy response monitoring for all solid tumor types in any patient for whom immunotherapy is indicated. Signatera is also covered under the coverage policies of certain commercial third-party payers, including a pan-cancer coverage policy for adjuvant, recurrence monitoring and treatment monitoring for solid tumors. Signatera has been granted Advanced Diagnostic Laboratory Test, or ADLT, status by the Centers for Medicare & Medicaid Services. In addition, Signatera has been granted Breakthrough Device Designations by the FDA covering its use in various applications.

Signatera has been shown in various clinical studies – including over 170 peer-reviewed publications as of December 31, 2025 – to identify MRD significantly earlier than standard diagnostic tools, and that Signatera test status is a significant indicator of long-term patient outcomes after surgery and treatment, relative to other clinical and pathological factors. In particular, we have demonstrated in studies across multiple tumor types, including colon, breast, lung and bladder, that a positive Signatera test result, without further treatment, has predicted relapse with an overall PPV of over 98%. Furthermore, a study published in Clinical Cancer Research demonstrated the ability of Signatera to assess the rate of change in quantity over time, or velocity, of ctDNA in early-stage colorectal cancer patients, providing additional information that may be used to predict patient survival and outcomes, further stratify MRD-positive patients, and inform disease management. Signatera has also been shown, in an analysis published in Nature Medicine, to be able to predict overall survival in colorectal cancer patients as well as overall survival benefit from adjuvant chemotherapy. We are continuing to generate data, building evidence of the clinical validity and utility of the test across multiple cancer types and in collaboration with leading universities and cancer centers, NIH’s National Cancer Institute, or NCI, non-profit cancer research groups, and pharmaceutical companies.

Latitude

We recently launched Latitude, our blood-based MRD test for colorectal cancer that does not require a tumor tissue sample. Latitude has been shown to perform with high sensitivity and specificity in detecting residual disease in this cancer type. When a Signatera test is ordered, the provider can request that the blood sample be automatically tested with Latitude if the tissue sample is unavailable or insufficient to create a Signatera assay for the patient.

Altera

Altera is our tissue based comprehensive genomic profiling test that provides insight into genomic alterations and biomarkers found in a patient’s tumor, supporting treatment decisions and therapy selection by identifying potentially beneficial therapies based on the patient’s tumor biomarkers and cancer type. Based on our internal estimates, therapy selection represents an approximate $7.0 billion market opportunity. Altera can be ordered as a stand-alone test, as well as in conjunction with our Signatera MRD test to combine therapy selection with ongoing monitoring.

Empower

Empower, our hereditary cancer screening test, offers five panel options across 12 common hereditary cancer types, and customizable panels with over 190 gene options. We offer Empower through our oncology commercial channel as well as our women’s health channel. Information from the test can help determine if a patient who has been diagnosed with cancer is a carrier of a mutation associated with their cancer. This can inform surgical and therapeutic decisions, as well as provide an opportunity to notify family members who may be at similar risk for hereditary cancer.

Women’s Health

We provide testing to support a spectrum of women’s health needs, from family planning and prenatal testing to hereditary cancer screening.

Panorama

We launched Panorama, our non-invasive prenatal test, or NIPT, in 2013 and have since gone from being the fourth company to enter the NIPT market to being the market leader by volume in the United States. Panorama helps physicians assess the risk of fetal genetic abnormalities by non-invasively screening for fetal chromosomal abnormalities, including Down syndrome, Edwards syndrome, Patau syndrome, Turner syndrome and triploidy, which often result in intellectual disability, severe organ abnormalities and miscarriage. Panorama also screens for five of the most common genetic diseases caused by microdeletions – 22q11.2 deletion syndrome (DiGeorge syndrome), 1p36 deletion, Angelman syndrome, Cri-du-chat syndrome and Prader-Willi syndrome. Diseases caused by microdeletions are often not detected via common screening techniques such as ultrasound or hormone-based screening, yet the presence of a microdeletion can impact prenatal and postnatal treatment. For example, when learning prior to birth that a newborn has 22q11.2 deletion syndrome, doctors will know to monitor the infant and administer calcium if needed to avoid seizures and permanent cognitive impairment, and may decide to delay live vaccine administration due to the immunodeficiency frequently associated with this condition. Unlike Down syndrome, where the risk increases with maternal age, the risk of the five microdeletions that Panorama screens for is independent of maternal age. Based on data published in Prenatal Diagnosis and American Journal of Obstetrics & Gynecology, the combined prevalence of these targeted microdeletions is approximately one in 1,000 pregnancies, which collectively makes them more common than Down syndrome for women approximately 28 years of age or younger. In particular, 22q11.2 is the most common microdeletion; a key finding from our SNP-based Microdeletions and Aneuploidy RegisTry (SMART) study described below was a higher-than-expected prevalence of 22q11.2 deletion syndrome of one in 1,524 pregnancies in the study cohort.

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

Panorama demonstrates the capabilities of our technology by employing our fundamentally unique approach of simultaneously measuring thousands of SNPs in a single test reaction to identify genetic variations in fetal DNA with a high degree of specificity and sensitivity, which we believe can give patients and their physicians a greater degree of comfort in choosing to forego unnecessary invasive procedures, limiting the resulting risk of spontaneous miscarriage associated with invasive procedures and lowering the total cost to the healthcare system of these procedures. Furthermore, with recent technological advances validated in the SMART study, Panorama leverages artificial intelligence to enable highly accurate results on samples for which a result would otherwise be difficult to determine. Panorama screens for common genetic conditions that affect both high-risk pregnancies, where maternal age is 35 years or older, which we estimate represent approximately 1.0 million of the approximately 5.36 million pregnancies in the United States, and average-risk pregnancies, which we estimate represent approximately 4.36 million pregnancies in the United States.

Panorama is performed on a maternal blood sample and can be performed as early as nine weeks into a pregnancy, which is significantly earlier than traditional methods, such as serum protein measurement, whereby doctors measure the presence and amount of certain hormones in the blood. Panorama starts with a simple blood draw from the mother, either in a doctor’s office, in a laboratory or through a phlebotomist that travels to the patient, and the sample is sent to one of our CLIA-certified and CAP-accredited laboratories for processing. After Panorama generates its result, we provide the doctor or the laboratory with a report showing whether there is a high risk or low risk that abnormalities are present in the fetus.

The analytic and clinical validity of our technology demonstrated in NIPT has been described in more peer-reviewed publications covering more patients than our competitors. The SMART study, published in the American Journal of Obstetrics and Gynecology, evaluated the performance of cfDNA screening for aneuploidies T21, T18 and T13, as well as 22q11.2 by tracking birth outcomes in the general population among women who presented clinically and elected Panorama microdeletions and aneuploidy screening as part of their routine care. Over 17,000 aneuploidy cases and over 18,000 22q11.2 deletion syndrome cases were analyzed. In particular, Panorama demonstrated sensitivity of approximately 99%, specificity of over 99.9%, and a PPV of 95% for T21 in the SMART study. Based on a publication in the Journal of Clinical Medicine, Panorama has demonstrated greater than 99% overall sensitivity and greater than 99.9% overall specificity for T21, T18 and T13. Furthermore, a paper published in Obstetrics & Gynecology reported that Panorama had a statistically significant lower false positive rate than other NIPT methods practiced by our U.S. competitors. In the SMART study, Panorama demonstrated sensitivity for 22q11.2 deletion syndrome of 83%, clinical PPV of approximately 53%, and a false positive rate of 0.05% using our updated artificial intelligence algorithm.

Panorama can distinguish between each twin’s DNA, and therefore can determine zygosity, or whether the twins are identical or fraternal, and the fetal sex of each twin. Determining zygosity early in a pregnancy can help guide the management of a pregnancy, as certain monozygotic, or identical twin, pregnancies are at higher risk for various complications such as twin-twin transfusion syndrome, where there is an unequal sharing of blood, and therefore unequal growth, between the twins. Panorama screens twin pregnancies for Down, Edwards and Patau syndromes and, for identical twins, Turner syndrome and 22q11.2 deletion syndrome, among others. In validation studies, Panorama identified identical twins with over 99% sensitivity and specificity and achieved a combined sensitivity of over 99% and specificity of over 99% for Down, Edwards and Patau syndromes in twin pregnancies.

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

Horizon was created based on recommended screening guidelines from ACOG, ACMG, and the Victor Center for the Prevention of Jewish Genetic Diseases. Horizon screens for up to 835 inherited conditions across a selection of screening panels, including Cystic Fibrosis, Duchenne Muscular Dystrophy, or DMD, Spinal Muscular Atrophy, Fragile X Syndrome and other conditions, and performs with a 99% detection rate for most conditions.

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

Fetal Focus

We recently launched Fetal Focus, our single-gene NIPT, or sgNIPT, that screens for 21 single-gene inherited conditions such as cystic fibrosis and spinal muscular atrophy. This cfDNA test screens the fetus by analyzing a sample of a pregnant mother’s blood. When a pregnant patient is identified as a carrier of a recessive single-gene condition, medical guidelines recommend partner testing in order to determine the risk for the baby to be affected by the condition; however, reproductive partners are not always available for, or do not complete, testing. Fetal Focus was designed to address this unmet need. Providers can order this test at the same time as our Horizon test and the test will be automatically run if the Horizon test identifies the patient as a carrier for one of the Fetal Focus conditions; it can also be ordered separately for Horizon carriers at any time without requiring another blood draw or Horizon test.

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

Empower, our hereditary cancer screening test, can lead to earlier detection of cancer, identify cancer risk-reducing strategies, inform surgical and therapeutic decisions following a cancer diagnosis, and provide an opportunity to notify family members who may be at similar risk for hereditary cancer. We sell this test through both our women’s health and oncology commercial channels.

Organ Health

Prospera

Our Prospera test is used to assess active rejection in patients who have undergone solid organ transplantation by measuring the fraction and quantity of dd-cfDNA in the recipient’s blood, which can spike relative to background cfDNA when the transplanted organ is injured due to immune rejection. The current tools for assessing organ transplant rejection are either invasive (biopsies) or inaccurate (serum creatinine for kidney transplants, for example), resulting in an unmet need for better diagnostic tools to monitor for allograft rejection and improve patient management and outcomes. Many patients are still subjected to unnecessary biopsies, while other patients remain undiagnosed in the case of subclinical rejection, which can increase the risk of graft failure. Our Prospera test is designed for use by physicians to help identify early signals of active rejection to enable earlier follow-up testing, treatment, and management decisions, and thereby potentially lowering the overall costs associated with transplant care and improving graft survival. Based on our internal estimates, we believe the total addressable market in the United States for tests such as ours that assess kidney, heart and lung transplant rejection is over $3.8 billion.

Our original clinical validation study for Prospera Kidney, conducted in collaboration with the University of California, San Francisco, a recognized leader in transplantation care, and published in the Journal of Clinical Medicine, demonstrated 89% sensitivity in detecting active rejection, with an AUC of 0.87 and NPV of 95%, based on a cutoff of 1% dd-cfDNA. The assay performed particularly well in detecting both T-cell mediated rejection, or TCMR, and antibody mediated rejection, or ABMR. Subsequent publications have shown consistent strong performance of the Prospera Kidney test, including the results of a large, multi-center prospective PROspera Kidney Transplant ACTIVE Rejection Assessment Registry (ProActive) study published in Transplantation. In that study, our test detected rejection via elevated dd-cfDNA levels up to five months before biopsy-proven ABMR and up to two months before bioipsy-proven TCMR, while serum creatinine levels were not significantly elevated prior to biopsy-proven rejection, demonstrating the value of the Prospera Kidney test as a leading indicator for rejection that can provide opportunities for earlier interventions and management as a surveillance tool. The Prospera Kidney test was also the first to incorporate a two-threshold algorithm that provides a result based on both dd-cfDNA donor fraction and donor quantity score, or DQS, which is the calculated amount of dd-cfDNA. Prospera Kidney with DQS further enhances test performance over donor fraction alone. The Prospera Kidney test is covered by Medicare for all kidney transplant recipients, including those with multiple kidney transplants.

A significant number of heart transplant patients experience acute rejection in their first year – approximately 25% of recipients aged 18 to 34, and approximately 15% of recipients aged 65 or older, who received a transplant in 2022 experienced acute rejection in their first year. Our Prospera Heart test identifies both antibody mediated rejection, or AMR, and acute cellular rejection, or ACR. The performance of the Prospera Heart test has been consistently strong in multiple publications, including the most recent 2025 publication in the American Journal of Transplantation, where Prospera Heart with DQS performed with an AUC of 0.881, NPV of 98.5%, and sensitivity of 86.5% in detecting both AMR and ACR; furthermore, the addition of DQS as a two-threshold algorithm reduced false positive results by 37%. The Prospera Heart test has also demonstrated strong performance in detecting rejection in pediatric heart transplant recipients, with an AUC of 0.83 in pediatric patients in a study published in Pediatric Transplantation. The Prospera Heart test is covered by Medicare for heart transplant patients.

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

Renasight

Chronic kidney disease, or CKD, is estimated to affect more than 37 million people in the United States, and approximately one in five patients with CKD has an underlying genetic cause of their disease. Renasight is our kidney gene panel test to determine if there may be a genetic cause for an individual’s CKD, or increased hereditary risk for kidney disease due to family history. The test uses a blood or saliva sample to test 397 genes associated with CKD, ranging from common inherited kidney disorders to more rare conditions. Results from our Renasight test may provide valuable information to help manage CKD in a patient, such as identifying the cause of the disease and helping to predict its progression, informing more tailored interventions and treatments, or providing information to family members who may also be at risk for kidney disease.

We have published initial results from our Renasight Clinical Application, Review, and Evaluation (RenaCARE) study assessing the frequency and impact of genetic testing within the CKD population. Over 20% of patients in the study had a positive genetic finding, half of whom received a new or reclassified diagnosis and one-third of whom had a change in treatment plan.

Constellation

Our Constellation software forms the core of our cloud-based distribution model. Through this model, we have been able to expand access to our molecular and bioinformatics capabilities worldwide, enabling laboratories in the United States and internationally, under a license from us, to run the molecular workflows themselves and then access our computation-intensive bioinformatics algorithms through Constellation, which runs in the cloud, to analyze the results. We also leverage Constellation to perform our internal commercial laboratory activities and research and development of our products.

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

Commercial Capabilities

Within each of oncology, women’s health, and organ health, we provide specialty testing supported by integrated commercial, medical, and operational capabilities intended to support a consistent experience for clinicians and patients and to facilitate integration of testing into routine clinical practice.

Our commercial organization includes direct sales representatives and medical affairs professionals who engage physicians, physician practices, integrated health systems, transplant centers, oncology clinics, nephrologists, IVF centers, and other healthcare providers. These teams are aligned by specialty to support focused clinical engagement within each of our three medical areas of focus. We also collaborate with pharmaceutical companies and other partners on research, clinical development, and commercialization initiatives related to our testing platforms and related analytical capabilities.

In addition to direct sales engagement, we market to healthcare providers through professional channels, including advertisements in peer-reviewed journals, educational webinars, medical conferences and tradeshows, and targeted digital outreach. While we do not sell directly to patients, we conduct educational initiatives intended to increase awareness of genetic testing and to support informed discussions between patients and their healthcare providers. Our marketing and medical affairs teams engage with key opinion leaders across oncology, women’s health, and organ health to support clinical education and dissemination of scientific data.

Internationally, our products are offered in over 80 countries, primarily through laboratory and distribution partners that address local regulatory, reimbursement, and commercial requirements. Within the United States, we combine direct commercial engagement with laboratory and distribution partnerships to support access to our tests.

Our strategy is to offer portfolios within each medical specialty we serve, supported by integrated ordering, specimen collection, reporting, and patient and clinician support services. This approach is intended to support clinical workflows and enable providers to incorporate testing into care pathways, as appropriate.

Enhanced User Experience

We provide services and digital capabilities intended to simplify the testing process, reduce administrative burden, and support clinical decision-making across our oncology, women’s health, and organ health portfolios.

NateraCore

NateraCore is our platform designed to support the patient and provider experience. Through this platform, we provide educational resources, information regarding insurance coverage and financial assistance programs, test ordering and specimen tracking capabilities, results reporting, and information regarding next steps, as applicable to a particular patient or test. These tools are intended to support coordination of testing-related activities within existing clinical workflows and provide a consistent experience across our oncology, women’s health, and organ health portfolios.

Phlebotomy Services

We support our testing portfolio with a phlebotomy network designed to improve patient access. Our network includes mobile phlebotomy services, patient service centers with walk-in and scheduled appointment options, and access to additional independent draw sites through established partnerships. These services are intended to facilitate specimen collection in a manner that aligns with patient and provider preferences.

EMR Integration

We offer integration with certain Electronic Medical Record, or EMR, systems to enable providers to order tests, receive results, and manage related documentation within their clinical systems, subject to applicable technical and contractual requirements. These integrations are intended to reduce manual processes and support incorporation of testing into clinical workflows.

Patient Affordability and Access Programs

We maintain programs intended to support patient access across our portfolios. Our tests are supported by payer contracts in key specialties. For eligible patients who experience financial hardship or coverage challenges, we offer financial assistance programs designed to help reduce out-of-pocket costs.

Genetic Counselor Resources

We employ board-certified genetic counselors who provide educational sessions to patients before and after testing, as appropriate, and who support providers with interpretation of results and clinical questions.

Competition

The markets in which we operate are characterized by innovation and rapid change, and we primarily face competition from various companies that develop and commercialize molecular diagnostic tests in women’s health, oncology, and organ transplant rejection.

Our competitors in the NIPT space include BGI; BillionToOne Inc.; Fulgent Genetics; Illumina, through its subsidiary Verinata; Laboratory Corporation of America Holdings, or Labcorp; Myriad Genetics, Inc.; Quest Diagnostics Incorporated, or Quest; and Revvity Inc. We also compete against companies providing carrier screening tests such as BillionToOne Inc.; Fulgent Genetics; Labcorp; Myriad Genetics, Inc.; and Quest. Each of these companies offers comprehensive carrier screening panels.

In the field of oncology, we compete with various companies that offer or seek to offer competing solutions, such as BillionToOne Inc.; Caris Life Sciences, Inc.; Exact Sciences Corp.; Guardant Health, Inc.; Personalis, Inc.; Quest; and Tempus Labs, Inc.

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

Intellectual Property

Our success and ability to compete depend in part on securing and preserving enforceable patent, trade secret, trademark and other intellectual property rights; operating without having competitors infringe, misappropriate or otherwise circumvent these rights; operating without infringing the proprietary rights of others; and obtaining and maintaining licenses for technology development and/or product commercialization. As of December 31, 2025, we held over 650 issued or pending U.S. and foreign patents. Our patents and patent applications relate generally to molecular diagnostics, and more specifically to biochemical and analytical techniques for obtaining and analyzing genetic information to detect genetic abnormalities in relatively small complex samples, such as cell-free fetal DNA or circulating tumor DNA. We intend to seek patent protection as we develop new technologies and products in this area.

We are or have recently been engaged in patent infringement lawsuits and other intellectual property disputes against various competitors in each of the industries in which we operate, some of which are infringement claims against us and some of which are claims we have asserted against third parties, as discussed in “Note 10—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. We may become subject to and/or initiate future intellectual property litigation as our product portfolio, and the level of competition in our industry segments, grow. The field of molecular diagnostics is complex and rapidly evolving, and we expect that we and others in our industry will continue to be subject to third-party infringement claims.

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

The Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program and new payment methodology to calculate the rates for tests listed under the CLFS that are reimbursable by Medicare Part B.  Under the payment methodology, the Medicare Part B CLFS payment rate is derived from a volume-weighted median of private payer rates for tests. This requires an “applicable laboratory” to report to CMS the private payment rates and the volume of tests associated with each payment rate for a specific data reporting period.  Accordingly, we are required under PAMA to report to CMS the private payment rates and volume of our tests which are covered under Medicare Part B; however, the PAMA reporting requirements were suspended in 2021 and have continued to be delayed, most recently until 2027, which in turn has not resulted in rate reductions under the Medicare Part B CLFS.  PAMA authorizes CMS to impose civil monetary penalties – up to $13,295 per day in 2024 – for each failure to report or each misrepresentation or omission in reporting of required information.

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

As of December 31, 2025, we and our laboratory distribution partners had in-network contracts with health plans that accounted for close to 250 million covered lives in the United States. Our target markets for each of women’s health, oncology and organ health represent a smaller subset of these covered lives, because our markets exclude certain populations who would not be users of our tests (for example, our target market for NIPT excludes men, children and post-menopausal women).

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

An in vitro diagnostic product, or IVD, is a type of medical device that is intended for use in the diagnosis of diseases or conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae.  IVDs comprise reagents, instruments, and systems intended for use in the collection, preparation and examination of specimens from the human body. IVDs can be used to detect the presence of certain chemicals, genetic information or other biomarkers related to health or disease. IVDs include tests for disease prediction, prognosis, diagnosis, and screening (e.g., carrier screening).  A subset of IVDs are known as analyte specific reagents, or ASRs. An ASR is a single reagent (e.g., antibody, specific receptor protein, ligand, nucleic acid sequence) that, through specific binding or chemical reaction with substances in a specimen, is intended for use in a diagnostic application for the identification and quantification of an individual chemical substance in biological specimens. Most ASRs are exempt from the premarket review processes but must comply with general controls, as described below, including applicable provisions of the quality management system regulation, or QMSR.

The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the fewest regulatory controls. Many Class I devices are exempt from FDA premarket review requirements. Class II devices, including some software products to the extent that they qualify as a device, are deemed to be moderate risk, and generally require 510(k) clearance. Class III devices are generally the highest risk devices and are subject to the highest level of regulatory control to provide reasonable assurance of the device's safety and effectiveness. Class III devices typically require a PMA by the FDA before they are marketed. A clinical trial is almost always required to support a PMA application and is sometimes required for 510(k) clearance. All clinical studies of investigational devices must be conducted in compliance with any applicable FDA requirements, including in some cases approval of an investigational device exemption, or IDE, application, as well as with Institutional Review Board requirements. Devices that are exempt from FDA premarket review requirements must nonetheless comply with post-market general controls as described below, unless the FDA has chosen otherwise. Class III devices also include low or moderate risk for which a predicate device cannot be identified, as discussed below.

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

PMA pathway. The PMA pathway requires valid scientific evidence demonstrating to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA pathway is costly, lengthy, and uncertain. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. As part of its PMA review process, the FDA will typically inspect the manufacturer's facilities for compliance with QMSR requirements, which impose extensive testing, control, documentation, and other quality assurance procedures. The PMA review process typically takes one to three years from submission but can take longer.

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

Post-market general controls. After a device, including a device exempt from FDA premarket review, is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, registration and listing, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report to the FDA corrective actions made to products in the field, or removal of products once in the field if such actions were initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act that presents a risk to health). Some types of removals and corrections are considered by FDA to be product recalls and subject to additional requirements.

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

Laboratory-developed tests. The FDA considers LDTs to be tests that are designed, developed, validated and used within a single laboratory certified under the Clinical Laboratory Improvement Amendments, or CLIA. The FDA historically took the position that it had the authority to regulate such tests as medical devices under the FDC Act but generally exercised enforcement discretion with respect to most LDTs and did not require clearance, de novo classification, or approval of most LDTs prior to marketing.

In May 2024, the FDA published a final rule amending the definition of an in vitro diagnostic (IVD) device to include LDTs, and classifying LDTs as medical devices subject to FDA regulation. Under the final rule, all LDTs, unless subject to a specific exemption, would have been subject to premarket authorization requirements (510(k), de novo classification, or PMA), and laboratories performing LDTs would have needed to comply with postmarket registration and listing, medical device reporting, correction, removal and recall, complaint handling, labeling, investigational device, and quality system requirements.

In March 2025, a federal district court vacated the FDA final rule, thereby cancelling the rulemaking’s associated requirements. The court held that LDTs do not meet the definition of a medical device under the FDC Act and the FDA therefore lacks jurisdiction to regulate them. The court directed FDA to rescind the final rule, which occurred in September 2025. The FDA has not indicated how it will interpret the court ruling or whether it will seek a different regulatory approach with respect to LDTs or components thereof.

Over the years, legislative proposals addressing the FDA’s oversight of LDTs have been introduced in Congress. In June 2021, Congress introduced the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, to establish a new risk-based regulatory framework for in vitro clinical tests, or IVCTs, including IVDs, LDTs, collection devices and instruments used with such tests. This legislation was re-introduced in 2023 but was not enacted. The VALID Act was again re-introduced in 2025, indicating that there remains debate about whether and how LDTs should be regulated in the U.S.

Clinical decision support software. Certain software is excluded from FDA regulation, including clinical decision support, or CDS, software that meets certain criteria. Based on an FDA guidance document, the CDS exemption may not apply to Constellation. It is unclear how the FDA will apply the guidance document to our currently marketed software and to software that we may develop in the future.

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

Our laboratories located in Austin, Texas; San Carlos, California; and Boulder, Colorado are CLIA certified, and must comply with all applicable CLIA regulations and standards. If a clinical laboratory is found to be out of compliance with CLIA standards, CMS may impose sanctions; suspend, limit or revoke the laboratory’s CLIA certificate (and prohibit the owner, operator or laboratory director from owning, operating, or directing a laboratory for two or more years following license revocation); subject the laboratory to a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties; or suspension or exclusion from the Medicare and Medicaid programs.

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

Our laboratories located in Austin, Texas; San Carlos, California; and Boulder, Colorado have each also been accredited by the College of American Pathologists, or CAP, which means that our laboratories have been certified as following CAP standards and guidelines in operating the laboratory facility and in performing tests that ensure the quality of our test results.

California Laboratory Licensing

In addition to federal certification requirements for laboratories under CLIA, we are required under California law to maintain a California state license for our San Carlos, California and Austin, Texas clinical laboratories, and to comply with California state laboratory laws and regulations, because our San Carlos facility is located in, and both facilities test specimens originating from, California. Similar to the federal CLIA regulations, the California state laboratory laws and regulations establish standards for the operation of a clinical laboratory and performance of test services, including the education and experience requirements of the laboratory director and personnel (including requirements for documentation of competency), equipment validations, and quality management practices. All testing personnel must maintain a California state license or be supervised by licensed personnel, and our laboratory director must maintain an additional license issued by the California Department of Public Health, or CDPH.

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

New York Laboratory Licensing

Because we test specimens in our Austin, Texas and San Carlos, California laboratories originating from, and return test results to, New York State, both of our laboratories are required to obtain a New York State laboratory permit and comply with New York State laboratory laws and regulations. We maintain a valid permit in the State of New York for the respective molecular genetic testing services furnished by each of our Austin and San Carlos laboratories. The New York State laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements of a laboratory director and personnel, physical requirements of a laboratory facility, equipment validations, and quality management practices. The laboratory director(s) must maintain a Certificate of Qualification issued by the New York State Department of Health, or DOH, in the permitted test categories.

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

As a health care provider, we are subject to Section 4004 of the 21st Century Cures Act, or Cures Act, and regulations promulgated by HHS related to patient access to electronic PHI, or EHI, to promote interoperability and to ensure the access, exchange, or use of EHI.

Various U.S. states have implemented personal privacy laws that regulate different information than HIPAA. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, or CCPA, applies to personal information of consumers, business representatives, and employees who are California residents. The CCPA requires covered businesses to make certain disclosures, afford consumer rights relating to the access to, deletion of, and sharing of personal information collected by certain businesses and their service providers, implement contractual safeguards for service providers, conduct data privacy impact assessments, or DPIAs, for certain processing activities, and offer opt-outs relating to online advertising, processing of certain sensitive personal data, and automated decision-making. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. CalPrivacy, one of the primary regulators of the CCPA, has been active in investigating and fining companies for alleged CCPA non-compliance.

Numerous states have recently enacted comprehensive privacy laws that, while largely following a consistent administrative model, collectively increase our operational complexity and require ongoing adjustments to our data governance. Additional states are expected to implement privacy laws in 2026. To the extent that we collect data that does not fall within an exception to these privacy laws, we may be required to make specific disclosures in privacy notices, take additional compliance steps such as DPIAs, and afford residents with certain rights concerning their personal information, which may require us to change the way we conduct our business or provide our products and services. These state laws allow for statutory fines for non-compliance.

Also, certain laws and regulations have been enacted to govern obligations relating to health data that does not constitute PHI. For example, the California Confidentiality of Medical Information Act, which protects the confidentiality of individually identifiable medical information obtained by health care providers and their contractors, is much broader than HIPAA and the data protected is also broader than HIPAA; and the Washington My Health My Data Act governs certain consumer health data not covered by HIPAA, including information reasonably linked to a consumer’s past, present, or future physical or mental health status. In addition, the Federal Trade Commission’s Health Breach Notification Rule requires that entities report certain security breaches not subject to the HIPAA breach notification rule.

Additionally, we may be required under various data privacy and security laws and other obligations to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

In addition, security laws are in place that require companies to implement measures to secure personal data. For example, Massachusetts law requires that any company that obtains personal information of any resident of the Commonwealth of Massachusetts implement and maintain a written information security program that adequately protects such information from unauthorized use or disclosure. Most states require businesses that collect personally identifiable information to implement reasonable security measures to protect that information.

There are also comprehensive foreign privacy and security laws and regulations that impose robust requirements on the processing of personal information, including health information. In particular, the EU’s General Data Protection Regulation, or GDPR, became effective in 2018. The GDPR applies not only to organizations within the EU, but also applies to organizations outside of the EU, such as Natera, that offer goods or services to EU data subjects or that process personal data of EU data subjects. The GDPR specifies higher potential liabilities for certain data protection violations, and we anticipate that it will result in a greater compliance burden for us as we conduct our business, particularly through our Constellation cloud-based distribution model, in the European Union. Fines for non-compliance can range from the greater of 2% of annual global revenues or €10 million, up to the greater of 4% of annual global revenues or €20 million. In addition, private litigation related to processing of personal information brought by classes of data subjects, or by consumer protection organizations representing their interests, have increased in recent years.

As a business that operates both internationally and throughout the United States, any actual or perceived failure to comply with privacy obligations, including unauthorized use or disclosure of personal information, even if it does not constitute PHI, by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors’ computer networks, could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue, customers or sales; and other adverse business consequences.

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

The federal Anti-Kickback Statute makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. Generally, courts have taken a broad interpretation of the scope of the federal Anti-Kickback Statute, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals. A violation of the federal Anti-Kickback Statute may result in imprisonment for up to ten years and/or criminal or civil fines – up to $104,330 (or $28,619 for each wrongful act) in 2025 – and exclusion from participation in federal health care programs. Claims submitted in violation of the federal Anti-Kickback Statute may not be paid by a federal health care program, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Although the federal Anti-Kickback Statute applies only to federal health care programs, most U.S. states have passed laws substantially similar to the federal Anti-Kickback Statute pursuant to which similar types of prohibitions are made applicable to all commercial health plans or any health care services, depending on the state. Conduct which violates the federal Anti-Kickback Statute or similar laws also triggers liability under the Federal False Claims Act, which prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the U.S. Government and can result in additional penalties and fines.

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

The federal Civil Monetary Penalty Law pertaining to health care fraud and abuse prohibits, among other things, the offer or payment of remuneration to a Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier; contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program; and knowingly making or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal health care program. A violation of the federal Civil Monetary Penalty statute may result in maximum civil fines – up to $127,973 in 2025 – plus treble damages and exclusion from participation in any federal health care program.

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

Because qui tam complaints are initially filed under seal in federal court, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the private party plaintiff succeeds in obtaining redress without the government’s involvement, then the private party plaintiff will receive a percentage of any recovery and penalty imposed. Violation of the federal False Claims Act may result in fines of up to three times the actual damages sustained by the government, plus mandatory civil penalties – up to approximately $28,619 in 2025 – per false claim or statement, imprisonment or both, reimbursement of the whistleblower’s attorneys’ fees, and possible exclusion from any federal health care programs. The penalties will continue to be adjusted, increasing each year to reflect changes in the inflation rate, pursuant to the 2015 Bipartisan Budget Act.

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

We are also subject to the Physician Self-Referral law, commonly known as the Stark Law, which prohibits, with certain exceptions, an ownership or financial arrangement with a physician (or a physician’s immediate family member) in exchange for the referral of designated health services, including clinical laboratory services, or presenting or causing to be presented claims to Medicare and Medicaid for such services referred by the physician. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. Any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law may be subject to civil monetary penalties – up to $31,670 in 2025 – per claim submission, an assessment of up to three times the amount claimed, and exclusion from participation in any federal health care program. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined – up to $211,146 in 2025 – for each such arrangement or scheme. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Actions which violate the Stark Law may be bootstrapped to involve liability under the federal False Claims Act.

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

Finally, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof), if any apply, and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties – up to $100,000 (or $25,595 for each wrongful act) in 2025. Although we believe that our business activities and practices, including our sales and marketing practices, are in material compliance with all applicable federal and state laws and regulations, relevant regulatory authorities may disagree, and violation of these laws or our exclusion from such programs as Medicare, Medicaid and other federal health care programs as a result of a violation of such laws could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Human Capital Management

As of December 31, 2025, our global workforce comprised 6,140 employees, of whom 6,135 were full time employees. We also engage consultants and temporary employees. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.

Based on self-identification data, in 2025, women comprised approximately 64.2% of our global workforce, approximately 65.7% of global new hires, and approximately 63.8% of internal promotions. Also based on self-identification data, minorities comprised approximately 39% of our U.S. workforce.

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

We operate in an industry in which competition for highly qualified personnel is intense. In addition to our compensation programs, we are highly focused on talent acquisition, retention and development. We periodically conduct employee engagement surveys, the results of which inform internal company and management goals to help ensure impactful and meaningful actions in response to feedback received. Our employee evaluation process helps us to support developing employees as well as identify and cultivate high performers, and we have various initiatives underway to further develop leaders and managers. More than 92% of employees participated in our most recent employee engagement survey, conducted in 2024, the results of which indicated an overall 84% engagement score, and that 91% of employees are proud to work at Natera, and 80% would recommend Natera as a great place to work. In 2025, we focused on addressing opportunities identified in the 2024 survey, including the launch of leadership roundtables and expanded personal development training We believe that our engagement survey results reflect our commitment to fostering a thriving workplace culture, even amidst significant organizational growth.

We have a growing number of employee resource groups, or ERGs, which offer opportunities for our employees to build connection and create a supportive and inclusive culture of belonging and awareness, which we believe positively impacts our workplace. Our ERGs provide a platform of networking, ongoing learning and exchange to support professional development and promote overall workplace culture, engagement and satisfaction, and encompass a variety of focuses such as sustainability; cancer survivorship; volunteerism; belonging; fostering development and growth of early career professionals; and supporting veterans.

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

As part of our sustainability program, we have an executive steering committee responsible for overseeing sustainability projects to reduce the environmental impact of our laboratory operations, our corporate offices, and our supply chain. Our environmental sustainability program addresses, among others, emissions reduction; water and energy conservation; sustainability in supply chain management; waste reduction; employee engagement; and sustainable building design and operations. In 2025, Natera established near-term science-based greenhouse gas emissions reduction targets that have been validated by the Science Based Targets Initiative (SBTi). Progress on all sustainability goals are presented to the board at least annually, in addition to updates regarding climate impacts and broader strategy discussions. Additional information, including goal progress, can be found in our annual Sustainability Report located on our website at www.natera.com/sustainability. We do not incorporate the information on, or accessible through, our website into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC, and you should not consider any information on, or accessible through, our website as part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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
•

the U.S. Food and Drug Administration, or the FDA, or other U.S. or foreign regulatory or legislative bodies may adopt new regulations or policies, or take other actions that impose significant restrictions on our ability to market and sell our tests, including requiring FDA clearance or approval for the sale of our tests, as further discussed in the risk factor entitled “Regulatory and Compliance Risks—If the FDA were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs associated with complying with post market controls” or of the sequencers, reagents, kits and other consumable products that we purchase from third parties in order to perform our testing;

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

•

we may fail to adequately protect or enforce our intellectual property relating to our tests, leading to increased competition; or other parties may claim that the practice of our technology by us or our licensees and collaborators infringes such other party’s intellectual property rights, as certain of our competitors have claimed in lawsuits filed against us, as discussed further in “Note 10—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements; if we are required to pay litigation judgments or settlements or pay license fees in order to license third-party intellectual property rights due to actual or alleged infringement based on our running our tests, our results of operations or financial condition could be adversely impacted;

•

we may be unable to dedicate adequate resources to the maintenance and further technological advancement of our current tests that are necessary for such tests to be competitive in the marketplace because of the demands placed on our research and development and product teams with respect to our continuously expanding portfolio of products and programs, in particular our efforts and focus on developing our oncology and organ health product offerings; and

•

in the event that it is in our commercial or financial interest or we are forced to transition sequencing platforms for Panorama, we may be unable to do so in a commercially sustainable way and that could survive claims of infringement of intellectual property rights of Illumina and other competitors, in a timely manner or at all.

If we are not able to increase adoption of and grow revenues for our products or services, our business, operating results and financial condition will be harmed.

We have incurred net losses since our inception and we anticipate that we will continue to incur losses for the near future, which could harm our future business prospects.

We have incurred net losses each year since our inception in 2003. To date, we have financed our operations primarily through convertible debt and other debt instruments, our initial public offering, and our registered public equity offerings. Our net loss for the years ended December 31, 2025, 2024, and 2023 was $208.2 million, $190.4 million, and $434.8 million, respectively. As of December 31, 2025, we had an accumulated deficit of $2.8 billion. We may continue to experience such losses in the future as we continue to devote a substantial portion of our resources to efforts to increase the adoption of, and reimbursement for, our products, improve these products, and research and develop and commercialize new products and acquire new technologies and businesses.

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

Our success will depend in part on our ability to effectively introduce and increase market adoption of enhanced or new offerings. In recent years we have developed and launched several new products or enhanced versions of existing products, including our first offerings and subsequent updated and new offerings in oncology and in organ health, and we expect to continue our efforts in all of these areas. The development and launch of enhanced or new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate the preferences and needs of patients, clinicians, payers, and other counterparties, as well as emerging technology, industry trends, and the competitive environment. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals.

We may not be successful in our current or future efforts to develop and commercialize tests in industries that are newer to us. Moreover, our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. We may experience research and development, regulatory, marketing and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our existing product offerings. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not ultimately meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. In particular, we are subject to the risk that the biological characteristics of the genetic mutations we seek to target, and upon which our technologies rely, are uncertain and difficult to predict. For example, in our efforts to detect and analyze circulating tumor DNA in plasma for MRD assessment and recurrence surveillance, our success depends on tumors shedding mutant DNA into the bloodstream in sufficient quantities such that our technology can detect such mutations, as well as patients having sufficient tumor tissue to design our custom ctDNA test for each patient. As further discussed in the risk factor entitled “If our products do not perform as expected, our operating results, reputation and business will suffer,” we may also experience unforeseen difficulties when implementing updates to our processes, as we have occasionally experienced with Panorama, Horizon, and our other tests.

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

The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance and publication process. If our tests or the technology underlying our current or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected. Further, the data collected from any studies we complete in the future may not be favorable or consistent with our existing data or may not be statistically significant or compelling to the medical community or to third-party payers seeking such data for purposes of determining coverage for our tests. For example, while we have published results from our SMART Study, we cannot assure you that such results or publications will convince laboratories, clinics, clinicians, physicians or patients of the benefits of utilizing Panorama for microdeletions. We also cannot be certain whether, or to what extent, the SMART Study may impact insurance coverage and reimbursement for microdeletions testing. Similarly, certain results of the CIRCULATE-Japan study have been published, and we cannot assure you that such results will impact professional society or practice guidelines, or coverage and reimbursement determinations from third-party payers, as we anticipate.

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

We compete primarily in the molecular testing field, which is characterized by rapid technological changes, frequent new product introductions, reimbursement challenges, emerging competition, intellectual property disputes and litigation, price competition, aggressive marketing practices, evolving industry standards and changing customer preferences. Our principal competition in women’s health comes from existing testing methods, technologies and products that are used by OB/GYNs, MFM specialists or IVF centers. These include other NIPTs and carrier screening tests offered by our competitors, as well as established, traditional first-line prenatal screening methods, such as serum protein measurement, where doctors measure certain hormones in the blood, and invasive prenatal diagnostic tests like amniocentesis, which have been used for many years and are therefore difficult to displace or supplement. We also face competition in the fields of oncology and organ health from other companies, which may be larger, more established, or have more experience or more resources than we do. In addition, new testing methods may be developed which may displace or be preferred over our current methods, such as whole genome sequencing or single cell analysis with respect to NIPTs, or tracking more tumor-specific variants and/or other biomarkers in addition to ctDNA with respect to MRD testing. We cannot assure you that research, discoveries or other advancements by other companies will not render our existing or potential products and services uneconomical or result in products and services that are superior or otherwise preferable to our current or future products and services. It is possible that competition in all of the markets in which we operate will continue to increase.

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

We currently maintain a data center at our laboratory facilities in San Carlos, California. In addition, our proprietary bioinformatics algorithms are a crucial component of our test processing, and combine information derived from our assay workflows with publicly available data from the broader scientific community to analyze and return test results. We host the majority of these algorithms on a cloud‑based software platform pursuant to an agreement with DNAnexus, Inc., or DNAnexus, and both we and our Constellation licensees access our algorithms through the DNAnexus platform. The DNAnexus platform is hosted on third‑party data center hosting facilities operated by Amazon Web Services, or AWS, located primarily in the United States and in the European Union. We also host our algorithms on AWS platforms directly using AWS HealthOmics. Our algorithms are currently used to run many of our tests and certain of our research and development activities, as well as for our Constellation licensees. In the event of any technical problems that may arise in connection with our on‑site data center, the DNAnexus platform or the AWS servers on which the DNAnexus platform is hosted, or the AWS servers that host our data directly, or difficulties in or termination of our relationship with DNAnexus, we could experience interruptions in our laboratory operations or our cloud‑based services, and we and our Constellation licensees may be unable to access our proprietary algorithms and therefore be unable to process tests or conduct any other activities that require access to such algorithms. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. AWS HealthOmics is our backup for DNANexus, with both services relying on AWS. We do not have any backup cloud platform, server or other means to host our algorithms, and may be unable to find and implement an alternative platform that is satisfactory for our needs on commercially reasonable terms, in a timely manner, or at all. Interruptions in our operations or service may reduce our revenue, cause us to issue refunds, result in the loss of customers, cause laboratory licensees to terminate their contracts with us, adversely affect our ability to attract new laboratory licensees, or harm our reputation. We could also be exposed to potential lawsuits and liability claims.

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

If our CLIA-certified laboratory facilities become inoperable, we will be unable to perform our tests and our business will be harmed.

We currently operate laboratory facilities in Austin, Texas, San Carlos, California, and Boulder, Colorado. Our laboratory facilities in Austin and San Carlos process Panorama, Horizon, and Signatera tests, which together represent the significant majority of our revenues. Our other tests that we perform are currently only able to be performed at one, but not all, of our laboratories, and we currently otherwise have no backup or redundant facility to perform these tests. Our San Carlos laboratory is situated near active earthquake fault lines, and our laboratories are located in areas that have in recent years experienced, and are likely to experience in the future, severe weather events. Any of these laboratories may be harmed or rendered inoperable, or samples could be damaged or destroyed, by natural or manmade disasters, including earthquakes, severe weather, flooding, power outages and contamination, including as a result of a health pandemic, which may render it difficult or impossible for us to perform our tests for some period of time. An inability to perform our tests or the backlog of tests that could develop if either our San Carlos or Austin laboratory is inoperable for even a short period of time may result in the loss of customers and an adverse effect on our revenues or harm our reputation.

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

For example, our molecular diagnostics tests are currently only validated to perform on Illumina’s sequencing platform; in addition, Illumina is currently the sole supplier of our sequencers and related reagents for Panorama, Horizon, Signatera and Prospera, along with certain hardware and software, pursuant to a supply agreement that expires in August 2033. Without sequencers and the related reagents, we would be unable to run our tests and commercialize our products. All of the licensees under our Constellation cloud-based distribution model also do not have alternatives other than to use Illumina sequencers and reagents to run the tests that they develop based on our technology. In addition, Illumina and Sequenom, which was acquired by LabCorp, have entered into a patent pooling agreement pursuant to which both parties have pooled their intellectual property directed to NIPT. We understand from public filings that under the patent pooling agreement, Illumina has the exclusive worldwide rights to, among other things, license third-party laboratories to develop and sell NIPTs utilizing the pooled intellectual property and to enforce the pooled intellectual property against suspected infringers. Illumina has granted us certain rights to Illumina’s intellectual property related to NIPT, and to the pooled intellectual property, for running our own tests; however, we do not have an express license to grant rights under the pooled intellectual property to the licensees under our Constellation cloud-based distribution model. We are aware that Illumina has required our licensees, in order to secure a supply agreement for the sequencers and reagents necessary to run NIPT under our cloud-based distribution model, to pay an additional fee for a license under the pooled intellectual property in jurisdictions in which Illumina believes certain of the pooled intellectual property is enforceable. This additional fee has dissuaded and could continue to dissuade potential or current licensees from licensing from us or launching a test based on our technology. In addition, we have in the past been involved in patent infringement litigation against Illumina, which we and Illumina have settled. In addition, Illumina competes with us in the NIPT market through its subsidiary, Verinata. We understand Illumina supplies the same or similar sequencers and consumables to Verinata. Because of Illumina’s ownership of Verinata, we face increased risk and uncertainty regarding continuity of a successful working relationship with Illumina under our supply agreement, as well as in our ability to compete with Verinata in the marketplace in view of economic advantages enjoyed by Verinata with respect to the cost of sequencers and related consumables. Our failure to maintain a continued supply of the sequencers and reagents, along with the right to use certain hardware and software, would adversely impact our business, financial condition, and results of operations. Validating alternative sequencing platforms requires significant resources, expenditures and time and attention of management, and there is no guarantee that we will be successful in implementing any alternative sequencing platforms in a commercially sustainable way. We also cannot guarantee that we will appropriately prioritize or select alternative sequencing platforms on which to focus our efforts, in particular given our limited product and research and development resources and various business initiatives, which could result in increased costs and delayed timelines or otherwise impact our business and results of operations.

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

Furthermore, our sequencers, sourced from Illumina, as well as certain other reagents we use for Panorama and our other tests, are intended for research use only and are labeled as RUO. As discussed further in the risk factor entitled “Regulatory and Compliance Risks—Changes in the way the FDA regulates the reagents, other consumables, and testing equipment we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers,” the FDA may determine that a product labeled RUO is, nonetheless, intended to be used diagnostically, and could take enforcement action against the manufacturer of the product. If this were to occur with respect to Illumina or any of our other suppliers of RUO products, we could be required to obtain one or more alternative sources of these products, and we may not be able to do so on commercially reasonable terms, a commercially reasonable timeframe, or at all. In addition, Streck’s blood collection tubes have not been registered as a medical device in all countries in which we market our Panorama test. As discussed in the risk factor entitled “Regulatory and Compliance Risks—Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally,” the regulatory authorities in some of these countries may determine that such registration is required, which could impact our ability to offer Panorama in such countries. Furthermore, because our licensees under our cloud-based distribution model also exclusively use such sole-sourced components to run the tests they develop based on our technology, and our laboratory distribution partners must use certain of such sole-sourced components in order to utilize our tests, any enforcement action against the supplier by the FDA or any other regulatory authority in the jurisdictions in which our licensees and laboratory distribution partners are located could have an adverse impact on our business.

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy. Although we take measures to protect sensitive information from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our technology and other third-party service providers and their subcontractors, are nevertheless inherently vulnerable to, and from time to time experience, cyber-attacks by hackers or viruses or breaches due to employee error, technical error, malfeasance or other disruptions. Any such breach or interruption, whether of our systems or that of our third-party service providers or their subcontractors, could compromise our data security, and the information we store could be inaccessible by us or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure, modification, or other loss of information could result in legal claims or proceedings, liability or penalties under laws and regulations that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, European data privacy regulations, such as the General Data Protection Regulation, or GDPR, or state privacy regulations, such as the California Consumer Privacy Act. We may be required to comply with state breach notification laws, become subject to mandatory corrective action, or be required to verify the correctness of database contents. Please see “Business—Government Regulations—HIPAA and Other Privacy Laws” for more information on these and other data privacy regulations applicable to us. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about our tests, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may compound these adverse consequences. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

We are incorporating artificial intelligence across various areas of our business, which presents risks that could adversely affect our business and results of operations.

We are incorporating artificial intelligence, or AI, and machine learning, or ML, technologies into aspects of our business. The development and use of these technologies involve operational, regulatory, legal, and reputational risks that could adversely affect our business, results of operations, and financial condition.

AI and ML systems are complex and may generate inaccurate or unintended outputs due to design limitations, algorithmic flaws, or deficiencies in training data. Reliance on such outputs could result in errors in judgment or operational inefficiencies. These technologies may also introduce information security risks, including vulnerabilities to cyberattacks, unauthorized access, or system disruptions affecting the confidentiality, integrity, or availability of data.

Our use of AI and ML may increase data privacy and intellectual property risks. Inadequate governance, controls, or training could result in data breaches, loss of confidential and proprietary information, unauthorized disclosure of personal data, including PHI, or other misuse of our proprietary information, leading to regulatory investigations, litigation, or reputational harm.

The regulatory landscape for AI is evolving rapidly. Compliance with emerging laws and guidance, including the European Union’s Artificial Intelligence Act, evolving FDA guidance, and state privacy laws, may increase costs, require operational changes, or limit certain AI applications. Regulatory developments or shifts in enforcement priorities could restrict our ability to deploy or modify AI systems. Any failure to comply with applicable requirements could result in enforcement actions, fines, operational restrictions, or other adverse effects on our business and results of operations.

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

Our overall test volumes grew from approximately 2,496,100 to 3,064,600 and further to 3,525,500 tests processed during the years ended December 31, 2023, 2024, and 2025, respectively, and in recent years we have launched, and intend to continue to launch, product offerings, enhancements, and indications. In addition, we regularly evaluate and refine our testing process, often significantly updating our workflows. As our test volumes and product portfolio continue to grow, we will need to continue to ramp up our testing capacity and implement increases in scale, such as increased headcount, additional or new equipment, laboratory space and qualified laboratory personnel, increased office and laboratory space, expanded customer service capabilities, billing and systems process improvements, enhanced controls and procedures, and an expanded internal quality assurance program and technology platform. The value of our tests to patients and physicians depends on our ability to perform the tests on a timely basis and at an exceptionally high standard of quality, and on maintaining our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new facilities, equipment or processes or to hire the necessary personnel in a timely and effective manner could result in higher processing costs or an inability to meet market demand, or could otherwise affect our operating results, as we have experienced in the past.

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

From time to time, we have and may in the future enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions, such as our recent acquisition of Foresight Diagnostics. We may not be able to complete such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of an acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses, result in accounting charges, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

We are involved in legal proceedings, regulatory investigations and inquiries and other legal matters, which may have an adverse effect on our business, financial condition, results of operations and prospects.

We are involved in legal matters, including investigations, subpoenas, demands, disputes, litigation, requests for information, and other regulatory or administrative actions or proceedings, including those with respect to intellectual property, testing and test performance, billing, reimbursement, marketing, short seller and media allegations, employment, and other matters. See Note 10—Commitments and Contingencies—Legal Proceedings for a description of our legal matters.

We are responding to ongoing regulatory and governmental investigations, subpoenas and inquiries, and contesting our current legal matters, and cannot provide any assurance as to the ultimate outcome with respect to any of the foregoing. There are many uncertainties associated with these matters. Such matters may cause us to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of their merit or ultimate outcome. For example, in 2024, a jury verdict of $57 million was awarded against us in a patent infringement lawsuit filed by Ravgen, Inc., and a jury verdict of over $292 million was awarded against us in litigation with Guardant Health, Inc. Although we intend to appeal any adverse judgment, we cannot assure you that we will be successful. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of the foregoing were to occur, our business, financial condition, results of operations, cash flows, prospects, or stock price could be adversely affected.

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

As of December 31, 2025, we have $80.3 million of outstanding balance, including accrued interest, under our credit line with UBS. This credit line is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. We are required to maintain a minimum of at least $150.0 million in our UBS accounts as collateral. UBS has the right to demand full or partial payment of the credit line obligations and terminate the credit line, in its discretion and without cause, at any time.

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

We have a significant amount of net operating loss, or NOL, carryforwards that can be used to offset potential future taxable income and related income taxes. As of December 31, 2025, we had federal, state, and foreign NOL carryforwards of approximately $2.0 billion, $1.4 billion and $4.5 million, respectively, which, if not utilized, begin to expire in 2030, 2026, and 2027, respectively. Approximately $1.7 billion of these federal NOLs can be carried forward indefinitely. We also had federal research and development credit carryforwards of approximately $83.6 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $48.9 million, which begin to expire in 2031. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may not be within our control. Our ability to use these carryforwards could be limited if we experience an “ownership change” or if the tax laws are amended or otherwise changed.

Our estimates of total addressable market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates.

Total addressable market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our publicly announced estimates and forecasts relating to the size and expected growth of the markets in which we compete may prove to be inaccurate. Even if a market in which we compete meets our size estimates and forecasted growth for such market, our business could fail to grow at similar rates.

Risks Related to Reimbursement

If we are unable to expand, maintain or obtain third-party payer coverage and reimbursement for Signatera, Panorama, Horizon, and our other tests, or if we are required to refund any reimbursements already received, our revenues and results of operations would be adversely affected.

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

In making coverage determinations, third-party payers often rely on practice guidelines issued by professional societies. The practice guidelines issued by professional societies now generally acknowledge that NIPT is the most sensitive screening option for, and/or are generally supportive of NIPT in, average-risk pregnancies, in addition to high-risk pregnancies. However, while most third-party payers now reimburse for NIPT for average-risk patients, it remains the case that not all third-party payers, including state Medicaid payers, do so. Furthermore, many third-party payers do not reimburse for microdeletions screening. While we have published data on the performance of Panorama for the 22q11.2 deletion syndrome, including most recently from our SMART Study, we have and may continue to experience low reimbursement rates for Panorama for microdeletions, and we may otherwise be unable to obtain positive coverage determinations for our test. If third-party payers do not reimburse for NIPT for microdeletions in the future, our future revenues and results of operations may be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payers do not reimburse.

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

The reimbursement environment, particularly for molecular diagnostics, is continually changing and our efforts to broaden reimbursement for our tests with third-party payers may not be successful. Third parties, such as commercial health insurers and government programs, from whom we have received reimbursement may withdraw coverage or decrease the amount of reimbursement for our tests at any time and for any reason, or may otherwise adopt requirements, programs or policies that may restrict or adversely affect our business. In addition, in some cases, our tests or their uses within certain populations, such as for microdeletions, are considered experimental by third-party payers and, as a result, some payers have decided not to cover or reimburse for such tests. Some third-party payers bundle payment for multiple tests or tests that screen for multiple conditions, such as our Horizon test or our Panorama test and the separate Panorama screen for microdeletions, into a single payment rate, thereby limiting our reimbursement in those situations. Payers may also dispute our billing or coding. Based on any of the foregoing, third-party payers may also decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We deal with requests for recoupment from third-party payers from time to time in the ordinary course of our business, and it is likely that we will continue to do so in the future. See “Note 10—Commitments and Contingencies—Third-Party Payer Reimbursement Audits” in the Notes to Consolidated Financial Statements. If a third-party payer denies payment for testing, reimbursement revenue for our testing could decline. If a third-party payer successfully proves that payment for prior testing was in breach of contract or otherwise contrary to law, they may recoup payment or bring legal action to do so, which amounts could be significant and would adversely impact our results of operations, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payer in order to resolve an allegation of overpayment. Any of these outcomes might require us to restate our financials from a prior period, which would likely cause our stock price to decline. For example, in 2018 we reached a settlement with certain government payers regarding past reimbursement submissions; although the settlement involved no admission of fault by us and no corporate integrity agreement, we cannot guarantee that we will not be subject to similar claims, resulting in additional settlements or repayments, in the future.

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

We currently offer a number of genetic tests, and each of those tests is an LDT. The FDA considers an LDT to be a test that is designed, developed, validated and used within a single laboratory. Our laboratories are currently regulated under CLIA and must comply with CAP requirements, and we are subject to extensive federal and state laws and regulations. The FDA issued a final rule in May 2024 that would have subjected many LDTs to regulatory requirements including, in some cases, premarket authorization. A federal district court vacated the FDA final rule in May 2025, holding that LDTs are not subject to FDA regulation. FDA rescinded the final rule in September 2025.  FDA has not indicated how it will interpret the court ruling or whether it will seek a different regulatory approach with respect to LDTs or components thereof. In June 2025 Congress re-introduced the Verifying Accurate, Leading-edge IVCT Development Act, or VALID Act, to establish a new risk-based regulatory framework for in vitro clinical tests, or IVCTs, including IVDs, LDTs, collection devices and instruments used with such tests. This legislation was previously introduced in 2021 and 2023.

If FDA develops an alternate approach to regulating LDTs, or if Congress enacts legislation giving FDA authority to regulate our current or future LDTs, or any components or materials we use in, or software that we or our customers use as part of, our tests, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we or our suppliers work to comply with FDA requirements including, potentially, premarket authorization. Our business could be adversely affected while such review is ongoing and if we or our supplier are ultimately unable to obtain such authorization. As further described in the risk factor entitled “Uncertainty in the development and commercialization of our enhanced or new tests or services could materially adversely affect our business, financial condition and results of operations,” completing such submissions requires the expenditure of time, attention and financial and other resources, and may not yield the desired results, which may delay, limit or prevent authorization. In addition, we may require cooperation in our filings from third-party manufacturers of the components of our tests. If we are unable to obtain such required cooperation, we may be unable to achieve the desired regulatory authorizations or may be delayed or be required to expend additional costs and other resources in doing so. For example, Illumina currently is our sole sequencer and sequencing reagent supplier. If we seek to achieve marketing authorization for Panorama, to the extent that Panorama incorporates Illumina’s sequencer or sequencing reagents, we may require Illumina’s cooperation in the regulatory process. We may face difficulty obtaining cooperation from Illumina because Illumina is the parent company of Verinata, a direct competitor of ours in the NIPT field. In addition, we have been party to certain intellectual property proceedings with Illumina as described elsewhere in these Risk Factors. Moreover, if FDA premarket authorization is required, our cash flows may be adversely affected until we obtain such clearance, approval or de novo classification, as most third-party payers, including Medicaid, will not reimburse for use of medical devices which are required to, but which do not, have marketing authorization. Furthermore, the FDA may conclude that Constellation is subject to regulation as CDS, which could have an adverse impact on our ability to commercialize our Constellation software. The need to obtain regulatory clearance, approval or de novo classification for Constellation could cause us to incur substantial costs and delays and interfere with our customers’ ability to use the software in the development and commercialization of their diagnostic tests based on our technology.

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

Furthermore, the FDA or the Federal Trade Commission, or FTC, as well as state consumer protection agencies, may object to the materials and methods we use to promote the use of our current tests or other tests we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by the FDA may include, among others, untitled or warning letters; fines; injunctions; civil or criminal penalties; recall or seizure of current or future tests, products or services; operating restrictions and partial suspension or total shutdown of production. Enforcement actions by the FTC and state consumer protection agencies may include, among others, injunctions, civil penalties, and equitable monetary relief.

We may not be able to obtain approval from the FDA for Signatera PMAs currently under review or for applications that we may submit to FDA in the future.

We have submitted PMAs for Signatera for approval as a companion diagnostic. We may face difficulties in obtaining approval of these PMAs for a variety of reasons, including failure to demonstrate the safety and/or effectiveness of our tests to FDA’s satisfaction. If approval of any of our pending Signatera PMAs is delayed or denied our business could be adversely affected.

In addition, The FDA has granted us Breakthrough Device designations for our Signatera test covering its use in various applications. While receiving such designations enables us to have increased interactions with FDA, this designation does not change the requirement that we demonstrate the safety and effectiveness of our tests for each indication for which we seek approval, and we cannot assure you that these designations will lead to approval, or accelerated review or approval, of our regulatory submissions for Signatera.

Moreover, our clinical trials to support PMA approval must be conducted under an FDA-approved IDE. FDA has the authority to deny IDE submissions, or to suspend or revoke IDEs once granted, under certain conditions, including noncompliance with FDA requirements or undue risks to subjects.  If we are unable to maintain our current IDEs or to obtain IDEs that we may seek in the future, our continued ability to conduct clinical trials could be adversely affected, which could delay or prevent FDA approval. Furthermore, we cannot assure you that these studies, or studies of other tests that we may conduct in the future, will be successful or that they will be sufficient to support FDA approval If approval of any future PMAs for Signatera or any tests we develop in the future is delayed or if we are unable to obtain approval of any such PMAs, our business could be adversely affected.

Failure to obtain necessary regulatory approvals may adversely affect our ability to expand our operations internationally.

An important part of our business strategy is to expand and offer our tests internationally. As we do so, we will become increasingly subject to or impacted by the regulatory requirements of foreign jurisdictions, which are varied and complex. Our tests, and certain components of our tests, may be subject to the regulatory approval requirements in each foreign country in which they are sold by us or a laboratory partner, or by our licensees under our cloud-based distribution model, and our future performance would depend on us or our partners or licensees obtaining any necessary regulatory approvals in a timely manner. For example, while we have entered into a license agreement with BGI Genomics to commercialize our Signatera test in China using BGI Genomics’s sequencing instruments and platform, such commercialization and development activities are subject to obtaining and maintaining necessary regulatory approvals in the relevant jurisdictions. In addition, we have obtained a CE Mark from the European Commission for our Constellation software and the key reagents for our licensees to run their NIPT based on our technology, as well as a CE Mark for our Panorama test as a whole. Therefore, we offer our Panorama test as an IVD both directly and through our Constellation model in these jurisdictions. We are occasionally required to address inquiries from regulatory authorities in various countries, such as those in the European Union, regarding the regulatory status of our Panorama or Constellation offerings. If we do not continue to satisfactorily address any such questions in the future, we may be required to cease offering our products, either directly or through our partners or licensees, in the relevant country. This may in turn result in similar concerns, and subsequent cessation of our sources of revenue, in other countries.

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

Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in unanticipated delays and cost increases. For example, the European Commission adopted revised in-vitro diagnostic regulations, or IVDR, which became effective in 2022. Among others, the revised regulations introduced risk-based classification for IVDs and require notified body involvement for various classes of devices, including reproductive health tests such as Panorama, which are classified as a Class C product. As such, we are required to submit clinical evidence and post-market performance data to regulators. We or our partners or licensees may not be able to obtain regulatory approvals on a timely basis, if at all, which may cause us to incur additional costs or prevent us from marketing our tests in the United States or in foreign countries.

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

We are subject to CLIA, a federal law that, in partnership with the states, regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease or impairment of, or assessment of the health of, human beings. CLIA regulations require clinical laboratories to obtain a certificate and mandate specific standards in areas including personnel qualifications, administration, participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill federal health care programs, as well as many commercial third-party payers, for our tests. Our laboratories located in Austin, Texas; San Carlos, California; and Boulder, Colorado are CLIA certified and accredited by the College of American Pathologists, or CAP, a third-party accreditation organization with deeming, or delegated, authority from CMS to determine compliance. To renew these certifications, we are subject to a formal external survey and inspection of each site at least every two years. Moreover, CLIA and/or state inspectors may conduct random inspections of our clinical laboratory or conduct an inspection as a result of a complaint or reported incident, as has occurred. Any failure to address identified deficiencies, or to otherwise comply with CLIA, CAP or state requirements, can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation or state laboratory permit, as well as a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, suspension or exclusion from the Medicare and Medicaid programs, and significant adverse publicity. Bringing our laboratory back into compliance with CLIA requirements could cause us to incur significant expenses and potentially lose revenues in order to address deficiencies and achieve compliance.

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

Many of the sequencers, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are labeled as for research use only, or RUO. In addition, we offer a version of our Signatera test as an RUO offering. Products that are intended for research use only and are labeled as RUO are exempt from compliance with FDA requirements, including the approval, clearance or de novo classification and other product quality requirements for medical devices. A product labeled RUO but which is actually intended by the manufacturer for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FDC Act and subject to FDA enforcement action. The FDA has issued guidance stating that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution of the product, including how the product is marketed and to whom. In addition, many of the reagents used to perform our testing are offered for sale as analyte specific reagents, or ASRs. ASRs are medical devices and must comply with QMSR provisions and other device requirements, but most are exempt from premarket review. The FDA could disagree with a manufacturer’s assessment that the manufacturer’s products are ASRs, or could conclude that products labeled as RUO are actually intended by the manufacturer for clinical diagnostic use, and could take enforcement action against the manufacturer, such as us with respect to Signatera (RUO), including requiring the manufacturer to cease offering the product while it seeks clearance, approval or de novo classification. Manufacturers of RUO products that we employ in our other tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

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

Our success depends in part on our non-infringement of the patents or intellectual property rights of third parties, and our ability to successfully prevent third parties from infringing our intellectual property. We operate in a crowded technology area in which there has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the genetic diagnostics industry. Third parties, including our competitors, have asserted and may in the future assert that we are infringing their intellectual property rights; in particular, we are or have recently been engaged in patent infringement lawsuits and other intellectual property disputes against various competitors in each of the industries in which we operate, as described in “Note 10—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. We may become subject to and/or initiate future intellectual property litigation as our product portfolio, and the level of competition in our industry segments, grow.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are protected by valid and enforceable patents or are effectively maintained as trade secrets. We have worked to procure patents protecting our technologies, but our procurement efforts may not always be successful, and any patents we successfully procure may be challenged in ways that lead to post-procurement scope reduction or invalidity. For example, certain of our intellectual property is, or recently has been, the subject of challenges instituted by our competitors, as described in “Note 10—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements. These challenges may impede our ability to protect our proprietary rights from unauthorized use. In addition, any finding that others have claims of inventorship or ownership rights to our patents and applications could require us to obtain certain rights to practice related technologies, which may not be available on favorable terms.

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

Although we determined that our internal controls over financial reporting were effective as of December 31, 2025, we must continue to monitor and assess our internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.

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

Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology, or NIST, Cybersecurity Framework. We use various tools and methodologies to monitor and manage cybersecurity risks. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Our Information Security Execution Team conducts annual tabletop exercises to ensure preparedness for information security incidents. In addition, we promote a company culture of awareness and discipline in cybersecurity matters through annual employee training and education, including periodic phishing simulations.

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

We lease office facilities under non-cancelable operating lease agreements. We currently occupy approximately 136,000 square feet of laboratory and office space at 201 Industrial Road in San Carlos, California pursuant to a lease that we directly entered into with our landlord in October 2016. This lease covers two office spaces, referred to as the First Space and the Second Space. The First Space covers approximately 88,000 square feet. The Second Space covers approximately 48,000 square feet. The original lease term was approximately 84 months. An amendment was signed in January 2021 which extended the term of the lease for 48 months. The amended term of the lease commenced in October 2023 and will expire in October 2027. In July 2024, we entered into an amendment of the San Carlos lease to extend the term for 60 months to October 2032. The annual rent will be approximately $9.7 million beginning January 2025, escalating annually and may be increased if we elect to utilize additional tenant improvement allowances. In January 2025, we entered into a lease agreement for additional premises of approximately 40,700 rentable square feet in San Carlos, California, through November 2028 with an annual rent expense of approximately $1.5 million.

We lease laboratory and office space in Austin, Texas, comprising approximately 94,000 square feet pursuant to a lease expiring in November 2026. In December 2021, we entered into an amendment of the Austin lease agreement which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces, referred to as the First Expansion Premises and the Second Expansion Premises. The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commenced in September 2022. The terms of the First and Second Expansion Premises expire in March 2033. In March 2025, we entered into a lease agreement for additional premises of approximately 57,100 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.9 million. In August 2025, we entered into a lease agreement for additional premises of approximately 45,800 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.7 million. In December 2025, the Company exercised its expansion right for an additional premises of approximately 28,468 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.4 million.

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

We entered into a lease agreement in September 2023 to lease 16,319 square feet of space located in Pleasanton, California over a 60-month term. The premises will be used for laboratory and research use and commenced in December 2023. The annual lease payment starts at $0.5 million and increases annually. In December 2025, the Company entered in an amendment to extend the existing premises and expand to an additional premises of 15,485 rentable square feet in Pleasanton, California through March 2034. The combined annual lease payment will be approximately $0.9 million.

In December 2025, as part of the business combination, we assumed a lease agreement for approximately 25,718 square feet of space located in Boulder, Colorado. The premises are used for general office, laboratory, and research use. The lease term extends through June 2034, and the annual lease payments commence at approximately $1.5 million and escalate anually.

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

For information regarding certain current legal proceedings, see “Note 10—Commitments and Contingencies—Legal Proceedings” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “NTRA”.

Holders

As of January 31, 2026, we had 54 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act except to the extent we specifically incorporate it by reference into such filing. The following graph compares the cumulative total stockholder return on our common stock over the five-year period ending on December 31, 2025, with the cumulative total return of (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index over the same period. The chart assumes $100 was invested at the close of market on January 4, 2021, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

		Nasdaq	Nasdaq
Trade Date	Natera, Inc.	Biotechnology	Composite
Base period 1/4/2021	$100.00	$100.00	$100.00
12/31/2021	$96.97	$99.96	$123.20
12/31/2022	$41.71	$89.05	$82.42
12/31/2023	$65.04	$92.38	$118.21
12/31/2024	$164.37	$91.11	$152.07
12/31/2025	$237.87	$120.63	$183.03

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

Overview

We are a diagnostics company with proprietary molecular and bioinformatics technology that we are applying to change disease management worldwide. Our cell-free DNA, or cfDNA, technology combines our novel molecular assays, which reliably measure many informative regions across the genome, from samples as small as a single cell, with our statistical algorithms that incorporate data available from the broader scientific community to identify genetic variations,  covering a wide range of serious conditions with high accuracy and coverage. We aim to make personalized genetic testing and diagnostics part of the standard of care to protect health and inform earlier and provide more targeted interventions that help lead to longer, healthier lives.

We provide a comprehensive suite of products to improve patient care outcomes in three main areas of healthcare – oncology, women’s health, and organ health. We generate the majority of our revenues from the sale of Panorama, our non-invasive prenatal test (“NIPT”) and Horizon, our genetic carrier screening test. In addition to Panorama, our product offerings in women’s health include Fetal Focus, our noninvasive prenatal test for single-gene inherited conditions, Vistara, our single-gene NIPT that screens for conditions that may affect quality of life, and Anora, our test to help determine underlying reasons for occurrence of miscarriage, and Empower, our hereditary cancer screening test which we also offer through our oncology sales channel. In oncology, we offer Signatera, our personalized ctDNA blood test for MRD assessment, early recurrence monitoring, and evaluation of treatment response in patients previously diagnosed with cancer. We also offer Latitude, our blood-based MRD test for colorectal cancer that does not require a tumor tissue sample, as well as Altera, a comprehensive genomic profiling test to support treatment decisions and therapy selection.

We process tests in our laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, primarily in Austin, Texas and San Carlos, California; our laboratory in Boulder, Colorado performs clinical trials testing. A portion of our testing is performed by third-party laboratories. Our customers include independent laboratories, national and regional reference laboratories, medical centers and physician practices for our screening tests, and research laboratories and pharmaceutical companies. We market and sell our tests through our direct sales force and, for our women’s health tests, through our laboratory distribution partners. We bill clinics, laboratory distribution partners, patients, pharmaceutical companies and insurance payers for the tests we perform. In cases where we bill laboratory distribution partners, our partners in turn bill clinics, patients and insurers. The majority of our revenue comes from insurers with whom we have in-network contracts. Such insurers reimburse us for our tests pursuant to our in-network contracts with them, based on positive coverage determinations, which means that the insurer has determined that the test in general is medically necessary for this category of patient.

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

During the year ended December 31, 2025, we processed approximately 3,525,500 tests, comprised of approximately 3,468,700 tests accessioned in our laboratories. During the year ended December 31, 2024, we processed approximately 3,064,600 tests, comprised of approximately 3,001,900 tests accessioned in our laboratories. During the year ended December 31, 2023, we processed approximately 2,496,100 tests, comprised of approximately 2,426,500 tests accessioned in our laboratories. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratories as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force were 95%, 94% and 91% for the years ended December 31, 2025, 2024, and 2023, respectively. The percent of our revenues attributable to U.S. laboratory partners for the years ended December 31, 2025, 2024, and 2023, was 3%, 4% and 6%, respectively. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory partners and other international sales was 2%, 2% and 3% for the years ended December 31, 2025, 2024 and 2023, respectively.

For the year ended December 31, 2025, total revenues were $2,306.1 million, compared to $1,696.9 million and $1,082.6 million in the years ended December 31, 2024 and 2023, respectively. Product revenues generated from our testing accounted for $2,295.8 million or nearly 100% of total revenues for the year ended December 31, 2025, compared to $1,685.1 million or 99% of total revenues for the year ended December 31, 2024 and $1,068.5 million or 99% of total revenues for the year ended December 31, 2023. For the years ended December 31, 2025, 2024, and 2023, there were no customers exceeding 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $41.8 million, representing 2% of total revenues for the year ended December 31, 2025. For the year ended December 31, 2024, revenues from customers outside the United States were $39.2 million, representing approximately 2% of total revenues. For the year ended December 31, 2023, revenues from customers outside the United States were $34.9 million, representing approximately 3% of total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.

Our net losses for the years ended December 31, 2025, 2024, and 2023, were $208.2 million, $190.4 million, and $434.8 million, respectively. This included non-cash stock compensation expense of $354.4 million, $274.4 million, and $191.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2.8 billion.

Components of the Results of Operations

The section of this Management’s Discussion and Analysis generally discusses year-to-year comparisons between 2025 and 2024. Discussions of year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

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

Cost of Product Revenues

The components of our cost of product revenues are material and service costs, depreciation charges associated with testing equipment, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, costs incurred from third party test processing fees, and allocated overhead such as rent, information technology costs, leasehold depreciation and utilities. Costs associated with Whole Exome Sequencing, are also included, as well as labor costs, relating to our Signatera CLIA and Signatera research use only offerings. Costs associated with performing tests are recorded when the test is accessioned. We expect cost of product revenues to increase as the number of tests we perform increases.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies and estimates to be revenue recognition, stock-based compensation attributable to performance-based awards, and certain management assumptions used in the estimation of the fair value of intangible assets acquired in a business combination.

Product Revenues

The total consideration the Company expects to collect in exchange for the Company’s products is an estimate and may be fixed or variable. Consideration includes reimbursement from both patients and insurance carriers, adjusted for variable considerations related to disallowed cases, percent of patient responsibility collected, refunds and reserves, and is estimated using the expected value method. For insurance carriers and product types with similar reimbursement characteristics, the Company uses a portfolio of relevant historical data to estimate variable consideration and total collections for the Company’s products. The Company constrains the estimated variable consideration when it determines it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods.

Stock-Based Compensation Attributable to Performance-Based Awards

Stock-based compensation expense for restricted stock units and stock options with performance metrics is calculated based upon probability of achievement of the metrics specified in the grant. Stock-based compensation expense for performance-based awards is recognized when it becomes probable that the performance conditions will be met. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. The measurement of stock-based compensation is subject to potential adjustment based on the underlying equity instruments that ultimately vest, with the resulting change in value, if any, recognized in our statements of operations and comprehensive loss during the period that the related services are rendered.

Valuation of Intangible Assets Acquired in a Business Combination

In conjunction with the completion of the Company’s acquisition of Foresight Diagnostics in December 2025, we acquired a developed technology intangible asset for which we determined the acquisition date fair value using a multi-period excess earnings income approach valuation model that discounts expected future cash flows to present value. The expected future cash flows used in the valuation model include significant assumptions that form the basis of the forecasted results, principally the clinical revenue and related growth rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

Recent Accounting Pronouncements

We believe that the impact of accounting standards updates recently issued that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Results of Operations

Comparison of the years ended December 31, 2025, 2024, and 2023

	Year Ended December 31,			Changes
(in thousands)	2025	2024	2023	2025 - 2024		2024 - 2023
				Amount	Percent	Amount	Percent
Revenues:
Product revenues	$2,295,820	$1,685,074	$1,068,522	$610,746	36.2%	$616,552	57.7%
Licensing and other revenues	10,293	11,837	14,049	(1,544)	(13.0)	(2,212)	(15.7)
Total revenues	2,306,113	1,696,911	1,082,571	609,202	35.9	614,340	56.7
Cost and expenses:
Cost of product revenues	810,627	672,304	588,564	138,323	20.6	83,740	14.2
Cost of licensing and other revenues	2,306	1,449	1,267	857	59.1	182	14.4
Research and development	624,110	404,138	320,678	219,972	54.4	83,460	26.0
Selling, general and administrative	1,177,261	841,314	618,307	335,947	39.9	223,007	36.1
Amortization of acquired intangible assets	1,720	—	—	1,720	100.0	—	—
Total cost and expenses	2,616,024	1,919,205	1,528,816	696,819	36.3	390,389	25.5
Loss from operations	(309,911)	(222,294)	(446,245)	(87,617)	(39.4)	223,951	50.2
Interest expense	(4,069)	(10,685)	(12,638)	6,616	61.9	1,953	15.5
Interest and other income, net	45,891	43,248	24,353	2,643	6.1	18,895	77.6
Loss before income taxes	(268,089)	(189,731)	(434,530)	(78,358)	(41.3)	244,799	56.3
Income tax benefit (expense)	59,929	(695)	(271)	60,624	8,722.9	(424)	(156.5)
Net loss	$(208,160)	$(190,426)	$(434,801)	$(17,734)	(9.3)%	$244,375	56.2%

Revenues

Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, Signatera and other oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the year ended December 31, 2025 increased by $609.2 million, or 35.9%, when compared to the year ended December 31, 2024.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the year ended December 31, 2025, total reported units were approximately 3,342,500, comprised of approximately 3,288,600 tests reported in our laboratories. Comparatively, during the year ended December 31, 2024, total reported units were approximately 2,926,400, comprised of approximately 2,867,400 tests reported in our laboratories. During the year ended December 31, 2025 and 2024, total oncology units processed were approximately 800,800 and 528,200, respectively.

Product Revenues

During the year ended December 31, 2025, product revenues increased by $610.7 million, or 36.2%, compared to the year ended December 31, 2024, as a result of the continued revenue growth from increased test volumes as well as average selling price improvements.

Licensing and Other Revenues

Licensing and other revenues decreased by $1.5 million, or 13.0%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to the termination of certain collaborative agreements.

Cost of Product Revenues

During the year ended December 31, 2025, cost of product revenues increased by $138.3 million or 20.6% when compared to the year ended December 31, 2024, primarily due to higher costs related to inventory consumption of $57.2 million driven by an increase in accessioned cases, a $23.7 million increase in third-party fees, a $57.4 million increase in shipping, equipment and related depreciation expense, labor, overhead, and other related costs driven by headcount growth and product support.

Cost of Licensing and Other Revenues

Cost of licensing and other revenues for the year ended December 31, 2025, when compared to the year ended December 31, 2024, increased by approximately $0.9 million, or 59.1%, primarily due to a net increase in costs to support our collaborative agreements.

Expenses

Research and Development

Research and development expenses during the year ended December 31, 2025 increased by $220.0 million, or 54.4%, when compared to the year ended December 31, 2024. The increase was attributable to an increase of $127.3 million in salary and related compensation expenditures (including a $32.0 million increase in stock-based compensation expense), a $19.4 million increase in consulting expenses, a $21.6 million increase in office related expenses, a $40.9 million increase in lab related and clinical trial expenses, a $6.5 million net increase in facilities related expenses and a $4.3 million increase in travel and other expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $335.9 million, or 39.9%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was attributable to an increase of $212.6 million in salary and related compensation expenditures (including a $41.1 million increase in stock-based compensation expense), a $25.2 million increase in consulting expenses, a $28.5 million increase in marketing expenses, a $8.7 million increase in travel related costs, a $14.5 million increase in office costs, a $9.4 million increase in vendor expenses, a $30.6 million increase in legal related expenses, and a $6.4 million increase in facilities and other costs.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased by $1.7 million, or 100%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was attributed to the amortization of intangibles acquired as part of the business combination with Foresight Diagnostics.

Interest Expense

Interest expense decreased by $6.6 million, 61.9%, in the year ended December 31, 2025 compared to the same period in the prior year due to the redemption of the Convertible Notes in October 2024.

Interest and Other Income

Interest and other income increased by $2.6 million, or 6.1%, in the year ended December 31, 2025, compared to the same period in the prior year, primarily due to unrealized gains on warrant valuations.

Income Tax Benefit (Expense)

Income tax benefit (expense) increased by $60.6 million, or 8,722.9%, in the year ended December 31, 2025, compared to the same period in the prior year, primarily due to a tax benefit from a partial release of the valuation allowance in connection with the acquisition of Foresight Diagnostics. See Note 3, Business Combination, for further details.

Liquidity and Capital Resources

We have incurred net losses each year since our inception. For the year ended December 31, 2025, we had a net loss of $208.2 million, and we expect to continue to incur net losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of December 31, 2025, we had an accumulated deficit of $2.8 billion. As of December 31, 2025, we had $1.1 billion in cash and cash equivalents and restricted cash, and $80.3 million of outstanding balance on the Credit Line including accrued interest. As of December 31, 2025, we have $20.0 million remaining and available on the Credit Line.

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

Based on our current business plan, we believe that our existing cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least 12 months after February 26, 2026.

Credit Line Agreement

In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate was subsequently changed to the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 1.21%. The SOFR rate is variable. The Credit Line was subsequently increased from $50.0 million to $150.0 million. In June 2023, the Credit Line decreased to $100.0 million. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of December 31, 2025, the total principal amount outstanding with accrued interest was $80.3 million and $20.0 million is remaining and available under the Credit Line.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2025	2024	2023

	(in thousands)
Cash provided by (used in) operating activities	$215,301	$135,664	$(246,955)
Cash (used in) provided by investing activities	(132,209)	137,624	168,498
Cash provided by financing activities	47,461	30,204	254,461
Net change in cash, cash equivalents and restricted cash	130,553	303,492	176,004
Cash, cash equivalents and restricted cash, beginning of period	945,587	642,095	466,091
Cash, cash equivalents and restricted cash, end of year	$1,076,140	$945,587	$642,095

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities during the year ended December 31, 2025 was $215.3 million. The net loss of $208.2 million includes $413.5 million in non-cash charges resulting from $41.8 million of depreciation and amortization, $1.7 million of amortization of acquired intangibles, $354.4 million of stock-based compensation expense, $20.2 million of non-cash lease expense, offset by a $3.2 million change in fair value of warrants and preferred stock and a $1.4 million decrease in non-cash expense recovery. Operating assets had cash outflows of $4.6 million resulting from a $20.9 million increase in inventory and a $8.6 million increase in prepaid expenses and other assets, offset by a $20.7 million decrease in accounts receivable and a $4.2 million decrease in operating lease right-of-use assets. Operating liabilities had cash inflows of $14.6 million resulting from a $60.3 million increase in accrued compensation, a $0.8 million increase in accounts payable, a $31.3 million increase in other accrued liabilities, and a $2.8 million increase in deferred revenue, offset by a $60.8 million decrease in deferred tax liability and a $19.8 million decrease in lease liabilities.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2025 totaled $132.2 million, comprised of $106.2 million in acquisitions of property and equipment, $33.0 in purchase of intangible asset and $16.0 million in acquisition of business offset by $23.0 million from proceeds of investments maturities.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 totaled $47.5 million comprised of $22.5 million from proceeds from the exercise of stock options and $25.0 million from the issuance of common stock under our employee stock purchase plan, offset by $0.1 million related to stock issuance costs.

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

Credit Line

The short-term debt obligations consist of the $80.3 million principal amount drawn from the UBS Credit Line, or the Credit Line, and applicable interest. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%, and it is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. We are required to maintain a minimum of at least $150.0 million in our UBS accounts as collateral which has been classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. The interest rate was subsequently changed to the 30-day SOFR average, plus 1.21%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. In October 2023, the interest rate was subsequently changed to the 30-day SOFR average, plus 0.5%. Please refer to Note 12, Debt, for further details.

Inventory purchase and other contractual obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, testing, manufacturing, and other services for operational purposes. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures. Please refer to Note 10, Commitments and Contingencies for further details.

Operating leases

Our future minimum lease payments consist of $169.5 million, as described in Note 9, Leases, which excludes $1.5 million of lease commitments related to payments for leases executed but not yet commenced to be paid over the respective terms of such leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), as of December 31, 2025. As a result, these leases are not reflected within the consolidated balance sheets.

The following table summarizes our contractual commitments as of December 31, 2025:

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Short-term debt obligations(1)	$80,000	$80,000	$—	$—	$—
Interest accrued on debt(2)	323	323	—	—	—
Inventory purchase and other contractual obligations(3)	256,942	171,251	78,315	4,793	2,583
Total	$337,265	$251,574	$78,315	$4,793	$2,583

(1)	Represents proceeds drawn from our Credit Line.
(2)	Represents interest accrued on our Credit Line.
(3)	Represents various inventory purchase and other contractual obligations. Please refer to contractual commitments disclosures provided in Note 10, Commitments and Contingencies for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line had an interest rate set at the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 1.21%. The SOFR rate is variable. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.3 million gross debt outstanding on our Credit Line, including principal and accrued interest as of December 31, 2025. Our investment portfolio is exposed to market risk from changes in interest rates. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. We do not hold any short-term investments as of December 31, 2025.

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

NATERA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Natera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natera, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Revenue
Description of the Matter

As described in Note 4 of the consolidated financial statements, product revenue is recognized in an amount equal to the total consideration expected to be received at a point in time when the genetic testing services are delivered. The Company disaggregated revenues by payor types, for which the Company recognized product revenues from insurance carriers and patients totaling $2,171.2 million and $31.8 million, respectively, during the year ended December 31, 2025. The Company used a portfolio of relevant historical data to estimate variable consideration. Consideration expected to be received for test results is estimated based on a variety of factors, including historical and current payment trends, as well as expectations of future collections.

Auditing the measurement of product revenue related to genetic testing services performed on behalf of patients was complex due to the extent of the procedures required to assess management’s estimates of consideration expected to be received for genetic testing services.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the measurement of revenue related to tests performed on behalf of patients. Our procedures included testing controls related to management’s review of the inputs and assumptions used in estimating the consideration expected to be received for tests performed on behalf of patients.

We performed audit procedures that included, among others, assessing the methodologies used to estimate consideration expected to be received for tests performed on behalf of patients. We performed sensitivity analyses regarding the estimates of consideration expected to be received.  Additionally, we tested the completeness and accuracy of the underlying data used by the Company in its analysis and management’s supporting calculations of product revenue recognition. We also performed an evaluation of actual cash collections versus expectations to assess the accuracy of estimates made in prior periods.

Valuation of Developed Technology Intangible Asset Acquired in a Business Combination
Description of the Matter

As described in Note 3 to the consolidated financial statements, on December 4, 2025, the Company completed its acquisition of Foresight Diagnostics, Inc. (“Foresight Diagnostics”). The transaction was accounted for as a business combination using the acquisition method of accounting. The acquisition date fair values of acquired assets consisted principally of a finite-lived developed technology intangible asset, which was valued to be $335.3 million. The developed technology intangible asset was valued using a multi-period excess earnings income approach that discounts expected future cash flows to present value.

Auditing the acquisition date fair value of the developed technology intangible asset was complex due to the significant estimation required by management to determine the fair value of the developed technology intangible asset. The significant assumptions used to estimate the fair value of the developed technology intangible asset included the forecasted clinical revenue and related growth rate, which form the basis of the forecasted results used in the valuation approach. These significant assumptions were forward-looking and could be affected by expected future economic and market conditions.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of the Company’s internal controls over the determination of the estimated fair value of the acquired developed technology intangible asset. For example, we tested controls over management's review of the forecasted clinical revenue and related growth rate significant assumptions used to develop the fair value estimate of the developed technology intangible asset. We also tested management's controls to validate that the data used in the fair value estimate was complete and accurate.

To test the Company’s estimated fair value of the acquired developed technology intangible asset, our audit procedures included, among others, evaluating the Company’s selection of the forecasted clinical revenue and related growth rate significant assumptions. We also tested the completeness and accuracy of the underlying data utilized in the valuation. For example, we compared the revenue projections to historical data for comparable products, current industry trends, and other relevant factors. We also performed sensitivity analyses over the forecasted clinical revenue and related growth rate significant assumptions to evaluate the impact that changes in these significant assumptions would have on the fair value of the acquired developed technology intangible asset.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Jose, California

February 26, 2026

Natera, Inc.

Consolidated Balance Sheets

(in thousands, except par value amount)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash, cash equivalents and restricted cash	$1,076,140	$945,587
Short-term investments	—	22,689
Accounts receivable, net of allowance of $8,018 in 2025 and $7,259 in 2024	296,528	314,165
Inventory	68,443	44,744
Prepaid expenses and other current assets	55,828	48,635
Total current assets	1,496,939	1,375,820
Property and equipment, net	241,184	162,046
Operating lease right-of-use assets	108,541	86,149
Goodwill	141,070	—
Intangible assets	373,713	10,933
Other assets	36,897	25,787
Total assets	$2,398,344	$1,660,735

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,156	$34,922
Accrued compensation	92,603	62,114
Contingent consideration payable, current portion	21,580	—
Deferred revenue, current portion	24,907	19,754
Short-term debt financing	80,323	80,362
Other accrued liabilities	188,659	146,893
Total current liabilities	441,228	344,045
Contingent consideration payable, long-term portion	96,780	—
Deferred tax liability, long-term portion	701	—
Operating lease liabilities, long-term portion	118,473	96,588
Deferred revenue, long-term portion	17,062	16,838
Other liabilities	11,687	7,844
Total liabilities	685,931	465,315
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both December 31, 2025 and 2024; 139,693 and 132,646 shares issued and outstanding at December 31, 2025 and 2024, respectively	14	12
Additional paid in capital	4,488,679	3,763,614
Accumulated deficit	(2,776,022)	(2,567,862)
Accumulated other comprehensive loss	(258)	(344)
Total stockholders’ equity	1,712,413	1,195,420
Total liabilities and stockholders’ equity	$2,398,344	$1,660,735

See accompanying notes.

Natera, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023

Revenues
Product revenues	$2,295,820	$1,685,074	$1,068,522
Licensing and other revenues	10,293	11,837	14,049
Total revenues	2,306,113	1,696,911	1,082,571
Cost and expenses
Cost of product revenues	810,627	672,304	588,564
Cost of licensing and other revenues	2,306	1,449	1,267
Research and development	624,110	404,138	320,678
Selling, general and administrative	1,177,261	841,314	618,307
Amortization of acquired intangible assets	1,720	—	—
Total cost and expenses	2,616,024	1,919,205	1,528,816
Loss from operations	(309,911)	(222,294)	(446,245)
Interest expense	(4,069)	(10,685)	(12,638)
Interest and other income, net	45,891	43,248	24,353
Loss before income taxes	(268,089)	(189,731)	(434,530)
Income tax benefit (expense)	59,929	(695)	(271)
Net loss	$(208,160)	$(190,426)	$(434,801)
Unrealized gain on available-for-sale securities and foreign currency translation adjustment	86	2,741	13,277
Comprehensive loss	$(208,074)	$(187,685)	$(421,524)

Net loss per share (Note 15):
Basic and diluted	$(1.52)	$(1.53)	$(3.78)

Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	136,721	124,718	114,997

See accompanying notes.

Natera, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital		Income (Loss)
Balance as of December 31, 2022	111,255	11	2,664,730	(1,942,635)	(16,362)	705,744
Issuance of common stock upon exercise of stock options	298	—	3,892	—	—	3,892
Issuance of common stock under employee stock purchase plan	392	—	15,128	—	—	15,128
Issuance of stock for bonuses	349	—	19,774	—	—	19,774
Issuance of common stock for IPR&D milestone	336	—	14,435	—	—	14,435
Issuance of common stock for public offering, net	4,550	—	235,441	—	—	235,441
Vesting of restricted stock units	2,401	—	—	—	—	—
Stock-based compensation	—	—	192,437	—	—	192,437
Unrealized gain on available-for-sale securities and foreign currency translation adjustment	—	—	—	—	13,277	13,277
Net loss	—	—	—	(434,801)	—	(434,801)
Balance as of December 31, 2023	119,581	$11	$3,145,837	$(2,377,436)	$(3,085)	$765,327
Issuance of common stock upon exercise of stock options	1,626	—	12,988	—	—	12,988
Issuance of common stock under employee stock purchase plan	369	—	17,298	—	—	17,298
Issuance of stock for bonuses	270	—	24,071	—	—	24,071
Issuance of common stock for Convertible Notes and accrued interest	7,532	1	286,729	—	—	286,730
Vesting of restricted stock units	3,268	—	—	—	—	-
Stock-based compensation	—	—	276,691	—	—	276,691
Unrealized gain on available-for-sale securities and foreign currency translation adjustment	—	—	—	—	2,741	2,741
Net loss	—	—	—	(190,426)	—	(190,426)
Balance as of December 31, 2024	132,646	$12	$3,763,614	$(2,567,862)	$(344)	$1,195,420
Issuance of common stock upon exercise of stock options	370	—	22,536	—	—	22,536
Issuance of common stock under employee stock purchase plan	216	—	25,035	—	—	25,035
Issuance of stock for bonuses	228	—	32,875	—	—	32,875
Issuance of common stock pursuant to business combination, net	1,137	—	287,316	—	—	287,316
Vesting of restricted stock units	5,096	2	—	—	—	2
Stock-based compensation	—	—	357,303	—	—	357,303
Unrealized gain on available-for-sale securities and foreign currency translation adjustment	—	—	—	—	86	86
Net loss	—	—	—	(208,160)	—	(208,160)
Balance as of December 31, 2025	139,693	$14	$4,488,679	$(2,776,022)	$(258)	$1,712,413

See accompanying notes.

Natera, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(208,160)	$(190,426)	$(434,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,764	30,968	24,097
Amortization of acquired intangible assets	1,720	—	—
Expensed in-process research and development	—	—	2,679
Non-cash lease expense	20,198	15,325	14,519
Stock-based compensation	354,404	274,428	191,808
Amortization of premiums and accretion of purchase discounts on investment securities	32	(618)	1,087
Change in fair value of warrants and preferred stock of related party equity investment	(3,235)	—	—
Foreign exchange adjustment	17	462	265
Amortization of debt discount and issuance cost	—	991	1,292
Non-cash interest expense	(39)	2,835	52
Non-cash expense recovery	(1,445)	(442)	—
Changes in operating assets and liabilities:
Accounts receivable	20,752	(35,876)	(33,904)
Inventory	(20,871)	(3,985)	(5,353)
Operating lease right-of-use assets	4,229	—	8,354
Prepaid expenses and other assets	(8,634)	10,807	(26,072)
Accounts payable	753	13,210	(15,458)
Accrued compensation	60,269	40,328	21,619
Deferred tax liability	(60,800)	—	—
Operating lease liabilities	(19,751)	(16,819)	(12,448)
Other accrued liabilities	31,345	(6,376)	10,347
Deferred revenue	2,753	852	4,962
Net cash provided by (used in) operating activities	215,301	135,664	(246,955)
Investing activities:
Purchases of investments	—	(122,010)	(98,303)
Proceeds from sale of investments	—	24,822	—
Proceeds from maturity of investments	23,000	314,400	306,000
Purchases of property and equipment, net	(106,188)	(66,423)	(39,199)
Purchase of intangible assets, net	(33,000)	(10,495)	—
Investment in related party	—	(2,670)	—
Cash paid for business combination, net	(16,021)	—	—
Net cash (used in) provided by investing activities	(132,209)	137,624	168,498
Financing activities:
Proceeds from exercise of stock options	22,536	12,988	3,892
Proceeds from the issuance of common stock under the employee stock purchase plan	25,037	17,298	15,128
Proceeds from public offering, net of issuance cost	—	—	235,441
Stock issuance costs	(112)	—	—
Cash redemption on Convertible Note	—	(82)	—
Net cash provided by financing activities	47,461	30,204	254,461

Net change in cash, cash equivalents and restricted cash	130,553	303,492	176,004
Beginning cash, cash equivalents and restricted cash	945,587	642,095	466,091
Ending cash, cash equivalents and restricted cash	$1,076,140	$945,587	$642,095
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$499	$1,307	$295
Cash paid for interest	$4,069	$7,897	$11,346
Non-cash activities:
Purchases of property and equipment in accounts payable and accruals	$(1,014)	$9,374	$1,582
Acquisition of warrants	$—	$9,424	$—
Amounts accrued for acquisition of intangible assets	$3,000	$1,400	$—
Contingent consideration for business combination	$118,360	$—	$—
Issuance of common stock for business combination	$287,428	$—	$—
Issuance of common stock for IPR&D milestone	$—	$—	$14,435
Issuance of common stock for bonuses	$32,875	$24,071	$19,774
Stock-based compensation included in capitalized software development costs	$2,899	$2,263	$629
Debt and interest converted into equity	$—	$286,730	$—

See accompanying notes

Natera, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Natera, Inc. (the “Company”) was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change disease management worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome from samples as small as a single cell, with its statistical algorithms that incorporate data available from the broader scientific community to identify genetic variations covering a wide range of serious conditions with high accuracy and coverage. The Company focuses on applying its technology to three main areas of healthcare – oncology, women’s health and organ health. In oncology, the Company commercializes personalized blood-based DNA tests designed to optimize therapy decisions from diagnosis to survivorship. In the women’s health space, the Company develops and commercializes non- or minimally- invasive tests to support a range of women’s health needs, from prenatal testing to hereditary cancer screening. In organ health, the Company offers tests to assess kidney, heart, and lung transplant rejection as well as genetic testing for chronic kidney disease. The Company operates laboratories in Austin, Texas, San Carlos, California, and Boulder, Colorado, certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of oncology, women’s health and organ health.

The Company’s key product offerings include its Panorama Non-Invasive Prenatal Test (“Panorama”) that screens for chromosomal abnormalities of a fetus in single and twin pregnancies, typically with a blood draw from the mother; Horizon Carrier Screening (“Horizon”) to determine carrier status for a large number of severe genetic diseases that could be passed on to the carrier’s children; its Signatera molecular residual disease test (“Signatera”) to detect circulating tumor DNA in patients previously diagnosed with cancer to assess molecular residual disease, monitor for recurrence, and evaluate treatment response; and its Prospera test, to assess organ transplant rejection in patients who have undergone kidney, heart, or lung transplantation. All testing is available principally in the United States with Panorama testing available to customers outside of the United States, primarily in Europe. Additionally, the Company also offers a cloud-based software platform, Constellation, that enables laboratory customers to gain access through the cloud to the Company’s algorithms and bioinformatics to validate and launch their own tests based on the Company’s technology.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Liquidity Matters

The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $208.2 million for the year ended December 31, 2025 and an accumulated deficit of $2.8 billion as of December 31, 2025. As of December 31, 2025, the Company had $1.1 billion in cash, cash equivalents, and restricted cash and $80.3 million of outstanding balance on the Credit Line (as defined in Note 12, Debt) including accrued interest. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line which is classified as cash, cash equivalents, or short-term investments in the consolidated balance sheets. As of December 31, 2025, the Company had $20.0 million remaining and available on its Credit Line.

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

Based on the Company’s current business plan, the Company believes that its existing cash will be sufficient to meet its anticipated cash requirements for at least 12 months after February 26, 2026.

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other assumptions it believes to be applicable and evaluates them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation. Such items included the reclassification of intangible assets from other assets on the consolidated balance sheets.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, that results of operations for acquired companies are included in the Company’s results of operations beginning on the acquisition date and that assets acquired, and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition-related expenses and post-combination integration and employee compensation costs are recognized separately from the business combination and are expensed as incurred.

Contingent consideration obligations incurred in connection with a business combination are recorded at their estimated fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. The determination of fair value requires management to make significant estimates, particularly with respect to identified acquired intangible assets. These estimates are inherently uncertain and subject to change as additional information is obtained during the measurement period, which lasts for up to one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations and comprehensive loss. See Note 3, Business Combination, for details.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of cash, liquid demand deposits, and money market funds whose fund policies require the weighted average maturity of the fund’s securities holdings not to exceed 90 days. Restricted cash as of December 31, 2025 and 2024 was immaterial. Cash equivalents do not include U.S. Treasuries.

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

Available-for-sale debt securities. The amended guidance from ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires the measurement of expected credit losses for available-for-sale debt securities held at the reporting date over the remaining life based on historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluated its investment portfolio under the available-for-sale debt securities impairment model guidance and determined the Company’s investment portfolio is composed of low-risk, investment grade securities and thus has not recorded an expected credit loss for its investment portfolio. Further, as the Company did not hold any investments as of December 31, 2025, there were no gross unrealized losses on available for sale securities.

Accounts Receivable, net of allowance

Trade accounts receivable and other receivables. The allowance for doubtful accounts for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 8, Balance Sheet Components, for a roll-forward of the allowance for doubtful accounts related to trade accounts receivable for years ended December 31, 2025, 2024, and 2023.

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

The Company analyzes its inventory to determine whether the composition of its inventory is obsolete or slow-moving. A write down of specifically identified unusable, or obsolete inventory in the period is recognized by considering product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. Inventory reserves as of December 31, 2025 and 2024 were not material.

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

The Company amortizes its internal-use software over the estimated useful lives of three years. The net book value of capitalized software held for internal use was $31.2 million and $17.1 million as of December 31, 2025 and 2024, respectively. Amortization expense for amounts previously capitalized for the years ended December 31, 2025, 2024, and 2023, was $5.0 million, $3.5 million, and $2.4 million, respectively.

Operating Lease Right-of-Use Assets

The Company determines if an arrangement is or contains a lease at inception and classifies each lease as operating or financing. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments made during the lease term, net of any tenant improvement allowance. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of committed lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which includes assumptions made including the Company’s estimated credit rating, annual percentage yields from corporate debt financings of companies of similar size and credit rating over a loan term approximating the remaining term of each lease, and government bond yields for terms approximating the remaining term of each lease in countries where the leased assets are located. Certain leases include payments of operating expenses that are dependent on the landlord’s estimate, and these variable payments are therefore excluded from the lease payments used to determine the operating lease right-of-use asset and lease liability. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Operating lease right-of-use assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company elected to not apply the recognition requirements of Topic 842 to short-term leases with terms of 12 months or less. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term.

Goodwill and Intangible Assets

The excess of the fair value of consideration transferred over the fair value of the net assets acquired in a business combination is recorded as goodwill. Goodwill is not amortized and is tested for impairment, at least annually, at the reporting unit level. The Company has one reporting unit, as described within Note 16, Segment Reporting. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company considers qualitative factors such as macroeconomic conditions, industry and market considerations, and overall financial performance of the Company. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of the Company’s reporting unit exceeds its fair value, in which case an impairment loss is recognized to the extent that the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. Amortization expense related to intangible assets acquired via business combinations are recorded in amortization of acquired intangible assets expense in the consolidated statements of operations and comprehensive loss. Amortization expense related to all other intangible assets was recorded to the functional category to which it primarily relates in the consolidated statements of operations and comprehensive loss. The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on its finite-lived intangible assets or goodwill for the periods presented in these consolidated financial statements.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. To the extent the future expected undiscounted cash flows are less than the carrying value of the asset, an impairment loss would be measured based on the excess carrying value of the asset’s carrying value over its fair value, as determined based on discounted estimated future cash flows. The Company did not incur any material impairment charges during the years ended December 31, 2025, 2024, and 2023.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments.

	December 31,
	2025	2024

	(in thousands)
Beginning balance	$(344)	$(3,085)
Net unrealized gain (loss) on available-for-sale securities, net of tax and foreign currency translation adjustment	86	2,741
Ending balance	$(258)	$(344)

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

See Note 4, Revenue Recognition, for detailed discussions of product revenues, licensing and other revenues, and how the five steps described above are applied.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $10.6 million, $2.3 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Product Shipment Costs

The Company expenses product shipment costs, which include biological samples for processing, in cost of product revenues in the accompanying statements of operations. Shipping and handling costs for the years ended December 31, 2025, 2024, and 2023 were $54.7 million, $43.5 million, and $42.2 million, respectively.

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized. See further discussion in Note 14, Income Taxes.

Defined Contribution Plan Costs

The Company has a defined contribution plan (the “Defined Contribution Plan”) for its employees which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Total consolidated contribution expense under these plans was $15.3 million, $10.7 million and $8.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options issued to employees and non-employees. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. For all stock options granted, the Company calculates the expected term based on the weighted average actual terms of stock option awards. Beginning January 1, 2023, the Company determined expected volatility using the historical volatility of its common stock over the expected term of the award. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

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

The Monte Carlo simulation model is used to estimate the fair value of market-based condition awards. The model requires the input of the Company's expected stock price volatility, the expected term of the awards, and a risk-free interest rate. See further discussion on the valuation assumptions used under Note 11.

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

Related Party Transactions

On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”) and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million which was allocated $2.2 million for preferred shares and $1.8 million for warrants. In August 2024, the Company participated in a subsequent round of the series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors and does not participate or direct the day-to-day activities of MyOme. Because MyOme is a privately-held company without readily determinable fair values, the Company elected to account for its preferred Series B share investment in MyOme using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. When indicators exist and the estimated fair value of the investment is below its carrying amount, the Company would adjust the investment to fair value. The change in carrying value resulting from the remeasurements would be recognized in interest and other income, net on the consolidated statements of operations. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:

●	Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board and founder of MyOme, and a beneficial holder of approximately 20.4% of the outstanding shares of MyOme on a fully dilutive basis;

●	Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of MyOme;

●	Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of MyOme; and

●	Roelof Botha, the Lead Independent Director of the Company’s board of directors, is a managing member of Sequoia Capital. Certain funds affiliated with Sequoia Capital also participated in MyOme’s series B financing.

None of the related party investments in MyOme by our executives and directors noted above were at the behest of the Company nor funded by the Company.

In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties agreed to partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company agreed to assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme’s common stock at an exercise price of $0.25 per share, which is exercisable in whole or in part, commencing in February 2024, and can be converted to MyOme’s common stock upon the occurrence of MyOme’s initial public offering or a liquidation event (as such terms are defined in MyOme's certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of MyOme’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. These warrants were granted and issued by MyOme to the Company during the fourth quarter of 2024, and were exercisable in whole or in part in December 2024. However, the Company needs to perform ongoing collaboration in exchange for the warrant consideration. Accordingly, the warrants have been included within other assets and allocated between short-term and long-term liabilities on the consolidated balance sheets. The Company is amortizing the liability as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement over the life of the contract. For the year ended December 31, 2025 and 2024, the amortization of the non-cash liability was $1.5 million and $0.4 million, respectively.

The warrants issued to the Company in 2021 and 2024 are accounted for as derivative instruments and recorded within other assets on the consolidated balance sheets at fair value on a recurring basis. The warrants were valued using the Black-Scholes valuation model as of each reporting period, including the date of issuance. Subject to the Company's achievement of certain commercialization milestones, the Company may receive additional warrants to purchase MyOme’s series B preferred stock. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. For the year ended December 31, 2025, the royalties to MyOme were not material. As of December 31, 2025 and 2024, the Company’s carrying amount of preferred shares in MyOme was $6.6 million and $4.9 million, respectively, on its consolidated balance sheets. The fair market value of the warrants as of December 31, 2025 and 2024 was $12.7 million and $11.2 million, respectively, on the consolidated balance sheets. In October 2025, the Company entered into an amendment to the Series B Preferred Stock Agreement with MyOme, which commits the Company to invest an additional $10.0 million in MyOme by January 2026. This additional investment was funded in January 2026.

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

For the years ended December 31, 2025, 2024, and 2023, there were no customers exceeding 10% of total revenues on an individual basis. As of December 31, 2025 and 2024, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.

For the years ended December 2025, 2024, and 2023, approximately 13.6%, 12.1%, and 12.8%, respectively, of total revenue were paid by Medicare on behalf of multiple customers. For the years ended December 2025 and 2024, approximately 14.1% and 11.5% respectively, of accounts receivable are expected to be paid by Medicare on behalf of multiple customers.

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

In December 2023, ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, was issued, which requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard became effective for annual periods beginning after December 15, 2024. Adoption of this standard occurred on January 1, 2025 and resulted in additional disclosures. The Company adopted this pronouncement prospectively in fiscal year 2025 and provided the required disclosures in Note 14, Income Taxes. See Note 14, Income Taxes, for further details.

New Accounting Pronouncements Not Yet Adopted

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

In May 2025, ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810), Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, was issued, which revised current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in this Update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

3.    Business Combination

Foresight Diagnostics, Inc.

On December 4, 2025, the Company completed the acquisition of Foresight Diagnostics, Inc. (“Foresight Diagnostics”), a leader in ultrasensitive molecular residual disease (“MRD”) detection. Foresight Diagnostics is a cancer diagnostics company and CLIA-registered laboratory. Their circulating tumor DNA (ctDNA)-based MRD tests leverage its patented PhasED-Seq™ technology, targeting phased variants. The acquisition was completed primarily to expand Natera’s intellectual property portfolio for tumor-informed and personalized MRD products including in phased variants and to build on Foresight’s clinical research momentum in B-cell lymphomas.

The total purchase consideration for the acquisition of Foresight Diagnostics was $424.5 million, which included the issuance of 1,127,982 shares of common stock, par value of $0.0001 per share, at a fair value based on the acquisition date closing price of $242.06 per share of Natera common stock. Former Foresight Diagnostics shareholders received 0.0280 shares of Natera common stock for each share of Foresight Diagnostics capital stock issued and outstanding as of immediately prior to the closing of the acquisition. Additionally, the Company assumed outstanding stock options of Foresight Diagnostics (“Assumed Options”). Each Assumed Option was converted into an option to purchase shares of the Company’s common stock based on the exchange ratio specified in the acquisition agreement. The Assumed Options generally retained their original vesting conditions, contractual terms, and expiration dates in effect immediately prior to the acquisition. In accordance with ASC 805, Business Combinations, and ASC 718, Compensation—Stock Compensation, the total fair value of the Assumed Options was allocated between pre-combination and post-combination service. The portion of the fair value attributable to pre-combination service was included in the total purchase consideration. The portion attributable to post-combination service was excluded from purchase consideration and will be recognized as stock-based compensation expense over the remaining requisite service period. Other components of purchase consideration included the fair value of contingent consideration of $118.4 million, cash paid at closing to settle Foresight Diagnostics’ existing debt of $6.0 million and seller transaction costs paid by the Company on behalf of Foresight Diagnostics of $7.2 million. The Company also assumed promised stock options to eligible Foresight’s employees which were converted, based on the exchange ratio specified in the acquisition agreement, to Natera common stock RSUs and granted upon closing the acquisition. These equity awards were not included in the total purchase consideration.

Certain former Foresight Diagnostics employees are entitled to receive contingent consideration in the form of additional shares of Natera’s common stock in the aggregate amount of up to $175.0 million, based on the achievement of certain specified milestones. The Company measured the fair value of the contingent consideration obligation on the acquisition date to be $118.4 million, for which the Company recorded $21.6 million and $96.8 million as a current liability and noncurrent liability, respectively. The Company determined the estimated fair value of (i) certain milestone payments using a Monte Carlo simulation, which requires the use of projected financial information and discount rates, and (ii) certain other milestone payments based on a probability weighted expected return method. The fair value of the contingent consideration will be remeasured each reporting period until the contingencies are settled, with changes in the fair value recognized within selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

In connection with the acquisition, the Company deposited 9,505 shares having an aggregate value of $2.3 million in the escrow account for purchase price adjustments and deposited $1.0 million in an expense account for purposes of reimbursing the stockholder representative for expenses incurred related to the acquisition. Acquisition-related costs of $3.9 million were recorded in selling, general and administrative expenses on the consolidated statements of operations and $0.1 million were recorded in additional paid in capital on the consolidated balance sheets during the year ended December 31, 2025.

The acquisition of Foresight Diagnostics has been accounted for using the acquisition method of accounting in accordance with authoritative guidance for business combinations, with Natera treated as the accounting acquirer, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair value on the acquisition date.

The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed:

(in thousands)
Fair value of common stock issued to Foresight Diagnostics shareholders	$273,038
Pre-combination portion of Natera replacement equity awards	12,088
Fair value of contingent consideration	118,360
Estimated fair value of the adjustment escrow shares	2,300
Stockholder representative allocable expenses	1,000
Foresight Diagnostics’ transaction expenses settled by the Company	7,232
Foresight Diagnostics’ indebtedness settled by the Company	5,974
Settlement of preexisting relationships	4,542
Cash payment for fractional shares	2
Total Foresight Diagnostics consideration	$424,536

Cash and cash equivalents	$2,727
Current assets	8,126
Property and equipment, net	7,224
Goodwill	141,070
Developed technology intangible asset	335,300
Customer relationships intangible asset	900
Trademarks / trade names intangible asset	500
Operating lease right-of-use assets	11,261
Other assets	1,291
Liabilities assumed	(22,397)
Deferred tax liability	(61,466)
Total purchase price	$424,536

Certain working capital and tax accounts are subject to potential adjustment as the Company obtains additional information during the measurement period regarding new information obtained related to facts and circumstances that existed as of the acquisition date, not to exceed one year from the date of acquisition. After the measurement period, any subsequent adjustments will be reflected in the consolidated statements of operations.

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed was recorded as goodwill. Goodwill represents Foresight Diagnostics' assembled workforce and expected synergies the Company believes will result from the acquisition. Goodwill is not deductible for tax purposes. The fair value of the finite-lived acquired developed technology intangible asset was determined using the multi-period excess earnings income approach. This approach determines fair value based on estimated cash flow projections which are discounted to present value using a risk-adjusted rate of return. Management’s estimated cash flow projections include significant assumptions, including forecasted clinical revenue and related growth rate. The discount rate used to determine the fair value of the developed technology was 12%.

The assumed settlement of pre-existing relationships was determined based on the contractual amounts of payables and receivables between the parties as such amounts approximate fair value.

Pro forma information and results of Foresight Diagnostics since acquisition date have not been presented, as the results of Foresight Diagnostics are not material in relation to the consolidated financial statements of the Company.

4.    Revenue Recognition

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within 9 months, with the remaining collections generally taking an additional 6 months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a significant reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the years ended December 31, 2025, 2024 and 2023, the Company increased revenue by a net of $194.4 million, $151.2 million, and $5.3 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $1.42, $1.21, and $0.05, respectively.

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

The Company has a single remaining performance obligation related to oncology assay interpretation services to be provided to BGI Genomics, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the years ended December 31, 2025 and 2024, the Company recognized $0.5 million and $1.6 million, respectively, related to oncology assay interpretation services, of which $0.5 million and $1.4 million, respectively, were recognized against deferred royalties. The Company has $16.8 million in deferred revenue as of December 31, 2025.

Disaggregation of Revenues

The following table shows disaggregation of revenues by payer types:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Insurance carriers	$2,171,186	$1,571,817	$954,155
Laboratory partners	103,112	97,210	98,891
Patients	31,815	27,884	29,525
Total revenues	$2,306,113	$1,696,911	$1,082,571

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
United States	$2,264,265	$1,657,745	$1,047,636
Americas, excluding U.S.	9,354	6,620	4,908
Europe, Middle East, India, Africa	24,480	23,884	22,811
Asia Pacific and Other	8,014	8,662	7,216
Total	$2,306,113	$1,696,911	$1,082,571

The following table shows the changes in the balance of deferred revenues during the period:

	Balance at	Balance at
	December 31,	December 31,
	2025	2024

	(in thousands)
Beginning balance	$36,592	$35,740
Increase in deferred revenues(1)	50,455	35,440
Revenue recognized during the period that was included in deferred revenues at the beginning of the period	(19,200)	(13,693)
Revenue recognized from performance obligations satisfied within the same period	(25,878)	(20,895)
Ending balance	$41,969	$36,592

(1)	Increase in deferred revenues includes $2.6 million assumed at acquisition date of Foresight Diagnostics.

5.   Fair Value Measurements

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

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis:

	December 31, 2025					December 31, 2024
	Level I		Level II	Level III	Total	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)		$1,076,140	$—	$—	$1,076,140	$945,587	$—	$—	$945,587
Municipal securities		—	—	—	—	—	22,689	—	22,689
Warrants		—	—	12,659	12,659	—	—	11,200	11,200
Total financial assets		$1,076,140	$—	$12,659	$1,088,799	$945,587	$22,689	$11,200	$979,476

Financial Liabilities:
Contingent consideration (2)	$		$—	$118,360	$118,360	$—	$—	$—	$—
Total financial liabilities		$—	$—	$118,360	$118,360	$—	$—	$—	$—

(1)	Cash equivalents includes money market deposits and liquid demand deposits.
(2)	As of December 31, 2025, contingent consideration includes $21.6 million classified as current and $96.8 million classified as non-current.

The MyOme warrants issued to the Company are accounted for as derivatives and recorded at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy because the valuation methods include certain unobservable inputs.

The Company measured the fair value of the contingent consideration obligation resulting from its acquisition of Foresight Diagnostics on the December 4, 2025 acquisition date using significant unobservable inputs, classified as Level 3. See Note 3, Business Combination. There were no significant changes in the fair value of the contingent consideration obligation as of December 31, 2025. Each reporting period thereafter, these obligations are revalued and changes in their fair values are recorded as selling, general, and administrative expenses, net within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Judgment is required in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of the contingent consideration obligation.

Fair Value of Short-Term and Long-Term Debt:

As of December 31, 2025 and 2024, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.3 million and $80.4 million, respectively, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short term duration and variable interest rate.

6.    Goodwill and Intangible Assets

Goodwill

On December 4, 2025, upon the acquisition of Foresight Diagnostics the Company recorded $141.1 million of goodwill. See Note 3, Business Combination, for additional information. There were no measurement period adjustments recorded to the carrying value of goodwill during the year ended December 31, 2025.

The Company determined that no events occurred or circumstances changed that would indicate that it is more likely than not that the fair value of its reporting unit is less than its carrying amount during the year ended December 31, 2025. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

Intangible Assets

The Company’s intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has no indefinite-lived intangible assets. The Company determined that no events occurred or circumstances changed during the reporting periods ended December 31, 2025 and 2024 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

Intangible assets are comprised of the following:

		December 31,
	Useful Life	2025	2024

		(in thousands)
Developed technology	15 years	$335,300	$—
Customer-relationships	3-10 years	12,795	11,895
License and trademarks	6-10 years	30,500	—
Total		378,595	11,895
Less: Accumulated amortization		(4,882)	(962)
Total Intangible Assets, net		$373,713	$10,933

Intangible assets are amortized assuming no expected residual value. Amortization expense related to intangible assets was $3.9 million, $1.0 million, and none for the years ended December 31, 2025, 2024, and 2023, respectively.

The estimated future aggregate amortization expense as of December 31, 2025 is as follows:

(in thousands)
Year ending December 31:
2026	$28,666
2027	28,666
2028	28,644
2029	28,366
2030	28,366
2031 and thereafter	231,005
Total	373,713

7.    Financial Instruments

The Company elected to invest a portion of its cash assets in conservative, income earning, and liquid investments. Cash, cash equivalents, restricted cash and investments, which are classified as available-for-sale securities, consisted of the following:

	December 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

	(in thousands)
Cash, cash equivalents and restricted cash (2)	$1,076,140	$—	$—	$1,076,140	$945,587	$—	$—	$945,587
Municipal securities (1)	—	—	—	—	23,019	—	(330)	22,689
Total	$1,076,140	$—	$—	$1,076,140	$968,606	$—	$(330)	$968,276

Classified as:
Cash, cash equivalents and restricted cash (2)				$1,076,140				$945,587
Short-term investments				—				22,689
Total				$1,076,140				$968,276

(1)	Per the Company’s investment policy, all debt securities are classified as short-term investments irrespective of holding period.
(2)	Cash equivalents includes liquid demand deposits and money market funds.

The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). The Company did not sell any investments in the year ended December 31, 2025. During the year ended December 31, 2024, the Company sold one investment for $24.8 million, which resulted in an immaterial gain. The Company did not sell any investments in the year ending December 31, 2023. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income to net income. As of December 31, 2025, the Company did not hold any investments. Gross unrealized losses were not material as of December 31, 2024 or December 31, 2023. Gross unrealized losses were primarily due to declines in the value of fixed rate instruments as interest rates in the broader market increased, and were not indictive of a decline in the credit worthiness of the underlying issuers. Accordingly, the Company did not record a credit loss reserve as of December 31, 2024.

8.    Balance Sheet Components

Allowance for Doubtful Accounts

The following is a roll-forward of the allowances for doubtful accounts related to trade accounts receivable for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$7,259	$6,481	$3,830
Provision for doubtful accounts	1,607	1,279	2,645
(Write-offs) / Recoveries	(848)	(501)	6
Total	$8,018	$7,259	$6,481

Property and Equipment, net

The Company’s property and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2025	2024

		(in thousands)
Machinery and equipment	3-5 years	$171,270	$117,076
Computer equipment	3 years	3,629	3,178
Purchased and capitalized software costs held for internal use	3 years	21,195	13,178
Leasehold improvements	Lesser of useful life or lease term	62,152	48,569
Construction-in-process		94,016	58,461
		352,262	240,462
Less: Accumulated depreciation and amortization		(111,078)	(78,416)
Total Property and Equipment, net		$241,184	$162,046

The Company’s long-lived assets are located in the United States.

During the year ended December 31, 2025, the increase in net property and equipment was due to expansion projects and purchases of new equipment for the Company’s laboratories located in Texas and California to expand testing capabilities. During the years ended December 31, 2025, 2024, and 2023, depreciation expense of $36.5 million, $27.2 million, $22.7 million was recorded, respectively. The Company did not incur any material impairment charges during the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025 and 2024, the Company’s consolidated balance sheets included $10.2 million and $9.1 million, respectively, of capitalized cloud-based implementation costs. Accumulated amortization associated with these assets was $8.3 million and $5.3 million as of December 31, 2025 and 2024, respectively. The net book value of these capitalized cloud-based implementation was $1.8 million and $3.7 million, for the years ended December 31, 2025 and 2024, respectively and are recorded in current assets and other assets within the Company's consolidated balance sheets depending on the anticipated amortization period. During the years ended December 31, 2025, 2024, and 2023, the Company recorded amortization expense of $3.0 million, $2.8 million and $1.4 million, respectively.

Accrued Compensation

The Company’s accrued compensation consisted of the following:

	December 31,	December 31,
	2025	2024

	(in thousands)
Accrued paid time off	$4,698	$3,826
Accrued commissions	19,422	14,224
Accrued bonuses	48,926	32,236
Other accrued compensation	19,557	11,828
Total accrued compensation	$92,603	$62,114

Other Accrued Liabilities

The Company’s other accrued liabilities consisted of the following:

	December 31,	December 31,
	2025	2024

	(in thousands)
Reserves for refunds to insurance carriers	$9,507	$11,276
Accrued charges for third-party testing	20,874	12,321
Testing and laboratory materials from suppliers	12,353	7,893
Marketing and corporate affairs	20,215	16,548
Legal, audit and consulting fees	56,077	54,208
Accrued shipping charges	3,419	1,625
Sales and income tax payable	8,365	4,416
Accrued third-party service fees	9,758	9,046
Clinical trials and studies	14,467	10,097
Operating lease liabilities, current portion	15,581	10,168
Property and equipment purchases	11,270	7,098
Other accrued expenses	6,773	2,197
Total other accrued liabilities	$188,659	$146,893

9.    Leases

Operating Leases

In September 2015, the Company entered into a long-term lease agreement for laboratory and office space totaling approximately 94,000 square feet in Austin, Texas. The original lease term was 132 months beginning in December 2015 and expiring in November 2026, with monthly payments beginning in December 2016. In December 2021, the Company entered into an amendment of the Austin lease agreement, which extended the lease of the current premises through March 2033. The amendment also includes two additional office spaces (the “First Expansion Premises” and the “Second Expansion Premises”). The First Expansion Premises consists of 32,500 rentable square feet and commenced in February 2022. The Second Expansion Premises consists of 65,222 rentable square feet and commenced in September 2022. The terms of the First and Second Expansion Premises expire in March 2033. In March 2025, the Company entered into a lease agreement for additional premises of approximately 57,100 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.9 million. In August 2025, the Company entered into a lease agreement for additional premises of approximately 45,800 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.7 million. In December 2025, the Company exercised its expansion right for an additional premises of approximately 28,468 rentable square feet in Austin, Texas through March 2033 with an annual rent expense of approximately $0.4 million.

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

The Company entered into a lease agreement in September 2023 to lease 16,319 square feet of space located in Pleasanton, California over a 60-month term. The premises are used for laboratory and research use and commenced in December 2023. In December 2025, the Company entered in an amendment to extend the existing premises and expand to an additional premises of 15,485 rentable square feet in Pleasanton, California through March 2034. The combined annual lease payment will be approximately $0.9 million.

In December 2025, as part of the business combination, the Company assumed a lease agreement for approximately 25,718 square feet of space located in Boulder, Colorado. The premises are used for general office, laboratory, and research use. The lease term extends through June 2034, and the annual lease payments commence at approximately $1.5 million and escalate anually.

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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded noncash activities of $38.9 million, $38.8 million, and $2.1 million, respectively, primarily related to obtaining right-of-use assets from new leases and extending existing leases in exchange for lease liabilities under ASC, Topic 842, Leases (“ASC 842”).

The operating lease right-of-use assets are classified as noncurrent assets in the consolidated balance sheets. The corresponding lease liabilities are separated into current and long-term portions for the years ending December 31, 2025 and 2024 as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$15,581	$10,168
Operating lease liabilities, long-term portion	118,473	96,588
Total operating lease liabilities	$134,054	$106,756

As of December 31, 2025, the weighted-average remaining lease term was 6.90 years and the weighted-average discount rate was 6.8%.

The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-assets with the associated interest component estimated by applying the effective interest method. Total lease expense recognized in the statements of operations and comprehensive loss were $20.2 million, $15.3 million, and $14.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Cash paid for amounts in the measurement of operating lease liabilities totaled $19.8 million, $16.8 million, and $12.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of December 31, 2025 is as follows:

Operating Leases
(in thousands)
Year ending December 31:
2026	$24,253
2027	24,193
2028	24,128
2029	22,823
2030	23,127
2031 and thereafter	51,024
Total future minimum lease payments	169,548
Less: imputed interest	(35,494)
Operating lease liabilities	$134,054

10.    Commitments and Contingencies

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

The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2025, the aggregate accrual for legal contingencies that are probable and reasonably estimable is approximately $32.6 million. The Company is unable to predict the ultimate outcome of the matters described below and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of any such matter in excess of any amounts accrued.

Intellectual Property Litigation Matters.

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleged, in suits filed in January 2020 and May 2022, infringement by CareDx of certain of the Company’s patents, seeking unspecified damages and injunctive relief. In January 2024, after trial, the jury returned a verdict in favor of the Company, finding both asserted patents valid and one patent infringed by CareDx (the “Infringed Patent”) and awarding damages to the Company for lost profits and past royalties totaling $96.3 million. In February 2025, the Court granted CareDx’s motion for judgment as a matter of law and invalidated both asserted Natera patents, including the Infringed Patent.  The Company filed a notice of appeal to the Court of Appeals for the Federal Circuit in March 2025. Separately, in October 2024, an ex-parte re-examination petition was filed by CareDx with the United States Patent and Trademark Office (“USPTO”) challenging the validity of the Infringed Patent; but the USPTO ultimately denied the petition and upheld the challenged claims of the Infringed Patent. In June 2025, another ex-parte re-examination petition challenging the validity of the ‘724 Patent was filed with the USPTO, which issued a non-final office action in December 2025. The Company is reviewing the office action.

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

The Company was the subject of lawsuits filed against it by Invitae in the United States District Court of the District of Delaware alleging, in complaints filed in May and November of 2021, infringement of three patents and seeking monetary damages and injunctive relief. In February 2024, as a result of Invitae’s voluntary Chapter 11 petition described above, the Court continued the trial to September 2025. Labcorp Holdings Inc. (“LabCorp”) subsequently acquired the patents at issue in this case and substituted in as the plaintiff. In September 2025, the Company and LabCorp settled the case.

The Company filed suits against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware in January 2021 and December 2022, alleging that certain of Inivata’s oncology products infringe certain of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The two suits have been consolidated. In March 2024, the Court stayed the case in light of the Company’s case against NeoGenomics Laboratories, Inc. (“NeoGenomics”), which acquired Inivata in 2021, discussed below. In October 2025, the Company voluntarily dismissed the December 2022 suit without prejudice. In February 2026, the January 2021 suit was dismissed.

In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of two Natera patents (the “’035 Patent” and the “’454 Patent”) by NeoGenomics’ commercialization of the RaDaR test and seeking monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024 and was affirmed on appeal in July 2024 by the Federal Circuit Court of Appeals. NeoGenomics filed a petition with the USPTO to review the validity of the ’454 Patent, which was denied in June 2024. NeoGenomics also filed a petition with the USPTO to review the validity of the ‘035 Patent, which proceeding was terminated in October 2024. Pursuant to the terms of a partial settlement of the case, the District Court entered a permanent injunction against NeoGenomics, and it has withdrawn its RaDaR test from the market. The case remains pending with respect to an updated version of the RaDaR test and the ‘454 Patent, as well as an additional Natera patent (the “596 patent”) that was added to the case in December 2024. In August 2025, the Court granted summary judgment of invalidity of the ‘454 Patent and the ‘596 Patent, and final judgment in favor of NeoGenomics was entered in September 2025. Neogenomics has filed an inter partes review challenging the validity of the ‘596 patent. The USPTO declined to institute a review and dismissed the challenge to the ‘596 patent.

Other Litigation Matters.

CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. The Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that the Company was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. In July 2023, the Court granted in part the Company’s motion for judgment as a matter of law requesting that the Court set aside the portions of the jury verdict adverse to the Company, ruling that CareDx is not entitled to any damages. The jury verdict of false advertising by CareDx remains in place.  The Third Circuit affirmed the District Court’s ruling that CareDx is not entitled to any damages. CareDx petitioned for rehearing en banc, which was denied. In February 2026, CareDx filed a petition for a Writ of Certiorari with the United States Supreme Court.

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

In February 2022, two purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California. Each suit was filed by an individual patient alleging various causes of action related to the marketing of Panorama and seeking, among other relief, class certification, monetary damages, attorneys’ fees, and costs. These matters have been consolidated. The Company filed a motion to dismiss the consolidated lawsuit, which resulted in the plaintiffs filing an amended complaint in April 2023. The Company and the plaintiffs have reached a settlement of all claims. The proposed settlement has been submitted to the District Court for approval, and class notices were sent to class members in January 2026.

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

Contractual Commitments

The following table sets forth the Company’s material contractual commitments as of December 31, 2025:

		Year Ended December 31,
Party	Total Commitments	2026	2027	2028	2029	2030	2031 and thereafter

	(in thousands)
Laboratory instruments supplier	$18,900	$9,200	$9,700	$—	$—	$—	$—
Material suppliers	107,318	89,316	7,299	8,150	2,553	—	—
Application service providers	13,573	6,808	5,564	1,194	7	—	—
Cloud platform service provider	28,042	9,490	9,339	9,212	—	—	—
Other	89,109	56,437	25,662	2,195	971	1,262	2,583
Total	$256,942	$171,251	$57,564	$20,751	$3,531	$1,262	$2,583

In conjunction with the Company’s acquisition of Foresight Diagnostics, the Company may also be required to pay up to $175.0 million to the former holders of Foresight Diagnostic’s outstanding equity interests, subject to the achievement of certain milestones through December 31, 2027. As of December 31, 2025, the Company recognized a $118.4 million contingent consideration liability based on the fair value as of acquisition date. Payments will be settled in shares of the Company’s common stock and are estimated to occur in years 2026 and 2027. See Note 3, Business Combination, for additional information.

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

During November 2024, the Company entered into an agreement to acquire clinical samples and data for oncology development. As of December 31, 2025, the Company has paid $14.0 million in cash, has recorded a payable for $4.7 million, and is committed to an additional $1.3 million, which is included in commitments above. An additional $50.0 million in potential payments owed to the third-party vendor, not included above, will depend on whether certain approvals are obtained and commercial volume milestones are achieved.

11.    Stock-Based Compensation

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

Share Reserve. The Company has 4,953,702 shares available for issuance under the ESPP as of December 31, 2025, a number that is automatically increased on the first business day of each fiscal year of the Company during the term of the ESPP by the least of (i) 1% of the total number of shares of common stock actually issued and outstanding on the last business day of the prior fiscal year, (ii) 880,000 shares of common stock (subject to the ESPP), or (iii) a number of shares of common stock determined by the Company’s board of directors. The number of shares reserved under the 2015 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit).

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

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recorded for equity classified awards in the statement of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenues	$23,595	$16,468	$11,752
Research and development	120,362	88,705	66,326
Selling, general and administrative	210,447	169,255	113,730
Total	$354,404	$274,428	$191,808

As of December 31, 2025, approximately $636.9 million of unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested option awards and RSUs will be recognized over a weighted-average period of approximately 1.7 years.

Stock Options

The following table summarizes option activity during the year ended December 31, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
(in thousands, except for contractual life and exercise price)			(in years)
Balance at December 31, 2024	3,875	$30.22	4.45	$496,135
Options assumed(1)	88	$29.28
Options exercised	(370)	60.99
Options forfeited/cancelled	(2)	$3.78
Balance at December 31, 2025	3,591	$27.03	3.57	$725,400
Exercisable at December 31, 2025	3,321	$25.79	3.26	$675,149
Vested and expected to vest at December 31, 2025	3,573	$26.96	3.55	$722,275

(1)	Related to Assumed Options replaced in conjunction with the acquisition of Foresight Diagnostics. See Note 3 for further details.

The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 were $48.1 million, $145.6 million, and $14.7 million, respectively.

No options were granted in the years ended December 31, 2025 and 2024. The weighted-average average grant date fair value of options granted during the year ended December 31, 2023 was $27.31 per share.

As part of the acquisition of Foresight Diagnostics, the portion of Assumed Options attributable to post-combination service was excluded from purchase consideration and will be recognized as stock-based compensation expense over the remaining requisite service period. The total value as of the acquisition date was $6.9 million.

Valuation of Stock Option Grants

The Company utilizes Black-Scholes option pricing model when estimating the fair value of stock options. The fair value of the Assumed Options in the year ended December 31, 2025 was measured as of the acquisition date of

Foresight Diagnostics in accordance with ASC 718, Compensation—Stock Compensation. The following valuation assumptions were applied to options.

	Year ended December 31,
	2025			2024	2023
Expected term (years)	1.30	—	3.56	—	5.20	—	6.11
Expected volatility	46.47%	—	50.48%	—%	67.75%	—	70.07%
Expected dividend rate			—%	—%			—%
Risk-free interest rate	3.21%	—	3.36%	—%	3.41%	—	4.80%

As of December 31, 2025, there were no options outstanding held by non-employees. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock option is earned and the services are rendered. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

Restricted Stock Units and Performance-based Awards

The following table summarizes unvested RSUs and PSUs for the year ended December 31, 2025:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance at December 31, 2024	10,593	$61.28
Granted	3,504	$172.76
Vested	(5,324)	$61.62
Cancelled/Forfeited	(450)	$89.92
Balance at December 31, 2025	8,323	$100.44

The above table of unvested RSU and PSU activity reflects unvested PSUs at 100% of their target vesting amount; however, vesting can vary from 0% to 200% of target, depending on the level of achievement of performance criteria.

The Company grants certain senior-level executives performance stock units which vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the years ended December 31, 2025, 2024, and 2023, the Company granted 0.4 million, 0.8 million, and 0.5 million performance-based awards with an aggregate grant date fair value at 100% of their target vesting amount at $64.9 million, $55.0 million, and $44.1 million, respectively. Stock-based compensation for these performance-based awards milestones are assessed to be 200% of the grant value.

The Company has recognized $98.8 million in stock-based compensation for performance-based awards for the year ended December 31, 2025 compared to $89.8 million for the year ended December 31, 2024 and $54.2 million for the year ended December 31, 2023.

12.    Debt

Credit Line Agreement

In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit which was fully drawn down in 2016. The Credit Line was amended in July 2017 and bears interest at 30-day LIBOR plus 1.10%. The interest rate was subsequently changed to the 30-day SOFR average, plus

1.21%. The SOFR rate is variable. The interest rate as of December 31, 2025 was 4.29%. The Credit Line was subsequently increased from $50.0 million to $150.0 million in 2020. In June 2023, the Credit Line decreased from $150.0 million to $100.0 million. In November 2022, the Company drew down $30.0 million from the $100.0 million available from the Credit Line. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral which is classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. In October 2023, the interest rate for the Credit Line was subsequently changed to the 30-day SOFR average, plus 0.5%. As of December 31, 2025, the Company has drawn down a total of $80.0 million and there is $20.0 million remaining and available on the Credit Line.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded interest expense of $4.1 million, $4.7 million, and $4.9 million, respectively. Interest payments totaling $4.1 million, $4.7 million, and $4.9 million had been made on the Credit Line during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and December 31, 2024, and the total principal amount outstanding including accrued interest was $80.3 million and $80.4 million, respectively.

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

The following table presents total interest expense recognized related to the Convertible Notes during the years as follows:

	December 31,
	2025	2024	2023

	(in thousands)
Cash interest expense
Contractual interest expense	$—	$2,157	$6,469
Non-cash interest expense
Contractual interest expense	—	2,875	—
Amortization of debt discount and debt issuance cost	—	991	1,292
Total interest expense	$—	$6,023	$7,761

13.     Stockholders’ Equity

As of December 31, 2025, the Company had 50,000,000 authorized shares of its preferred stock, of which no shares were issued and outstanding; and 750,000,000 authorized shares of its common stock, at $0.0001 par value, and there were approximately 139,693,000 shares of common stock issued and outstanding.

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

14.    Income Taxes

The Company’s loss before income taxes is substantially all within the United States. The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the year ended December 31, 2025 in accordance with the new guidance in ASU No. 2023-09:

	December 31,
	2025

	(in thousands, except percentages)
Tax benefit at the U.S. federal statutory rate	$(56,299)	21.00%
State and local income taxes, net of federal benefit (1)	(8,053)	3.00%
Foreign tax effects	334	(0.12)%
Tax credits:
Research and development credits	(2,020)	0.75%
Changes in valuation allowance	101,513	(37.87)%
Nontaxable or nondeductible Items:
Stock-based compensation	(133,410)	49.76%
Nondeductible officers' compensation	33,202	(12.38)%
Meals & entertainment	3,646	(1.36)%
Other	961	(0.36)%
Other adjustments:
Other	196	(0.07)%
Benefit for income taxes	$(59,929)	22.35%

(1)	State taxes in California, Illinois, New York, and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company's income tax expense for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09:

	December 31,
	2024		2023

	(in thousands, except percentages)
U.S. federal taxes (benefit) at statutory rate	$(39,844)	21.00%	$(91,251)	21.00%
State and local income taxes, net of federal benefit	(21,613)	11.39%	(13,492)	3.10%
Research and development credits	(17,621)	9.29%	(10,837)	2.49%
Stock-based compensation	(62,969)	33.19%	(6,422)	1.48%
Foreign tax	(25)	0.01%	(106)	0.02%
Nondeductible officers' compensation	31,718	(16.72)%	8,651	(1.99)%
Acquisition costs	—	—%	563	(0.13)%
Nondeductible meals and other	2,870	(1.51)%	(3,397)	0.79%
Change in valuation allowance	108,179	(57.02)%	116,562	(26.82)%
Provision for income taxes	$695	(0.37)%	$271	(0.05)%

During the year ended December 31, 2025, the Company recorded a tax benefit of $59.9 million primarily from a partial release of the valuation allowance in connection with the acquisition of Foresight Diagnostics (See Note 3 Business Combination). The net deferred tax liability from the acquisition provided a source of additional income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance. The federal deferred tax benefit of $51.7 million and state deferred tax benefit of $9.0 million was reduced by foreign withholding of $0.2 million and state tax income tax expense of $0.6 million. During the years ended December 31, 2024, and 2023, the Company recorded total income tax expense of $0.7 million and $0.3 million, respectively, for foreign withholding and state income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets are as follows:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$504,968	$395,139
Research and development tax credit carryforwards	93,942	90,759
Capitalized research costs	247,223	173,991
Reserves and accruals	35,180	23,928
Lease liabilities	33,124	26,649
Stock-based compensation	56,734	47,864
Intangible assets	—	8,846
Other	6,498	5,583
Total deferred tax assets before valuation allowance	977,669	772,759
Less: valuation allowance	(867,976)	(747,090)
Total deferred tax assets after valuation allowance	109,693	25,669
Deferred tax liabilities:
Fixed assets	(11,464)	(4,164)
Right-of-use lease assets	(26,820)	(21,505)
Developed technology	(72,110)	—
Total deferred tax liabilities	(110,394)	(25,669)
Net deferred tax liabilities	$(701)	$—

The Company established a valuation allowance against its deferred tax assets in 2025 and 2024 due to the uncertainty surrounding realization of these assets. The valuation allowance increased to $868.0 million as of 2025 from $747.1 million as of 2024 due to current year losses and credits claimed.

As of December 31, 2025, the Company had federal, state, and foreign net operating loss (“NOLs”) carryforwards of approximately $2.0 billion, $1.4 billion, and $4.5 million, respectively, which begin to expire in 2030, 2026, and 2027, respectively, if not utilized. Approximately $1.7 billion of federal net operating loss included above can be carried forward indefinitely.

The Company also had federal research and development credit carryforwards of approximately $83.6 million, which begin to expire in 2027, and state research and development credit carryforwards of approximately $48.9 million, which begin to expire in 2031. Realization is dependent on generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2025	2024	2023

	(in thousands)
Balance at beginning of year	$34,940	$30,912	$23,844
Additions based on tax positions related to the current year	5,862	13,648	7,034
Additions (reductions) for tax positions of prior years	(10,006)	(9,620)	34
Balance at end of year	$30,796	$34,940	$30,912

During the years ended December 31, 2025, 2024, and 2023, the amount of unrecognized tax benefits (decreased) increased by ($4.1) million, $4.0 million, and $7.1 million, respectively, due to additional research and development credits generated during the year offset by adjustments to prior periods resulting from the completion of R&D studies. As of December 31, 2025, 2024, and 2023, the total amount of unrecognized tax benefits was $30.8 million, $34.9 million, and $30.9 million, respectively.

The Company is subject to U.S. federal, state, and foreign income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations, and require significant judgment to apply. The Company is subject to U.S. federal, state and local tax examinations by tax authorities for all prior tax years since incorporation.

The Company recognizes any interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, there were no material accrued interest and penalties related to uncertain tax positions.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OB3"), which includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act (“TCJA”), which were set to expire. The OB3 permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The Company expects to make a Sec. 59( e) election and capitalize and amortize the current year domestic R&D expense over 10 years. The Company continues to amortize previously capitalized US Sec. 174 expenses over the remaining amortization periods.

15.     Net Loss per Share

The following table shows the potentially dilutive common stock equivalents that were excluded from the computations of diluted net loss per share as their effect would be anti-dilutive, as of December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023

	(in thousands)
Options to purchase common stock	3,591	3,875	5,501
Performance-based awards and restricted stock units	8,323	10,593	9,248
Employee stock purchase plan	34	40	88
Convertible Note	—	—	7,411
Contingent consideration for business combination	517	—	—
	12,465	14,508	22,248

16. Segment Reporting

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

	December 31,
	2025	2024	2023

	(in thousands except percentages)
Revenue	$2,306,113	$1,696,911	$1,082,571
Cost of product revenues	810,627	672,304	588,564
Cost of licensing and other revenues	2,306	1,449	1,267
Gross margin	$1,493,180	$1,023,158	$492,740

Gross margin percentage	64.7%	60.3%	45.5%

17. Subsequent Events

Subsequent to December 31, 2025, the Company entered into a new lease arrangement for additional laboratory space in San Carlos, California. The new lease arrangements have future commitments aggregating to approximately $39.2 million through 2036.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025 based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Natera, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Natera, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natera, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California

February 26, 2026

ITEM 9B.	OTHER INFORMATION

Insider Trading Arrangements and Policies

On December 5, 2025, Daniel Rabinowitz, our chief legal officer, adopted a trading arrangement for the sale of shares of the Company’s common stock intended to satisfy the affirmative defense of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) that provides for the sale of 61,600 shares of our common stock and the exercise of 5,598 stock options and sale of underlying shares of our common stock, pursuant to the terms of the plan between March 6, 2026 and December 5, 2027.

On December 10, 2025, Herm Rosenman, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the exercise of 16,530 stock options and sale of underlying shares of our common stock pursuant to the terms of the plan between March 11, 2026 and December 10, 2026.

On December 11, 2025, Matthew Rabinowitz, our co-founder and executive chairman, adopted a Rule 10b5-1 Trading Plan that provides for the sale of 200,000 shares of our common stock pursuant to the terms of the plan between March 12, 2026 and August 31, 2026.

On December 12, 2025, Rowan Chapman, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the sale of 3,221 shares of our common stock pursuant to the terms of the plan between March 13, 2026 and December 1, 2026.

On December 12, 2025, Jonathan Sheena, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan that provides for the sale of 59,000 shares of our common stock pursuant to the terms of the plan between May 8, 2026 and June 21, 2027.

Equity Award Policy

On February 25, 2026, our board of directors approved and adopted the Natera, Inc. Equity Award Policy (the “Equity Award Policy”), which is effective as of January 1, 2026 (the “Effective Date”). Under the Equity Award Policy, upon the death of a grantee, (i) each time based equity award that is outstanding and unvested will become fully vested and (ii) each performance-based equity award that is outstanding and unvested will vest as to the proportion of the award that would vest based on the Company’s actual performance (determined by the Company in its sole discretion) as of the end of the fiscal quarter occurring after the grantee’s death, with the portion of the total award that vests being prorated based on the portion of the performance period that the grantee completes through the date of his or her death. The Equity Award Policy applies to all equity awards granted to the Company’s officers, employees and non-employee directors before, on or after the Effective Date.

The foregoing description of the Equity Award Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Award Policy, which is filed as Exhibit 10.17 to this Annual Report on Form 10-K and which is incorporated by reference herein.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders (the “Proxy Statement”), which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement, which we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

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

(b)	The following exhibits are filed with or incorporated by reference as part of this Annual Report on Form 10-K:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-37478	3.1	07/09/2015
3.2	Amended and Restated Bylaws of Registrant, effective as of November 3, 2021	10-Q	001-37478	3.1	11/05/2021
4.1	Form of Common Stock Certificate	S-1/A	333-204622	4.1	06/22/2015
4.2	Amended and Restated Investors' Rights Agreement, dated November 20, 2014.	S-1	333-204622	4.2	06/01/2015
4.3	Description of Common Stock	10-K	001-37478	4.3	02/26/2021
10.1.1	UBS Credit Line Agreement, dated September 23, 2015, as amended.	10-Q	001-37478	10.2	11/13/2015
10.1.2	Amendment to UBS Credit Line Agreement, dated July 5, 2017.	10-Q	001-37478	10.1	08/09/2017
10.2.1*	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended (conformed copy).	S-1/A	333-204622	10.13	06/30/2015
10.2.2*	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/11/2016
10.2.3*	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.2	08/11/2016
10.2.4*	Fourth Amendment to Supply Agreement, dated January 3, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.8	03/15/2019
10.2.5**	Fifth Amendment to Supply Agreement, dated December 18, 2019, by and between Registrant and Illumina, Inc.	10-K	001-37478	10.5.5	03/02/2020
10.2.6**	Sixth Amendment to Supply Agreement, dated May 8, 2020, by and between Registrant and Illumina, Inc.	10-Q	001-37478	10.1	08/07/2020
10.2.7**	Seventh Amendment to Supply Agreement, dated October 7, 2021, by and between the Registrant and Illumina, Inc.	10-Q	001-37478	10.1	11/05/2021
10.2.8**	Eighth Amendment to Supply Agreement, dated December 31, 2023, by and between the Registrant and Illumina, Inc.	10-K	001-37478	10.2.8	02/29/2024
10.2.9**	Ninth Amendment to Supply Agreement, dated March 11, 2024, by and between the Registrant and Illumina, Inc.	10-K	001-37478	10.2.9	02/28/2025

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2.10**	Tenth Amendment to Supply Agreement, dated January 10, 2025, by and between the Registrant and Illumina, Inc.	10-K	001-37478	10.2.10	02/28/2025
10.3.1*	Application Service Provider Agreement, dated September 19, 2014, by and between Registrant and DNAnexus, Inc., as amended	10-K	001-37478	10.11	03/16/2017
10.3.2*	Third Amendment to Application Service Provider Agreement, dated January 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.1	11/09/2018
10.3.3*	Fourth Amendment to Application Service Provider Agreement, dated July 1, 2018, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/09/2018
10.3.4*	Fifth Amendment to Application Service Provider Agreement, dated October 18, 2019, by and between Registrant and DNAnexus, Inc.	10-Q	001-37478	10.2	11/08/2019
10.4.1	Lease, dated October 26, 2015, by and between Registrant and BMR-201 Industrial Road LP.	10-K	001-37478	10.23	03/24/2016
10.4.2	First Amendment to Lease, dated October 6, 2016, by and between Registrant and BMR-201 Industrial Road LP.	10-Q	001-37478	10.1	11/14/2016
10.4.3	Second Amendment to Lease, dated January 26, 2021, by and between Registrant and BMR-201 Industrial Road LP.					X
10.4.4	Third Amendment to Lease, dated February 1, 2023, by and between Registrant and BMR-201 Industrial Road LP.					X
10.4.5	Fourth Amendment to Lease, dated April 11, 2023, by and between Registrant and BMR-201 Industrial Road LP.					X
10.4.6	Fifth Amendment to Lease, dated July 17, 2024, by and between Registrant and BMR-201 Industrial Road LP.					X
10.4.7	Sixth Amendment to Lease, dated October 31, 2025, by and between Registrant and BMR-201 Industrial Road LP.					X
10.5.1	Lease Agreement dated September 24, 2015, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.	10-Q	001-37478	10.1	11/09/2022

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5.2	First Amendment to Lease Agreement dated January 26, 2016, by and between NSTX, Inc. and Karlin McCallen Pass, LLC.	10-Q	001-37478	10.2	11/09/2022
10.5.3	Second Amendment to Lease Agreement dated March 10, 2021, by and between NSTX, Inc. and KCP Parmer 3.2 Fee Owner, LLC.	10-Q	001-37478	10.3	11/09/2022
10.5.4	Third Amendment to Lease Agreement dated December 29, 2021, by and between NSTX, Inc. and 13011 McCallen Pass, LLC.	10-Q	001-37478	10.4	11/09/2022
10.6***	2007 Stock Plan and form of agreements thereunder.	S-1	333-204622	10.1	06/01/2015
10.7.1***	Amended and Restated 2015 Equity Incentive Plan.	8-K	001-37478	10.1	06/18/2024
10.7.2***	Amended and Restated 2015 Equity Incentive Plan.	8-K	001-37478	10.1	06/18/2025
10.8***	2015 Employee Stock Purchase Plan.	S-1/A	333-204622	10.3	06/25/2015
10.9	Form of Indemnification Agreement, by and between Registrant and each of its directors and executive officers.	10-K	001-37478	10.4	03/16/2017
10.10***	Amended Compensation Program for Non-Employee Directors.	10-Q	001-37478	10.1	08/08/2025
10.11***	Natera, Inc. Management Cash Incentive Plan.	10-Q	001-37478	10.3	11/13/2015
10.12***	Executive Severance Plan	10-Q	001-37478	10.1	05/10/2024
10.13***	Amended and Restated Employment Agreement, by and between Registrant and Matthew Rabinowitz, dated November 1, 2024.	10-K	001-37478	10.13	02/27/2025
10.14***	Amended Employment Agreement, by and between Registrant and Jonathan Sheena, dated June 7, 2007.	S-1/A	333-204622	10.16	06/25/2015
10.15***	Amended and Restated Employment Agreement, by and between Registrant and Steve Chapman, dated August 1, 2024.	10-Q	001-37478	10.1	08/09/2024
10.16***	Amended Employment Agreement, by and between Registrant and Daniel Rabinowitz, dated June 7, 2007.	10-Q	001-37478	10.1	08/05/2022
10.17***	Equity Award Policy.					X
19.1	Insider Trading Policy.	10-K	001-37478	19.1	02/27/2025
21.1	List of Subsidiaries of the Registrant.	10-K	001-37478	21.1	03/16/2017
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K).					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1***	Natera, Inc. Policy for the Recovery of Erroneously Awarded Compensation.	10-K	001-37478	97.1	02/29/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on this 26th day of February 2026.

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

Signature	Title	Date
/s/ Steve Chapman Steve Chapman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2026

/s/ Michael Brophy Michael Brophy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026

/s/ Matthew Rabinowitz Matthew Rabinowitz	Executive Chairman	February 26, 2026

/s/ Jonathan Sheena Jonathan Sheena	Founder and Director	February 26, 2026

/s/ Roy Baynes Roy Baynes	Director	February 26, 2026

/s/ Monica Bertagnolli Monica Bertagnolli	Director	February 26, 2026

/s/ Roelof F. Botha Roelof Botha	Director	February 26, 2026

/s/ Rowan Chapman Rowan Chapman	Director	February 26, 2026

/s/ Gail Marcus Gail Marcus	Director	February 26, 2026

/s/ Herm Rosenman Herm Rosenman	Director	February 26, 2026

/s/ Ruth Williams-Brinkley Ruth Williams-Brinkley	Director	February 26, 2026