Form 10-Q
period 2026-03-31
Natera, Inc.
filed 2026-05-08
CIK 1604821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-37478
_________________________________________________________________
NATERA, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________________

Delaware	01-0894487
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13011 McCallen Pass Building A Suite 100 Austin, TX	78753
(Address of Principal Executive Offices)	(Zip Code)
(650) 980-9190
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of May 1, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 143,215,382.

Natera, Inc.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. The forward-looking statements are contained principally in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this report. Forward-looking statements include information concerning our future results of operations and financial position, strategy and plans, and our expectations for future operations. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “believe,” “may” “will” “estimate,” “continue,” “anticipate,” “design” “intend” “expect” “could,” “plan” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions.

These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding revenue, expenses and other operating results;
•our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of Signatera, Panorama, and Horizon;
•our ability to increase demand and reimbursement for our tests;
•our expectation that Panorama will be adopted for the screening of microdeletions and that third-party payer reimbursement will be available for this testing, including our expectations that the results from our Single nucleotide polymorphism-based Microdeletion and Aneuploidy RegisTry, or SMART, Study may support broader use of and reimbursement for the use of Panorama for microdeletions;
•our expectations of the reliability, accuracy, and performance of our tests, as well as expectations of the benefits of our tests to patients, providers, and payers;
•our ability to successfully develop additional revenue opportunities and expand our product offerings to include new tests;
•our efforts to successfully develop and commercialize, or enhance, our products;
•our ability to comply with federal, state, and foreign regulatory requirements, programs and policies, our expectations regarding the potential impact of governmental regulations on our business and operations, and our ability to successfully operate our business in response to changes in such requirements, programs, policies and regulations;
•our ability to respond to, defend, or otherwise favorably resolve litigation or other proceedings, including investigations, subpoenas, demands, disputes, requests for information, and other regulatory or administrative actions or proceedings, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
•the effect of improvements in our cost of goods sold;
•our estimates of the total addressable markets for our current and potential product offerings;
•our ability and expectations regarding obtaining, maintaining and expanding third-party payer coverage of, and reimbursement for, our tests;
•the effect of changes in the way we account for our revenue;
•the scope of protection we establish and maintain for, and developments or disputes concerning, our intellectual property or other proprietary rights, including associated litigation costs we may incur and our assumptions regarding any potential liabilities associated with our existing litigation matters;
•our ability to successfully compete in the markets we serve;
•our reliance on collaborators such as medical institutions, contract laboratories, laboratory partners, and other third parties;
•our ability to operate our laboratory facilities and meet expected demand, and to successfully scale our operations;
•our reliance on a limited number of suppliers, including sole source suppliers, which may impact our ability to maintain a continued supply of laboratory instruments and materials and to run our tests;
•our expectations of the rate of adoption of our current or future tests by laboratories, clinics, clinicians, payers, and patients;
•our ability to complete clinical studies and publish compelling clinical data in peer-reviewed medical publications regarding our current and future tests, and the effect of such data or publications on professional society or practice guidelines or coverage and reimbursement determinations from third-party payers, including our SMART and CIRCULATE-Japan studies and our ongoing and planned trials in oncology and organ health;
•our reliance on our partners to market and offer our tests in the United States and in international markets;
•our expectations regarding acquisitions, dispositions and other strategic transactions and our ability to successfully integrate Foresight Diagnostics, Inc. into our business operations;
•our ability to control our operating expenses and fund our working capital requirements;
•the factors that may impact our financial results, including our revenue recognition assumptions and estimates; and

•anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those discussed in Part II, Item 1A, “Risk Factors” in this report and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 27, 2026. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Natera, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except par value)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$1,087,932	$1,076,140
Accounts receivable, net of allowance of $7,927 and $8,018 at March 31, 2026 and December 31, 2025, respectively	417,595	296,528
Inventory	70,721	68,443
Prepaid expenses and other current assets	75,565	55,828
Total current assets	1,651,813	1,496,939
Property and equipment, net	269,379	241,184
Operating lease right-of-use assets	133,987	108,541
Goodwill	140,857	141,070
Intangible assets	367,362	373,713
Other assets	51,000	36,897
Total assets	$2,614,398	$2,398,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,397	$33,156
Accrued compensation	143,810	92,603
Contingent consideration payable, current portion	22,350	21,580
Deferred revenue, current portion	36,852	24,907
Short-term debt financing	80,305	80,323
Other accrued liabilities	212,543	188,659
Total current liabilities	558,257	441,228
Contingent consideration payable, long-term portion	103,204	96,780
Deferred tax liability, long-term portion	701	701
Operating lease liabilities, long-term portion	144,953	118,473
Deferred revenue, long-term portion	16,999	17,062
Other liabilities	16,266	11,687
Total liabilities	840,380	685,931
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both March 31, 2026 and December 31, 2025; 142,734 and 139,693 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	4,635,319	4,488,679
Accumulated deficit	(2,861,113)	(2,776,022)
Accumulated other comprehensive loss	(202)	(258)
Total stockholders’ equity	1,774,018	1,712,413
Total liabilities and stockholders’ equity	$2,614,398	$2,398,344
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2026	2025

Revenues
Product revenues	$693,868	$500,036
Licensing and other revenues	2,776	1,794
Total revenues	696,644	501,830
Cost and expenses
Cost of product revenues	245,203	184,613
Cost of licensing and other revenues	608	452
Research and development	210,702	129,078
Selling, general and administrative	327,938	266,864
Amortization of acquired intangible assets	5,709	—
Total cost and expenses	790,160	581,007
Loss from operations	(93,516)	(79,177)
Interest expense	(892)	(1,005)
Interest and other income, net	9,600	13,419
Loss before income taxes	(84,808)	(66,763)
Income tax expense	(283)	(173)
Net loss	$(85,091)	$(66,936)
Unrealized gain on available-for-sale securities, net of tax and foreign currency translation adjustment	56	147
Comprehensive loss	$(85,035)	$(66,789)

Net loss per share (Note 14):
Basic and diluted	$(0.60)	$(0.50)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	141,502	134,750
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Three months ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	139,693	$14	$4,488,679	$(2,776,022)	$(258)	$1,712,413
Issuance of common stock upon exercise of stock options	346	—	3,863	—	—	3,863
Vesting of restricted stock units	2,457	—	—	—	—	—
Issuance of common stock for bonus	229	—	47,026	—	—	47,026
Issuance of common stock pursuant to asset acquisition, net	10	—	2,000	—	—	2,000
Cancellation of escrow shares pursuant to business combination, net	(1)	—	(323)	—	—	(323)
Stock-based compensation	—	—	94,074	—	—	94,074
Unrealized gain on available-for sale securities, net of tax and foreign currency translation adjustment	—	—	—	—	56	56
Net loss	—	—	—	(85,091)	—	(85,091)
Balance as of March 31, 2026	142,734	$14	$4,635,319	$(2,861,113)	$(202)	$1,774,018
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	132,646	$12	$3,763,614	$(2,567,862)	$(344)	$1,195,420
Issuance of common stock upon exercise of stock options	50	—	544	—	—	544
Vesting of restricted stock units	3,014	2	—	—	—	2
Stock-based compensation	—	—	78,435	—	—	78,435
Issuance of common stock for bonus	222	—	32,063	—	—	32,063
Unrealized gain on available-for sale securities, net of tax and foreign currency translation adjustment	—	—	—	—	147	147
Net loss	—	—	—	(66,936)	—	(66,936)
Balance as of March 31, 2025	135,932	$14	$3,874,656	$(2,634,798)	$(197)	$1,239,675

See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating activities
Net loss	$(85,091)	$(66,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,517	9,237
Amortization of acquired intangible assets	5,709	—
Amortization of premiums and accretion of purchase discounts on investment securities	—	9
Non-cash settlement expense	1,226	—
Non-cash lease expense	5,931	4,389
Stock-based compensation	95,107	77,827
Change in fair value of warrants and preferred stock of related party equity investment	(166)	(3,235)
Revaluation of contingent consideration	6,120	—
Foreign exchange adjustment	258	138
Non-cash interest expense	(18)	(17)
Non-cash expense recovery	(596)	(361)
Changes in operating assets and liabilities:
Accounts receivable	(121,067)	(4,068)
Inventory	(2,278)	(5,623)
Operating lease right-of-use assets	255	—
Prepaid expenses and other assets	(17,064)	(9,354)
Accounts payable	21,880	2,379
Accrued compensation	98,233	17,035
Operating lease liabilities	(5,852)	(4,505)
Other accrued liabilities	12,105	26,866
Deferred revenue	11,882	671
Other long-term liabilities	(920)	—
Net cash provided by operating activities	40,171	44,452

Investing activities
Proceeds from maturity of investments	—	5,000
Purchases of property and equipment, net	(22,137)	(21,815)
Investment in related party	(10,000)	—
Net cash used in investing activities	(32,137)	(16,815)

Financing activities
Proceeds from exercise of stock options	3,863	544
Stock issuance costs	(105)	—
Net cash provided by financing activities	3,758	544

Net change in cash, cash equivalents and restricted cash	11,792	28,181
Cash, cash equivalents and restricted cash, beginning of period	1,076,140	945,587
Cash, cash equivalents and restricted cash, end of period	$1,087,932	$973,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$889	$1,005

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	18,216	$4,223
Acquisition of warrants and warrants receivable	7,162	$—
Consideration for business combination	(213)	$—
Issuance of common stock for intangible assets	774	$—
Issuance of common stock for bonuses	47,026	$32,063
Stock-based compensation included in capitalized software development costs	391	$608
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
1. Description of Business
Natera, Inc. (the “Company”) was formed in the state of California as Gene Security Network, LLC in November 2003 and incorporated in the state of Delaware in January 2007. The Company is a diagnostics company with proprietary molecular and bioinformatics technology that it is applying to change disease management worldwide. The Company’s cell-free DNA (“cfDNA”) technology combines its novel molecular assays, which reliably measure many informative regions across the genome, from samples as small as a single cell, with its statistical algorithms that incorporate data available from the broader scientific community to identify genetic variations, covering a wide range of serious conditions with high accuracy and coverage. The Company focuses on applying its technology to three main areas of healthcare – oncology, women’s health, and organ health. In oncology, the Company commercializes personalized blood-based DNA tests designed to optimize therapy decisions from diagnosis to survivorship. In the women’s health space, the Company develops and commercializes non- or minimally- invasive tests to support a range of women’s health needs, from prenatal testing to hereditary cancer screening. In organ health, the Company offers tests to assess kidney, heart, and lung transplant rejection as well as genetic testing for chronic kidney disease. The Company operates laboratories in Austin, Texas, San Carlos, California, and Boulder, Colorado, certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), providing a host of cell-free DNA-based molecular testing services. The Company determines its operating segments based on the way it organizes its business to make operating decisions and assess performance. The Company operates one segment, the development and commercialization of molecular testing services, applying its proprietary technology in the fields of women’s health, oncology and organ health.

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
2. Summary of Significant Accounting Policies
During the three months ended March 31, 2026, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (filed on February 27, 2026).
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026.
Liquidity Matters
The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $85.1 million for the three months ended March 31, 2026 and an accumulated deficit of $2.9 billion as of March 31, 2026. As of March 31, 2026, the Company had $1.1 billion in cash and an $80.3 million outstanding balance on its Credit Line (as defined in Note 12, Debt) including accrued interest. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line, which is classified as cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. As of March 31, 2026, the Company had $20.0 million remaining and available on its Credit Line.
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

Accounts Receivable, net of allowance
Trade accounts receivable and other receivables. The allowance for expected credit losses for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 8, Balance Sheet Components, for a roll-forward of the allowance for expected credit losses related to trade accounts receivable for the three months ended March 31, 2026 and 2025.
With respect to revenue recognized related to genetic test services provided to patient customers whereby consideration is expected to be received from insurance or patient payors, the Company recognizes a constraint to the estimated variable consideration such that it is not probable that a significant revenue reversal will occur. When assessing the total consideration expected to be received from insurance carriers and patients, a certain percentage of revenues is further constrained for estimated refunds. After applying the ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASC 606”) constraint, the Company assessed for credit losses under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) and determined an incremental credit loss was not needed given the quality of the insurance payors from whom such receivables are expected to be collectible and the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for expected credit losses against accounts receivable for insurance and patient payors due to the average selling price calculations, which incorporate these risks as net receivables are recorded.
Inventory
Inventory is recorded at the lower of cost or net realizable value, determined on a first-in, first-out basis. Inventory consists entirely of supplies, which are consumed at the point biologic samples are collected and the Company provides genetic testing services, and therefore, the Company does not maintain any work-in-process or finished goods inventory. The Company enters into inventory purchases commitments so that it can meet future delivery schedules based on forecasted demand for its tests.
The Company analyzes its inventory to determine whether the composition of its inventory is obsolete or slow-moving. A write down of specifically identified unusable, or obsolete inventory in the period is recognized by considering product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our consolidated statements of operations. Inventory reserves as of March 31, 2026 and December 31, 2025 were not material.

Goodwill and Intangible Assets

The excess of the fair value of consideration transferred over the fair value of the net assets acquired in a business combination is recorded as goodwill. Goodwill is not amortized and is tested for impairment, at least annually, at the reporting unit level. The test for impairment is conducted annually each October 1, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has one reporting unit, as described within Note 15, Segment Reporting. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company considers qualitative factors such as macroeconomic conditions, industry and market considerations, and overall financial performance of the Company. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of the Company’s reporting unit exceeds its fair value, in which case an impairment loss is recognized to the extent that the reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. Amortization expense related to intangible assets acquired via business combinations are recorded in amortization of acquired intangible assets expense in the consolidated statements of operations and comprehensive loss. Amortization expense related to all other intangible assets was recorded to the functional category to which it primarily relates in the consolidated statements of operations and comprehensive loss. The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded impairment charges on its finite-lived intangible assets or goodwill for the periods presented in these condensed consolidated financial statements.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$(258)	$(344)
Net unrealized gain on available-for-sale securities, net of tax and foreign currency translation adjustment	56	147
Ending balance	$(202)	$(197)
The change in net unrealized loss on available-for-sale securities is due to the impact of changes in interest rates on the value of fixed-rate investments and not due to any credit deterioration. Further, due to the short-term nature of these investments, the Company has the ability and intention to hold any such investments until maturity and does not expect to realize any material investment losses. Since the Company did not hold any investments at March 31, 2026 or December 31, 2025, an allowance for credit loss was not necessary.

Revenue Recognition

The Company recognizes revenue under, ASC 606, using the following five step process:
•Identification of a contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Revenue recognition when, or as, the performance obligations are satisfied.
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

Related Party Transactions
On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”) and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million which was allocated $2.2 million for preferred shares and $1.8 million for warrants. In August 2024, the Company participated in a subsequent round of the series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors and does not participate or direct the day-to-day activities of MyOme. Because MyOme is a privately-held company without readily determinable fair values, the Company elected to account for its preferred Series B share investment in MyOme using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. When indicators exist and the estimated fair value of the investment is below its carrying amount, the Company would adjust the investment to fair value. The change in carrying value, resulting from the remeasurements, would be recognized in interest and other income, net on the consolidated statements of operations. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:
•Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board, founder, and the interim chief executive officer of MyOme, and a beneficial holder of approximately 19.4% of the outstanding shares of MyOme on a fully dilutive basis;
•Jonathan Sheena, the Company’s co-founder and a member of the Company’s board of directors, is a stockholder and a member of the board of directors of MyOme;
•Daniel Rabinowitz, the Company’s Secretary and Chief Legal Officer, is a stockholder of MyOme; and
•Roelof Botha, the Lead Independent Director of the Company’s board of directors, is a managing member of Sequoia Capital. Certain funds affiliated with Sequoia Capital also participated in MyOme’s series B financing.
None of the related party investments in MyOme by our executives and directors noted above were at the behest of the Company nor funded by the Company.
In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties agreed to partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company agreed to assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme’s common stock at an exercise price of $0.25 per share, which is exercisable in whole or in part, commencing in February 2024, and can be converted to MyOme’s common stock upon the occurrence of MyOme’s initial public offering or a liquidation event (as such terms are defined in MyOme’s certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of MyOme’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. These warrants were granted and issued by MyOme to the Company during the fourth quarter of 2024, and were exercisable in whole or in part in December 2024. In October 2025, the Company entered into an amendment to the Series B Preferred Stock Agreement with MyOme, resulting in the Company investing an additional $10.0 million in MyOme in January 2026. In January 2026, the Company achieved another product commercialization milestone and as such, an additional warrant for 1,977,769 shares of MyOme’s series B preferred stock was due from MyOme to the Company. However, the Company needs to perform ongoing collaboration in exchange for the warrant consideration. Accordingly, the warrants and warrant receivable have been included within other assets and allocated between short-term and long-term liabilities on the consolidated balance sheets. The Company is amortizing the liability as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement over the life of the contract. For the three months ended March 31, 2026 and 2025, the amortization of the non-cash liability was $0.6 million and $0.4 million, respectively.
The warrants and warrants receivable are accounted for as derivative instruments and recorded within other assets on the consolidated balance sheets at fair value on a recurring basis. The warrants and warrants receivable were valued using the Black-Scholes valuation model as of each reporting period, including the date of issuance. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. For the three months ended March 31, 2026 and 2025, the royalties to MyOme were not material. As of March 31, 2026 and December 31, 2025, the Company’s carrying amount of preferred shares in MyOme was $16.7 million and $6.7 million, respectively, on its consolidated balance sheets. The fair market value of the warrants and warrants receivable as of March 31, 2026 and December 31, 2025 was $20.0 million and $12.7 million, respectively, on the consolidated balance sheets.
Risk and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, and restricted cash, accounts receivable and investments. The Company limits its exposure to credit loss by placing its cash in financial institutions with high credit ratings. The Company’s cash may consist of deposits held with banks that may at times exceed federally insured limits. The Company performs evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.
For the three months ended March 31, 2026, and 2025, there were no customers exceeding 10% of total revenues on an individual basis. As of March 31, 2026 and December 31, 2025, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.
For the three months ended March 31, 2026 and 2025, approximately 14.8% and 14.0%, respectively, of total revenue were paid by traditional Medicare on behalf of multiple customers. As of March 31, 2026 and December 31, 2025, approximately 14.6% and 14.1%, respectively, of accounts receivable are expected to be paid by traditional Medicare on behalf of multiple customers.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its accounting standard codifications or other standard setting bodies and adopted by the Company as of the specified effective date.
Recently Adopted Accounting Pronouncements

In July 2025, ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, was issued, which introduces a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for fiscal years beginning after December 15, 2025. Adoption of this standard occurred on January 1, 2026 and did not have a material impact on the Company’s consolidated financial statements.
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

3. Business Combination

Foresight Diagnostics, Inc.

On December 4, 2025, the Company completed the acquisition of Foresight Diagnostics, Inc. (“Foresight Diagnostics”), a leader in ultrasensitive molecular residual disease (“MRD”) detection. Foresight Diagnostics is a cancer diagnostics company and CLIA-registered laboratory. Their circulating tumor DNA (ctDNA)-based MRD tests leverage its patented PhasED-Seq™ technology, targeting phased variants. The acquisition was completed primarily to expand the Company’s intellectual property portfolio for tumor-informed and personalized MRD products including in phased variants and to build on Foresight’s clinical research momentum in B-cell lymphomas.

The total purchase consideration for the acquisition of Foresight Diagnostics was $424.5 million, which included the issuance of 1,127,982 shares of common stock, par value of $0.0001 per share, at a fair value based on the acquisition date closing price of $242.06 per share of the Company’s common stock. Former Foresight Diagnostics shareholders received 0.0280 shares of the Company’s common stock for each share of Foresight Diagnostics capital stock issued and outstanding as of immediately prior to the closing of the acquisition. Additionally, the Company assumed outstanding stock options of Foresight Diagnostics (“Assumed Options”). Each Assumed Option was converted into an option to purchase shares of the Company’s common stock based on the exchange ratio specified in the acquisition agreement. The Assumed Options generally retained their original vesting conditions, contractual terms, and expiration dates in effect immediately prior to the acquisition. In accordance with ASC 805, Business Combinations, and ASC 718, Compensation—Stock Compensation, the total fair value of the Assumed Options was allocated between pre-combination and post-combination service. The portion of the fair value attributable to pre-combination service was included in the total purchase consideration. The portion attributable to post-combination service was excluded from purchase consideration and will be recognized as stock-based compensation expense over the remaining requisite service period. Other components of purchase consideration included the fair value of contingent consideration of $118.4 million, cash paid at closing to settle Foresight Diagnostics’ existing debt of $6.0 million and seller transaction costs paid by the Company on behalf of Foresight Diagnostics of $7.2 million. The Company also assumed promised stock options to eligible Foresight employees which were converted, based on the exchange ratio specified in the acquisition agreement, to RSUs for shares of the Company’s common stock and granted upon closing of the acquisition. These equity awards were not included in the total purchase consideration.

Certain former Foresight Diagnostics employees are entitled to receive contingent consideration in the form of additional shares of the Company’s common stock in the aggregate amount of up to $175.0 million, based on the achievement of certain specified milestones. The Company measured the fair value of the contingent consideration obligation on the acquisition date to be $118.4 million, for which the Company recorded $21.6 million and $96.8 million as a current liability and noncurrent liability, respectively. The Company determined the estimated fair value of (i) certain milestone payments using a Monte Carlo simulation, which requires the use of projected financial information and discount rates, and (ii) certain other milestone payments based on a probability weighted expected return method. The fair value of the contingent consideration will be remeasured each reporting period until the contingencies are settled, with changes in the fair value recognized within selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2026, the Company remeasured the fair value of the contingent consideration obligation and recorded an increase to the contingent consideration obligation of $7.2 million, with a corresponding amount recorded in selling, general and administrative expenses. The balance recorded as of March 31, 2026 is $22.4 million and $103.2 million as a current liability and noncurrent liability, respectively.

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

Certain working capital and tax accounts are subject to potential adjustment as the Company obtains additional information during the measurement period regarding new information obtained related to facts and circumstances that existed as of the acquisition date, not to exceed one year from the date of acquisition. After the measurement period, any subsequent adjustments will be reflected in the consolidated statements of operations. During the three months ended March 31, 2026, the Company recorded a measurement period adjustment to reduce goodwill and purchase consideration by $0.2 million. The related 1,087 escrow shares were returned to the Company in the second quarter of 2026.

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed was recorded as goodwill. Goodwill represents Foresight Diagnostics’ assembled workforce and expected synergies the Company believes will result from the acquisition. Goodwill is not deductible for tax purposes. The fair value of the finite-lived acquired developed technology intangible asset was determined using the multi-period excess earnings income approach. This approach determines fair value based on estimated cash flow projections which are discounted to present value using a risk-adjusted rate of return. Management’s estimated cash flow projections include significant assumptions, including forecasted clinical revenue and related growth rate. The discount rate used to determine the fair value of the developed technology was 12%.

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

Product revenue is recognized in an amount equal to the total consideration (as described above) expected to be received at a point in time when the test results are delivered. Approximately 90% of cash collections attributable to such product revenue occurs within 9 months, with the remaining collections generally taking an additional 6 months. During this time, management routinely reassesses its estimates of actual to expected cash collections, which are based on historical collection rates and adjusted for current information and trends. To the extent cash collections for tests delivered in prior periods are trending higher than expectations, the Company will increase revenue recognized when sufficient evidence is obtained to conclude the additional revenue will not result in a significant reversal of revenue in a future period. If cash collections for tests delivered in prior periods are trending below expectations, the Company will reduce revenue to the amount expected to be collected based on the latest information and expectations. Increases or decreases to the amount of cash expected to be collected for tests delivered in prior periods are recognized in product revenue with a corresponding impact to accounts receivable during the period such determination is made. During the three months ended March 31, 2026 and 2025, the Company increased revenue by a net of $61.0 million and $34.3 million, respectively, for changes in estimate that increased revenue for tests delivered in prior periods that were fully collected, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.43 and $0.25 for the three months ended March 31, 2026 and 2025, respectively.
Licensing and Other Revenues
The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and in vitro diagnostic (“IVD”) kits. The Company also recognizes revenues from its strategic collaboration agreements, such as those with BGI Genomics Co., Ltd. (“BGI Genomics”). The Company recognizes licensing and other revenues through agreements with pharmaceutical companies in support of potential clinical trials managed by the pharmaceutical companies.
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
The Company has a single remaining performance obligation related to oncology assay interpretation services to be provided to BGI Genomics, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million related to oncology assay interpretation services which was recognized against deferred royalties. The Company has $16.7 million and $16.8 million in deferred revenue related to the BGI Genomics Agreement as of March 31, 2026 and December 31, 2025, respectively.

Disaggregation of Revenues
The following table shows disaggregation of revenues by payer types:

	Three months ended March 31,
	2026	2025
	(in thousands)
Insurance carriers	$658,089	$472,647
Laboratory partners	28,817	20,832
Patients	9,738	8,351
Total revenues	$696,644	$501,830
The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended March 31,
	2026	2025
	(in thousands)
United States	$685,598	$492,305
Americas, excluding U.S.	2,402	1,692
Europe, Middle East, India, Africa	6,425	6,049
Asia Pacific and Other	2,219	1,784
Total revenues	$696,644	$501,830
The following table summarizes the changes in the balance of deferred revenues during the three months ended March 31, 2026 and 2025:

	Balance at March 31,
	2026	2025
	(in thousands)
Beginning balance	$41,969	$36,592
Increase in deferred revenues	28,431	10,163
Revenue recognized during the period included in deferred revenues at the beginning of the period	(11,305)	(9,418)
Revenue recognized from performance obligations satisfied within the same period	(5,234)	(75)
Ending balance	$53,861	$37,262

5. Fair Value Measurements
The Company’s financial assets and liabilities carried at fair value are comprised of investment assets that include money market and investments.
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

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$1,087,932	$—	$—	$1,087,932	$1,076,140	$—	$—	$1,076,140
Warrants	—	—	19,987	19,987	—	—	12,659	12,659
Total financial assets	$1,087,932	$—	$19,987	$1,107,919	$1,076,140	$—	$12,659	$1,088,799

Financial Liabilities:
Contingent consideration(2)	$—	$—	$125,554	$125,554			$118,360	$118,360
Total financial liabilities	$—	$—	$125,554	$125,554	$—	$—	$118,360	$118,360
(1)Cash equivalents includes money market deposits and liquid demand deposits.
(2)As of March 31, 2026, contingent consideration includes $22.4 million classified as current and $103.2 million classified as non-current. As of December 31, 2025, contingent consideration includes $21.6 million classified as current and $96.8 million classified as non-current.

The MyOme warrants issued to the Company are accounted for as derivatives and recorded at fair value on a recurring basis and are classified within Level III of the fair value hierarchy because the valuation methods include certain unobservable inputs.

The Company measured the fair value of the contingent consideration obligation resulting from its acquisition of Foresight Diagnostics on the December 4, 2025 acquisition date using significant unobservable inputs, classified as Level III. See Note 3, Business Combination. There were no significant changes in the fair value of the contingent consideration obligation as of December 31, 2025. Each reporting period thereafter, these obligations are revalued and changes in their fair values are recorded as selling, general, and administrative expenses, net within the consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Judgment is required in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of the contingent consideration obligation. During the quarter ended March 31, 2026, the Company recorded an increase to the contingent consideration obligation of $7.2 million, with a corresponding amount recorded in selling, general and administrative expenses.

Fair Value of Short-Term and Long-Term Debt

As of March 31, 2026 and December 31, 2025, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.3 million for both periods, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short-term duration and variable interest rate.

6. Goodwill and Intangible Assets

Goodwill

On December 4, 2025, upon the acquisition of Foresight Diagnostics the Company recorded $141.1 million of goodwill. See Note 3, Business Combination, for additional information. During the three months ended March 31, 2026, the Company recorded a measurement period adjustment to reduce goodwill and purchase consideration by $0.2 million.

Intangible Assets

The Company’s intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company determined that no events occurred or circumstances changed during the reporting periods ended March 31, 2026 and December 31, 2025 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future.

Intangible assets are comprised of the following:

		March 31,	December 31,
	Useful Life	2026	2025
	(in thousands)
Developed technology	15 years	$335,300	$335,300
Customer-relationships	3-10 years	12,795	12,795
License and trademarks	6-10 years	31,274	30,500
Total		379,369	378,595
Less: Accumulated amortization		(12,007)	(4,882)
Total Intangible Assets, net		$367,362	$373,713

Intangible assets are amortized assuming no expected residual value. Amortization expense related to intangible assets was $7.1 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

The estimated future aggregate amortization expense as of March 31, 2026 is as follows:

(in thousands)
Year ending December 31:
2026 (remaining 9 months)	$21,477
2027	28,636
2028	28,613
2029	28,336
2030	28,336
2031 and thereafter	231,964
Total	$367,362

7. Financial Instruments
The Company elected to invest a portion of its cash assets in conservative, income-earning, and liquid investments. Cash, cash equivalents, and restricted cash consisted of the following:

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash, cash equivalents and restricted cash (1)	$1,087,932	$—	$—	$1,087,932	$1,076,140	$—	$—	$1,076,140
Total	$1,087,932	$—	$—	$1,087,932	$1,076,140	$—	$—	$1,076,140

(1)Cash equivalents includes liquid demand deposits and money market funds.
The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the three months ended March 31, 2026 and 2025, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of March 31, 2026, the Company did not hold any investments. Accordingly, the Company did not record a credit loss reserve as of March 31, 2026 or December 31, 2025.
8. Balance Sheet Components
Allowance for Expected Credit Losses
The following is a roll-forward of the allowances for expected credit losses related to trade accounts receivable for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$8,018	$7,259
Provision for (Reversal of) expected credit losses	222	195
Write-offs	(313)	(20)
Total	$7,927	$7,434

Property and Equipment, net
The Company’s property and equipment consists of the following:

	Useful Life	March 31, 2026	December 31, 2025
		(in thousands)
Machinery and equipment	3-5 years	$183,050	$171,270
Computer equipment	3 years	3,993	3,629
Purchased and capitalized software held for internal use	3 years	20,117	21,195
Leasehold improvements	Lesser of useful life or lease term	62,455	62,152
Construction-in-process		120,176	94,016
		389,791	352,262
Less: Accumulated depreciation and amortization		(120,412)	(111,078)
Total property and equipment, net		$269,379	$241,184
The Company’s long-lived assets are located in the United States.
The Company did not incur any impairment charges during the three months ended March 31, 2026 or 2025. Depreciation expense for the three months ended March 31, 2026 and 2025 was $12.6 million and $8.2 million, respectively.
Other Accrued Liabilities
The Company’s other accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Reserves for refunds to insurance carriers	$9,651	$9,507
Accrued charges for third-party testing	3,446	20,874
Testing and laboratory materials from suppliers	21,090	12,353
Marketing and corporate affairs	27,617	20,215
Legal, audit and consulting fees	58,976	56,077
Accrued shipping charges	2,043	3,419
Sales and income tax payable	9,390	8,365
Accrued third-party service fees	20,484	9,758
Clinical trials and studies	19,605	14,467
Operating lease liabilities, current portion	14,823	15,581
Property and equipment purchases	22,390	11,270
Other accrued expenses	3,028	6,773
Total other accrued liabilities	$212,543	$188,659

9. Leases
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
In October 2016, the Company entered into a lease directly with its landlord for laboratory and office spaces at its facilities located in San Carlos, California. The Company currently occupies approximately 136,000 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,000 square feet, and the Second Space totals approximately 48,000 square feet. In January 2021, the Company entered into an amendment of the lease to extend the term for 48 months to October 2027. In July 2024, the Company entered into an amendment of the San Carlos lease to extend the term for 60 months to October 2032. The annual rent will be approximately $9.7 million beginning January 2025, escalating annually and may be increased if the Company elects to utilize additional tenant improvement allowances. In January 2025, the Company entered into a lease agreement for additional premises of approximately 40,700 rentable square feet in San Carlos, California, through November 2028 with an annual rent expense of approximately $1.5 million. In January 2026, the Company entered in a lease for an additional premises in San Carlos, California which occupies approximately 63,000 square feet with a lease term of ten years. Subject to certain requirements, the annual rent payment starts in May 2028 at approximately $4.4 million per year and escalates annually.
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

The Company entered into a lease agreement in September 2023 to lease 16,319 square feet of space located in Pleasanton, California over a 60-month term. The premises are used for laboratory and research use and commenced in December 2023. In December 2025, the Company entered in an amendment to extend the existing premises and expand to an additional premises of 15,485 rentable square feet in Pleasanton, California through March 2034. The combined annual lease payment started at $0.9 million and escalates annually.

In December 2025, as part of the business combination, the Company assumed a lease agreement for approximately 25,718 square feet of space located in Boulder, Colorado. The premises are used for general office, laboratory, and research use. The lease term extends through June 2034, and the annual lease payments commence at approximately $1.5 million and escalate annually.

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

For the three months ended March 31, 2026, the Company had $29.2 million in noncash operating activities related to additional right-of-use assets resulting from entering into new lease agreements and extension of existing leases under ASC, Topic 842, Leases (“ASC 842”). For the three months ending March 31, 2025, the Company had $10.9 million in noncash operating activities related to additional right-of-use assets.

The operating lease right-of-use assets are classified as noncurrent assets in the consolidated balance sheets. The corresponding lease liabilities are separated into current and long-term portions as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$14,823	$15,581
Operating lease liabilities, long-term portion	144,953	118,473
Total operating lease liabilities	$159,776	$134,054
As of March 31, 2026, the weighted-average remaining lease term was 7.23 years and the weighted-average discount rate was 6.5%.
The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months ended March 31, 2026 and 2025, total lease expense of $5.9 million and $4.4 million was recognized in the condensed statements of operations and comprehensive loss, respectively. Cash paid for settlement of operating lease liabilities totaled $5.9 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively.
The present value of the future minimum lease payments under all non-cancellable operating leases as of March 31, 2026 are as follows:

Operating Leases
(in thousands)
As of March 31, 2026
2026 (remaining 9 months)	$18,619
2027	24,570
2028	27,463
2029	27,627
2030	28,031
2031 and thereafter	78,182
Total future minimum lease payments	204,492
Less: imputed interest	(44,716)
Operating lease liabilities	$159,776
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
The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the aggregate accrual for legal contingencies that are probable and reasonably estimable is approximately $33.0 million and $32.6 million, respectively. The Company is unable to predict the ultimate outcome of the matters described below and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of any such matter in excess of any amounts accrued.
Intellectual Property Litigation Matters

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleged, in suits filed in January 2020 and May 2022, infringement by CareDx of certain of the Company’s patents, seeking unspecified damages and injunctive relief. In January 2024, after trial, the jury returned a verdict in favor of the Company, finding both asserted patents valid and one patent infringed by CareDx (the “Infringed Patent”) and awarding damages to the Company for lost profits and past royalties totaling $96.3 million. In February 2025, the Court granted CareDx’s motion for judgment as a matter of law and invalidated both asserted Natera patents, including the Infringed Patent. The Company filed a notice of appeal to the Court of Appeals for the Federal Circuit in March 2025. Separately, in October 2024, an ex-parte re-examination petition was filed by CareDx with the United States Patent and Trademark Office (“USPTO”) challenging the validity of the Infringed Patent; but the USPTO ultimately denied the petition and upheld the challenged claims of the Infringed Patent. In June 2025, another ex-parte re-examination petition challenging the validity of the ‘724 Patent was filed with the USPTO, which issued a non-final office action in December 2025. The Company has filed a response to the office action.

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. Following a jury trial in May 2023 and a bench trial in June 2023, all three asserted patents were found to be valid and infringed by ArcherDX and Invitae, and the jury awarded damages totaling $19.4 million to the Company. In November 2023, the Court granted in part the Company’s motion for a permanent injunction against the PCM test, which the defendants have appealed. In February 2024, Invitae and ArcherDX filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of New Jersey, resulting in an automatic bankruptcy stay in the case. The stay was lifted, and post-trial proceedings resumed, in November 2024. Defendants’ interim appeals remain stayed pending the Court’s final resolution of the post-trial motions. In April 2026, the Court granted defendants’ motion in part by eliminating damages associated with certain non-PCM products, reducing the prior damages award by approximately $10.0 million; the Court also awarded the Company approximately $1.23 million in supplemental pre-verdict damages for PCM products, pre- and post-judgment interest, and imposed an ongoing royalty of 30% on revenues from defendants’ post-judgment use of the adjudicated PCM products.

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
The Company filed suits against Inivata, Inc. and Inivata Ltd. (collectively “Inivata”) in the United States District Court for the District of Delaware in January 2021 and December 2022, alleging that certain of Inivata’s oncology products infringe certain of the Company’s patents and seeking unspecified monetary damages and injunctive relief. The two suits were consolidated. In March 2024, the Court stayed the case in light of the Company’s case against NeoGenomics Laboratories, Inc. (“NeoGenomics”), which acquired Inivata in 2021, discussed below. In October 2025, the Company voluntarily dismissed the December 2022 suit without prejudice. In February 2026, the January 2021 suit was dismissed.
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
Other Litigation Matters

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

The Company has been involved in two lawsuits against Guardant Health, Inc. (“Guardant”). In May 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. In November 2024, after trial, the jury returned a verdict finding the Company liable for false advertising and found damages of $292.5 million. In July 2025, the Court entered a final order regarding the parties’ post-trial motions, which largely upheld the jury verdict. The Court has not issued a final judgment at this time. The Company plans to appeal the final judgment to the Ninth Circuit Court of Appeals. In February 2025, Guardant filed suit against the Company and two of its former employees who recently joined the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation, breach of contract and related tort claims, seeking unspecified damages and injunctive relief. Concurrently with the filing of the complaint, Guardant also moved for a temporary restraining order and expedited discovery, which motions Guardant subsequently withdrew. In April 2025, Guardant voluntarily dismissed its claims against the Company and the employee defendants without prejudice.
In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. In May 2023, the Court granted the Company’s motion to dismiss the lawsuit, and the case was dismissed without prejudice. In July 2023, the plaintiff filed analogous claims in the Superior Court of California, County of San Mateo, and subsequently filed an amended claim with an additional plaintiff. Based on the additional plaintiff, the case was transferred back to the United States District Court for the Northern District of California. The parties subsequently agreed that claims brought by the original plaintiff be remanded back to the Superior Court of California, County of San Mateo, and that the action be stayed pending the outcome of the action in the United States District Court for the Northern District of California. The Company has finalized and submitted to the Court for preliminary approval a settlement resolving these matters.
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

In October 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by patients alleging various causes of action relating to the Company’s preimplantation genetic test for aneuploidies. They request, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit, which was granted in August 2025, and the case was dismissed without prejudice. In August 2025, the plaintiffs filed an amended complaint.

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
Contractual Commitments
The following table sets forth the Company’s material contractual commitments as of March 31, 2026:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$16,232	December 2027
Material suppliers	136,147	November 2030
Application service providers	16,397	February 2034
Cloud platform service provider	20,211	March 2029
Other material suppliers	72,417	Various
Total	$261,404
In conjunction with the Company’s acquisition of Foresight Diagnostics, the Company may also be required to pay up to $175.0 million to the former holders of Foresight Diagnostic’s outstanding equity interests, subject to the achievement of certain milestones through December 31, 2027. As of March 31, 2026 and December 31, 2025, the Company recognized a $125.6 million and $118.4 million in contingent consideration liability based on the fair value. Payments will be settled in shares of the Company’s common stock and are estimated to occur in years 2026 and 2027. See Note 3, Business Combination, for additional information.

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

During November 2024, the Company entered into an agreement to acquire clinical samples and data for oncology development. As of March 31, 2026, the Company has paid $15.0 million in cash, has recorded a payable for $3.7 million, and is committed to an additional $1.3 million, which is included in commitments above. An additional $50.0 million in potential payments owed to the third-party vendor, not included above, will depend on whether certain approvals are obtained and commercial volume milestones are achieved.

11. Stock-Based Compensation

Stock-Based Compensation Expense
The following table presents stock-based compensation expense recorded in the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
	(in thousands)
Cost of revenues	$6,625	$5,270
Research and development	33,409	26,511
Selling, general and administrative	55,073	46,046
Total	$95,107	$77,827
The stock-based compensation expense presented above includes $1.4 million of liability-classified awards (including $1.1 million related to Foresight contingent consideration) for the three months ended March 31, 2026. There was no such expense for the three months ended March 31, 2025.

Stock Options

The following table summarizes option activity for the three months ended March 31, 2026:

	Number of Shares Outstanding	Weighted- Average Exercise Price
	(in thousands, except for per share data)
December 31, 2025	3,591	$27.03
Options exercised	(346)	$10.96
Options forfeited/cancelled	(3)	$33.12
March 31, 2026	3,242	$28.77

Restricted Stock Units and Performance-Based Awards
The following table summarizes unvested RSU and PSU activity during the three months ended March 31, 2026:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except for per share data)
Balance at December 31, 2025	8,323	$100.44
Awards granted	2,457	$215.12
Awards vested	(2,686)	$81.18
Awards forfeited/cancelled	(145)	$103.52
Balance at March 31, 2026	7,949	$128.11
The above table of unvested RSU and PSU activity reflects unvested PSUs at 100% of their target vesting amount; however, vesting can vary from 0% to 200% of target, depending on the level of achievement of performance criteria.
The Company grants certain senior-level executives performance stock units which vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the three months ended March 31, 2026 and 2025, the Company granted 0.2 million and 0.4 million performance-based awards with an aggregate grant date fair value at 100% of their target vesting of $42.4 million and $64.9 million, respectively. Stock-based compensation for these performance-based awards milestones are assessed to be 200% of the grant value for 2025 and prior unvested awards and 100% of grant value for 2026 awards.
The Company has recognized $21.9 million and $18.7 million for performance-based awards for the three months ended March 31, 2026 and 2025, respectively.
12. Debt
Credit Line Agreement
In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit. The Credit Line was subsequently changed from $50.0 million to $100.0 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral, which is classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. The interest rate for the Credit Line is the 30-day SOFR average, plus 0.5%. As of March 31, 2026, the Company has drawn down a total of $80.0 million, and there is $20.0 million remaining and available on the Credit Line.

For the three months ended March 31, 2026 and 2025, the Company recorded interest expense on the Credit Line of $0.9 million and $1.0 million, respectively. As of March 31, 2026 and December 31, 2025, the total principal amount outstanding with accrued interest was $80.3 million for both periods.
13. Income Taxes
During the three months ended March 31, 2026 and 2025, the Company recorded total income tax expense of approximately $0.3 million and $0.2 million, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of March 31, 2026. The Company will continue to maintain a valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of March 31, 2026 and December 31, 2025, there were no accrued interest and penalties related to uncertain tax positions.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Acts. Due to the Company’s expected losses and valuation allowance, the Company does not expect the impact from this legislation to be significant to its financial statements.
14. Net Loss per Share
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of March 31, 2026 and 2025:

	March 31,
	2026	2025
	(in thousands)
Options to purchase common stock	3,242	3,822
Performance-based awards and restricted stock units	7,949	9,974
Employee stock purchase plan	79	98
Contingent consideration	628	—
Total	11,898	13,894
As of March 31, 2026, the Company finalized a post-closing working capital adjustment related to the acquisition of Foresight Diagnostics. Certain escrowed shares that were returned to the Company in the second quarter of 2026 have been excluded from the calculation of basic and diluted earnings per share.

15. Segment Reporting
The Company currently operates as a single reporting segment entity with the Chief Executive Officer as the chief operating decision maker (the “CODM”). The CODM relies on the financial statements presented within the annual report Form 10-K and quarterly Form 10-Q to evaluate the Company’s financial performance and make key operating decisions. The key area of focus of the CODM for the allocation of resources is the cash and investments used in supporting the Company’s business. These financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets, and liabilities. The significant expense categories are consistent with those presented on the face of the statements of operations and comprehensive loss. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision-making purposes. Additionally, gross margin is regularly provided to the CODM and is derived based on the consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2026	2025
	(in thousands except percentages)
Revenue	$696,644	$501,830
Cost of product revenues	245,203	184,613
Cost of licensing and other revenues	608	452
Gross margin	$450,833	$316,765

Gross margin percentage	64.7%	63.1%

16. Subsequent Events
None.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.
Overview
We are a diagnostics company with proprietary molecular and bioinformatics technology that we are applying to change disease management worldwide. Our cell-free DNA ("cfDNA") technology combines our novel molecular assays, which reliably measure many informative regions across the genome, from samples as small as a single cell, with our statistical algorithms that incorporate data available from the broader scientific community to identify genetic variations, covering a wide range of serious conditions with high accuracy and coverage. We aim to make personalized genetic testing and diagnostics part of the standard of care to protect health and inform earlier and provide more targeted interventions that help lead to longer, healthier lives.
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

The principal focus of our commercial operations is to offer our tests through both our direct sales force and laboratory distribution partners. The number of tests that we accession is a key indicator that we use to assess our business. A test is accessioned when we receive the test at our laboratory, the relevant information about the test is entered into our computer system, and the test sample is routed into the appropriate workflow. This number is a subset of the number of tests that we process. The number of tests that we process is a key metric as it tracks overall volume growth.

During the three months ended March 31, 2026, we processed approximately 1,013,600 tests, comprised of approximately 999,200 tests accessioned in our laboratory, compared to approximately 855,100 tests processed, comprised of approximately 840,800 tests accessioned in our laboratory, during the three months ended March 31, 2025. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratories as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the three months ended March 31, 2026 was 96%, consistent with 96% for the three months ended March 31, 2025. The percent of our revenues attributable to U.S. laboratory distribution partners for the three months ended March 31, 2026 was 3%, an increase compared to 2% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the three months ended March 31, 2026 and 2025 was 1% and 2%, respectively.
For the three months ended March 31, 2026, total revenues were $696.6 million compared to $501.8 million in the three months ended March 31, 2025. Product revenues accounted for $693.9 million, nearly 100% of total revenues for the three months ended March 31, 2026 compared to $500.0 million, representing nearly 100% of total revenues for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $11.0 million, representing approximately 2% of total revenues for the three months ended March 31, 2026. For the three months ended March 31, 2025, revenues from customers outside the United States were $9.5 million, representing approximately 2% total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.
Our net loss for the three months ended March 31, 2026 and 2025 was $85.1 million and $66.9 million, respectively. This included non-cash stock compensation expense of $95.1 million and $77.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $2.9 billion.
Components of the Results of Operations
Revenues
Product Revenues
We generate revenues from the sale of our tests, primarily from the sale of our Signatera, Panorama and Horizon tests. Our two primary distribution channels are our direct sales force and our laboratory partners. In cases where we promote our tests through our direct sales force, we generally bill directly to a patient, clinic or insurance carrier, or a combination of the insurance carrier and patient, for the fees.
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
Interest Expense
Interest expense is attributable to borrowing under our credit line with UBS (the “Credit Line”).
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

There have been no material changes to our other critical accounting policies and estimates as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations
Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 30,		Change
	2026	2025	Amount	Percent
	(in thousands except percentage)
Revenues
Product revenues	$693,868	$500,036	$193,832	38.8%
Licensing and other revenues	2,776	1,794	982	54.7
Total revenues	696,644	501,830	194,814	38.8
Cost and expenses
Cost of product revenues	245,203	184,613	60,590	32.8
Cost of licensing and other revenues	608	452	156	34.5
Research and development	210,702	129,078	81,624	63.2
Selling, general and administrative	327,938	266,864	61,074	22.9
Amortization of acquired intangible assets	5,709	—	5,709	100.0
Total cost and expenses	790,160	581,007	209,153	36.0
Loss from operations	(93,516)	(79,177)	(14,339)	18.1
Interest expense	(892)	(1,005)	113	(11.2)
Interest and other income, net	9,600	13,419	(3,819)	(28.5)
Loss before income taxes	(84,808)	(66,763)	(18,045)	27.0
Income tax expense	(283)	(173)	(110)	63.6
Net loss	$(85,091)	$(66,936)	$(18,155)	27.1%
Revenues
Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, Signatera and other oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the three months ended March 31, 2026 increased by $194.8 million, or 38.8%, when compared to the three months ended March 31, 2025.
We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratories or processed outside of our laboratories. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended March 31, 2026, total reported units were approximately 931,600, comprised of approximately 918,100 tests reported in our laboratories. Comparatively, during the three months ended March 31, 2025, total reported units were approximately 804,800, which is comprised of approximately 791,400 tests reported in our laboratory. During the three months ended March 31, 2026 and 2025, total oncology units processed were approximately 258,900 and 167,700, respectively.

Product Revenues
During the three months ended March 31, 2026, product revenues increased by $193.8 million, or 38.8%, compared to the three months ended March 31, 2025, as a result of the continued revenue growth from increased test volumes, and average selling price improvements.
Licensing and Other Revenues
Licensing and other revenues increased by $1.0 million, or 54.7%, during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. The increase was primarily due to an increase in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended March 31, 2026, cost of product revenues increased compared to the three months ended March 31, 2025 by approximately $60.6 million, or 32.8%, primarily due to higher costs related to inventory consumption of $21.9 million driven by an increase in accessioned cases, a $17.7 million increase in labor costs, a $13.3 million increase in third-party fees, and a $7.7 million increase in equipment and related depreciation expense, labor, overhead, shipping and other related costs driven by headcount growth and product support.
Cost of Licensing and Other Revenues
The cost of licensing and other revenues for the three months ended March 31, 2026, slightly increased compared to the three months ended March 31, 2025, primarily due to a net increase in costs to support our collaborative agreements.
Expenses
Research and Development
Research and development expenses during the three months ended March 31, 2026, increased by $81.6 million, or 63.2%, when compared to the three months ended March 31, 2025. The increase was attributable to a $37.7 million increase in salary and related compensation expenditures due to an increase in headcount (including a $6.8 million increase in stock-based compensation expense), a $28.1 million increase in lab and clinical trial-related expenses, a $9.7 million increase in office related expenses, and a $6.1 million net increase in consulting, travel, facilities, and other expenses.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $61.1 million, or 22.9%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was attributable to a $56.6 million increase in salary and related compensation expenditures due to an increase in headcount (including a $9.2 million increase in stock-based compensation expense), a $6.4 million increase in marketing expenses, and a $8.6 million net increase in travel, legal related, facilities, office and other costs, offset by a $10.5 million decrease in consulting expenses.
Amortization of Acquired Intangibles

Amortization of acquired intangibles increased by $5.7 million, or 100.0%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributed to the amortization of intangibles acquired as part of the business combination with Foresight Diagnostics.

Interest Expense
Interest expense slightly decreased in the three months ended March 31, 2026 compared to the same period in the prior year due to lower interest rates.
Interest and Other Income
Interest and other income for the three months ended March 31, 2026, decreased $3.8 million compared to the same period in the prior year, primarily due to a reduction in the revaluation of warrants and preferred shares along with lower interest income driven by lower interest rates.

Income Tax Benefit (Expense)

Income tax expense slightly increased in the three months ended March 31, 2026, compared to the same period in the prior year, primarily due state and foreign taxes.

Liquidity and Capital Resources
We have incurred net losses each year since our inception. For the three months ended March 31, 2026, we had a net loss of $85.1 million, and we expect to continue to incur net losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of March 31, 2026, we had an accumulated deficit of $2.9 billion. As of March 31, 2026, we had $1.1 billion in cash and cash equivalents and restricted cash, and $80.3 million of outstanding balance on the Credit Line, including accrued interest. As of March 31, 2026, we have $20.0 million remaining and available on the Credit Line.
While we have introduced multiple products that are generating revenues, these revenues have not been sufficient to fund all operations. Accordingly, we have funded the portion of operating costs that exceeds revenues through a combination of equity issuances and debt, and other financings. We expect to develop and commercialize future products and continue to invest in the growth of our business, and consequently, we will need to generate additional revenues to achieve future profitability and may need to raise additional equity or incur additional debt. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders and requires significant debt service payments, which diverts resources from other activities. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development and commercialization of our products and significantly scale back our business and operations.
Our contractual obligations and other commitments have been satisfied by equity offerings, our convertible note financing conducted in April 2020, the Credit Line described below, and our product, licensing, and other sales. For our commitments, refer to the “Contractual Obligations and Other Commitments” section below.

Refer to additional disclosures associated with risks and our ability to generate and obtain adequate amounts of cash to meet capital requirements for both short-term and long-term obligations.
Based on our current business plan, we believe that our existing cash will be sufficient to meet our anticipated cash requirements for at least 12 months after the date of issuance of the accompanying financial statements.
Credit Line Agreement
In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate is the 30-day Secured Overnight Financing Rate (or “SOFR”) average, plus 0.5%. The SOFR rate is variable. The Credit Line was subsequently changed from $50.0 million to $100.0 million. As of March 31, 2026, the total principal amount outstanding with accrued interest was $80.3 million, and $20.0 million is remaining and available under the Credit Line.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash provided by operating activities	$40,171	$44,452
Cash used in investing activities	(32,137)	(16,815)
Cash provided by financing activities	3,758	544
Net change in cash, cash equivalents and restricted cash	11,792	28,181
Cash, cash equivalents and restricted cash, beginning of period	1,076,140	945,587
Cash, cash equivalents and restricted cash, end of period	$1,087,932	$973,768

Cash Provided by Operating Activities
Cash provided by operating activities during the three months ended March 31, 2026 was $40.2 million. The net loss of $85.1 million includes $128.1 million in non-cash charges resulting from $14.5 million of depreciation and amortization, $5.7 million of amortization of acquired intangible assets, $1.2 million non-cash settlement expense, $5.9 million of non-cash lease expense, $95.1 million of stock-based compensation expense, $6.1 million related to revaluation of contingent consideration, and $0.3 million of foreign exchange adjustment, offset by a $0.1 million change in fair value of warrants and preferred stock and a $0.6 million decrease in non-cash expense recovery. Operating assets had cash outflows of $140.1 million resulting from a $121.1 million decrease in accounts receivable, a $17.1 million decrease in prepaid expenses and other assets, and a $2.2 million decrease in inventory, offset by a $0.3 million increase in operating lease right-of-use assets. Operating liabilities had cash inflows of $137.3 million resulting from a $21.9 million increase in accounts payable, a $98.2 million increase in accrued compensation, a $12.1 million increase in other accrued liabilities, and a $11.9 million increase in deferred revenue, offset by a $5.9 million decrease in lease liabilities and a $0.9 million decrease in other long-term liabilities.

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
Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 totaled $32.1 million, comprised of $22.1 million in acquisitions of property and equipment and $10.0 million of investment in a related party.
Cash used in investing activities for the three months ended March 31, 2025 totaled $16.8 million, comprised of $21.8 million in acquisitions of property and equipment, offset by $5.0 million from proceeds of investments maturities.
Cash Provided by Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026, totaled $3.8 million which was comprised of $3.9 million from proceeds from the exercise of stock options, offset by $0.1 million of stock issuance costs.
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
Credit Line
The short-term debt obligations consist of the $80.3 million principal amount drawn from the UBS Credit Line, or the Credit Line, and applicable interest. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. We are required to maintain a minimum of at least $150.0 million in our UBS accounts as collateral which has been classified as cash, cash equivalents, and restricted cash in the consolidated balance sheets. The interest rate is the 30-day SOFR average, plus 0.5%. The SOFR rate is variable. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. Please refer to Note 12, Debt, for further details.

Inventory purchase and other contractual obligations
We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, testing, manufacturing, and other services for operational purposes. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures. Please refer to Note 10, Commitments and Contingencies, for further details.
Operating leases
Our future minimum lease payments consist of $204.5 million of payments, as described in Note 9, Leases, which excludes $0.1 million of lease commitments related to payments for leases executed but not yet commenced to be paid over the respective terms of such leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), as of March 31, 2026. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate set at the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 0.5%. The SOFR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.3 million gross debt outstanding on our Credit Line, including principal and accrued interest as of March 31, 2026. Our investment portfolio is exposed to market risk from changes in interest rates for cash equivalents held. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. We do not hold any investments as of March 31, 2026.

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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings. The results of such legal proceedings and claims cannot be predicted with certainty and regardless of the outcome, legal proceedings could have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.
For information regarding certain current legal proceedings, see “Note 10—Commitments and Contingencies—Legal Proceedings” in the Notes to Unaudited Interim Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Investing in our common stock involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 27, 2026. The occurrence of any of the risks and uncertainties described in such Annual Report could materially and adversely affect our business, financial condition, results of operations and prospects. In that event, the price of our common stock could decline and you could lose part or all of your investment. Furthermore, such risks are not the only ones we face; additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Recent Sales of Unregistered Securities
None.
(b)Use of Proceeds
Not applicable.
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On March 5, 2026, Steve Chapman, our chief executive officer, modified a Rule 10b5-1 Trading Plan to provide for the potential sale of 180,643 shares of our common stock pursuant to the terms of the plan between June 4, 2026 and March 31, 2028. A significant portion of the shares subject to the plan would not be sold unless the Company achieves specified performance targets.
On March 13, 2026, Matthew Rabinowitz, our executive chairman, adopted a trading arrangement for the sale of shares of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Rabinowitz’ Rule 10b5-1 Trading Plan provides for the potential sale of up to 100,000 shares of our common stock pursuant to the terms of the plan between June 12, 2026 and December 17, 2026.

ITEM 6    EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Eleventh Amendment to Supply Agreement, dated March 2, 2026, by and between the Registrant and Illumina, Inc.					X
10.2	Equity Award Policy	10-K	001-37478	10.17	2/27/2026
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
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

NATERA, INC.

Date: May 7, 2026	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)