Form 10-Q
period 2026-06-30
Natera, Inc.
filed 2026-08-07
CIK 1604821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of July 31, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 144,144,170.

Natera, Inc.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Natera, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except par value)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$1,091,502	$1,076,140
Accounts receivable, net of allowance of $6,526 and $8,018 at June 30, 2026 and December 31, 2025, respectively	421,968	296,528
Inventory	80,346	68,443
Prepaid expenses and other current assets	65,134	55,828
Total current assets	1,658,950	1,496,939
Property and equipment, net	317,568	241,184
Operating lease right-of-use assets	129,687	108,541
Goodwill	141,100	141,070
Intangible assets	360,204	373,713
Other assets	49,988	36,897
Total assets	$2,657,497	$2,398,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,154	$33,156
Accrued compensation	105,915	92,603
Contingent consideration payable, current portion	22,818	21,580
Deferred revenue, current portion	40,566	24,907
Short-term debt financing	80,291	80,323
Other accrued liabilities	228,456	188,659
Total current liabilities	553,200	441,228
Contingent consideration payable, long-term portion	97,687	96,780
Deferred tax liability, long-term portion	701	701
Operating lease liabilities, long-term portion	143,074	118,473
Deferred revenue, long-term portion	16,074	17,062
Other liabilities	25,262	11,687
Total liabilities	835,998	685,931
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both June 30, 2026 and December 31, 2025; 143,612 and 139,693 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	4,749,675	4,488,679
Accumulated deficit	(2,928,082)	(2,776,022)
Accumulated other comprehensive loss	(108)	(258)
Total stockholders’ equity	1,821,499	1,712,413
Total liabilities and stockholders’ equity	$2,657,497	$2,398,344
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues
Product revenues	$747,929	$544,427	$1,441,796	$1,044,463
Licensing and other revenues	4,821	2,173	7,598	3,968
Total revenues	752,750	546,600	1,449,394	1,048,431
Cost and expenses
Cost of product revenues	266,597	199,531	511,800	384,143
Cost of licensing and other revenues	964	465	1,572	917
Research and development	228,071	146,427	438,773	275,504
Selling, general and administrative	327,203	310,549	655,142	577,414
Amortization of acquired intangible assets	5,707	—	11,416	—
Total cost and expenses	828,542	656,972	1,618,703	1,237,978
Loss from operations	(75,792)	(110,372)	(169,309)	(189,547)
Interest expense	(890)	(1,029)	(1,782)	(2,034)
Interest and other income, net	9,452	10,738	19,053	24,155
Loss before income taxes	(67,230)	(100,663)	(152,038)	(167,426)
Income tax benefit (expense)	261	(275)	(22)	(448)
Net loss	$(66,969)	$(100,938)	$(152,060)	$(167,874)
Unrealized gain (loss) on available-for-sale securities, net of tax and foreign currency translation adjustment	94	(90)	150	57
Comprehensive loss	$(66,875)	$(101,028)	$(151,910)	$(167,817)

Net loss per share (Note 14):
Basic and diluted	$(0.47)	$(0.74)	$(1.07)	$(1.24)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	143,279	136,388	142,395	135,632
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Three months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2026	142,734	$14	$4,635,319	$(2,861,113)	$(202)	$1,774,018
Issuance of common stock upon exercise of stock options	108	—	933	—	—	933
Issuance of common stock under the employee stock purchase plan	98	—	16,430	—	—	16,430
Vesting of restricted stock units	700	—	—	—	—	—
Cash paid to satisfy statutory withholding requirement for net settlement of cashless stock option exercises	(28)	—	(5,097)	—	—	(5,097)
Stock-based compensation	—	—	102,090	—	—	102,090
Unrealized gain on available-for sale securities, net of tax and foreign currency translation adjustment	—	—	—	—	94	94
Net loss	—	—	—	(66,969)	—	(66,969)
Balance as of June 30, 2026	143,612	$14	$4,749,675	$(2,928,082)	$(108)	$1,821,499

	Six months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	139,693	$14	$4,488,679	$(2,776,022)	$(258)	$1,712,413
Issuance of common stock upon exercise of stock options	454	—	4,796	—	—	4,796
Issuance of common stock under the employee stock purchase plan	97	—	16,430	—	—	16,430
Issuance of common stock for bonus	229	—	47,026	—	—	47,026
Cash paid to satisfy statutory withholding requirement for net settlement of cashless stock option exercises	(28)	—	(5,097)	—	—	(5,097)
Vesting of restricted stock units	3,158	—	—	—	—	—
Issuance of common stock pursuant to asset acquisition, net	10	—	2,000	—	—	2,000
Cancellation of escrow shares pursuant to business combination, net	(1)	—	(323)	—	—	(323)
Stock-based compensation	—	—	196,164	—	—	196,164
Unrealized gain on available-for sale securities	—	—	—	—	150	150
Net loss	—	—	—	(152,060)	—	(152,060)
Balance as of June 30, 2026	143,612	$14	$4,749,675	$(2,928,082)	$(108)	$1,821,499
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2025	135,932	$14	$3,874,656	$(2,634,798)	$(197)	$1,239,675
Issuance of common stock upon exercise of stock options	19	—	340	—	—	340
Issuance of common stock under the employee stock purchase plan	116	—	12,236	—	—	12,236
Vesting of restricted stock units	684	—	—	—	—	—
Stock-based compensation	—	—	94,147	—	—	94,147
Issuance of common stock for bonus	6	—	812	—	—	812
Unrealized loss on available-for sale securities, net of tax and foreign currency translation adjustment	—	—	—	—	(90)	(90)
Net loss	—	—	—	(100,938)	—	(100,938)
Balance as of June 30, 2025	136,757	$14	$3,982,191	$(2,735,736)	$(287)	$1,246,182

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	132,646	$12	$3,763,614	$(2,567,862)	$(344)	$1,195,420
Issuance of common stock upon exercise of stock options	69	—	884	—	—	884
Issuance of common stock under the employee stock purchase plan	116	—	12,236	—	—	12,236
Issuance of common stock for bonus	228	—	32,875	—	—	32,875
Vesting of restricted stock units	3,698	2	—	—	—	2
Stock-based compensation	—	—	172,582	—	—	172,582
Unrealized gain on available-for sale securities, net of tax and foreign currency translation adjustment	—	—	—	—	57	57
Net loss	—	—	—	$(167,874)	—	(167,874)
Balance as of June 30, 2025	136,757	$14	$3,982,191	$(2,735,736)	$(287)	$1,246,182
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating activities
Net loss	$(152,060)	$(167,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,998	19,096
Amortization of acquired intangible assets	11,416	—
Amortization of premiums and accretion of purchase discounts on investment securities	—	19
Non-cash settlement expense	1,226	—
Non-cash lease expense	13,346	9,348
Stock-based compensation	198,204	171,185
Change in fair value of warrants and preferred stock of related party equity investment	(166)	(3,235)
Revaluation of contingent consideration	550	—
Other non-cash items	449	8
Non-cash expense recovery	(1,310)	(722)
Changes in operating assets and liabilities:
Accounts receivable	(125,440)	4,941
Inventory	(11,903)	(9,528)
Operating lease right-of-use assets	1,368	—
Prepaid expenses and other assets	(9,479)	(6,595)
Accounts payable	35,618	6,979
Accrued compensation	58,899	25,787
Operating lease liabilities	(11,971)	(9,307)
Other accrued liabilities	43,123	40,464
Deferred revenue	14,670	1,460
Other long-term liabilities	(1,574)	—
Net cash provided by operating activities	94,964	82,026

Investing activities
Proceeds from maturity of investments	—	7,000
Purchases of property and equipment, net	(85,566)	(47,712)
Investment in related party	(10,000)	—
Net cash used in investing activities	(95,566)	(40,712)

Financing activities
Proceeds from exercise of stock options	4,736	884
Cash paid to satisfy statutory withholding requirement for net settlement of cashless stock option exercises	(5,097)	—
Proceeds from the issuance of common stock under the employee stock purchase plan	16,430	12,236
Stock issuance costs	(105)	—
Net cash provided by financing activities	15,964	13,120

Net change in cash, cash equivalents and restricted cash	15,362	54,434
Cash, cash equivalents and restricted cash, beginning of period	1,076,140	945,587
Cash, cash equivalents and restricted cash, end of period	$1,091,502	$1,000,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,782	$2,034

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$15,349	$(4,819)
Acquisition of warrants and warrants receivable	$7,162	$—
Consideration for business combination	$30	$—
Issuance of common stock for intangible assets	$774	$—
Issuance of common stock for bonuses	$47,026	$32,875
Stock-based compensation included in capitalized software development costs	$994	$1,397
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
2. Summary of Significant Accounting Policies
During the six months ended June 30, 2026, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (filed on February 27, 2026).
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026.
Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters
The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $152.1 million for the six months ended June 30, 2026 and an accumulated deficit of $2.9 billion as of June 30, 2026. As of June 30, 2026, the Company had $1.1 billion in cash and an $80.3 million outstanding balance on its Credit Line (as defined in Note 12, Debt) including accrued interest. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line, which is classified as cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. As of June 30, 2026, the Company had $20.0 million remaining and available on its Credit Line.
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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, that results of operations for acquired companies are included in the Company’s results of operations beginning on the acquisition date and that assets acquired, and liabilities assumed are recognized at fair value as of the acquisition date. Any excess of the fair value of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the condensed consolidated statements of operations and comprehensive loss. Acquisition-related expenses and post-combination integration and employee compensation costs are recognized separately from the business combination and are expensed as incurred.

Contingent consideration obligations incurred in connection with a business combination are recorded at their estimated fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. The determination of fair value requires management to make significant estimates, particularly with respect to identified acquired intangible assets. These estimates are inherently uncertain and subject to change as additional information is obtained during the measurement period, which lasts for up to one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the condensed consolidated statements of operations and comprehensive loss. See Note 3, Business Combination, for details.

Accounts Receivable, net of allowance
Trade accounts receivable and other receivables. The allowance for expected credit losses for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 8, Balance Sheet Components, for a roll-forward of the allowance for expected credit losses related to trade accounts receivable for the three and six months ended June 30, 2026 and 2025.
With respect to revenue recognized related to genetic test services and assessing the total consideration expected to be received from insurance carriers and patients, the total consideration the Company expects to collect is an estimate and is largely variable in nature. The Company initially determines variable consideration by considering historical payment trends for tests delivered, test reimbursement disallowances, and contractual arrangements in place, among other factors, which is further adjusted for current expectations, as determined necessary. The Company then assesses trade accounts receivable for credit losses under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). Historically, the Company has determined the insurance payors from whom such receivables are expected to be collected are of high quality, in addition to the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for expected credit losses against accounts receivable for insurance and patient payors.

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
The Company analyzes its inventory to determine whether the composition of its inventory is obsolete or slow-moving. A write down of specifically identified unusable, or obsolete inventory in the period is recognized by considering product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our condensed consolidated statements of operations and comprehensive loss. Inventory reserves as of June 30, 2026 and December 31, 2025 were not material.

Goodwill

The excess of the fair value of consideration transferred over the fair value of the net assets acquired in a business combination is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level on an annual basis on October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Qualitative factors considered in this assessment include macroeconomic conditions, industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company’s business. Based on the qualitative assessment, if it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the fair value of the reporting unit will be calculated and compared with its carrying amount, and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value, limited to the total amount of goodwill.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. Intangible assets are amortized assuming no expected residual value. Amortization expense related to intangible assets acquired via business combinations are recorded in amortization of acquired intangible assets expense in the condensed consolidated statements of operations and comprehensive loss. Amortization expense related to all other intangible assets was recorded to the functional category to which it primarily relates in the condensed consolidated statements of operations and comprehensive loss. The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Accumulated Other Comprehensive Income (Loss)

Comprehensive loss and its components encompass all changes in equity other than those with stockholders, and include net loss, unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$(202)	$(197)	$(258)	$(344)
Net unrealized (loss) gain on available-for-sale securities, net of tax and foreign currency translation adjustment	94	(90)	150	57
Ending balance	$(108)	$(287)	$(108)	$(287)
The change in net unrealized loss on available-for-sale securities is due to the impact of changes in interest rates on the value of fixed-rate investments and not due to any credit deterioration. Further, due to the short-term nature of these investments, the Company has the ability and intention to hold any such investments until maturity and does not expect to realize any material investment losses. Since the Company did not hold any investments at June 30, 2026 or December 31, 2025, an allowance for credit loss was not necessary.

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
As further explained in Note 4, Revenue Recognition, the Company recognizes revenues when, or as, performance obligations in the contracts are satisfied, in the amount reflecting the expected consideration to be received from the goods or services transferred to the customers. The total consideration the Company expects to receive may be fixed or variable. For insurance and patient sales, the transaction price is primarily based on historical cash collections for tests delivered, as adjusted for current expectations. Current expectations of cash collections include changes in reimbursement rate trends, past events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage. In establishing the transaction price, the Company considers test types with similar reimbursement characteristics together. For sales to clinics and pharmaceutical customers, the transaction price is fixed through established contracts and agreements.

See Note 4, Revenue Recognition, for detailed discussions of product revenues, licensing and other revenues, and how the five steps described above are applied.
Fair Value
The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that requires fair value to be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under that standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The fair value hierarchy establishes and prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
Related Party Transactions
On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”) and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million which was allocated $2.2 million for preferred shares and $1.8 million for warrants. In August 2024, the Company participated in a subsequent round of the series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors and does not participate or direct the day-to-day activities of MyOme. Because MyOme is a privately-held company without readily determinable fair values, the Company elected to account for its preferred Series B share investment in MyOme using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. When indicators exist and the estimated fair value of the investment is below its carrying amount, the Company would adjust the investment to fair value. The change in carrying value, resulting from the remeasurements, would be recognized in interest and other income, net on the condensed consolidated statements of operations and comprehensive loss. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:
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
In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties agreed to partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company agreed to assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme’s common stock at an exercise price of $0.25 per share, which is exercisable in whole or in part, commencing in February 2024, and can be converted to MyOme’s common stock upon the occurrence of MyOme’s initial public offering or a liquidation event (as such terms are defined in MyOme’s certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of MyOme’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. These warrants were granted and issued by MyOme to the Company during the fourth quarter of 2024, and were exercisable in whole or in part in December 2024. In October 2025, the Company entered into an amendment to the Series B Preferred Stock Agreement with MyOme, resulting in the Company investing an additional $10.0 million in MyOme in January 2026. In January 2026, the Company achieved another product commercialization milestone and as such, an additional warrant for 1,977,769 shares of MyOme’s series B preferred stock was due from MyOme to the Company. However, the Company needs to perform ongoing collaboration in exchange for the warrant consideration. Accordingly, the warrants and warrant receivable have been included within other assets and allocated between short-term and long-term liabilities on the consolidated balance sheets. The Company is amortizing the liability as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement over the life of the contract. For the three months ended June 30, 2026 and 2025, the amortization of the non-cash liability was $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, the amortization of the non-cash liability was $1.3 million and $0.7 million, respectively.

The warrants and warrants receivable are accounted for as derivative instruments and recorded within other assets on the consolidated balance sheets at fair value on a recurring basis. The warrants and warrants receivable were valued using the Black-Scholes valuation model as of each reporting period, including the date of issuance. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. For the six months ended June 30, 2026 and 2025, the royalties to MyOme were not material. As of June 30, 2026 and December 31, 2025, the Company’s carrying amount of preferred shares in MyOme was $16.7 million and $6.7 million, respectively, on its consolidated balance sheets. The fair market value of the warrants and warrants receivable as of June 30, 2026 and December 31, 2025 was $20.0 million and $12.7 million, respectively, on the consolidated balance sheets.
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
For the three and six months ended June 30, 2026, and 2025, there were no customers exceeding 10% of total revenues on an individual basis. As of June 30, 2026 and December 31, 2025, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.
For the three months ended June 30, 2026 and 2025, approximately 16.5% and 14.1%, respectively, of total revenue were paid by traditional Medicare on behalf of multiple customers. For the six months ended June 30, 2026 and 2025, approximately 15.6% and 14.1%, respectively, of total revenue were paid by traditional Medicare on behalf of multiple customers. As of June 30, 2026 and December 31, 2025, approximately 14.9% and 14.1%, respectively, of accounts receivable are expected to be paid by traditional Medicare on behalf of multiple customers.
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
New Accounting Pronouncements Not Yet Adopted
In November 2024, ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) was issued, which requires disaggregation of any relevant expense caption presented on the face of the condensed consolidated statements of operations and comprehensive loss for certain expense categories. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.
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

3. Business Combination

Foresight Diagnostics, Inc.

On December 4, 2025, the Company completed the acquisition of all of the outstanding capital stock of Foresight Diagnostics, Inc. (“Foresight Diagnostics”), a leader in ultrasensitive molecular residual disease (“MRD”) detection. Foresight Diagnostics is a cancer diagnostics company and CLIA-registered laboratory. Their circulating tumor DNA (ctDNA)-based MRD tests leverage its patented PhasED-Seq™ technology, targeting phased variants. The acquisition was completed primarily to expand the Company’s intellectual property portfolio for tumor-informed and personalized MRD products including in phased variants and to build on Foresight’s clinical research momentum in B-cell lymphomas.

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

Certain former Foresight Diagnostics employees are entitled to receive contingent consideration in the form of additional shares of the Company’s common stock in the aggregate amount of up to $175.0 million, based on the achievement of certain specified milestones. The Company measured the fair value on the acquisition date to be $123.9 million, of which $118.4 million was allocated to the consideration transferred, and $5.5 million was deemed compensatory as participation is dependent on post-combination service. Compensation expense will be recognized over the estimated service period. The Company recorded a $21.6 million current liability and $96.8 million long-term liability on the consolidated balance sheets as of the acquisition date. The Company determined the estimated fair value of (i) certain milestone payments using a Monte Carlo simulation, which requires the use of projected financial information and discount rates, and (ii) certain other milestone payments based on a probability weighted expected return method. The fair value of the contingent consideration will be remeasured each reporting period until the contingencies are settled, with changes in the fair value recognized within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2026, the Company remeasured the fair value of the contingent consideration obligation and recorded a decrease of $5.0 million and an increase of $2.1 million to the contingent consideration obligation, respectively. The balance recorded as of June 30, 2026 was $22.8 million and $97.7 million as a current liability and noncurrent liability, respectively.

In connection with the acquisition, the Company deposited 9,505 shares having an aggregate value of $2.3 million in the escrow account for purchase price adjustments and deposited $1.0 million in an expense account for purposes of reimbursing the stockholder representative for expenses incurred related to the acquisition. Acquisition-related costs of $3.9 million were recorded in selling, general and administrative expenses on the condensed statements of operations and comprehensive loss and $0.1 million were recorded in additional paid in capital on the consolidated balance sheets during the year ended December 31, 2025. The assumed settlement of pre-existing relationships was determined based on the contractual amounts of payables and receivables between the parties as such amounts approximate fair value.

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

Certain working capital and tax accounts are subject to potential adjustment as the Company obtains additional information during the measurement period regarding new information obtained related to facts and circumstances that existed as of the acquisition date, not to exceed one year from the date of acquisition. After the measurement period, any subsequent adjustments will be reflected in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2026, the Company recorded immaterial measurement period adjustments. The related 1,087 escrow shares were returned to the Company in the second quarter of 2026.

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
Product Revenues
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods and services. Under ASC 606—Revenue from Contracts with Customers ("ASC 606"), the Company applies the following five-step approach:
•Identify the contract with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when, or as, a performance obligation is satisfied

The Company generates revenue primarily from genetic testing services, which are delivered to a clinic or patient (each a customer) that requests a test service through their physician. Test results are the single performance obligation being provided to customers. Testing service revenue is recognized at a point in time when test results are delivered to the ordering physician or clinician. The Company generally bills an insurance carrier, Medicaid, Medicare, the patient, or a combination upon delivery of test results.

For tests requested directly from a clinic, the Company bills the clinic directly.

The Company generally enters into contracts with third-party payors, including insurance carriers, Medicaid and Medicare, to set the pricing for tests provided to patients. Due to the nature of these third-party payor contract arrangements, the total consideration the Company expects to collect for test results is variable as it is dependent on the terms negotiated with the third-party payor which would include test coverage, patients co-pays and deductibles, billing compliance requirements, among other factors. The predominance of the Company’s revenue is derived from payments by third-party insurance carriers.
The consideration expected to be received from clinics is generally a fixed amount based on contractual pricing agreements.

The Company uses the expected value method of estimating variable consideration expected to be received from both patients and third-party payors. The total consideration the Company expects to collect in exchange for the Company’s products is an estimate and is largely variable in nature. Consideration includes reimbursement from both patients and third-party payors. The Company initially determines variable consideration by considering historical payment trends for tests delivered, test reimbursement disallowances, and contractual arrangements in place, among other factors, which is further adjusted for current expectations, as determined necessary. Current expectations of cash collections factor in changes in reimbursement rate trends, historical events not expected to recur, and future known changes such as anticipated contractual pricing changes or changes to insurance coverage.

Because reimbursement is received over an extended collection period, management reassesses its estimates of expected cash collections each reporting period as additional collection experience becomes available. These reassessments are based on updated historical collection trends and current information and may result in increases or decreases to the amount of revenue recognized for tests delivered in prior periods. These changes in estimates are recognized in product revenue, with a corresponding adjustment to accounts receivable or contract assets, in the period the revised estimate is determined.

The Company considers hindsight, where applicable, in estimates established for variable consideration and updates those estimates when actual experience supports doing so and when there is no longer a risk of material reversal in the amount of cumulative revenue recognized. The risk of material reversal of revenue is generally due to payors’ disallowance of test reimbursements, special contractual arrangements, eligibility, patient co-pays and responsibilities, among other factors. In establishing variable consideration, the Company considers test types with similar reimbursement characteristics together. The Company monitors the cash collections against the estimated variable consideration over the expected cash collection period and any difference is recognized as an adjustment to estimated revenues after such estimated cash collection period has closed. Approximately 85% - 90% of cash collections attributable to such product revenue occurs within six months, with the remaining collections generally taking an additional three months.

During the three months ended June 30, 2026 and 2025, the Company increased revenue by a net of $52.3 million and $45.3 million, respectively, related to changes in estimate that increased revenue for tests delivered in prior periods as it was deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.36 and $0.33 for the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company increased revenue by a net of $113.3 million and $79.6 million, respectively, related to changes in estimate that increased revenue for tests delivered in prior periods as it was deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.80 and $0.59 for the six months ended June 30, 2026 and 2025, respectively.

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
The Company bills the majority of licensees, who process the tests in their laboratories, a fixed price for each test processed. Licensing revenues are recognized as the performance obligations are satisfied (i.e., upon the delivery of each test) and reported in licensing and other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss.
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
The Company has a single remaining performance obligation related to oncology assay interpretation services to be provided to BGI Genomics, to which $20.0 million of transaction consideration was allocated and prepaid by BGI

Genomics. During the six months ended June 30, 2026, the Company recognized $0.3 million related to oncology assay interpretation services which was recognized against deferred royalties. During the six months ended June 30, 2025, the Company recognized $0.3 million related to oncology assay interpretation services which was recognized against deferred royalties. The Company has $16.6 million and $16.8 million in deferred revenue related to the BGI Genomics Agreement as of June 30, 2026 and December 31, 2025, respectively.

Disaggregation of Revenues
The following table shows disaggregation of revenues by payer types:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Insurance carriers	$705,087	$516,987	$1,363,176	$989,635
Laboratory partners	37,745	22,169	66,562	43,001
Patients	9,918	7,444	19,656	15,795
Total revenues	$752,750	$546,600	$1,449,394	$1,048,431
The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
United States	$739,469	$537,801	$1,425,067	$1,030,107
Americas, excluding U.S.	2,220	1,571	4,622	3,263
Europe, Middle East, India, Africa	9,015	5,408	15,440	11,457
Asia Pacific and Other	2,046	1,820	4,265	3,604
Total revenues	$752,750	$546,600	$1,449,394	$1,048,431
The following table summarizes the changes in the balance of deferred revenues during the six months ended June 30, 2026 and 2025:

	Balance at June 30,
	2026	2025
	(in thousands)
Beginning balance	$41,969	$36,592
Increase in deferred revenues	54,793	20,369
Revenue recognized during the period included in deferred revenues at the beginning of the period	(23,074)	(14,904)
Revenue recognized from performance obligations satisfied within the same period	(17,048)	(4,005)
Ending balance	$56,640	$38,052

5. Fair Value Measurements
The Company’s financial assets and liabilities carried at fair value are comprised of investment assets that include cash, cash equivalents, restricted cash, warrants and contingent consideration.

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

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$1,091,502	$—	$—	$1,091,502	$1,076,140	$—	$—	$1,076,140
Warrants	—	—	19,987	19,987	—	—	12,659	12,659
Total financial assets	$1,091,502	$—	$19,987	$1,111,489	$1,076,140	$—	$12,659	$1,088,799

Financial Liabilities:
Contingent consideration(2)	$—	$—	$120,505	$120,505	$—	$—	$118,360	$118,360
Total financial liabilities	$—	$—	$120,505	$120,505	$—	$—	$118,360	$118,360
(1)Cash equivalents includes money market deposits and liquid demand deposits.
(2)As of June 30, 2026, contingent consideration includes $22.8 million classified as current and $97.7 million classified as non-current. As of December 31, 2025, contingent consideration includes $21.6 million classified as current and $96.8 million classified as non-current.

The MyOme warrants issued to the Company are accounted for as derivatives and recorded at fair value on a recurring basis and are classified within Level III of the fair value hierarchy because the valuation methods include certain unobservable inputs.

Contingent Consideration Liabilities

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended	Six Months Ended
	June 30, 2026
	(in thousands)
Beginning balance	$125,554	$118,360
Changes in fair value(1)	(5,570)	550
Post-combination vesting(2)	521	1,595
Total	$120,505	$120,505

(1) The changes in fair value of the contingent consideration liability were recorded in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

(2) Post-combination vesting was recorded to stock-based compensation expense and classified in the condensed consolidated statement of operations and comprehensive loss based on the underlying employees' functional categories.

The Company measured the fair value of the contingent consideration obligation resulting from its acquisition of Foresight Diagnostics on the December 4, 2025 acquisition date using significant unobservable inputs, classified as Level III. See Note 3, Business Combination. There were no significant changes in the fair value of the contingent consideration obligation as of December 31, 2025. Each reporting period thereafter, these obligations are revalued and changes in their fair values are recorded as selling, general, and administrative expenses, net within the condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the estimated or actual achievement of the defined milestones. Judgment is required in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value of the contingent consideration obligation.

Fair Value of Short-Term and Long-Term Debt

As of June 30, 2026 and December 31, 2025, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.3 million for both periods, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short-term duration and variable interest rate.

6. Goodwill and Intangible Assets

Goodwill

On December 4, 2025, upon the acquisition of Foresight Diagnostics the Company recorded $141.1 million of goodwill. See Note 3, Business Combination, for additional information. During the three and six months ended June 30, 2026, the Company recorded immaterial measurement period adjustments and no impairment of goodwill.

Intangible Assets

The Company’s intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Intangible assets are comprised of the following:

		June 30,	December 31,
	Useful Life	2026	2025
	(in thousands)
Developed technology	15 years	$335,300	$335,300
Customer-relationships	3-10 years	12,795	12,795
License and trademarks	6-10 years	31,274	30,500
Total		379,369	378,595
Less: Accumulated amortization		(19,165)	(4,882)
Total Intangible Assets, net		$360,204	$373,713

Amortization expense related to acquired intangible assets for the three and six months ended June 30, 2026 were $5.7 million and $11.4 million, respectively. The Company had no amortization expense related to acquired intangible assets for the three and six months ended June 30, 2025, respectively. Amortization expense related to other intangible assets for the three and six months ended June 30, 2026 was $1.5 million and $2.9 million, respectively. Amortization expense related to other intangible assets for the three and six months ended was immaterial. The Company determined that no events occurred or circumstances changed during the reporting periods ended June 30, 2026 and December 31, 2025 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future. The Company has not recorded impairment charges on its finite-lived intangible assets for the periods presented in the condensed consolidated financial statements.

The estimated future aggregate amortization expense as of June 30, 2026 is as follows:

(in thousands)
Year ending December 31:
2026 (remaining 6 months)	$14,319
2027	28,636
2028	28,613
2029	28,336
2030	28,336
2031 and thereafter	231,964
Total	$360,204

7. Financial Instruments
The Company elected to invest a portion of its cash assets in conservative, income-earning, and liquid investments. Cash, cash equivalents, and restricted cash consisted of the following:

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash, cash equivalents and restricted cash (1)	$1,091,502	$—	$—	$1,091,502	$1,076,140	$—	$—	$1,076,140
Total	$1,091,502	$—	$—	$1,091,502	$1,076,140	$—	$—	$1,076,140

(1)Cash equivalents includes liquid demand deposits and money market funds.
The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the six months ended June 30, 2026 and 2025, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of June 30, 2026 and December 31, 2025, the Company did not hold any investments. Accordingly, the Company did not record a credit loss reserve as of June 30, 2026 or December 31, 2025.

8. Balance Sheet Components
Allowance for Expected Credit Losses
The following is a roll-forward of the allowances for expected credit losses related to trade accounts receivable for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Beginning balance	$7,927	$7,434
Provision for (reversal of) expected credit losses	(1,348)	411
Write-offs	(53)	(22)
Total	$6,526	$7,823

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Beginning balance	$8,018	$7,259
Provision for (reversal of) expected credit losses	(1,126)	606
Write-offs	(366)	(42)
Total	$6,526	$7,823
Property and Equipment, net
The Company’s property and equipment consists of the following:

	Useful Life	June 30, 2026	December 31, 2025
		(in thousands)
Machinery and equipment	3-5 years	$214,823	$170,591
Computer equipment	3 years	5,382	3,629
Purchased and capitalized software held for internal use	3 years	21,561	21,195
Leasehold improvements	Lesser of useful life or lease term	76,840	62,152
Construction-in-process		131,050	94,016
Other property and equipment		1,269	679
		450,925	352,262
Less: Accumulated depreciation and amortization		(133,357)	(111,078)
Total property and equipment, net		$317,568	$241,184
The Company’s long-lived assets are principally located in the United States.
The Company did not incur any impairment charges during the three or six months ended June 30, 2026 or 2025. Depreciation expense for the three months ended June 30, 2026 and 2025 was $13.1 million and $8.9 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $25.7 million and $17.1 million, respectively.

Other Accrued Liabilities
The Company’s other accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Legal, audit and consulting fees	$53,808	$56,077
Testing and laboratory materials from suppliers	30,917	12,353
Clinical trials and studies	28,442	14,467
Marketing and corporate affairs	26,242	20,215
Property and equipment purchases	20,458	11,270
Accrued charges for third-party testing	18,427	20,874
Operating lease liabilities, current portion	15,123	15,581
Accrued third-party service fees	10,287	9,758
Reserves for refunds to insurance carriers	9,662	9,507
Sales and income tax payable	9,350	8,365
Accrued shipping charges	3,152	3,419
Other accrued expenses	2,588	6,773
Total other accrued liabilities	$228,456	$188,659

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
The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises are used for general office, laboratory and research use. The annual lease payment started at $0.9 million and escalates annually after commencing in December 2021. In

December 2022, the Company exercised the renewal option of the South San Francisco lease agreement. In January 2023, the Company entered in an amendment to extend the lease term of the South San Francisco premises by three years, through November 2026. In May 2026, the Company entered into a lease agreement to expand its existing space by approximately 19,652 square feet. The annual lease payment starts at $0.5 million per year and escalates annually over the approximately five-year lease term through August 2031.

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

For the six months ended June 30, 2026, the Company had $30.5 million in noncash operating activities related to additional right-of-use assets resulting from entering into new lease agreements and extension of existing leases under ASC, Topic 842, Leases (“ASC 842”). For the six months ending June 30, 2025, the Company had $14.3 million in noncash operating activities related to additional right-of-use assets.
The operating lease right-of-use assets are classified as noncurrent assets in the consolidated balance sheets. The corresponding lease liabilities are separated into current and long-term portions as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$15,123	$15,581
Operating lease liabilities, long-term portion	143,074	118,473
Total operating lease liabilities	$158,197	$134,054
As of June 30, 2026, the weighted-average remaining lease term was 7.02 and the weighted-average discount rate was 6.6%.
The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months ended June 30, 2026 and 2025, total lease expense of $7.4 million and $5.0 million was recognized in the condensed consolidated statements of operations and comprehensive loss, respectively. For the six months ended June 30, 2026 and 2025, total lease expense of $13.4 million and $9.3 million was recognized in the condensed consolidated statements of operations and comprehensive loss, respectively. Cash paid for settlement of operating lease liabilities totaled $12.0 million and $9.3 million for the six months ended June 30, 2026 and 2025, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of June 30, 2026 are as follows:

Operating Leases
(in thousands)
As of June 30, 2026
2026 (remaining 6 months)	$12,548
2027	25,064
2028	27,950
2029	28,137
2030	28,556
2031 and thereafter	78,594
Total future minimum lease payments	200,849
Less: imputed interest	(42,652)
Operating lease liabilities	$158,197
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
The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of June 30, 2026 and December 31, 2025, the aggregate accrual for legal contingencies that are probable and reasonably estimable is approximately $33.2 million and $32.6 million, respectively. The Company is unable to predict the ultimate outcome of the matters described below and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of any such matter in excess of any amounts accrued.
Intellectual Property Litigation Matters

The Company has been involved in two patent litigations against CareDx, Inc. (“CareDx”) in the United States District Court for the District of Delaware (“CareDx Patent Cases”). In the first CareDx Patent Case, CareDx alleged, in a complaint filed jointly with the Board of Trustees of the Leland Stanford Junior University in March 2019 and amended in March 2020, that the Company infringed three patents (the “CareDx Patents”). The complaint sought unspecified damages and injunctive relief. In September 2021, the Court granted the Company’s motion for summary judgment, finding all three CareDx Patents invalid. This finding was affirmed on appeal by the United States Court of Appeals for the Federal Circuit. CareDx’s petition for rehearing by the Federal Circuit, and its subsequent petition for certiorari to the United States Supreme Court, were both denied. In the second CareDx Patent Case, the Company alleged, in suits filed in January 2020 and May 2022, infringement by CareDx of certain of the Company’s patents, seeking unspecified damages and injunctive relief. In January 2024, after trial, the jury returned a verdict in favor of the Company, finding both asserted patents valid and one patent infringed by CareDx (the “Infringed Patent”) and awarding damages to the Company for lost profits and past royalties totaling $96.3 million. In February 2025, the Court granted CareDx’s motion for judgment as a matter of law and invalidated both asserted Natera patents, including the Infringed Patent. The Company filed a notice of appeal to the Court of Appeals for the Federal Circuit in March 2025 and the appeal is proceeding. Separately, in October 2024, an ex-

parte re-examination petition was filed by CareDx with the United States Patent and Trademark Office (“USPTO”) challenging the validity of the Infringed Patent; but the USPTO ultimately denied the petition and upheld the challenged claims of the Infringed Patent. In June 2025, another ex-parte re-examination petition challenging the validity of the ‘724 Patent was filed with the USPTO, which issued a non-final office action in December 2025, and rejected the petition in May 2026.

In January 2020, the Company filed suit against ArcherDX, Inc. (“ArcherDX”) in the United States District Court for the District of Delaware. In January 2021, the Company named an additional Archer DX entity, ArcherDx LLC, and Invitae as defendants. The Company alleged, among other things, that certain ArcherDX products, including the Personalized Cancer Monitoring (“PCM”) test, infringed three of the Company’s patents (the “ArcherDX Case”) and sought unspecified monetary damages and injunctive relief. Following a jury trial in May 2023 and a bench trial in June 2023, all three asserted patents were found to be valid and infringed by ArcherDX and Invitae, and the jury awarded damages totaling $19.4 million to the Company. In November 2023, the Court granted in part the Company’s motion for a permanent injunction against the PCM test, which the defendants have appealed. In February 2024, Invitae and ArcherDX filed a voluntary Chapter 11 petition in the U.S. Bankruptcy Court for the District of New Jersey, resulting in an automatic bankruptcy stay in the case. The stay was lifted, and post-trial proceedings resumed, in November 2024. Defendants’ interim appeals remain stayed pending the Court’s final resolution of the post-trial motions. In April 2026, the Court granted defendants’ motion in part by eliminating damages associated with certain non-PCM products, reducing the prior damages award by approximately $10.0 million; the Court also awarded the Company approximately $1.23 million in supplemental pre-verdict damages for PCM products, pre- and post-judgment interest, and imposed an ongoing royalty of 30% on revenues from defendants’ post-judgment use of the adjudicated PCM products. The Company and Invitae have filed a notice of appeal to the Third Circuit Court of Appeals.

The Company is the subject of a lawsuit filed against it by Ravgen, Inc. (“Ravgen”) in June 2020 in the United States District Court for the Western District of Texas, alleging infringement of two Ravgen patents and seeking monetary damages and injunctive relief. In January 2024, after trial, the jury returned a verdict of non-willful infringement by the Company and found damages of $57.0 million. In March 2026, judgment was entered by the Court. The Company has filed a notice of appeal with respect to certain of the rulings. In addition, various parties, including the Company, have filed petitions challenging the validity of the asserted patents with the United States Patent and Trademark Office, all of which were instituted for review, and some of which were decided in favor of upholding the challenged claims. The petitions filed by the Company and certain others remain pending.
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
In July 2023, the Company filed suit against NeoGenomics in the United States District Court for the Middle District of North Carolina (the “District Court”), alleging infringement of two Natera patents (the “’035 Patent” and the “’454 Patent”) by NeoGenomics’ commercialization of the RaDaR test and seeking monetary damages and injunctive relief. In December 2023, the Court denied NeoGenomics’ motion to dismiss the complaint, and granted the Company’s motion for preliminary injunction. The injunction went into effect as of January 12, 2024 and was affirmed on appeal in July 2024 by the Federal Circuit Court of Appeals. NeoGenomics filed a petition with the USPTO to review the validity of the ’454 Patent, which was denied in June 2024. NeoGenomics also filed a petition with the USPTO to review the validity of the ‘035 Patent, which proceeding was terminated in October 2024. Pursuant to the terms of a partial settlement of the case, the District Court entered a permanent injunction against NeoGenomics, and it has withdrawn its RaDaR test from the market. The case remained pending with respect to an updated version of the RaDaR test and the ‘454 Patent, as well as an additional Natera patent (the “596 patent”) that was added to the case in December 2024. In August 2025, the Court granted summary judgment of invalidity of the ‘454 Patent and the ‘596 Patent, and final judgment in favor of NeoGenomics was entered in September 2025. Neogenomics has filed an inter partes review challenging the validity of the ‘596 patent. The USPTO declined to institute a review and dismissed the challenge to the ‘596 patent.
Other Litigation Matters

CareDx filed suit against the Company in April 2019 in the United States District Court for the District of Delaware, alleging false advertising, and related claims based on statements describing studies that concern the Company’s technology and CareDx’s technology, seeking unspecified damages and injunctive relief. The Company filed a counterclaim against CareDx in the United States District Court for the District of Delaware, alleging false advertising, unfair competition and deceptive trade practices and seeking unspecified damages and injunctive relief. In March 2022, after trial, the jury returned a verdict that the Company was liable to CareDx and found damages of $44.9 million. The jury also returned a verdict against CareDx, finding that CareDx had engaged in false advertising. In July 2023, the Court granted in part the Company’s motion for judgment as a matter of law requesting that the Court set aside the portions of the jury verdict adverse to the Company, ruling that CareDx is not entitled to any damages. The jury verdict of false advertising by CareDx remains in place. The Third Circuit affirmed the District Court’s ruling that CareDx is not entitled to any damages. CareDx petitioned for rehearing en banc, which was denied. In February 2026, CareDx filed a petition for a Writ of Certiorari with the United States Supreme Court, which was denied in June 2026.

The Company has been involved in two lawsuits against Guardant Health, Inc. (“Guardant”). In May 2021, Guardant filed suit against the Company in the United States District Court of the Northern District of California alleging false advertising and related claims and seeking unspecified damages and injunctive relief. Also in May 2021, the Company filed suit against Guardant in the Western District of Texas, alleging false advertising and related claims. The Company has voluntarily dismissed its Texas suit against Guardant and has asserted the claims from the Texas action as counterclaims in the California action, seeking unspecified damages and injunctive relief. In August 2021, Guardant moved to dismiss the Company’s counterclaims, which motion was denied in all material respects. Both parties filed cross-motions for summary judgment, which were granted in part and denied in part. In November 2024, after trial, the jury returned a verdict finding the Company liable for false advertising and found damages of $292.5 million. In July 2025, the Court entered a final order regarding the parties’ post-trial motions, which largely upheld the jury verdict. A final judgment was entered in June 2026. The Company is appealing the judgment to the Ninth Circuit Court of Appeals. In February 2025, Guardant filed suit against the Company and two of its former employees who recently joined the Company in the United States District Court for the Northern District of California, alleging trade secret misappropriation, breach of contract and related tort claims, seeking unspecified damages and injunctive relief. Concurrently with the filing of the complaint, Guardant also moved for a temporary restraining order and expedited discovery, which motions Guardant subsequently withdrew. In April 2025, Guardant voluntarily dismissed its claims against the Company and the employee defendants without prejudice.
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
In February 2022, two purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California. Each suit was filed by an individual patient alleging various causes of action related to the marketing of Panorama and seeking, among other relief, class certification, monetary damages, attorneys’ fees, and costs. These matters have been consolidated. The Company filed a motion to dismiss the consolidated lawsuit, which resulted in the plaintiffs filing an amended complaint in April 2023. The Company and the plaintiffs have reached a settlement of all claims. The proposed settlement has been submitted to the District Court for final approval, and class notices were sent to class members in January 2026.

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

In October 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by patients alleging various causes of action relating to the Company’s preimplantation genetic test for aneuploidies. They request, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company has filed a motion to dismiss the lawsuit, which was granted in August 2025, and the case was dismissed without prejudice. In August 2025, the plaintiffs filed an amended complaint. An almost identical complaint was filed with the same court in June 2026, which the Company anticipates will be consolidated with the existing action.

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

Contractual Commitments
The following table sets forth the Company’s material contractual commitments as of June 30, 2026:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$13,386	December 2027
Material suppliers	120,313	November 2030
Application service providers	15,892	February 2034
Cloud platform service provider	22,681	March 2029
Other material suppliers	48,275	Various
Total	$220,547
In conjunction with the Company’s acquisition of Foresight Diagnostics, the Company may also be required to pay up to $175.0 million to the former holders of Foresight Diagnostic’s outstanding equity interests, subject to the achievement of certain milestones through December 31, 2027. As of June 30, 2026 and December 31, 2025, the Company recognized a $120.5 million and $118.4 million in contingent consideration liability based on the fair value. Payments will be settled in shares of the Company’s common stock and are estimated to occur in years 2026 and 2027. See Note 3, Business Combination, for additional information.

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

During November 2024, the Company entered into an agreement to acquire clinical samples and data for oncology development. As of June 30, 2026, the Company has paid $15.0 million in cash, has recorded a payable for $5.7 million, and is committed to an additional $1.3 million, which is included in commitments above. An additional $48.0 million in potential payments owed to the third-party vendor, not included above, will depend on whether certain approvals are obtained and commercial volume milestones are achieved.

11. Stock-Based Compensation

Stock-Based Compensation Expense
The following table presents stock-based compensation expense recorded in the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026	2025
	(in thousands)
Cost of revenues	$7,303	$6,196
Research and development	37,564	30,772
Selling, general and administrative	58,230	56,390
Total	$103,097	$93,358

	Six months ended June 30,
	2026	2025
	(in thousands)
Cost of revenues	$13,928	$11,466
Research and development	70,971	57,283
Selling, general and administrative	113,305	102,436
Total	$198,204	$171,185
The stock-based compensation expense presented above includes $1.6 million and $3.0 million of liability-classified awards (including $0.5 million and $1.6 million related to Foresight contingent consideration) for the three and six months ended June 30, 2026, respectively. There was no such expense for the three and six months ended June 30, 2025.

Stock Options

The following table summarizes option activity for the six months ended June 30, 2026:

	Number of Shares Outstanding	Weighted- Average Exercise Price
	(in thousands, except for per share data)
December 31, 2025	3,591	$27.03
Options exercised	(454)	$11.68
Options forfeited/cancelled	(5)	$29.12
June 30, 2026	3,132	$29.28
Restricted Stock Units and Performance-Based Awards
The following table summarizes unvested RSU and PSU activity during the six months ended June 30, 2026:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except for per share data)
Balance at December 31, 2025	8,323	$100.44
Awards granted	2,625	$216.23
Awards vested	(3,387)	$82.35
Awards forfeited/cancelled	(240)	$118.34
Balance at June 30, 2026	7,321	$134.23
The above table of unvested RSU and PSU activity reflects unvested PSUs at 100% of their target vesting amount; however, vesting can vary from 0% to 200% of target, depending on the level of achievement of performance criteria.
The Company grants certain senior-level executives performance stock units which vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the six months ended

June 30, 2026 and 2025, the Company granted 0.2 million and 0.4 million performance-based awards with an aggregate grant date fair value at 100% of their target vesting of $42.4 million and $64.9 million, respectively. Stock-based compensation for these performance-based awards milestones are assessed to be 200% of the grant value for 2025 and prior unvested awards and 100% of grant value for 2026 awards.
The Company has recognized $24.5 million and $46.4 million for performance-based awards for the three and six months ended June 30, 2026, respectively. The Company has recognized $29.8 million and $48.5 million for performance-based awards for the three and six months ended June 30, 2025, respectively.
12. Debt
Credit Line Agreement
In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit. The Credit Line was subsequently changed from $50.0 million to $100.0 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral, which is classified as cash, cash equivalents, and short-term investments in the consolidated balance sheets. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. The interest rate for the Credit Line is the 30-day SOFR average, plus 0.5%. As of June 30, 2026, the Company has drawn down a total of $80.0 million, and there is $20.0 million remaining and available on the Credit Line.

For the three months ended June 30, 2026 and 2025, the Company recorded interest expense on the Credit Line of $0.9 million and $1.0 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded interest expense on the Credit Line of $1.8 million and $2.0 million, respectively. As of June 30, 2026 and December 31, 2025, the total principal amount outstanding with accrued interest was $80.3 million for both periods.
13. Income Taxes
During the three months ended June 30, 2026 and 2025, the Company recorded total income tax benefit (expense) of approximately $0.3 million and $(0.3) million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded total income tax expense of approximately $0.0 million and $(0.4) million, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of June 30, 2026. The Company will continue to maintain a valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of June 30, 2026 and December 31, 2025, there were no accrued interest and penalties related to uncertain tax positions.
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

14. Net Loss per Share
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of June 30, 2026 and 2025:

	June 30,
	2026	2025
	(in thousands)
Options to purchase common stock	3,132	3,804
Performance-based awards and restricted stock units	7,321	9,498
Employee stock purchase plan	29	39
Contingent consideration	444	—
Total	10,926	13,341
As of June 30, 2026, the Company finalized a post-closing working capital adjustment related to the acquisition of Foresight Diagnostics. Certain escrowed shares that were returned to the Company in the second quarter of 2026 have been excluded from the calculation of basic and diluted earnings per share.

15. Segment Reporting
The Company currently operates as a single reporting segment entity with the Chief Executive Officer as the chief operating decision maker (the “CODM”). The CODM relies on the financial statements presented within the annual report Form 10-K and quarterly Form 10-Q to evaluate the Company’s financial performance and make key operating decisions. The key area of focus of the CODM for the allocation of resources is the cash and investments used in supporting the Company’s business. These financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets, and liabilities. The significant expense categories are consistent with those presented on the face of the condensed consolidated statements of operations and comprehensive loss. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision-making purposes. Additionally, gross profit and gross margin percentage are regularly provided to the CODM and are derived based on the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,
	2026	2025
	(in thousands except percentages)
Revenue	$752,750	$546,600
Cost of product revenues	266,597	199,531
Cost of licensing and other revenues	964	465
Gross profit	$485,189	$346,604

Gross margin percentage	64.5%	63.4%

	Six months ended June 30,
	2026	2025
	(in thousands except percentages)
Revenue	$1,449,394	$1,048,431
Cost of product revenues	511,800	384,143
Cost of licensing and other revenues	1,572	917
Gross profit	$936,022	$663,371

Gross margin percentage	64.6%	63.3%

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

During the six months ended June 30, 2026, we processed approximately 2,056,800 tests, comprised of approximately 2,028,600 tests accessioned in our laboratory, compared to approximately 1,708,200 tests processed, comprised of approximately 1,680,100 tests accessioned in our laboratory, during the six months ended June 30, 2025. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratories as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the six months ended June 30, 2026 was 95%, a decrease compared to 96% for the six months ended June 30, 2025. The percent of our revenues attributable to U.S. laboratory distribution partners for the six months ended June 30, 2026 was 3%, an increase compared to 2% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the six months ended in both June 30, 2026 and 2025 was 2%.
For the six months ended June 30, 2026, total revenues were $1,449.4 million compared to $1,048.4 million in the six months ended June 30, 2025. Product revenues accounted for $1,441.8 million, nearly 99% of total revenues for the six months ended June 30, 2026 compared to $1,044.5 million, representing nearly 100% of total revenues for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $24.3 million, representing approximately 2% of total revenues for the six months ended June 30, 2026. For the six months ended June 30, 2025, revenues from customers outside the United States were $18.3 million, representing approximately 2% of total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.
Our net loss for the six months ended June 30, 2026 and 2025 was $152.1 million and $167.9 million, respectively. This included non-cash stock compensation expense of $198.2 million and $171.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $2.9 billion.
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
Our ability to increase our revenues will depend on our ability to further penetrate our core markets in oncology, organ health, and women’s health and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payers and maintain our reimbursement rates for tests performed. For example, we believe that the market for minimal residual disease (MRD) testing is significantly underpenetrated today, as Signatera was among the first of its kind of blood-based MRD personalized to be launched commercially in 2020. In order to further penetrate this market, we must continue to deliver excellent customer service, scale our laboratory operations, update the performance and features of our offering, and effectively communicate our offering to physicians via effective sales and marketing efforts. Beyond increasing volumes, an additional pathway to increasing revenues depends on increasing third party reimbursement for Signatera. Many third-party payers do not currently reimburse for Signatera, in part because Signatera is not yet broadly included in oncology clinical practice guidelines. In order to gain broader guideline inclusion, we will need to continue to publish positive clinical trial results in a wide array of cancer types.

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

Results of Operations
Comparison of the three months ended June 30, 2026 and 2025

	Three months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands except percentage)
Revenues
Product revenues	$747,929	$544,427	$203,502	37.4%
Licensing and other revenues	4,821	2,173	2,648	121.9
Total revenues	752,750	546,600	206,150	37.7
Cost and expenses
Cost of product revenues	266,597	199,531	67,066	33.6
Cost of licensing and other revenues	964	465	499	107.3
Research and development	228,071	146,427	81,644	55.8
Selling, general and administrative	327,203	310,549	16,654	5.4
Amortization of acquired intangible assets	5,707	—	5,707	100.0
Total cost and expenses	828,542	656,972	171,570	26.1
Loss from operations	(75,792)	(110,372)	34,580	(31.3)
Interest expense	(890)	(1,029)	139	(13.5)
Interest and other income, net	9,452	10,738	(1,286)	(12.0)
Loss before income taxes	(67,230)	(100,663)	33,433	(33.2)
Income tax benefit (expense)	261	(275)	536	(194.9)
Net loss	$(66,969)	$(100,938)	$33,969	(33.7%)
Revenues
Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, Signatera and other oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the three months ended June 30, 2026 increased by $206.2 million, or 37.7%, when compared to the three months ended June 30, 2025.
We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratories or processed outside of our laboratories. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended June 30, 2026, total reported units were approximately 985,500, comprised of approximately 972,000 tests reported in our laboratories. Comparatively, during the three months ended June 30, 2025, total reported units were approximately 812,900, which is comprised of approximately 799,900 tests reported in our laboratory. During the three months ended June 30, 2026 and 2025, total oncology units processed were approximately 296,700 and 188,800, respectively.

Product Revenues
During the three months ended June 30, 2026, product revenues increased by $203.5 million, or 37.4%, compared to the three months ended June 30, 2025, as a result of the continued revenue growth from increased test volumes, and average selling price improvements. During the three months ended June 30, 2026, there was an increase in total reported units by approximately 172,600 units, or 21.2%, in comparison with the three months ended June 30, 2025. Average selling price (“ASP”, calculated as total product revenue divided by total reported units) increased during the three months ended June 30, 2026 by approximately 13.3% in comparison with the three months ended June 30, 2025. The increase in ASP was due to an increase in the proportion of product revenues derived from Signatera, which commands higher ASPs than our women's health products, and improved coverage from third party payers, primarily for Signatera. In addition, we recognized additional revenue as part of the change in estimate process due to excess collections for tests delivered in prior periods which were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This change in estimate increased revenues by approximately $7.0 million during the three months ended June 30, 2026 compared with the three months ended June 30, 2025. The total change in estimate recorded during the three months ended June 30, 2026 was $52.3 million. The increase in change in estimate was due to our continuous efforts to improve our revenue cycle management operations and workflows, including automation and the use of artificial intelligence, as well as stronger reimbursement overall.

Licensing and Other Revenues
Licensing and other revenues increased by $2.6 million, or 121.9%, during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. The increase was primarily due to an increase in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended June 30, 2026, cost of product revenues increased compared to the three months ended June 30, 2025 by approximately $67.1 million, or 33.6%, primarily due to higher costs related to inventory consumption of $22.7 million, a $16.4 million increase in third-party fees, and a $12.5 million increase in other costs including equipment and related depreciation, shipping, and overhead expenses, all of which were driven by expansion of the business with an increase in accessioned cases by approximately 190,800 units, or 22.7%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Additionally, labor costs increased $15.5 million due to the increase in hiring to support lab operations and increased volume of tests processed. Overall the cost of product revenues as a percent of total product revenues were 35.6% and 36.6% for the three months ended June 30, 2026 and 2025, respectively. The improvement was a result of a change in product mix where certain higher volume products have a lower cost per test, as well as a change in estimate related to collections for tests delivered in prior periods which were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which increased revenue by approximately $7.0 million in the three months ended June 30, 2026 in comparison with the three months ended June 30, 2025. The increase in change in estimate was due to our continuous efforts to improve reimbursement from third party payors, including broader coverage for Signatera.

Cost of Licensing and Other Revenues
The cost of licensing and other revenues for the three months ended June 30, 2026 increased by $0.5 million, or 107.3%, compared to the three months ended June 30, 2025, primarily due to a net increase in costs to support our collaborative agreements.
Expenses
Research and Development (R&D)
Research and development expenses during the three months ended June 30, 2026, increased by $81.6 million, or 55.8%, when compared to the three months ended June 30, 2025. The increase was attributable to a $28.3 million increase in salary and related compensation expenditures due to an increase in headcount (including a $6.7 million increase in stock-based compensation expense) to support clinical research, clinical publications, and development of our new products during the three months ended June 30, 2026 in comparison with the three months ended June 30, 2025, a $37.0 million increase in lab and clinical trial-related expenses where we continue investing in new product launches and clinical trials, such as early cancer detection, a $12.6 million increase in office related expenses, and a $3.7 million net increase in consulting, travel, facilities, and other expenses.
Selling, General and Administrative (SG&A)
Selling, general, and administrative expenses increased by $16.7 million, or 5.4%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was attributable to a $28.8 million increase in salary and related compensation expenditures due to an increase in headcount (including a $2.0 million increase in stock-based compensation expense) to support expanded general operations and billing during the three months ended June 30, 2026 in comparison with the three months ended June 30, 2025, a $18.9 million increase in marketing expenses to expand our market penetration and adoption, a $4.9 million net increase in travel expenses, and a $8.3 million net increase in certain facilities, office and other costs, offset by a $38.6 million decrease in legal and consulting expenses and a $5.6 million decrease for change in valuation of contingent consideration.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased by $5.7 million, or 100.0%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was attributed to the amortization of intangibles acquired as part of the business combination with Foresight Diagnostics.

Interest Expense
Interest expense slightly decreased in the three months ended June 30, 2026 compared to the same period in the prior year due to lower interest rates.
Interest and Other Income
Interest and other income for the three months ended June 30, 2026, decreased by $1.3 million, or 12.0%, compared to the same period in the prior year, primarily due to lower interest income driven by lower interest rates.

Income Tax Benefit (Expense)

Income tax benefit was $0.3 million for the three months ended June 30, 2026, compared to an income tax expense of $0.3 million for the three months ended June 30, 2025, primarily due to state taxes.

Comparison of the six months ended June 30, 2026 and 2025

	Six months ended June 30,		Change
	2026	2025	Amount	Percent
	(in thousands except percentage)
Revenues
Product revenues	$1,441,796	$1,044,463	$397,333	38.0%
Licensing and other revenues	7,598	3,968	3,630	91.5
Total revenues	1,449,394	1,048,431	400,963	38.2
Cost and expenses
Cost of product revenues	511,800	384,143	127,657	33.2
Cost of licensing and other revenues	1,572	917	655	71.4
Research and development	438,773	275,504	163,269	59.3
Selling, general and administrative	655,142	577,414	77,728	13.5
Amortization of acquired intangible assets	11,416	—	11,416	100.0
Total cost and expenses	1,618,703	1,237,978	380,725	30.8
Loss from operations	(169,309)	(189,547)	20,238	(10.7)
Interest expense	(1,782)	(2,034)	252	(12.4)
Interest and other income, net	19,053	24,155	(5,102)	(21.1)
Loss before income taxes	(152,038)	(167,426)	15,388	(9.2)
Income tax benefit (expense)	(22)	(448)	426	(95.1)
Net loss	$(152,060)	$(167,874)	$15,814	(9.4)%
Revenues
Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the six months ended June 30, 2026 increased by $401.0 million, or 38.2%, when compared to the six months ended June 30, 2025.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric, as it tracks overall volume growth. During the six months ended June 30, 2026, total reported units were approximately 1,913,100, comprised of approximately 1,886,200 tests reported in our laboratory. Comparatively, during the six months ended June 30, 2025, total reported units were approximately 1,617,700, which is comprised of approximately 1,591,300 tests reported in our laboratory. During the six months ended June 30, 2026 and 2025, total oncology units processed were approximately 554,800 and 356,500, respectively.
Product Revenues
During the six months ended June 30, 2026, product revenues increased by $397.3 million, or 38.0%, compared to the six months ended June 30, 2025, primarily as a result of the continued revenue growth from increased test volumes, and average selling price improvements. During the six months ended June 30, 2026 there was an increase in reported units by approximately 295,400 units, or 18.3%, in comparison with the six months ended June 30, 2025. Average ASP increased during the six months ended June 30, 2026 by approximately 16.7% in comparison with the six months ended June 30, 2025. The increase in ASP was due to better reimbursement for our major products and an increase in the proportion of product revenues derived from Signatera, which commands higher ASPs than our women's health products. We also recognized additional revenue as part of the change in estimate process due to excess collections for the tests delivered in prior periods which were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This change in estimate increased revenues by approximately $33.7 million during the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The total change in estimate recorded during the six months ended June 30, 2026 was $113.3 million. The increase in change in estimate is due to our continuous efforts to improve our revenue cycle operations and workflows, including automation and the use of artificial intelligence, as well as stronger reimbursement overall.

Licensing and Other Revenues
Licensing and other revenues increased by $3.6 million, or 91.5%, during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. The increase was primarily due to an increase in revenue from our collaborative agreements.
Cost of Product Revenues
During the six months ended June 30, 2026, cost of product revenues increased compared to the six months ended June 30, 2025 by approximately $127.7 million, or 33.2%, due to a $29.6 million increase in third-party fees, higher costs related to inventory consumption of $44.5 million driven by expansion of the business with an increase in processed cases by approximately 348,600 units during the six months ended June 30, 2026 in comparison with the six months ended June 30, 2025. In addition, labor costs increased by $33.2 million due to the increase in hiring to support lab operations and increased volume of tests processed during the six months ended June 30, 2026 in comparison with the six months ended June 30, 2025, and shipping, equipment and related depreciation expense, overhead, and other related costs increased by $20.4 million driven by headcount growth and product support. Overall, the cost of product revenues as a percent of total product revenues were 35.5% and 36.8% for the six months ended June 30, 2026 and 2025, respectively. The reduction was primarily the result of a change in product mix where certain higher volume products have a lower cost per test. Additionally, the reduction was partially driven by a change in estimate related to excess cash collections for tests delivered in prior periods which were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which resulted in an increase in revenue of approximately $33.7 million in the six months ended June 30, 2026 in comparison with the six months ended June 30, 2025. The increase in change in estimate was due to our continuous efforts to improve our revenue cycle operations and workflows, including automation and the use of artificial intelligence, as well as stronger reimbursement overall.

Cost of Licensing and Other Revenues
Cost of licensing and other revenues for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, increased by $0.7 million, or 71.4%, primarily due to a net increase in costs to support our collaborative agreements.

Expenses
Research and Development
Research and development expenses during the six months ended June 30, 2026, increased by $163.3 million, or 59.3%, when compared to the six months ended June 30, 2025. The increase was attributable to an increase of $66.0 million in salary and related compensation expenditures (including a $13.4 million increase in stock-based compensation expense) during the six months ended June 30, 2026 in comparison with the six months ended June 30, 2025 to support clinical research, clinical publications, and development of our new products, a $4.6 million increase in consulting expenses, a $22.3 million increase in office related expenses, a $65.1 million increase in lab related and clinical trial expenses where we continue investing in new product launches and clinical trials designed to accelerate guideline adoption, and a $5.3 million net increase in facilities, travel, and other expenses.
Selling, General and Administrative
Selling, general and administrative expenses increased by $77.7 million, or 13.5%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributable to an increase of $85.4 million in salary and related compensation expenditures (including a $11.2 million increase in stock-based compensation expense) during the six months ended June 30, 2026 in comparison with the six months ended June 30, 2025, a $25.3 million increase in marketing expenses for continued product expansion and market penetration, a $8.4 million increase in travel related costs, a $6.1 million increase in office costs, and a $10.0 million net increase in facilities and other costs, offset by a $57.5 million decrease in legal and consulting expenses.
Amortization of Acquired Intangibles

Amortization of acquired intangibles increased by $11.4 million, or 100.0%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributed to the amortization of intangibles acquired as part of the business combination with Foresight Diagnostics.

Interest Expense
Interest expense decreased $0.3 million, or 12.4%, in the six months ended June 30, 2026 compared to the same period in the prior year due to lower interest rates.
Interest and Other Income
Interest and other income for the six months ended June 30, 2026 decreased $5.1 million, or 21.1%, compared to the same period in the prior year, primarily due to a reduction in the revaluation of warrants and preferred shares along with lower interest income driven by lower interest rates.
Income Tax Benefit (Expense)

Income tax expense slightly decreased in the six months ended June 30, 2026, compared to the same period in the prior year, primarily due to state and foreign taxes.

Liquidity and Capital Resources
We have incurred net losses each year since our inception. For the six months ended June 30, 2026, we had a net loss of $152.1 million, and we expect to continue to incur net losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of June 30, 2026, we had an accumulated deficit of $2.9 billion. As of June 30, 2026, we had $1.1 billion in cash and cash equivalents and restricted cash, and $80.3 million of outstanding balance on the Credit Line, including accrued interest. As of June 30, 2026, we have $20.0 million remaining and available on the Credit Line.
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
Credit Line Agreement
In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate is the 30-day Secured Overnight Financing Rate (or “SOFR”) average, plus 0.5%. The SOFR rate is variable. The Credit Line was subsequently changed from $50.0 million to $100.0 million. As of June 30, 2026, the total principal amount outstanding with accrued interest was $80.3 million, and $20.0 million is remaining and available under the Credit Line.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash provided by operating activities	$94,964	$82,026
Cash used in investing activities	(95,566)	(40,712)
Cash provided by financing activities	15,964	13,120
Net change in cash, cash equivalents and restricted cash	15,362	54,434
Cash, cash equivalents and restricted cash, beginning of period	1,076,140	945,587
Cash, cash equivalents and restricted cash, end of period	$1,091,502	$1,000,021

Cash Provided by Operating Activities

Overall, our cash flow position is significantly influenced by the timing of customer cash collections and the continued growth of the business. As our operations have expanded, including increased testing volumes, additional third-party vendors, and higher headcount, corresponding increases in operating cash outflows have occurred and are expected to continue. In addition, we invested heavily into research and development with focused efforts on building new products to support our patients, clinical trials to ensure our tests provide enhanced health benefits to patients and the ability to adopt clinical guidelines, and obtain test reimbursements from payors and patients. We expect to continue to invest heavily in research and development activities.

During the six months ended June 30, 2026, our reported test units increased by 295,400 compared to the six months ended June 30, 2025. This growth resulted in higher revenue and an increase in accounts receivable of $125.4 million. The increase in accounts receivable is consistent with our normal revenue cycle, as cash collections are generally received over an average period of approximately six to nine months following the delivery of test results.

Accounts payable, accrued compensation, and other accrued liabilities increased by an aggregate $138.7 million during the six-month period ended June 30, 2026. The increase primarily reflects the overall growth of the business, including higher expenditures for third-party vendors, consulting services, and employee-related costs where total employee headcount increased by approximately 1,000, to support expanded lab operations, research and development, clinical trials, billing and other critical functions, as well as normal timing differences between the recognition of expenses and the related cash payments.

As discussed in Note 4, Revenue Recognition, during the six months ended June 30, 2026, we also recognized $113.3 million, as compared to $79.6 million for the six months ended June 30, 2025, related to favorable changes in estimate that increased revenue for tests delivered in prior periods that were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This $33.7 million increase directly increased our cash provided by operating activities and helped fund our increased clinical trials, research and development expenses. To the extent we record a change in estimate that increases revenue for tests delivered in prior periods that were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, we expect to continue reinvesting into future clinical trials, research and development.

During the six months ended June 30, 2025, cash provided by operating activities was $82.0 million. Operating cash flows benefited from approximately $79.6 million of cash collections related to favorable changes in estimates for tests delivered in prior periods that were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur. In addition, accounts receivable decreased by $4.9 million as overall payor collections improved and cash collection cycles accelerated. Operating liabilities increased by approximately $65.4 million, primarily due to the timing of cash payments for operating expenses, which also contributed positively to operating cash flows.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 totaled $95.6 million, comprised of $85.6 million in acquisitions of property and equipment to support expanded facilities to accommodate growth of the business and $10.0 million of investment in a related party.
Cash used in investing activities for the six months ended June 30, 2025 totaled $40.7 million, comprised of $47.7 million in acquisitions of property and equipment to support expanded facilities to accommodate growth of the business offset by $7.0 million from proceeds of investments maturities.
Cash Provided by Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026, totaled $16.0 million which was comprised of $4.7 million from proceeds from the exercise of stock options, and $16.4 million proceeds from the issuance of common stock under the employee stock purchase plan offset by a payment to process $5.0 million employment taxes from the issuance of common stock upon cashless exercise of stock options and $0.1 million of stock issuance costs.
Cash provided by financing activities for the six months ended June 30, 2025, totaled $13.1 million which was comprised of $0.9 million from proceeds from the exercise of stock options and $12.2 million proceeds from the issuance of common stock under the employee stock purchase plan.
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
Operating leases
Our future minimum lease payments consist of $200.8 million of payments, as described in Note 9, Leases, which excludes $0.4 million of lease commitments related to payments for leases executed but not yet commenced to be paid over the respective terms of such leases. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), as of June 30, 2026. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate set at the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 0.5%. The SOFR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.3 million gross debt outstanding on our Credit Line, including principal and accrued interest as of June 30, 2026. Our investment portfolio is exposed to market risk from changes in interest rates for cash equivalents held. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. We do not hold any investments as of June 30, 2026.

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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On June 12, 2026, Matthew Rabinowitz, our executive chairman, adopted a trading arrangement for the sale of shares of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Rabinowitz’ Rule 10b5-1 Trading Plan provides for the potential sale of up to 200,000 shares of our common stock pursuant to the terms of the plan between September 11, 2026 and February 19, 2027.

ITEM 6    EXHIBITS
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Supply Agreement, dated September 18, 2014, by and between Registrant and Illumina, Inc., as amended.					X
10.2*	Second Amendment to Supply Agreement, dated September 21, 2015, by and between Registrant and Illumina, Inc.					X
10.3*	Third Amendment to Supply Agreement, dated June 8, 2016, by and between Registrant and Illumina, Inc.					X
10.4*	Fourth Amendment to Supply Agreement, dated January 3, 2019, by and between Registrant and Illumina, Inc.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
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

NATERA, INC.

Date: August 6, 2026	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)