Form 10-Q
period 2026-09-30
Natera, Inc.
filed 2026-11-05
CIK 1604821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of October 31, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 145,004,521.

Natera, Inc.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Natera, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands except par value)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$1,097,195	$1,076,140
Accounts receivable, net of allowance of $6,231 and $8,018 at September 30, 2026 and December 31, 2025, respectively	471,354	296,528
Inventory	91,704	68,443
Prepaid expenses and other current assets	62,359	55,828
Total current assets	1,722,612	1,496,939
Property and equipment, net	353,954	241,184
Operating lease right-of-use assets	129,445	108,541
Goodwill	141,100	141,070
Intangible assets	353,044	373,713
Other assets	48,260	36,897
Total assets	$2,748,415	$2,398,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$120,176	$33,156
Accrued compensation	112,541	92,603
Contingent consideration payable, current portion	45,873	21,580
Deferred revenue, current portion	36,596	24,907
Short-term debt financing	80,295	80,323
Other accrued liabilities	217,416	188,659
Total current liabilities	612,897	441,228
Contingent consideration payable, long-term portion	83,187	96,780
Deferred tax liability, long-term portion	701	701
Operating lease liabilities, long-term portion	142,617	118,473
Deferred revenue, long-term portion	15,781	17,062
Other liabilities	23,674	11,687
Total liabilities	878,857	685,931
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value: 750,000 shares authorized at both September 30, 2026 and December 31, 2025; 144,345 and 139,693 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	4,857,666	4,488,679
Accumulated deficit	(2,987,994)	(2,776,022)
Accumulated other comprehensive loss	(128)	(258)
Total stockholders’ equity	1,869,558	1,712,413
Total liabilities and stockholders’ equity	$2,748,415	$2,398,344
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenues
Product revenues	$789,981	$590,197	$2,231,778	$1,634,660
Licensing and other revenues	4,000	1,986	11,599	5,955
Total revenues	793,981	592,183	2,243,377	1,640,615
Cost and expenses
Cost of product revenues	279,636	207,253	791,435	591,397
Cost of licensing and other revenues	871	548	2,443	1,465
Research and development	242,433	173,412	681,206	448,917
Selling, general and administrative	333,656	308,546	988,798	885,962
Amortization of acquired intangible assets	5,707	—	17,123	—
Total cost and expenses	862,303	689,759	2,481,005	1,927,741
Loss from operations	(68,322)	(97,576)	(237,628)	(287,126)
Interest expense	(903)	(1,045)	(2,685)	(3,078)
Interest and other income, net	9,612	11,284	28,665	35,441
Loss before income taxes	(59,613)	(87,337)	(211,648)	(254,763)
Income tax benefit (expense)	(299)	(207)	(324)	(655)
Net loss	$(59,912)	$(87,544)	$(211,972)	$(255,418)
Unrealized gain (loss) on available-for-sale securities, net of tax and foreign currency translation adjustment	(20)	100	130	157
Comprehensive loss	$(59,932)	$(87,444)	$(211,842)	$(255,261)

Net loss per share (Note 14):
Basic and diluted	$(0.42)	$(0.64)	$(1.48)	$(1.88)
Weighted-average number of shares used in computing basic and diluted net loss per share:
Basic and diluted	144,067	137,187	142,959	136,181
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Three months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2026	143,612	$14	$4,749,675	$(2,928,082)	$(108)	$1,821,499
Issuance of common stock upon exercise of stock options	25	—	941	—	—	941
Vesting of restricted stock units	708	—	—	—	—	—
Cash paid to satisfy statutory withholding requirement for net settlement of cashless stock option exercises	—	—	(316)	—	—	(316)
Stock-based compensation	—	—	107,366	—	—	107,366
Unrealized gain on available-for sale securities, net of tax and foreign currency translation adjustment	—	—	—	—	(20)	(20)
Net loss	—	—	—	(59,912)	—	(59,912)
Balance as of September 30, 2026	144,345	$14	$4,857,666	$(2,987,994)	$(128)	$1,869,558

	Nine months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	139,693	$14	$4,488,679	$(2,776,022)	$(258)	$1,712,413
Issuance of common stock upon exercise of stock options	479	—	5,736	—	—	5,736
Issuance of common stock under the employee stock purchase plan	97	—	16,430	—	—	16,430
Issuance of common stock for bonus	229	—	47,026	—	—	47,026
Cash paid to satisfy statutory withholding requirement for net settlement of cashless stock option exercises	(28)	—	(5,413)	—	—	(5,413)
Vesting of restricted stock units	3,866	—	—	—	—	—
Issuance of common stock pursuant to asset acquisition, net	10	—	2,000	—	—	2,000
Cancellation of escrow shares pursuant to business combination, net	(1)	—	(323)	—	—	(323)
Stock-based compensation	—	—	303,531	—	—	303,531
Unrealized gain on available-for sale securities	—	—	—	—	130	130
Net loss	—	—	—	(211,972)	—	(211,972)
Balance as of September 30, 2026	144,345	$14	$4,857,666	$(2,987,994)	$(128)	$1,869,558
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2025	136,757	$14	$3,982,191	$(2,735,736)	$(287)	$1,246,182
Issuance of common stock upon exercise of stock options	65	—	1,935	—	—	1,935
Vesting of restricted stock units	711	—	—	—	—	—
Stock-based compensation	—	—	91,515	—	—	91,515
Unrealized gain on available-for sale securities, net of tax and foreign currency translation adjustment	—	—	—	—	100	100
Net loss	—	—	—	(87,544)	—	(87,544)
Balance as of September 30, 2025	137,533	$14	$4,075,641	$(2,823,280)	$(187)	$1,252,188

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	132,646	$12	$3,763,614	$(2,567,862)	$(344)	$1,195,420
Issuance of common stock upon exercise of stock options	134	—	2,819	—	—	2,819
Issuance of common stock under the employee stock purchase plan	116	—	12,236	—	—	12,236
Issuance of common stock for bonus	228	—	32,875	—	—	32,875
Vesting of restricted stock units	4,409	2	—	—	—	2
Stock-based compensation	—	—	264,097	—	—	264,097
Unrealized gain on available-for sale securities, net of tax and foreign currency translation adjustment	—	—	—	—	157	157
Net loss	—	—	—	$(255,418)	—	(255,418)
Balance as of September 30, 2025	137,533	$14	$4,075,641	$(2,823,280)	$(187)	$1,252,188
See accompanying notes to the unaudited interim condensed consolidated financial statements.

Natera, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Operating activities
Net loss	$(211,972)	$(255,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,257	29,388
Amortization of acquired intangible assets	17,123	—
Amortization of premiums and accretion of purchase discounts on investment securities	—	32
Non-cash settlement expense	1,226	—
Non-cash lease expense	20,417	14,751
Stock-based compensation	304,309	261,822
Change in fair value of warrants and preferred stock of related party equity investment	(166)	(3,235)
Revaluation of contingent consideration	8,220	—
Other non-cash items	263	29
Non-cash expense recovery	(2,023)	(1,084)
Changes in operating assets and liabilities:
Accounts receivable	(174,826)	27,786
Inventory	(23,261)	(19,900)
Operating lease right-of-use assets	1,368	88
Prepaid expenses and other assets	(5,128)	(8,982)
Accounts payable	76,016	12,346
Accrued compensation	66,819	48,200
Operating lease liabilities	(18,311)	(14,245)
Other accrued liabilities and other liabilities	22,156	48,197
Deferred revenue	10,408	1,638
Net cash provided by operating activities	138,895	141,413

Investing activities
Proceeds from maturity of investments	—	22,000
Purchases of property and equipment, net	(124,245)	(70,117)
Purchase of intangible assets, net	—	(12,500)
Cash paid for business combination, net	(243)	—
Investment in related party	(10,000)	—
Net cash used in investing activities	(134,488)	(60,617)

Financing activities
Proceeds from exercise of stock options	5,736	2,819
Cash paid to satisfy statutory withholding requirement for net settlement of cashless stock option exercises	(5,413)	—
Proceeds from the issuance of common stock under the employee stock purchase plan	16,430	12,236
Stock issuance costs	(105)	—
Net cash provided by financing activities	16,648	15,055

Net change in cash, cash equivalents and restricted cash	21,055	95,851
Cash, cash equivalents and restricted cash, beginning of period	1,076,140	945,587
Cash, cash equivalents and restricted cash, end of period	$1,097,195	$1,041,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,685	$3,078

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$26,860	$(1,789)
Acquisition of warrants	$7,162	$—
Amounts accrued for acquisition of intangible assets	$—	$17,500
Consideration for business combination	$30	$—
Issuance of common stock for intangible assets	$774	$—
Issuance of common stock for bonuses	$47,026	$32,875
Stock-based compensation included in capitalized software development costs	$1,847	$2,275
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
2. Summary of Significant Accounting Policies
During the nine months ended September 30, 2026, there were no material changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (filed on February 27, 2026).
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. The unaudited interim condensed consolidated financial information includes only adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations, financial position, changes in stockholders’ equity, and cash flows. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements at that date. These financial statements should be read in conjunction with the audited financial statements, and related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2026.
Some items in the prior period financial statements were reclassified to conform to the current presentation.

Liquidity Matters
The Company has incurred net losses since its inception and anticipates net losses for the near future. The Company had a net loss of $212.0 million for the nine months ended September 30, 2026 and an accumulated deficit of $3.0 billion as of September 30, 2026. As of September 30, 2026, the Company had $1.1 billion in cash and an $80.3 million outstanding balance on its Credit Line (as defined in Note 12, Debt) including accrued interest. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral for its Credit Line, which is classified as cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets. As of September 30, 2026, the Company had $20.0 million remaining and available on its Credit Line.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other assumptions it believes to be applicable and evaluates them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

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

Contingent consideration obligations incurred in connection with a business combination are recorded at their estimated fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The determination of fair value requires management to make significant estimates. These estimates are inherently uncertain and subject to change as additional information is obtained during the measurement period, which lasts for up to one year from the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the condensed consolidated statements of operations and comprehensive loss. See Note 3, Business Combination, for details.

Accounts Receivable, net of allowance
Trade accounts receivable and other receivables. The allowance for expected credit losses for trade accounts receivable is based on the Company’s assessment of the collectability of accounts related to its clinics and laboratory partner customers. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. See Note 8, Balance Sheet Components, for a roll-forward of the allowance for expected credit losses related to trade accounts receivable for the three and nine months ended September 30, 2026 and 2025.
With respect to revenue recognized related to genetic test services and assessing the total consideration expected to be received from insurance carriers and patients, the total consideration the Company expects to collect is an estimate and is largely variable in nature. The Company initially determines variable consideration by considering historical payment trends for tests delivered, test reimbursement disallowances, and contractual arrangements in place, among other factors, which is further adjusted for current expectations, as determined necessary. The Company then assesses trade accounts receivable for credit losses under ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASC 326”). Historically, the Company has determined the insurance payors from whom such receivables are expected to be collected are of high quality, in addition to the relatively short duration over which the majority of receivables are collected. Accordingly, the Company currently does not have an incremental credit loss reserve nor allowance for expected credit losses against accounts receivable for insurance and patient payors.

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
The Company analyzes its inventory to determine whether the composition of its inventory is obsolete or slow-moving. A write down of specifically identified unusable, or obsolete inventory in the period is recognized by considering product expiration dates and scrapped inventory. Any write-down of inventory to net realizable value establishes a new cost basis and will be maintained even if certain circumstances suggest the inventory is recoverable in subsequent periods. Costs associated with the write-down of inventory are recorded to cost of revenue on our condensed consolidated statements of operations and comprehensive loss. Inventory reserves as of September 30, 2026 and December 31, 2025 were not material.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$(108)	$(287)	$(258)	$(344)
Net unrealized (loss) gain on available-for-sale securities, net of tax and foreign currency translation adjustment	(20)	100	130	157
Ending balance	$(128)	$(187)	$(128)	$(187)
The change in net unrealized loss on available-for-sale securities is due to the impact of changes in interest rates on the value of fixed-rate investments and not due to any credit deterioration. Further, due to the short-term nature of these investments, the Company has the ability and intention to hold any such investments until maturity and does not expect to realize any material investment losses. Since the Company did not hold any investments at September 30, 2026 or December 31, 2025, an allowance for credit loss was not necessary.

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
Related Party Transactions
On December 6, 2021, the Company participated along with certain other investors in the series B financing of MyOme, Inc. (“MyOme”) and purchased preferred shares and warrants in exchange for a cash payment of approximately $4.0 million which was allocated $2.2 million for preferred shares and $1.8 million for warrants. In August 2024, the Company participated in a subsequent round of the series B financing and purchased an additional $2.7 million of series B preferred shares at the same valuation as the initial round of financing in December 2021. The Company does not hold a seat on MyOme’s board of directors and does not participate or direct the day-to-day activities of MyOme. Because MyOme is a privately-held company without readily determinable fair values, the Company elected to account for its preferred Series B share investment in MyOme using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates. When indicators exist and the estimated fair value of the investment is below its carrying amount, the Company would adjust the investment to fair value. The change in carrying value, resulting from the remeasurements, would be recognized in interest and other income, net on the condensed consolidated statements of operations and comprehensive loss. The following are the Company’s related persons and the basis of each such related person’s relationship with MyOme:
•Matthew Rabinowitz, the Company’s executive chairman and co-founder, is the chairman of the board, founder, and the interim chief executive officer of MyOme, and a beneficial holder of approximately 16.5% of the outstanding shares of MyOme on a fully dilutive basis;
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
In February 2024, the Company entered into a collaboration and commercialization agreement (the “Collaboration Agreement”) with MyOme pursuant to which the parties agreed to partner to offer certain genetic testing services to be developed and funded solely by MyOme and overseen by a joint steering committee. The Company agreed to assist MyOme with commercial activities. In connection with the Collaboration Agreement, the Company received a 10-year warrant to purchase 3,058,485 shares of MyOme’s common stock at an exercise price of $0.25 per share, which is exercisable in whole or in part, commencing in February 2024, and can be converted to MyOme’s common stock upon the occurrence of MyOme’s initial public offering or a liquidation event (as such terms are defined in MyOme’s certificate of incorporation). Additionally, upon the achievement of certain product commercialization milestones, the Company is eligible to receive an additional warrant exercisable for 2,080,565 shares of MyOme’s series B preferred stock with an exercise price of $0.01 per share. During September 2024, the Company achieved certain product commercialization milestones such that the warrant for 2,080,565 shares of MyOme’s series B preferred stock was due from MyOme to the Company. These warrants were granted and issued by MyOme to the Company during the fourth quarter of 2024, and were exercisable in whole or in part in December 2024. In October 2025, the Company entered into an amendment to the Series B Preferred Stock Agreement with MyOme, resulting in the Company investing an additional $10.0 million in MyOme in January 2026. In January 2026, the Company achieved another product commercialization milestone and as such, an additional warrant for 1,977,769 shares of MyOme’s series B preferred stock was due from MyOme to the Company. This warrant was granted and issued by MyOme to the Company in August 2026 and is exercisable in whole or in part. However, the Company needs to perform ongoing collaboration in exchange for the warrant consideration. Accordingly, the warrants have been included within other assets and allocated between short-term and long-term liabilities on the condensed consolidated balance sheets. The Company is amortizing the liability as a reduction of selling and marketing expense upon commercialization and sale of the products contemplated under the Collaboration Agreement over the life of the contract. For the three months ended September 30, 2026 and 2025, the amortization of the non-cash liability was $0.7 million and $0.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the amortization of the non-cash liability was $2.0 million and $1.1 million, respectively.
The warrants are accounted for as derivative instruments and recorded within other assets on the condensed consolidated balance sheets at fair value on a recurring basis. The warrants were valued using the Black-Scholes valuation model as of each reporting period, including the date of issuance. To the extent the genetic testing services are successfully commercialized, the Company will owe certain royalty payments to MyOme. For the nine months ended September 30, 2026 and 2025, the royalties to MyOme were not material. As of September 30, 2026 and December 31, 2025, the Company’s carrying amount of preferred shares in MyOme was $16.7 million and $6.7 million, respectively, on its consolidated balance sheets. The fair market value of the warrants as of September 30, 2026 and December 31, 2025 was $20.0 million and $12.7 million, respectively, on the consolidated balance sheets.
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
For the three and nine months ended September 30, 2026, and 2025, there were no customers exceeding 10% of total revenues on an individual basis. As of September 30, 2026 and December 31, 2025, there were no customers with an outstanding balance exceeding 10% of net accounts receivable.
For the three months ended September 30, 2026 and 2025, approximately 16.9% and 13.6%, respectively, of total revenue were paid by traditional Medicare on behalf of multiple customers. For the nine months ended September 30, 2026 and 2025, approximately 16.1% and 13.9%, respectively, of total revenue were paid by traditional Medicare on behalf of multiple customers. As of September 30, 2026 and December 31, 2025, approximately 13.6% and 14.1%, respectively, of accounts receivable are expected to be paid by traditional Medicare on behalf of multiple customers.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB under its accounting standard codifications or other standard setting bodies and adopted by the Company as of the specified effective date.
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

Certain former Foresight Diagnostics employees are entitled to receive contingent consideration in the form of additional shares of the Company’s common stock in the aggregate amount of up to $175.0 million, based on the achievement of certain specified milestones. The Company measured the fair value on the acquisition date to be $123.9 million, of which $118.4 million was allocated to the consideration transferred, and $5.5 million was deemed compensatory as participation is dependent on post-combination service. Compensation expense will be recognized over the estimated service period. The Company recorded a $21.6 million current liability and $96.8 million long-term liability on the consolidated balance sheets as of the acquisition date. The Company determined the estimated fair value of (i) certain milestone payments using a Monte Carlo simulation, which requires the use of projected financial information and discount rates, and (ii) certain other milestone payments based on a probability weighted expected return method. The fair value of the contingent consideration will be remeasured each reporting period until the contingencies are settled, with changes in the fair value recognized within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2026, the Company remeasured the fair value of the contingent consideration obligation and recorded an increase of $8.6 million and $10.7 million, respectively, to the contingent consideration obligation. The balance recorded as of September 30, 2026 was $45.9 million and $83.2 million as a current liability and noncurrent liability, respectively.

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

Subsequently, during the nine months ended September 30, 2026, the Company recorded immaterial measurement period adjustments. The related 1,087 escrow shares were returned to the Company in the second quarter of 2026.

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

The Company considers hindsight, where applicable, in estimates established for variable consideration and monitors and updates those estimates when actual experience supports doing so. The risk of material reversal of revenue is generally due to payors’ disallowance of test reimbursements, special contractual arrangements, eligibility, patient co-pays and responsibilities, among other factors. The Company monitors the cash collections against the estimated variable consideration over the expected cash collection period. To the extent the Company establishes it is probable that there is no longer a risk of material reversal in the amount of cumulative revenue recognized, any cash collections in excess of initial estimates of variable consideration are recognized as an adjustment to estimated revenues, with a corresponding adjustment to accounts receivable or contract assets. Approximately 85% - 90% of cash collections attributable to such product revenue occurs within six months, with the remaining collections generally taking an additional three months.

During the three months ended September 30, 2026 and 2025, the Company increased revenue by a net of $32.3 million and $55.1 million, respectively, related to changes in estimate that increased revenue for tests delivered in prior periods as it was deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $0.22 and $0.40 for the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company increased revenue by a net of $145.6 million and $134.7 million, respectively, related to changes in estimate that increased revenue for tests delivered in prior periods as it was deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which increased revenue and decreased net loss by a corresponding amount and decreased loss per share by $1.02 and $0.99 for the nine months ended September 30, 2026 and 2025, respectively.

Licensing and Other Revenues
The Company recognizes licensing revenues from its cloud-based distribution service offering, Constellation, by granting licenses to its licensees to use certain of the Company’s proprietary intellectual properties and cloud-based software and in vitro diagnostic (“IVD”) kits. The Company also recognizes revenues from its strategic collaboration agreements, such as those with BGI Genomics Co., Ltd. (“BGI Genomics”). The Company recognizes licensing and other revenues through agreements with pharmaceutical companies in support of potential clinical trials managed by the pharmaceutical companies, data analytics, and research assistance.
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
The Company bills the majority of licensees, who process the tests in their laboratories, a fixed price for each test processed. Licensing revenues are recognized as the performance obligations are satisfied (i.e., upon the delivery of each test result) and reported in licensing and other revenues in the Company’s condensed consolidated statements of operations and comprehensive loss.
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
The Company has a single remaining performance obligation related to oncology assay interpretation services to be provided to BGI Genomics, to which $20.0 million of transaction consideration was allocated and prepaid by BGI Genomics. During the nine months ended September 30, 2026, the Company recognized $0.6 million related to oncology assay interpretation services which was recognized against deferred royalties. During the nine months ended September 30, 2025, the Company recognized $0.4 million related to oncology assay interpretation services which was recognized against deferred royalties. The Company has $16.3 million and $16.8 million in deferred revenue related to the BGI Genomics Agreement as of September 30, 2026 and December 31, 2025, respectively.

Disaggregation of Revenues
The following table shows disaggregation of revenues by payer types:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Insurance carriers	$733,201	$559,505	$2,096,379	$1,549,140
Laboratory partners	50,260	25,098	116,822	68,099
Patients	10,520	7,580	30,176	23,376
Total revenues	$793,981	$592,183	$2,243,377	$1,640,615

The following table presents total revenues by geographic area based on the location of the Company’s payers:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
United States	$778,253	$582,371	$2,203,323	$1,612,479
Americas, excluding U.S.	2,108	1,523	6,730	4,786
Europe, Middle East, India, Africa	11,293	6,006	26,733	17,463
Asia Pacific and Other	2,327	2,283	6,591	5,887
Total revenues	$793,981	$592,183	$2,243,377	$1,640,615
The following table summarizes the changes in the balance of deferred revenues during the nine months ended September 30, 2026 and 2025:

	Balance at September 30,
	2026	2025
	(in thousands)
Beginning balance	$41,969	$36,592
Increase in deferred revenues	92,240	30,841
Revenue recognized during the period included in deferred revenues at the beginning of the period	(27,993)	(16,417)
Revenue recognized from performance obligations satisfied within the same period	(53,839)	(12,786)
Ending balance	$52,377	$38,230

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

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Cash, cash equivalents and restricted cash (1)	$1,097,195	$—	$—	$1,097,195	$1,076,140	$—	$—	$1,076,140
Warrants	—	—	19,987	19,987	—	—	12,659	12,659
Total financial assets	$1,097,195	$—	$19,987	$1,117,182	$1,076,140	$—	$12,659	$1,088,799

Financial Liabilities:
Total contingent consideration(2)	$—	$—	$129,060	$129,060	$—	$—	$118,360	$118,360

(1)Cash equivalents includes money market deposits and liquid demand deposits.
(2)As of September 30, 2026, contingent consideration includes $45.9 million classified as current and $83.2 million classified as non-current. As of December 31, 2025, contingent consideration includes $21.6 million classified as current and $96.8 million classified as non-current.

The MyOme warrants issued to the Company are accounted for as derivatives and recorded at fair value on a recurring basis and are classified within Level III of the fair value hierarchy because the valuation methods include certain unobservable inputs.

Contingent Consideration Liabilities

The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended	Nine Months Ended
	September 30, 2026
	(in thousands)
Beginning balance	$120,505	$118,360
Changes in fair value(1)	7,670	8,220
Post-combination vesting(2)	885	2,480
Total	$129,060	$129,060

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

Fair Value of Short-Term and Long-Term Debt

As of September 30, 2026 and December 31, 2025, the estimated fair value of the total principal outstanding and accrued interest of the Credit Line was $80.3 million for both periods, and were based upon observable Level 2 inputs, including the interest rate based on the 30-day Secured Overnight Financing Rate (“SOFR”) average, plus 0.5%. The estimated fair value approximates the carrying value due to the short-term duration and variable interest rate.

6. Goodwill and Intangible Assets

Goodwill

On December 4, 2025, upon the acquisition of Foresight Diagnostics the Company recorded $141.1 million of goodwill. See Note 3, Business Combination, for additional information. During the three and nine months ended September 30, 2026, the Company recorded immaterial measurement period adjustments and no impairment of goodwill.

Intangible Assets

The Company’s finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 3 to 15 years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Intangible assets are comprised of the following:

		September 30,	December 31,
	Useful Life	2026	2025
	(in thousands)
Developed technology	15 years	$335,300	$335,300
Customer relationships	3-10 years	12,795	12,795
License and trademarks	6-10 years	31,274	30,500
Total		379,369	378,595
Less: Accumulated amortization		(26,325)	(4,882)
Total intangible assets, net		$353,044	$373,713

Amortization expense related to acquired intangible assets for the three and nine months ended September 30, 2026 were $5.7 million and $17.1 million, respectively. The Company had no amortization expense related to acquired intangible assets for the three and nine months ended September 30, 2025, respectively. Amortization expense related to other intangible assets for the three and nine months ended September 30, 2026 was $1.4 million and $4.3 million, respectively. Amortization expense related to other intangible assets for the three and nine months ended September 30, 2025 was immaterial. The Company determined that no events occurred or circumstances changed during the reporting periods ended September 30, 2026 and December 31, 2025 that would indicate that its intangible assets with finite lives may not be recoverable. However, if certain events occur or circumstances change, it may be necessary to record impairment charges in the future. The Company has not recorded impairment charges on its finite-lived intangible assets for the periods presented in the condensed consolidated financial statements.

The estimated future aggregate amortization expense as of September 30, 2026 is as follows:

(in thousands)
Year ending December 31:
2026 (remaining 3 months)	$7,159
2027	28,636
2028	28,613
2029	28,336
2030	28,336
2031 and thereafter	231,964
Total	$353,044

7. Financial Instruments
The Company elected to invest a portion of its cash assets in conservative, income-earning, and liquid investments. Cash, cash equivalents, and restricted cash consisted of the following:

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash, cash equivalents and restricted cash (1)	$1,097,195	$—	$—	$1,097,195	$1,076,140	$—	$—	$1,076,140

(1)Cash equivalents includes liquid demand deposits and money market funds.
The Company invests in U.S. Treasuries, U.S. agency and high-quality municipal bonds which mature at par value and are all paying their coupons on schedule. The Company has therefore concluded an allowance for expected credit losses of its investments was not necessary and will continue to recognize unrealized gains and losses in other comprehensive income (loss). During the nine months ended September 30, 2026 and 2025, the Company did not sell any investments. The Company uses the specific investment identification method to calculate realized gains and losses and amounts reclassified out of other comprehensive income (loss) to net loss. As of September 30, 2026 and December 31, 2025, the Company did not hold any investments. Accordingly, the Company did not record a credit loss reserve as of September 30, 2026 or December 31, 2025.
8. Balance Sheet Components
Allowance for Expected Credit Losses
The following is a roll-forward of the allowances for expected credit losses related to trade accounts receivable for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Beginning balance	$6,526	$7,823
Provision for (reversal of) expected credit losses	(295)	626
Write-offs	—	(30)
Total	$6,231	$8,419

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Beginning balance	$8,018	$7,259
Provision for (reversal of) expected credit losses	(1,421)	1,232
Write-offs	(366)	(72)
Total	$6,231	$8,419
Property and Equipment, net
The Company’s property and equipment consists of the following:

	Useful Life	September 30, 2026	December 31, 2025
		(in thousands)
Machinery and equipment	3-5 years	$244,683	$170,591
Computer equipment	3 years	5,706	3,629
Purchased and capitalized software held for internal use	3 years	21,561	21,195
Leasehold improvements	Lesser of useful life or lease term	105,881	62,152
Construction-in-process		122,652	94,016
Other property and equipment		1,693	679
		502,176	352,262
Less: Accumulated depreciation and amortization		(148,222)	(111,078)
Total property and equipment, net		$353,954	$241,184
The Company’s long-lived assets are principally located in the United States.
The Company did not incur any impairment charges during the three or nine months ended September 30, 2026 or 2025. Depreciation expense for the three months ended September 30, 2026 and 2025 was $14.7 million and $9.3 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $40.4 million and $26.4 million, respectively.

Other Accrued Liabilities
The Company’s other accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Legal, audit and consulting fees	$32,605	$56,077
Testing and laboratory materials from suppliers	16,891	12,353
Clinical trials and studies	29,815	14,467
Marketing and corporate affairs	33,116	20,215
Property and equipment purchases	27,367	11,270
Accrued charges for third-party testing	26,609	20,874
Operating lease liabilities, current portion	15,932	15,581
Accrued third-party service fees	10,805	9,758
Reserves for refunds to insurance carriers	9,843	9,507
Sales and income tax payable	7,663	8,365
Accrued shipping charges	3,574	3,419
Other accrued expenses	3,196	6,773
Total other accrued liabilities	$217,416	$188,659

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
In October 2016, the Company entered into a lease directly with its landlord for laboratory and office spaces at its facilities located in San Carlos, California. The Company currently occupies approximately 136,300 square feet comprised of two office spaces (the “First Space” and the “Second Space”). The First Space covers approximately 88,400 square feet, and the Second Space totals approximately 47,900 square feet. In January 2021, the Company entered into an amendment of the lease to extend the term for 48 months to October 2027. In July 2024, the Company entered into an amendment of the San Carlos lease to extend the term for 60 months to October 2032. The annual rent will be approximately $9.7 million beginning January 2025, escalating annually and may be increased if the Company elects to utilize additional tenant improvement allowances. In January 2025, the Company entered into a lease agreement for additional premises of approximately 40,700 rentable square feet in San Carlos, California, through November 2028 with an annual rent expense of approximately $1.5 million. In January 2026, the Company entered in a lease for an additional premises in San Carlos, California which occupies approximately 63,000 square feet with a lease term of ten years. Subject to certain requirements, the annual rent payment starts in May 2028 at approximately $4.4 million per year and escalates annually. In July 2026, the Company entered into a lease for additional premises in San Carlos, California, which occupies approximately 15,600 square feet with a lease term of ten years. The annual base rent started in August 2026 at approximately $0.4 million per year and escalates annually.

The Company entered into a lease agreement in November 2020 to lease 11,395 square feet of space located in South San Francisco, California over a 36-month term. The premises are used for general office, laboratory and research use. The annual lease payment started at $0.9 million and escalates annually after commencing in December 2021. In December 2022, the Company exercised the renewal option of the South San Francisco lease agreement. In January 2023, the Company entered in an amendment to extend the lease term of the South San Francisco premises by three years, through November 2026. In March 2025, the Company entered into a lease agreement to expand its existing space in South San Francisco by approximately 19,715 square feet. The lease commenced in April 2025. The annual lease payment started at $0.4 million per year and escalates annually over the approximately seven-year lease term through December 2031. In May 2026, the Company entered into a lease agreement to expand its existing space by approximately 19,652 square feet. The lease commenced in June 2026. The annual lease payment starts at $0.5 million per year and escalates annually over the approximately five-year lease term through August 2031.

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

For the nine months ended September 30, 2026, the Company had $34.6 million in noncash operating activities related to additional right-of-use assets resulting from entering into new lease agreements and extension of existing leases under ASC, Topic 842, Leases (“ASC 842”). For the nine months ending September 30, 2025, the Company had $19.8 million in noncash operating activities related to additional right-of-use assets.
The operating lease right-of-use assets are classified as noncurrent assets in the consolidated balance sheets. The corresponding lease liabilities are separated into current and long-term portions as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Operating lease liabilities, current portion included in other accrued liabilities	$15,932	$15,581
Operating lease liabilities, long-term portion	142,617	118,473
Total operating lease liabilities	$158,549	$134,054
As of September 30, 2026, the weighted-average remaining lease term was 6.86 years and the weighted-average discount rate was 6.6%.
The Company continues to recognize lease expense on a straight-line basis. The lease expense includes the amortization of the right-of-use assets with the associated interest component estimated by applying the effective interest method. For the three months ended September 30, 2026 and 2025, total lease expense of $7.1 million and $5.5 million was recognized in the condensed consolidated statements of operations and comprehensive loss, respectively. For the nine months ended September 30, 2026 and 2025, total lease expense of $20.4 million and $14.8 million was recognized in the condensed consolidated statements of operations and comprehensive loss, respectively. Cash paid for settlement of operating lease liabilities totaled $18.3 million and $14.2 million for the nine months ended September 30, 2026 and 2025, respectively.

The present value of the future minimum lease payments under all non-cancellable operating leases as of September 30, 2026 are as follows:

Operating Leases
(in thousands)
As of September 30, 2026
2026 (remaining 3 months)	$6,549
2027	25,810
2028	28,673
2029	28,743
2030	28,959
2031 and thereafter	81,063
Total future minimum lease payments	199,797
Less: imputed interest	(41,248)
Operating lease liabilities	$158,549
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
The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of September 30, 2026 and December 31, 2025, the aggregate accrual for legal contingencies that are probable and reasonably estimable is approximately $17.1 million and $32.6 million, respectively. The Company is unable to predict the ultimate outcome of the matters described below and is unable to make a reasonable estimate of the amount or range of loss, if any, that could result from an unfavorable outcome of any such matter in excess of any amounts accrued.
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
In November 2021, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by a patient alleging various causes of action relating to the Company’s patient billing and seeks, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. In May 2023, the Court granted the Company’s motion to dismiss the lawsuit, and the case was dismissed without prejudice. In July 2023, the plaintiff filed analogous claims in the Superior Court of California, County of San Mateo, and subsequently filed an amended claim with an additional plaintiff. Based on the additional plaintiff, the case was transferred back to the United States District Court for the Northern District of California. The parties subsequently agreed that claims brought by the original plaintiff be remanded back to the Superior Court of California, County of San Mateo, and that the action be stayed pending the outcome of the action in the United States District Court for the Northern District of California. In August 2026, the Court granted preliminary approval of a settlement resolving these matters.
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

In October 2024, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California, by patients alleging various causes of action relating to the Company’s preimplantation genetic test for aneuploidies. They request, among other relief, class certification, injunctive relief, restitution and/or disgorgement, attorneys’ fees, and costs. The Company filed a motion to dismiss the lawsuit, which was granted in August 2025, and the case was dismissed without prejudice. In August 2025, the plaintiffs filed an amended complaint. An almost identical complaint was filed with the same court in June 2026, and has been consolidated with the existing action.

In August 2026, a putative class action was filed against the Company and Baylor Genetics (“Baylor”) in the United States District Court for the Northern District of California on behalf of certain patients whose testing was ordered through the Company, asserting claims for negligence, breach of implied contract, unjust enrichment, and violation of the California Confidentiality of Medical Information Act (“CMIA”), as a result of a cybersecurity incident experienced by Baylor in June 2026 (the “Baylor Incident”). A second putative class action was filed against the Company in August 2026 in the same court on behalf of patients whose information was allegedly affected by the Baylor Incident, asserting claims for negligence, breach of implied contract, unjust enrichment, and violations of the CMIA, the California Unfair Competition Law, and the California Consumer Legal Remedies Act. The complaints seek, among other relief, class certification, actual, statutory and nominal damages, restitution, injunctive relief, and attorneys’ fees and costs. In September 2026, the Company tendered the defense of both actions to Baylor and demanded indemnification under the parties’ Laboratory Services Agreement.

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
Contractual Commitments
The following table sets forth the Company’s material contractual commitments as of September 30, 2026:

Party	Commitments	Expiry Date
	(in thousands)
Laboratory instruments supplier	$11,959	December 2027
Material suppliers	122,343	November 2030
Application service providers	15,298	February 2034
Cloud platform service provider	22,222	March 2029
Other material suppliers	68,211	Various
Total	$240,033
In conjunction with the Company’s acquisition of Foresight Diagnostics, the Company may also be required to pay up to $175.0 million to the former holders of Foresight Diagnostic’s outstanding equity interests, subject to the achievement of certain milestones. As of September 30, 2026 and December 31, 2025, the Company recognized a $129.1 million and $118.4 million in contingent consideration liability based on the fair value of the contingent consideration. Payments will be settled in shares of the Company’s common stock and are estimated to occur through 2028. See Note 3, Business Combination, for additional information.

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

During November 2024, the Company entered into an agreement to acquire clinical samples and data for oncology development. As of September 30, 2026, the Company has paid $17.0 million in cash, has recorded a payable for $4.9 million, and is committed to an additional $0.1 million, which is included in commitments above. An additional $48.0 million in potential payments owed to the third-party vendor, not included above, will depend on whether certain approvals are obtained and commercial volume milestones are achieved.

11. Stock-Based Compensation

Stock-Based Compensation Expense
The following table presents stock-based compensation expense recorded in the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026	2025
	(in thousands)
Cost of revenues	$7,572	$6,158
Research and development	38,101	30,797
Selling, general and administrative	60,432	53,682
Total	$106,105	$90,637

	Nine months ended September 30,
	2026	2025
	(in thousands)
Cost of revenues	$21,500	$17,623
Research and development	109,072	88,080
Selling, general and administrative	173,737	156,119
Total	$304,309	$261,822
The stock-based compensation expense presented above includes $(0.4) million and $2.6 million of liability-classified awards, including $0.9 million and $2.5 million related to Foresight contingent consideration, for the three and nine months ended September 30, 2026, respectively. There was no such expense for the three and nine months ended September 30, 2025.

Stock Options

The following table summarizes option activity for the nine months ended September 30, 2026:

	Number of Shares Outstanding	Weighted- Average Exercise Price
	(in thousands, except for per share data)
December 31, 2025	3,591	$27.03
Options exercised	(479)	$13.01
Options forfeited/cancelled	(4)	$29.12
September 30, 2026	3,108	$29.22

Restricted Stock Units and Performance-Based Awards
The following table summarizes unvested RSU and PSU activity during the nine months ended September 30, 2026:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except for per share data)
Balance at December 31, 2025	8,323	$100.44
Awards granted	2,789	$221.58
Awards vested	(4,095)	$83.52
Awards forfeited/cancelled	(344)	$144.71
Balance at September 30, 2026	6,673	$143.09
The above table of unvested RSU and PSU activity reflects unvested PSUs at 100% of their target vesting amount; however, vesting can vary from 0% to 200% of target, depending on the level of achievement of performance criteria.
The Company grants certain senior-level executives performance stock units which vest based on performance and time-based service conditions, which are referred to herein as performance-based awards. During the nine months ended September 30, 2026 and 2025, the Company granted 0.2 million and 0.4 million performance-based awards with an aggregate grant date fair value at 100% of their target vesting of $45.4 million and $64.9 million, respectively. Stock-based compensation for these performance-based awards milestones are assessed to be 200% of the grant value for 2025 and prior unvested awards and 100% of grant value for 2026 awards.
The Company has recognized $25.0 million and $71.4 million for performance-based awards for the three and nine months ended September 30, 2026, respectively. The Company has recognized $25.5 million and $74.0 million for performance-based awards for the three and nine months ended September 30, 2025, respectively.
12. Debt
Credit Line Agreement
In September 2015, the Company entered into a credit line with UBS (the “Credit Line”) providing for a $50.0 million revolving line of credit. The Credit Line was subsequently changed from $50.0 million to $100.0 million. The Credit Line is secured by a first priority lien and security interest in the Company’s money market and marketable securities held in its managed investment account with UBS. The Company is required to maintain a minimum of at least $150.0 million in its UBS accounts as collateral, which is classified as cash, cash equivalents and restricted cash in the consolidated balance sheets. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate the Credit Line, in its discretion and without cause, at any time. The interest rate for the Credit Line is the 30-day SOFR average, plus 0.5%. As of September 30, 2026, the Company has drawn down a total of $80.0 million, and there is $20.0 million remaining and available on the Credit Line.

For the three months ended September 30, 2026 and 2025, the Company recorded interest expense on the Credit Line of $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded interest expense on the Credit Line of $2.7 million and $3.1 million, respectively. As of September 30, 2026 and December 31, 2025, the total principal amount outstanding with accrued interest was $80.3 million for both periods.
13. Income Taxes
During the three months ended September 30, 2026 and 2025, the Company recorded total income tax expense of approximately $0.3 million and $0.2 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded total income tax expense of approximately $0.3 million and $0.7 million, respectively. The income tax expense is primarily attributable to state income tax and foreign income tax. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is not more likely than not that all of the Company’s net deferred tax assets will be realized. Accordingly, all of the Company’s deferred tax assets, which includes net operating loss carryforwards and tax credits related primarily to research and development, continue to be subjected to a valuation allowance as of September 30, 2026. The Company will continue to maintain a valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.
Interest and/or penalties related to income tax matters are recognized as a component of income tax expense. As of September 30, 2026 and December 31, 2025, there were no accrued interest and penalties related to uncertain tax positions.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Acts. Due to the Company’s expected losses and valuation allowance, this legislation did not have a significant impact to the Company's financial statements.
14. Net Loss per Share
The following table shows total outstanding potentially dilutive shares excluded from the computation of diluted loss per share as their effect would be anti-dilutive, as of September 30, 2026 and 2025:

	September 30,
	2026	2025
	(in thousands)
Options to purchase common stock	3,108	3,739
Performance-based awards and restricted stock units	6,673	8,893
Employee stock purchase plan	84	88
Contingent consideration	312	—
Total	10,177	12,720
In March 2026, the Company finalized a post-closing working capital adjustment related to the acquisition of Foresight Diagnostics. Certain escrowed shares that were returned to the Company in the second quarter of 2026 have been excluded from the calculation of basic and diluted earnings per share.

15. Segment Reporting
The Company currently operates as a single reporting segment entity with the Chief Executive Officer as the chief operating decision maker (the “CODM”). The CODM relies on the financial statements presented within the annual report Form 10-K and quarterly Form 10-Q to evaluate the Company’s financial performance and make key operating decisions. The key area of focus of the CODM for the allocation of resources is the cash and investments used in supporting the Company’s business. These financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets, and liabilities. The significant expense categories are consistent with those presented on the face of the condensed consolidated statements of operations and comprehensive loss. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision-

making purposes. Additionally, gross profit and gross margin percentage are regularly provided to the CODM and are derived based on the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,
	2026	2025
	(in thousands except percentages)
Revenue	$793,981	$592,183
Cost of product revenues	279,636	207,253
Cost of licensing and other revenues	871	548
Gross profit	$513,474	$384,382

Gross margin percentage	64.7%	64.9%

	Nine months ended September 30,
	2026	2025
	(in thousands except percentages)
Revenue	$2,243,377	$1,640,615
Cost of product revenues	791,435	591,397
Cost of licensing and other revenues	2,443	1,465
Gross profit	$1,449,499	$1,047,753

Gross margin percentage	64.6%	63.9%
16. Subsequent Events
On November 2, 2026, the Company acquired one of its strategic partners, pursuant to an Agreement and Plan of Merger. The total purchase price consideration is up to $30.0 million, which includes up to $5.0 million in performance milestones. Due to the proximity of the acquisition to the filing of this Form 10-Q, the accounting for the acquisition is incomplete. As a result, the Company has not yet completed the allocation of the purchase price, including determining the fair value of consideration transferred, assets acquired, and liabilities assumed, and has not provided acquisition-related costs. Pro forma financial information and results of the acquiree’s operations since the acquisition date are not material.

On November 4, 2026, Steve Chapman resigned from service as the Company’s Chief Executive Officer and President and as a director on the Company’s Board of Directors, effective November 5, 2026. On November 4, 2026, the Board appointed Solomon Moshkevich as Chief Executive Officer and President of the Company, effective November 5, 2026. As Chief Executive Officer, Mr. Moshkevich will serve as the Company’s principal executive officer, and as a Class III director filling the vacancy created by Mr. Chapman’s resignation.

The Company entered into a Transition and Consulting Agreement with Mr. Chapman. Subject to the Transition and Consulting Agreement, Mr. Chapman will be entitled to receive:
•a lump-sum transition payment of $1,000,000, payable within 10 days after the Transition Agreement becomes effective;
•a 2026 annual bonus with a target of $1,500,000 payable consistently with other employees no later than March 15, 2027;
•payment or reimbursement of COBRA premiums for up to 12 months; and
•92,933 Time-Based RSUs that are unvested as of November 5, 2026 will vest between the date the Transition Agreement becomes effective through November 5, 2027.
•2024, 2025 and 2026 Performance-Based RSUs will remain outstanding and will vest, subject to certain conditions, based on actual achievement of the applicable performance goals for each respective award, and will be settled at the same time that the corresponding performance-based RSU awards held by the Company’s other executive officers are settled, provided the Consulting Agreement service period is completed.

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

During the nine months ended September 30, 2026, we processed approximately 3,150,600 tests, comprised of approximately 3,109,500 tests accessioned in our laboratory, compared to approximately 2,601,900 tests processed, comprised of approximately 2,559,800 tests accessioned in our laboratory, during the nine months ended September 30,

2025. This increase in volume primarily represents continued commercial growth of Signatera, Panorama and Horizon, both as tests performed in our laboratories as well as through our Constellation software platform.

The percent of our revenues attributable to our U.S. direct sales force for the nine months ended September 30, 2026 was 95%, a decrease compared to 96% for the nine months ended September 30, 2025. The percent of our revenues attributable to U.S. laboratory distribution partners for the nine months ended September 30, 2026 was 3%, an increase compared to 2% from the same period in the prior year. Our ability to increase our revenues and gross profit will depend on our ability to further penetrate the U.S. market with our direct sales force. The percent of our revenues attributable to international laboratory distribution partners and other international sales for the nine months ended in both September 30, 2026 and 2025 was 2%.
For the nine months ended September 30, 2026, total revenues were $2,243.4 million compared to $1,640.6 million in the nine months ended September 30, 2025. Product revenues accounted for $2,231.8 million, nearly 99% of total revenues for the nine months ended September 30, 2026 compared to $1,634.7 million, representing nearly 100% of total revenues for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, no customers exceeded 10% of the total revenues on an individual basis. Revenues from customers outside the United States were $40.1 million, representing approximately 2% of total revenues for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, revenues from customers outside the United States were $28.1 million, representing approximately 2% of total revenues. Most of our revenues have been denominated in U.S. dollars, though we generate some revenue in foreign currency, primarily denominated in Euros and Singapore Dollars.
Our net loss for the nine months ended September 30, 2026 and 2025 was $212.0 million and $255.4 million, respectively. This included non-cash stock compensation expense of $304.3 million and $261.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $3.0 billion.
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

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025

	Three months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands except percentage)
Revenues
Product revenues	$789,981	$590,197	$199,784	33.9%
Licensing and other revenues	4,000	1,986	2,014	101.4
Total revenues	793,981	592,183	201,798	34.1
Cost and expenses
Cost of product revenues	279,636	207,253	72,383	34.9
Cost of licensing and other revenues	871	548	323	58.9
Research and development	242,433	173,412	69,021	39.8
Selling, general and administrative	333,656	308,546	25,110	8.1
Amortization of acquired intangible assets	5,707	—	5,707	100.0
Total cost and expenses	862,303	689,759	172,544	25.0
Loss from operations	(68,322)	(97,576)	29,254	(30.0)
Interest expense	(903)	(1,045)	142	(13.6)
Interest and other income, net	9,612	11,284	(1,672)	(14.8)
Loss before income taxes	(59,613)	(87,337)	27,724	(31.7)
Income tax benefit (expense)	(299)	(207)	(92)	44.4
Net loss	$(59,912)	$(87,544)	$27,632	(31.6%)
Revenues
Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, Signatera and other oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the three months ended September 30, 2026 increased by $201.8 million, or 34.1%, when compared to the three months ended September 30, 2025.
We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratories or processed outside of our laboratories. As noted in the section titled “Overview” above, the number of tests that we process is a key metric as it tracks our overall volume growth. During the three months ended September 30, 2026, total reported units were approximately 1,024,800, comprised of approximately 1,012,100 tests reported in our laboratories. Comparatively, during the three months ended September 30, 2025, total reported units were approximately 832,900, which is comprised of approximately 819,900 tests reported in our laboratory. During the three months ended September 30, 2026 and 2025, total oncology units processed were approximately 339,500 and 211,000, respectively.

Product Revenues
During the three months ended September 30, 2026, product revenues increased by $199.8 million, or 33.9%, compared to the three months ended September 30, 2025, as a result of the continued revenue growth from increased test volumes, and average selling price improvements. During the three months ended September 30, 2026, there was an increase in total reported units by approximately 191,900 units, or 23.0%, in comparison with the three months ended September 30, 2025. Average selling price (“ASP”, calculated as total product revenue divided by total reported units) increased during the three months ended September 30, 2026 by approximately 8.8% in comparison with the three months ended September 30, 2025. The increase in ASP was due to an increase in the proportion of product revenues derived from Signatera, which commands higher ASPs than our women's health products, and improved coverage from third party payers, primarily for Signatera. In addition, we recognized additional revenue as part of the change in estimate process due to excess collections for tests delivered in prior periods which were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This change in estimate decreased by approximately $22.8 million during the three months ended September 30, 2026 compared with the three months ended September 30, 2025. The total change in estimate recorded during the three months ended September 30, 2026 was $32.3 million. The decrease in the change in estimate reflects the continued accumulation of historical collection experience, which has resulted in our estimates of variable consideration at the time of revenue recognition more closely approximating subsequent cash collections.

Licensing and Other Revenues
Licensing and other revenues increased by $2.0 million, or 101.4%, during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. The increase was primarily due to an increase in revenue from our collaborative agreements.

Cost of Product Revenues

During the three months ended September 30, 2026, cost of product revenues increased compared to the three months ended September 30, 2025 by approximately $72.4 million, or 34.9%, primarily due to higher costs related to inventory consumption of $24.3 million, a $17.9 million increase in third-party fees, and a $13.8 million increase in other costs including equipment and related depreciation, shipping, and overhead expenses, all of which were driven by expansion of the business with an increase in accessioned cases by approximately 200,600 units, or 22.8%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Additionally, labor costs increased $16.4 million due to the increase in hiring to support lab operations and increased volume of tests processed. Overall the cost of product revenues as a percent of total product revenues were 35.4% and 35.1% for the three months ended September 30, 2026 and 2025, respectively. The increase in cost of product revenue as a percentage of product revenues was primarily due to a reduction in the change in estimate of $22.8 million in the three months ended September 30, 2026 in comparison with the three months ended September 30, 2025.

Cost of Licensing and Other Revenues
The cost of licensing and other revenues for the three months ended September 30, 2026 increased by $0.3 million, or 58.9%, compared to the three months ended September 30, 2025, primarily due to a net increase in costs to support our collaborative agreements.
Expenses
Research and Development (R&D)
Research and development expenses during the three months ended September 30, 2026, increased by $69.0 million, or 39.8%, when compared to the three months ended September 30, 2025. The increase was attributable to a $25.8 million increase in salary and related compensation expenditures due to an increase in headcount (including a $7.3 million increase in stock-based compensation expense) to support clinical research, clinical publications, and development of our new products during the three months ended September 30, 2026 in comparison with the three months ended September 30, 2025, a $24.7 million increase in lab and clinical trial-related expenses where we continue investing in new product launches and clinical trials, such as early cancer detection, a $13.0 million increase in office related expenses, and a $5.5 million net increase in consulting, travel, facilities, and other expenses.
Selling, General and Administrative (SG&A)
Selling, general, and administrative expenses increased by $25.1 million, or 8.1%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was attributable to a $19.7 million increase in salary and related compensation expenditures due to an increase in headcount (including a $6.7 million increase in stock-based compensation expense) to support expanded general operations and billing during the three months ended September 30, 2026 in comparison with the three months ended September 30, 2025, a $9.8 million increase in marketing expenses to expand our market penetration and adoption, a $7.7 million increase for change in valuation of contingent consideration, and a $10.6 million net increase in certain travel, facilities, office and other costs, offset by a $22.7 million decrease in legal and consulting expenses.
Amortization of Acquired Intangibles

Amortization of acquired intangibles increased by $5.7 million, or 100.0%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was attributed to the amortization of intangibles acquired as part of the business combination with Foresight Diagnostics. The acquired intangibles are primarily used for research and development of future products.

Interest Expense
Interest expense slightly decreased in the three months ended September 30, 2026 compared to the same period in the prior year due to lower interest rates.
Interest and Other Income
Interest and other income for the three months ended September 30, 2026, decreased by $1.7 million, or 14.8%, compared to the same period in the prior year, primarily due to lower interest income driven by lower interest rates.

Income Tax Benefit (Expense)

Income tax expense was $0.3 million for the three months ended September 30, 2026, compared to an income tax expense of $0.2 million for the three months ended September 30, 2025, primarily due to state taxes.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine months ended September 30,		Change
	2026	2025	Amount	Percent
	(in thousands except percentage)
Revenues
Product revenues	$2,231,778	$1,634,660	$597,118	36.5%
Licensing and other revenues	11,599	5,955	5,644	94.8
Total revenues	2,243,377	1,640,615	602,762	36.7
Cost and expenses
Cost of product revenues	791,435	591,397	200,038	33.8
Cost of licensing and other revenues	2,443	1,465	978	66.8
Research and development	681,206	448,917	232,289	51.7
Selling, general and administrative	988,798	885,962	102,836	11.6
Amortization of acquired intangible assets	17,123	—	17,123	100.0
Total cost and expenses	2,481,005	1,927,741	553,264	28.7
Loss from operations	(237,628)	(287,126)	49,498	(17.2)
Interest expense	(2,685)	(3,078)	393	(12.8)
Interest and other income, net	28,665	35,441	(6,776)	(19.1)
Loss before income taxes	(211,648)	(254,763)	43,115	(16.9)
Income tax benefit (expense)	(324)	(655)	331	(50.5)
Net loss	$(211,972)	$(255,418)	$43,446	(17.0)%
Revenues
Total revenues are comprised of product revenues, which are primarily driven by sales of our Panorama and Horizon tests, oncology testing, and licensing and other revenues, which primarily includes development licensing revenue and licensing of our Constellation software. Total revenues for the nine months ended September 30, 2026 increased by $602.8 million, or 36.7%, when compared to the nine months ended September 30, 2025.

We derive our revenues from tests based on units reported to customers—tests delivered with a result. All reported units are either accessioned in our laboratory or processed outside of our laboratory. As noted in the section titled “Overview” above, the number of tests that we process is a key metric, as it tracks overall volume growth. During the nine months ended September 30, 2026, total reported units were approximately 2,941,900, comprised of approximately 2,902,200 tests reported in our laboratory. Comparatively, during the nine months ended September 30, 2025, total reported units were approximately 2,450,100, which is comprised of approximately 2,410,600 tests reported in our laboratory. During the nine months ended September 30, 2026 and 2025, total oncology units processed were approximately 895,100 and 567,500, respectively.
Product Revenues
During the nine months ended September 30, 2026, product revenues increased by $597.1 million, or 36.5%, compared to the nine months ended September 30, 2025, primarily as a result of the continued revenue growth from increased test volumes, and average selling price improvements. During the nine months ended September 30, 2026 there was an increase in reported units by approximately 491,800 units, or 20.1%, in comparison with the nine months ended September 30, 2025. Average ASP increased during the nine months ended September 30, 2026 by approximately 13.7% in comparison with the nine months ended September 30, 2025. The increase in ASP was due to better reimbursement for our major products and an increase in the proportion of product revenues derived from Signatera, which commands higher ASPs than our women's health products. We also recognized additional revenue as part of the change in estimate process due to excess collections for the tests delivered in prior periods which were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This change in estimate increased by approximately $10.9 million during the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The total change in estimate recorded during the nine months ended September 30, 2026 was $145.6 million. The increase in change in estimate reflects higher changes in estimate in the first half of 2026, partially offset by a lower change in estimate in the third quarter, as the continued accumulation of historical collection experience has resulted in our estimates of variable consideration at the time of revenue recognition more closely approximating subsequent cash collections.

Licensing and Other Revenues
Licensing and other revenues increased by $5.6 million, or 94.8%, during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in revenue from our collaborative agreements.
Cost of Product Revenues
During the nine months ended September 30, 2026, cost of product revenues increased compared to the nine months ended September 30, 2025 by approximately $200.0 million, or 33.8%, due to a $47.5 million increase in third-party fees, higher costs related to inventory consumption of $68.9 million driven by expansion of the business with an increase in accessioned cases by approximately 549,700 units during the nine months ended September 30, 2026 in comparison with the nine months ended September 30, 2025. In addition, labor costs increased by $49.7 million due to the increase in hiring to support lab operations and increased volume of tests processed during the nine months ended September 30, 2026 in comparison with the nine months ended September 30, 2025, and shipping, equipment and related depreciation expense, overhead, and other related costs increased by $33.9 million driven by headcount growth and product support. Overall, the cost of product revenues as a percent of total product revenues were 35.5% and 36.2% for the nine months ended September 30, 2026 and 2025, respectively. The improvement was primarily the result of a change in product mix where certain products have a lower cost per test. Additionally, the reduction was partially driven by a change in estimate related to excess cash collections for tests delivered in prior periods which were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which resulted in an increase in revenue of approximately $10.9 million in the nine months ended September 30, 2026 in comparison with the nine months ended September 30, 2025.

Cost of Licensing and Other Revenues
Cost of licensing and other revenues for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, increased by $1.0 million, or 66.8%, primarily due to a net increase in costs to support our collaborative agreements.

Expenses
Research and Development
Research and development expenses during the nine months ended September 30, 2026, increased by $232.3 million, or 51.7%, when compared to the nine months ended September 30, 2025. The increase was attributable to an increase of $91.8 million in salary and related compensation expenditures (including a $20.7 million increase in stock-based compensation expense) during the nine months ended September 30, 2026 in comparison with the nine months ended September 30, 2025 to support clinical research, clinical publications, and development of our new products, a $5.9 million increase in consulting expenses, a $35.3 million increase in office related expenses, a $89.8 million increase in lab related and clinical trial expenses where we continue investing in new product launches and clinical trials designed to accelerate guideline adoption, and a $9.5 million net increase in facilities, travel, and other expenses.
Selling, General and Administrative
Selling, general and administrative expenses increased by $102.8 million, or 11.6%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was attributable to an increase of $105.0 million in salary and related compensation expenditures (including a $17.9 million increase in stock-based compensation expense) during the nine months ended September 30, 2026 in comparison with the nine months ended September 30, 2025, a $35.0 million increase in marketing expenses for continued product expansion and market penetration, a $8.7 million increase in travel related costs, a $11.3 million increase in office costs, a $8.2 million increase for change in valuation of contingent consideration, and a $14.8 million net increase in facilities and other costs, offset by a $80.2 million decrease in legal and consulting expenses.
Amortization of Acquired Intangibles

Amortization of acquired intangibles increased by $17.1 million, or 100.0%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was attributed to the amortization of intangibles acquired as part of the business combination with Foresight Diagnostics. The acquired intangibles are primarily used for research and development of future products.

Interest Expense
Interest expense decreased $0.4 million, or 12.8%, in the nine months ended September 30, 2026 compared to the same period in the prior year due to lower interest rates.
Interest and Other Income
Interest and other income for the nine months ended September 30, 2026 decreased $6.8 million, or 19.1%, compared to the same period in the prior year, primarily due to a reduction in the revaluation of warrants and preferred shares along with lower interest income driven by lower interest rates.
Income Tax Benefit (Expense)

Income tax expense slightly decreased in the nine months ended September 30, 2026, compared to the same period in the prior year, primarily due to state and foreign taxes.

Liquidity and Capital Resources
We have incurred net losses each year since our inception. For the nine months ended September 30, 2026, we had a net loss of $212.0 million, and we expect to continue to incur net losses in future periods as we continue to devote a substantial portion of our resources to our research and development and commercialization efforts for our existing and new products. As of September 30, 2026, we had an accumulated deficit of $3.0 billion. As of September 30, 2026, we had $1.1 billion in cash and cash equivalents and restricted cash, and $80.3 million of outstanding balance on the Credit Line, including accrued interest. As of September 30, 2026, we have $20.0 million remaining and available on the Credit Line.
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
Credit Line Agreement
In September 2015, we entered into a Credit Line with UBS, or the Credit Line, providing for a $50.0 million revolving line of credit which could be drawn in increments at any time. The Credit Line is secured by a first priority lien and security interest in our money market and marketable securities held in our managed investment account with UBS. UBS has the right to demand full or partial payment of the Credit Line obligations and terminate it, in its discretion and without cause, at any time. The interest rate is the 30-day Secured Overnight Financing Rate (or “SOFR”) average, plus 0.5%. The SOFR rate is variable. The Credit Line was subsequently changed from $50.0 million to $100.0 million. As of September 30, 2026, the total principal amount outstanding with accrued interest was $80.3 million, and $20.0 million is remaining and available under the Credit Line.
Cash Flows
The following table summarizes our condensed consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash provided by operating activities	$138,895	$141,413
Cash used in investing activities	(134,488)	(60,617)
Cash provided by financing activities	16,648	15,055
Net change in cash, cash equivalents and restricted cash	21,055	95,851
Cash, cash equivalents and restricted cash, beginning of period	1,076,140	945,587
Cash, cash equivalents and restricted cash, end of period	$1,097,195	$1,041,438

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

During the nine months ended September 30, 2026, our reported test units increased by 491,800 compared to the nine months ended September 30, 2025. This growth resulted in higher revenue and an increase in accounts receivable of $174.8 million. The increase in accounts receivable is consistent with our normal revenue cycle, as cash collections are generally received over an average period of approximately six to nine months following the delivery of test results.

Operating liabilities were primarily driven by an aggregate increase in accounts payable, accrued compensation, and other accrued liabilities of approximately $165.0 million during the nine-month period ended September 30, 2026. The increase primarily reflects the overall growth of the business, including higher expenditures for third-party vendors, consulting services, and employee-related costs where total employee headcount increased by approximately 1,200, to support expanded lab operations, research and development, clinical trials, billing and other critical functions, as well as normal timing differences between the recognition of expenses and the related cash payments.

As discussed in Note 4, Revenue Recognition, during the nine months ended September 30, 2026, we also recognized $145.6 million, as compared to $134.7 million for the nine months ended September 30, 2025, related to favorable changes in estimate that increased revenue for tests delivered in prior periods that were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur. This $10.9 million increase directly increased our cash provided by operating activities and helped fund our increased clinical trials, research and development expenses. To the extent we record a change in estimate that increases revenue for tests delivered in prior periods that were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur, we expect to continue reinvesting into future clinical trials, research and development.

During the nine months ended September 30, 2025, cash provided by operating activities was $141.4 million. Operating cash flows benefited from approximately $134.7 million of cash collections related to favorable changes in estimates for tests delivered in prior periods that were deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur. In addition, accounts receivable decreased by $27.8 million as overall payor collections improved and cash collection cycles accelerated. Operating liabilities were primarily driven by an aggregate increase in accounts payable, accrued compensation, and other accrued liabilities of approximately $108.7 million, primarily due to the timing of cash payments for operating expenses, which also contributed positively to operating cash flows.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026 totaled $134.5 million, comprised of $124.2 million in acquisitions of property and equipment to support expanded facilities to accommodate growth of the business, $10.0 million of investment in a related party, and $0.2 million of cash paid for a business combination.
Cash used in investing activities for the nine months ended September 30, 2025 totaled $60.6 million, comprised of $70.1 million in acquisitions of property and equipment to support expanded facilities to accommodate growth of the business and $12.5 million in acquisition of intangible assets offset by $22.0 million from proceeds of investments maturities.

Cash Provided by Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026, totaled $16.6 million which was comprised of $5.7 million from proceeds from the exercise of stock options, and $16.4 million proceeds from the issuance of common stock under the employee stock purchase plan offset by a payment to process $5.4 million employment taxes from the issuance of common stock upon cashless exercise of stock options and $0.1 million of stock issuance costs.
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
Operating leases
Our future minimum lease payments consist of $199.8 million of payments, as described in Note 9, Leases, of which none was for payments for leases executed but not yet commenced. The leases have not commenced under Accounting Standards Codification, or ASC, Topic 842, Leases (ASC 842), as of September 30, 2026. As a result, these leases are not reflected within the consolidated balance sheets.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements during the periods presented.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. Our Credit Line has an interest rate set at the 30-day Secured Overnight Financing Rate, or SOFR, average, plus 0.5%. The SOFR rate is variable. An incremental change in the borrowing rate of 100 basis points would increase our annual interest expense by $0.8 million based on our $80.3 million gross debt outstanding on our Credit Line, including principal and accrued interest as of September 30, 2026. Our investment portfolio is exposed to market risk from changes in interest rates for cash equivalents held. This risk is mitigated as we have maintained a relatively short average maturity for our investment portfolio. We do not hold any investments as of September 30, 2026.

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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(c)Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5    OTHER INFORMATION
(a)    Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Chief Executive Officer Transition

On November 4, 2026, Steve Chapman resigned from service as the Company’s Chief Executive Officer and President and as a director on the Company’s Board of Directors (the “Board”), effective November 5, 2026. Mr. Chapman’s departure and resignation from the Board were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Chapman was in good standing throughout his career with the Company, and he will remain as an advisor to the Company.

Appointment of Chief Executive Officer

On November 4, 2026, the Board appointed Solomon Moshkevich as Chief Executive Officer and President of the Company, effective November 5, 2026. As Chief Executive Officer, Mr. Moshkevich will serve as the Company’s principal executive officer.

Mr. Moshkevich, age 44, served as the Company’s President, Clinical Diagnostics from September 2023 until his appointment as Chief Executive Officer, overseeing productization, clinical validation, commercialization and quality across the Company. From January 2019 to September 2023, he served as the Company’s Senior Vice President and General Manager of Oncology, where he led the Company’s efforts to achieve Medicare coverage for Signatera across multiple cancer types. Since joining the Company in 2011, Mr. Moshkevich has built and led multiple teams, including global marketing, product management, medical and scientific affairs, commercial operations, clinical trial operations, business development, international sales, program management and portfolio strategy, and has played a leading role in the development, clinical validation and commercialization of the Company’s cell-free DNA products, including Panorama, Prospera and Signatera. Prior to joining the Company, Mr. Moshkevich was a consultant with Bain & Company in New York and was a member of the private equity investment team at Parthenon Capital in Boston. He currently serves on the board of directors of Ronald McDonald House Charities of the Bay Area. Mr. Moshkevich holds a B.A. in Economics and Mathematics, summa cum laude, from Columbia University and an M.B.A. from Stanford University.

There are no family relationships between Mr. Moshkevich and any director or executive officer of the Company. Other than the Moshkevich Employment Agreement (as defined below), there is no arrangement or understanding between Mr. Moshkevich and any other person pursuant to which he was selected as an officer or director of the Company. Mr. Moshkevich has no direct or indirect material interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Moshkevich Employment Agreement

In connection with his appointment, the Company and Mr. Moshkevich entered into an employment agreement, effective as of November 5, 2026 (the “Moshkevich Employment Agreement”), which supersedes Mr. Moshkevich’s prior employment agreement with the Company. Mr. Moshkevich’s employment is at will.

Under the Moshkevich Employment Agreement, Mr. Moshkevich will receive an initial annual base salary of $900,000, subject to adjustment in accordance with the Company’s compensation policies. Mr. Moshkevich will be eligible for an annual incentive bonus under the Company’s annual cash incentive program with a target of 110% of his base salary. His target bonus for fiscal 2026 will be prorated, equal to the sum of (i) his target bonus percentage in effect immediately before November 5, 2026 multiplied by his base salary for the portion of fiscal 2026 before that date, plus (ii) 110% multiplied by his new base salary for the portion of fiscal 2026 on and after that date. His fiscal 2026 bonus will be determined based on the achievement of Company performance goals previously approved by the Human Capital Committee for fiscal 2026.

Mr. Moshkevich is also eligible to receive annual equity awards under the Company’s 2015 Equity Incentive Plan (the “Plan”) in connection with the Company’s annual equity award process, subject to approval by the Board or its Human Capital Committee. The Moshkevich Employment Agreement provides that Mr. Moshkevich’s 2027 annual equity award will have a target grant date value of $10,500,000, delivered 50% in performance-based restricted stock units and 50% in time-based restricted stock units, and will be granted at the same time as the Company’s 2027 annual equity grants to the

Company’s other executive officers (currently expected to occur in January 2027), subject to approval by the Board or its Human Capital Committee at the time of grant. The performance-based restricted stock units will be subject to the terms of the Company’s 2027-2029 performance-based restricted stock unit program, as approved by the Human Capital Committee. In connection with his promotion, the Board, upon the recommendation of the Human Capital Committee, also approved a grant to Mr. Moshkevich of time-based restricted stock units under the Plan with a grant date value of $1,750,000, which will vest over four years, with 25% vesting on November 5, 2027 and the remainder vesting in 12 substantially equal quarterly installments thereafter, subject to his continued service with the Company. He will continue to participate in the Company’s employee benefit plans available to its employees generally.

If Mr. Moshkevich’s employment is terminated by the Company without “cause” or he resigns for “good reason” (each as defined in the Moshkevich Employment Agreement, and each such termination, an “involuntary termination”), then, subject to his return of Company property, resignation from all officer and director positions with the Company and its subsidiaries, and execution and non-revocation of separation agreement, which will include a general release of claims, in a form prescribed by the Company, Mr. Moshkevich will be eligible to receive the following:

•Involuntary termination not in connection with a change in control: (i) a lump-sum payment equal to 12 months of his base salary; (ii) payment of COBRA premiums for up to 12 months; (iii) accelerated vesting of his time-based equity awards equal to the greater of 50% of the then-unvested portion of such awards or the portion that would have vested had he completed an additional 18 months of service; and (iv) with respect to his performance-based equity awards, vesting in the number of shares eligible to vest based on actual performance through the end of the applicable measurement period, multiplied by the greater of 50% or the portion of the measurement period during which he would have provided service had he completed an additional 18 months of service (with full vesting of the earned shares under any award that would vest within that 18-month period, and no vesting unless the minimum performance condition is achieved).
•Involuntary termination at the time of or within 18 months following a change in control: (i) a lump-sum payment equal to the sum of 18 months of his base salary plus his target annual bonus for the year of termination; (ii) payment of COBRA premiums for up to 18 months; and (iii) full accelerated vesting of all outstanding time-based and performance-based equity awards, with performance-based awards vesting based on the greater of actual achievement as of the change in control or 100% achievement.

The foregoing description of the Moshkevich Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Moshkevich Employment Agreement, a copy of which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2026.

Appointment of Mr. Moshkevich to the Board

On November 4, 2026, the Board appointed Mr. Moshkevich as a Class III director to fill the vacancy created by Mr. Chapman’s resignation, effective November 5, 2026. Mr. Moshkevich will serve for a term expiring at the Company’s 2027 annual meeting of stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. Mr. Moshkevich was appointed to the Board pursuant to the Moshkevich Employment Agreement, which also provides that the Company will nominate him for re-election to the Board at each annual meeting of stockholders at which his term as a director expires during his service as Chief Executive Officer. Mr. Moshkevich has not been appointed to, and is not expected to be appointed to, any committee of the Board. As an employee director, Mr. Moshkevich will not receive any additional compensation for his service on the Board. Mr. Moshkevich is party to the Company’s standard form of indemnification agreement for its directors and executive officers, the form of which was filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ending December 31, 2016, filed with the Securities and Exchange Commission on March 16, 2017.

Transition and Consulting Agreement with Mr. Chapman

On November 4, 2026, the Company and Mr. Chapman entered into a Transition and Consulting Agreement (the “Transition Agreement”), which provides Mr. Chapman with the benefits described below in lieu of any severance payments or benefits under his Amended and Restated Employment Agreement with the Company, effective as of August 1, 2024. Subject to the Transition Agreement (which includes a mutual release of claims) becoming effective, Mr. Chapman’s delivery of his Board resignation and his return of Company property, Mr. Chapman will be entitled to receive:

•a lump-sum transition payment of $1,000,000, equal to 12 months of his base salary, payable within 10 days after the Transition Agreement becomes effective;

•a 2026 annual bonus (with a target of $1,500,000) determined based on the fiscal 2026 performance criteria previously approved by the Human Capital Committee, using the same determination of the achievement of such performance criteria used for the Company’s other executive officers, and payable at the same time that fiscal 2026 annual bonuses are paid to the Company’s other executive officers (and in any event no later than March 15, 2027);
•payment or reimbursement of COBRA premiums for Mr. Chapman and his eligible dependents for up to 12 months; and
•the continued vesting and award treatment described below.

Pursuant to the Transition Agreement, the Company and Mr. Chapman entered into a consulting agreement (the “Consulting Agreement”), under which Mr. Chapman will provide transition and advisory services to the Company’s Chief Executive Officer and the Board, as reasonably requested (the “Consulting Period”), which may be extended by mutual written agreement. Mr. Chapman will be paid $500 per hour for up to eight hours of requested services per month. Either party may terminate the Consulting Agreement on five days’ written notice, and the Company may terminate it immediately for “Cause” (as defined in the Consulting Agreement).

Mr. Chapman’s consulting services will constitute continuous service under the Plan, and his outstanding restricted stock unit (“RSU”) awards will be treated as follows:

•Time-Based RSUs that are unvested as of November 5, 2026 will vest as to 35,000 RSUs on the date the Transition Agreement becomes effective, and as to the remaining 57,933 RSUs in 12 substantially equal monthly installments from December 5, 2026 through November 5, 2027, subject to Mr. Chapman’s continued service through each monthly vesting date.
•2024 and 2025 Performance-Based RSUs will remain outstanding and will vest in the number of shares earned based on actual achievement of the applicable three-year cumulative revenue goals, multiplied by a service credit percentage. The service credit percentage will reflect Mr. Chapman’s service completed through November 5, 2026, plus the remaining service credit, which accrues ratably over the Consulting Period, and will equal 100% if Mr. Chapman provides services through the end of the Consulting Period. Vested shares will be settled at the same time that the corresponding performance-based RSU awards held by the Company’s other executive officers are settled.
•2026 Performance-Based RSU award will be amended to provide that, if Mr. Chapman provides consulting services through the end of the Consulting Period, executes and does not revoke a bring-down release of claims thereafter, he will be deemed to have satisfied 100% of the service requirement under the award, and the award will remain outstanding following the end of the Consulting Period and will vest based on the Company’s actual achievement of the performance goals for fiscal years 2026 through 2028. Vested shares will be settled at the same time that the corresponding performance-based RSU awards held by the Company’s other executive officers are settled.

No performance-based RSUs will vest unless the minimum performance condition under the applicable award is achieved. The number of shares earned under each performance-based RSU award will be based on the Company’s actual performance as of the end of the applicable measurement period. If the Company terminates the Consulting Agreement before the end of the Consulting Period other than for Cause, then, subject to Mr. Chapman’s execution and non-revocation of a bring-down release of claims, his RSU awards will be treated as though he had continued to provide services through the end of the Consulting Period, such that his unvested time-based RSUs will vest in full and he will be deemed to have satisfied 100% of the service requirement under his 2024, 2025 and 2026 performance-based RSU awards, with vesting remaining subject to the Company’s actual performance at the end of the respective performance period for each award. If the Company terminates the Consulting Agreement for Cause before the end of the Consulting Period, or if Mr. Chapman’s service terminates due to his death or disability before the end of the Consulting Period, then, subject to Mr. Chapman’s (or his estate’s) execution and non-revocation of a bring-down release of claims, he will vest in 67,354 time-based RSUs, plus 2,132 time-based RSUs for each month of service he provides under the Consulting Agreement before his termination, death or disability, 100% of the earned shares under his 2024 and 2025 performance-based RSU awards and 77.78% of the earned shares under his 2026 performance-based RSU award.

The Transition Agreement and the Consulting Agreement also include customary provisions regarding cooperation, confidentiality and continued compliance with Mr. Chapman’s Proprietary Information and Inventions Agreement; a covenant by Mr. Chapman not to provide services to certain named competitors of the Company for six months following November 5, 2026; a covenant by Mr. Chapman not to solicit Company employees for 12 months; and mutual non-disparagement covenants by Mr. Chapman and the Company.

The foregoing description of the Transition Agreement and the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Transition Agreement and the Consulting Agreement, copies of which will be filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2026.

(c)    Securities Trading Plans of Directors and Executive Officers

On September 14, 2026, Matthew Rabinowitz, our executive chairman, adopted a trading arrangement for the sale of shares of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Rabinowitz’s Rule 10b5-1 Trading Plan provides for the potential sale of up to 200,000 shares of our common stock pursuant to the terms of the plan between January 19, 2027 and July 19, 2027.
On September 14, 2026, Daniel Rabinowitz, our chief legal officer and secretary, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Rabinowitz’s Rule 10b5-1 Trading Plan provides for the potential sale of up to 60,000 shares of our common stock pursuant to the terms of the plan between January 2, 2027 and December 31, 2028.
On September 14, 2026, John Fesko, our chief business officer, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Fesko’s Rule 10b5-1 Trading Plan provides for the potential sale of up to 90,000 shares of our common stock pursuant to the terms of the plan between December 14, 2026 and December 31, 2027.
On September 14 2026, Roy Baynes, a member of the Company's board of directors, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Baynes’ Rule 10b5-1 Trading Plan provides for the exercise of up to 6,869 stock options and sale of underlying shares of common stock pursuant to the terms of the plan, between December 14, 2026 and December 15, 2027.

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

NATERA, INC.

Date: November 5, 2026	By:	/ s / Steve Chapman
	Name:	Steve Chapman
	Title:	Chief Executive Officer, President, and Director
(Principal Executive Officer)

	By:	/ s / Michael Brophy
	Name:	Michael Brophy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)